Form 10-K405
period 1997-12-31
AMEREN CORP
filed 1998-03-30
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          ( ) Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No Fee Required)
                        For the transition period from       to

                         COMMISSION FILE NUMBER 1-14756

                               AMEREN CORPORATION
             (Exact name of registrant as specified in its charter)

           Missouri                                     43-1723446
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                 1901 Chouteau Avenue, St. Louis, Missouri 63103
              (Address of principal executive offices and Zip Code)
       Registrant's telephone number, including area code: (314) 621-3222

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $ .01 par value                  New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         Aggregate market value of voting stock held by non-affiliates as of March 20, 1998, based on closing prices most recently available as reported in The Wall Street Journal: $5,805,929,236.

         Shares of Common Stock, $5 par value, outstanding as of March 20, 1998:
137,215,462 shares.

                      DOCUMENTS INCORPORATED BY REFERENCES.

         Portions of the registrant's 1997 Annual Report to Stockholders (the "1997 Annual Report") are incorporated by reference into Parts I, II and IV.

         Portions of the registrant's definitive proxy statement for the 1998 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                                PAGE
------                                                                                ----
Item     1  -  Business
                    General........................................................     1
                    Construction Program and Financing.............................     2
                    Rates..........................................................     2
                    Fuel Supply....................................................     3
                    Regulation.....................................................     3
                    Industry Issues................................................     5
                    Operating Statistics(1)........................................     5

Item     2  -  Properties..........................................................     5
Item     3  -  Legal Proceedings...................................................     6
Item     4  -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)...............     6

PART II

Item     5  -  Market for Registrant's Common Equity and Related
                    Stockholder Matters(1).........................................     7
Item     6  -  Selected Financial Data(1)..........................................     7
Item     7  -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations(1)...................................     7
Item     8  -  Financial Statements and Supplementary Data(1)......................     7
Item     9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item   10   -  Directors and Executive Officers of the Registrant(1)...............     8
Item   11   -  Executive Compensation(1)...........................................     8
Item   12   -  Security Ownership of Certain Beneficial Owners
                    and Management(1)..............................................     8
Item   13   -  Certain Relationships and Related Transactions(1)...................     8

PART IV

Item   14   -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....     9

SIGNATURES  .......................................................................    12
EXHIBITS  .........................................................................    13


--------
(1) Incorporated herein by reference.

(2) Not applicable and not included herein.

                                     PART I

ITEM     1.   BUSINESS.

               GENERAL. The Registrant, Ameren Corporation (the "Company"), was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated ("CIPSCO") and Union Electric Company ("UE") combined with the result that the common shareholders of CIPSCO and UE became the common shareholders of the Company, and the Company became the owner of 100% of the common stock of CIPSCO's operating subsidiary, Central Illinois Public Service Company ("CIPS") and UE. Pursuant to an Agreement and Plan of Merger dated as of August 11, 1995 between (among others) CIPSCO, UE, and the Company, each outstanding share of UE common stock has been exchanged for one share of the Company's common stock and each outstanding share of CIPSCO common stock has been exchanged for 1.03 shares of the Company's common stock.

               For additional information about the merger, see "Overview" in "Management's Discussion and Analysis" and Notes 1 and 2 to the "Notes to Financial Statements" on Pages 18, 29, and 30, respectively, of the 1997 Annual Report pages incorporated herein by reference.

               Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 ("PUHCA") and does not own or operate any significant assets other than the stock of its subsidiaries, including its two operating subsidiaries, CIPS and UE. Dividends on Ameren's Common Stock are dependent on distributions to be made to it by CIPS, UE, and its other subsidiaries. The 1997 Annual Report Form 10-K's for CIPS and UE are available from the Company upon request.

               CIPS is an Illinois corporation organized in 1902. It supplies electric and gas service to territories in central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. UE was incorporated in Missouri in 1922, and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area.

               The Company recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's Illinois retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $52 million, net of income taxes, or 38 cents per share (See Note 2 to the "Notes to Financial Statements " on Page 30 of the 1997 Annual Report pages incorporated herein by reference.)

               On a consolidated basis, 92.1% of the Company's 1997 operating revenues was derived from the sale of electric energy, 7.5% came from the sale of natural gas, and 0.4% came from other sources. Consolidated electric operating revenues as a percentage of total operating revenues for the years 1995 and 1996 were 93% and 92%, respectively.

               The Company also owns all of the common stock of other subsidiary companies as follows: (a) CIPSCO Investment Company, a non-regulated investment company incorporated in Illinois; (b) Ameren Services Company, a Missouri corporation which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren affiliates; (c) Ameren Energy, Inc., a Missouri corporation which will provide power marketing, risk management and energy services; and (d) Ameren Development Company, a non-regulated holding company incorporated in Missouri. In addition, through its operating subsidiaries, the Company owns 60% of the Common Stock of Electric Energy, Inc., which owns and operates a generating plant with a nominal capacity of 1,000 mW. 60% of the plant's output is committed to the Department of Energy, 10% to UE, 5% to CIPS, and the remainder to its other owners.

               At December 31, 1997, the Company and its subsidiaries had 8,149 employees.

               CONSTRUCTION PROGRAM AND FINANCING. The Company is engaged in a construction program under which expenditures averaging approximately $333 million are anticipated during each of the next five years. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program but the estimate does not include expenditures which may be incurred to meet new air quality standards -- also see "Regulation", below. The Company does not anticipate a need for additional base load electric generating capacity until after the year 2013.

               In addition to the funds required for construction during the 1998-2002 period, $488 million will be required to repay long-term debt as follows: $52 million in 1998; $209 million in 1999; $49 million in 2000; $44 million in 2001; and $134 million in 2002. Amounts for years subsequent to 1998 do not include UE's nuclear fuel lease payments since the amounts of such payments are not currently determinable.

               Financing. Historically, CIPS and UE have financed those construction costs which exceeded available internally generated funds through issuance of short-term debt in the form of bank loans and commercial paper. As needed, the short-term debt would be subsequently reduced by sales of long-term debt and equity securities.

               To issue first mortgage bonds and preferred stock, CIPS and UE each must comply with earnings tests contained in their respective mortgages and Articles. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under the CIPS Articles, and earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles. The ability to issue such securities in the future will depend on coverages at that time. Currently, each company expects to have adequate coverage ratios for anticipated requirements.

               For additional information on the Company's financial needs, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on Page 20, and Notes 5, 6, and 10 to the "Notes to Financial Statements" on Pages 34 and 40, of the 1997 Annual Report pages incorporated herein by reference.

               RATES. For the year 1997, approximately 60%, 22%, and 18% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission ("MoPSC"), the Illinois Commerce Commission ("ICC"), and the Federal Energy Regulatory Commission ("FERC") of the U. S. Department of Energy, respectively.

               As permitted by electric utility restructuring legislation in Illinois, CIPS and UE have elected to eliminate the fuel adjustment clause on sales of electricity in Illinois, thereby including a historical level of fuel costs in base rates. The CIPS request has been approved by the ICC, and a decision on the UE request is expected by early May, 1998.

               For additional information on "Rates", see Note 2 to the "Notes to Financial Statements" on Page 30 of the 1997 Annual Report pages incorporated herein by reference.

               FUEL SUPPLY.

COST OF FUELS                                                                YEAR
-------------                                  -------------------------------------------------------------------
                                               1997            1996            1995          1994             1993
                                               ----            ----            ----          ----             ----
UE
Per Million BTU       - Coal               105.600(cent)   112.250(cent)   117.645(cent)   123.950(cent)    153.284(cent)
                      - Nuclear             47.472(cent)    47.499(cent)    48.592(cent)    49.932(cent)     56.848(cent)
                      - System              92.816(cent)    96.596(cent)   101.590(cent)   101.867(cent)    126.362(cent)

CIPS
Per Million BTU       - System (Coal)      163.000(cent)   171.000(cent)   176.000(cent)   165.000(cent)    167.000(cent)

               Nuclear. UE has agreements to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, and fabrication services through 2002, and agreements for conversion services are sufficient to supply the Plant through 1999. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires re-fueling at 18-month intervals and re-fuelings are presently scheduled for the spring of 1998 and the fall of 1999. Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. UE has sufficient storage capacity at the Callaway Plant site until 2004 and is pursuing a viable storage alternative. This alternative will require Nuclear Regulatory Commission approval. The delayed availability of DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Plant.

               For additional information on the Company's "Fuel Supply", see
Note 10 to the "Notes to Financial Statements" on Page 40 of the 1997 Annual Report pages incorporated herein by reference.

               REGULATION. As a holding company registered under the PUHCA, Ameren, along with its subsidiaries, is subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, the services performed by Ameren Services Company, and the activities of certain other subsidiaries.

               CIPS and UE are subject to regulation, as applicable, by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. Said companies are also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the Securities and Exchange Commission.

               In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois and, as a result, prices for the retail supply of electric generation are expected to transition from cost-based, regulated rates to rates determined in large part by competitive market forces. For a discussion of the legislation, see Note 2 to the "Notes to Financial Statements" on Page 30 of the 1997 Annual Report pages incorporated herein by reference.

               Operation of UE's Callaway Plant is subject to regulation by the Nuclear Regulatory Commission. Its Facility Operating License for the Callaway Plant expires on October 18, 2024. UE's Osage hydroelectric plant and its Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for the Osage Plant expires on February 28, 2006, and the license for the Taum Sauk Plant expires on June 30, 2010. UE's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

               CIPS and UE are regulated, in certain of their operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels.

               National Ambient Air Quality Standards. In July 1997, the United States Environmental Protection Agency ("EPA") issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Missouri and Illinois are included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from UE's and CIPS' coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for the coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

               In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

               For additional discussion of environmental matters, see Note 10 to the "Notes to Financial Statements" on Page 40 of the 1997 Annual Report pages incorporated by reference.

               Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities and, for additional information on "Regulation", see Note 2 to the "Notes to Financial Statements" on Page 30 of the 1997 Annual Report pages incorporated herein by reference.

               INDUSTRY ISSUES. The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

               Also see "Outlook" in "Management's Discussion and Analysis" and
Note 10 to the "Notes to Financial Statements" on Pages 22 and 40, respectively, of the Annual Report pages incorporated herein by reference.

               OPERATING STATISTICS. The information on Pages 46 and 47 in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM     2.   PROPERTIES.

            The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1998 peak.

                                                                                      GROSS KILOWATT
             ENERGY                                                                    INSTALLED
             SOURCE              PLANT                    LOCATION                     CAPABILITY
             ------              -----                    --------                     ----------
             Coal              Labadie              Franklin County, Mo.                   2,404,000
                               Rush Island          Jefferson County, Mo.                  1,214,000
                               Newton               Newton, Ill.                           1,110,000
                               Sioux                St. Charles County, Mo.                1,008,000
                               Meramec              St. Louis County, Mo.                    927,000
                               Coffeen              Coffeen, Ill.                            900,000
                               Meredosia            Meredosia, Ill.                          339,000
                               Grand Tower          Grand Tower, Ill.                        186,000
                               Hutsonville          Hutsonville, Ill.                        153,000
                                                                                          ----------

                                                               Total Coal                  8,241,000

             Nuclear           Callaway             Callaway County, Mo.                   1,199,000

             Hydro             Osage                Lakeside, Mo.                            212,000
                               Keokuk               Keokuk, Ia.                              126,000
                                                                                          ----------

                                                               Total Hydro                   338,000

             Oil and           Venice               Venice, Ill.                             459,000
             Natural Gas       Other                Various                                  554,000
                                                                                          ----------
                                                               Total Oil and
                                                                  Natural Gas              1,013,000
             Pumped-
             storage           Taum Sauk            Reynolds County, Mo.                     350,000
                                                                                          ----------

                                                               TOTAL                      11,141,000
                                                                                          ==========

               As of December 31, 1997, CIPS owned approximately 4,800 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 19,450,000 kVA. CIPS operates one propane-air plant and 4,800 miles of gas mains. As of that date, UE owned approximately 3,304 circuit miles of electric transmission lines and substations with a transformer capacity of approximately 45,497,000 kVA. UE operates three propane-air plants and 2,737 miles of gas mains. Other properties of the companies include distribution lines, underground cable, and office buildings, warehouses, garages and repair shops.

               Substantially all of the properties and plant of CIPS and UE are subject to the direct first liens of the indentures securing their first mortgage bonds.


ITEM      3.  LEGAL PROCEEDINGS.

            The Company is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.



            Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                                                DATE FIRST ELECTED
                            AGE AT                                               OR APPOINTED TO
       NAME                12/31/97        PRESENT POSITION                      PRESENT POSITION
       ----                --------        ----------------                      ----------------
Charles W. Mueller           59            Chairman, President and
                                           Chief Executive Officer,
                                           and Director                              12/31/97
Donald E. Brandt             43            Senior Vice President                     12/31/97
William E. Jaudes            60            Vice President and
                                           General Counsel                           12/31/97
Warner L. Baxter             36            Controller                                12/31/97
James C. Thompson            58            Secretary                                 12/31/97
Jerre E. Birdsong            43            Treasurer                                  4/23/96

            All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. There are no family relationships between the foregoing officers of the Company. Except for Mr. Baxter, each of the above-named executive officers has been employed by the Company or its affiliates for more than five years in executive or management positions. Mr. Baxter was previously employed by Price Waterhouse LLP.


                                     PART II

ITEM     5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

         Information required to be reported by this item is included on Page 49 of the 1997 Annual Report and is incorporated herein by reference.


ITEM     6.   SELECTED FINANCIAL DATA.

         Information for the 1993-1997 period required to be reported by this item is included on Page 45 of the 1997 Annual Report and is incorporated herein by reference.


ITEM     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

         Information required to be reported by this item is included on Pages 18 through 23 of the 1997 Annual Report and is incorporated herein by reference.

ITEM     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company on Pages 24 through 44, the report thereon of Price Waterhouse LLP appearing on Page 17 and the Selected Quarterly Information on Page 28 of the 1997 Annual Report are incorporated herein by reference.

                                    PART III

ITEM     10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

         Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM     11.   EXECUTIVE COMPENSATION.

         Any information required to be reported by this item is included under "Compensation" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM     12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

         Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM     13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1998 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1.   Financial Statements: *

                                                                                                           Page From 1997
                                                                                                           Annual Report
                                                                                                           -------------
              Consolidated Report of Independent Accountants.........................................           17
              Consolidated Balance Sheet - December 31, 1997 and 1996................................           24
              Consolidated Statement of Income - Years 1997, 1996, and 1995..........................           26
              Consolidated Statement of Cash Flows - Years 1997, 1996, and 1995......................           27
              Consolidated Statement of Retained Earnings
                - Years 1997, 1996, and 1995.........................................................           28
              Notes to Consolidated Financial Statements.............................................           29

              *Incorporated by reference from the indicated pages of the 1997 Annual Report

         2.   Financial Statement Schedule:

              The following schedule, for the years ended December 31, 1997, 1996, and 1995, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                                                           Pages Herein
                                                                                                           ------------
              Report of Independent Accountants on Financial
                 Statement Schedule..................................................................           10

              Valuation and Qualifying Accounts (Schedule II)........................................           11

         3.   Exhibits: See EXHIBITS beginning on Page 13

         (b) Reports on Form 8-K. During the last quarter of 1997, the Company filed a report on Form 8-K dated December 31, 1997 reporting completion of the merger transaction between CIPSCO and UE.

                           REPORT OF INDEPENDENT ACCOUNTANTS
                            ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Ameren Corporation


Our audits of the financial statements referred to in our report dated February 5, 1998 appearing in the 1997 Annual Report to Shareholders of Ameren Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
St. Louis, Missouri
February 5, 1998

                               AMEREN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                  Col. A.                         Col. B                    Col. C                   Col. D.              Col. E
                  -------                         ------                    ------                   -------              ------
                                                                           Additions
                                                                ---------------------------
                                                                    (1)               (2)
                                                Balance at     Charged to                                              Balance at
                                                 beginning      costs and         Charged to                              end of
                  Description                    of period      expenses       other accounts     Deductions              period
                  -----------                   -----------    ----------      --------------     ----------           ---------
Year ended December 31, 1997                                                                       (Note)
Reserves deducted in the balance sheet
 from assets to which they apply:

      Allowance for doubtful accounts          $5,795,332      $12,648,812        $    -           $13,598,816        $4,845,328
                                               ==========      ===========        ===========      ===========        ==========

Year ended December 31, 1996

Reserves deducted in the balance sheet
 from assets to which they apply:

      Allowance for doubtful accounts          $7,524,965      $12,100,000        $    -           $13,829,633        $5,795,332
                                               ==========      ===========        ===========      ===========        ==========

Year ended December 31, 1995

Reserves deducted in the balance sheet
 from assets to which they apply:

      Allowance for doubtful accounts          $6,877,378      $10,800,000        $    -           $10,152,413        $7,524,965
                                               ==========      ===========        ===========      ===========        ==========


Note:  Uncollectible accounts charged off, less recoveries.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMEREN CORPORATION
                                      (Registrant)

                                   CHARLES W. MUELLER
                                   Chairman, President and
                                   Chief Executive Officer

Date    March 30, 1998             By    /s/ James C. Thompson
     -----------------------          ---------------------------------------
                                        (James C. Thompson, Attorney-in-Fact)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                                           TITLE
     ---------                                           -----
/s/ C. W. Mueller                                    Chairman, President, Chief
--------------------------------                 Executive Officer and Director
CHARLES W. MUELLER                                (Principal Executive Officer)


/s/ Donald E. Brandt                                      Senior Vice President
--------------------------------    (Principal Financial and Accounting Officer)
DONALD E. BRANDT


/s/ W. E. Cornelius
-------------------------------------
WILLIAM E. CORNELIUS, Director


/s/ Clifford L. Greenwalt
-------------------------------------
CLIFFORD L. GREENWALT, Director

-------------------------------------
THOMAS A. HAYS, Director


/s/ Richard A. Liddy
-------------------------------------
RICHARD A. LIDDY, Director


/s/ Gordon R. Lohman
-------------------------------------
GORDON R. LOHMAN, Director


/s/ Richard A. Lumpkin
-------------------------------------
RICHARD A. LUMPKIN, Director


-------------------------------------
JOHN PETERS MacCARTHY, Director


/s/ Hanne M. Merriman
-------------------------------------
HANNE M. MERRIMAN, Director

/s/ Paul L. Miller, Jr.
-------------------------------------
PAUL L. MILLER, JR., Director

/s/ Robert H. Quenon
-------------------------------------
ROBERT H. QUENON, Director

/s/ Harvey Saligman
-------------------------------------
HARVEY SALIGMAN, Director

/s/ Charles J. Schukai
-------------------------------------
CHARLES J. SCHUKAI, Director

/s/ Janet McAfee Weakley
-------------------------------------
JANET McAFEE WEAKLEY, Director

/s/ James W. Wogsland
-------------------------------------
JAMES W. WOGSLAND, Director


    By    /s/ James C. Thompson                          March 30, 1998
          -------------------------------------
           (James C. Thompson, Attorney-in-Fact)

                                    EXHIBITS

                             EXHIBITS FILED HEREWITH

  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------

      3(ii)       - By-Laws of the Company as amended effective December 31, 1997.

      13          - Those pages of the 1997 Annual Report incorporated herein by reference.

      21          - Subsidiaries of the Company.

      23          - Consent of Independent Accountants.

      24          - Powers of Attorney.

      27          - Financial Data Schedule.



                       EXHIBITS INCORPORATED BY REFERENCE

            The following exhibits heretofore have been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

  EXHIBIT NO.                              DESCRIPTION
  -----------                              -----------

      2           - Agreement and Plan of Merger, dated as of August 11, 1995, by and among the
                    Company, CIPSCO Incorporated, UE, and Arch Merger Inc. (June 30, 1995 Form
                    10-Q/A (Amendment No. 1), Exhibit 2(a).)

      3(i)        - Restated Articles of Incorporation of the Company. (Registration No. 33-64165,
                    Annex F.)