Form 10-Q
period 1998-03-31
AMEREN CORP
filed 1998-05-13
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From                    to

                         Commission file number 1-14756.

                               AMEREN CORPORATION
             (Exact name of registrant as specified in its charter)

         Missouri                                                43-1723446
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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


                          Yes    X   .         No       .


Shares outstanding of each of registrant's classes of common stock as of April 30, 1998:
    Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                        Page No.

Part I            Consolidated Financial Information (Unaudited)

                  Management's Discussion and Analysis                         2

                  Consolidated Balance Sheet
                  - March 31, 1998 and December 31, 1997                       6

                  Consolidated Statement of Income
                  - Three months and 12 months ended
                    March 31, 1998 and 1997                                    7

                  Consolidated Statement of Cash Flows
                  - Three months ended March 31, 1998 and 1997                 8

                  Notes to Consolidated Financial Statements                   9



Part II           Other Information

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren) is a newly created holding company which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC) becoming wholly-owned subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. In addition, the Registrant formed a new energy marketing subsidiary, Ameren Energy, which will focus on power marketing transactions, serving as a power marketing agent for the operating companies and providing a range of energy and risk management services to targeted customers.

The Merger was accounted for as a pooling-of-interests; therefore the consolidated financial statements are presented as if the Merger were consummated as of the beginning of the earliest period presented. However, the consolidated financial statements are not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of the future results of operations, financial position or cash flows.

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 9, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1997 Annual Report to stockholders.

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings

First quarter 1998 earnings of $40 million, or 29 cents per share, declined $5 million, or 4 cents per share, from 1997's first quarter earnings. Earnings for the 12 months ended March 31, 1998, were $330 million, or $2.40 per share, compared to $359 million, or $2.62 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended March 31, 1998, were $381 million, or $2.78 per share.

Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1998, and 1997 are detailed below.

In March 1998, the Registrant reported that it expects that 1998 earnings per share will reach the higher end of the range of $2.50 to $2.75 per share.

Electric Operations


Electric Operating Revenues                          Variations for periods ended March 31, 1998
                                                           from comparable prior-year periods
-----------------------------------------------------------------------------------------------
(Millions of Dollars)                                        Three Months       Twelve Months
----------------------------------------------------------------------------------------------
Credit to customers                                                $  2                 $ 28
Effect of abnormal weather                                          (14)                   2
Growth and other                                                     21                   31
Interchange sales                                                   (33)                 (71)
EEI                                                                 (19)                 (13)
----------------------------------------------------------------------------------------------
                                                                   $(43)                $(23)
----------------------------------------------------------------------------------------------

The $43 million decline in first quarter electric revenues compared to the year-ago quarter is primarily due to milder weather, decreased interchange sales and lower sales to the Department of Energy by EEI. Weather-sensitive residential sales declined 2 percent while commercial sales were flat compared to 1997 quarterly sales, and industrial sales rose 2 percent, reflecting a strong regional economy. Interchange sales decreased 47 percent due to market conditions.

The $23 million decrease in electric revenues for the 12 months ended March 31, 1998 compared to the prior 12-month period is due to a 24 percent decline in interchange sales, partially offset by lower credits to Missouri electric customers. Residential sales remained flat, while commercial and industrial sales increased 1 percent and 2 percent, respectively, reflecting a strong regional economy.

Fuel and Purchased Power                                  Variations for periods ended March 31, 1998
                                                              from comparable prior-year periods
-------------------------------------------------------------------------------------------------
(Millions of Dollars)                                          Three Months        Twelve Months
-------------------------------------------------------------------------------------------------
Fuel:
    Variation in generation                                        $(16)                $   4
    Price                                                             2                   (14)
    Generation efficiencies and other                                 4                     -
Purchased power variation                                           (12)                  (41)
EEI                                                                 (16)                  (15)
-------------------------------------------------------------------------------------------------
                                                                   $(38)                 $(66)
-------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three months ended March 31, 1998 versus the comparable prior-year quarter declined $38 million resulting primarily from lower interchange sales, as well as lower sales at EEI. The decrease in fuel and purchased power costs for the 12 months ended March 31, 1998 versus the year-ago period was driven mainly by lower purchased power costs due to decreased interchange kilowatthour sales, as well as lower fuel prices, and a decline in fuel and purchased power costs at EEI.

Gas Operations

Gas revenues for the three months ended March 31, 1998 compared to the comparable prior-year period decreased $15 million primarily due to the effect of milder weather on dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause. Gas revenues for the 12-month period ended March 31, 1998 decreased $18 million compared to the same year-ago period primarily due to a decline in dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clauses.

Gas costs for the three months and 12 months ended March 31, 1998 declined $16 million and $18 million, respectively, compared to the year-ago periods. The decreases in gas costs for these periods were due to lower dekatherm sales and lower gas prices.

Other Operating Expenses

Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $7 million for the first quarter of 1998 compared to the same year-ago period due to increases in information system-related costs, injuries and damages, automated meter costs and advertising expenses. The $37 million increase in other operations expenses for the 12 months ended March 31, 1998 compared to the prior 12-month period was primarily due to increases in information system-related costs, labor and injuries and damages expenses.

Maintenance expenses for the first quarter of 1998 decreased $3 million compared to the year-ago quarter due to a reduction in scheduled fossil plant maintenance. The $2 million increase in maintenance expenses for the 12-month period ended March 31, 1998 compared to the prior 12-month period was due to increased scheduled fossil plant maintenance, partially offset by the absence of a Callaway Plant refueling during the period. In April 1998, the Callaway Plant commenced its scheduled refueling outage. The refueling outage was completed in early May 1998.

Depreciation and amortization expense for the three-month period ended March 31, 1998 remained flat. For 12-month period ended March 31, 1998, depreciation and amortization expense increased $4 million, versus the comparable 1997 period, primarily due to increased depreciable property and the amortization of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the Merger agreement.

In March 1998, the Registrant announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan. The Registrant expects that its voluntary separation plan will result in a charge to earnings in the third quarter of 1998 once it is known the number of employees that will accept the terms of the plan. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the voluntary separation plan.

Taxes

Income taxes charged to operating expenses for the three months ended March 31, 1998 decreased $3 million versus the comparable 1997 period primarily due to lower operating income. The $11 million decrease in income taxes charged to operating expenses for the 12 months ended March 31, 1998 compared to the year-ago period is primarily due to a lower effective tax rate.

Other Income and Deductions

Miscellaneous, net for the three months ended March 31, 1998 increased $1 million versus the comparable 1997 period, primarily due to reduced merger-related costs. Miscellaneous, net increased $14 million for the 12-month period ended March 31, 1998 compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the Merger agreement.

Interest and Preferred Dividends

Interest and preferred dividends for the three months and 12 months ended March 31, 1998, increased $1 million and $2 million, respectively, versus the prior-year period, primarily due to an increase in long-term debt outstanding compared to the prior year.

Balance Sheet

The $54 million decrease in trade accounts receivable and unbilled revenues was due primarily to lower revenues in February and March 1998 compared to November and December 1997.

Changes in accounts and wages payable, taxes accrued and other accruals resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $138 million for the three months ended March 31, 1998, compared to $66 million during the same 1997 period.

Cash flows used in investing activities totaled $62 million and $95 million for the three months ended March 31, 1998 and 1997, respectively. Construction expenditures for the three months ended March 31, 1998 for constructing new or improving existing facilities and complying with the Clean Air Act were $65 million. In addition, the Registrant expended $4 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $41 million for the three months ended March 31, 1998, compared to cash flows provided by financing activities of $55 million during the same 1997 period. The Registrant's principal financing activities for the three months ended March 31, 1998 included the issuance of $65 million of long-term debt, the redemption of $35 million of long-term debt and the payment of dividends. On February 13, 1998, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share which was paid to shareholders on March 31, 1998. Common stock dividends paid for the 12 months ended March 31, 1998, resulted in a pay out rate of 101 percent of the Registrant's earnings to common stockholders (88 percent excluding the extraordinary charge). Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 44 percent.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $1.6 billion of short-term unsecured debt instruments outstanding  at any one  time.  Short-term  borrowings  consist  of  bank  loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1998, the Registrant had committed bank lines of credit aggregating $234 million (of which $176 million were unused and $127 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 1998, the Registrant had $112 million of short-term borrowings. The Registrant also has a bank credit agreement due 2003 which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There were no outstanding borrowings under this agreement as of March 31, 1998.

Additionally, AmerenUE has a bank credit agreement due 1999 which permits the borrowing of up to $300 million on a long-term basis. At March 31, 1998, AmerenUE had $75 million of borrowings outstanding against this credit agreement.

AmerenUE also has a lease agreement which provides for the financing of nuclear fuel. At March 31, 1998, the maximum amount that could be financed under the agreement was $120 million. Cash provided from financing for the three months ended March 31, 1998 included issuances under the lease for nuclear fuel of $1 million offset in part by $10 million of redemptions. At March 31, 1998, $109 million was financed under the lease.

RATE MATTERS

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois, AmerenUE and AmerenCIPS filed proposals with the Illinois Commerce Commission (ICC) to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved AmerenCIPS' and AmerenUE's filings on March 25, 1998 and April 28,1998, respectively.


ACCOUNTING MATTERS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs which are currently expensed by the Registrant may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. At this time, the Registrant is unable to determine the impact of SOP 98-1 on its financial position or results of operations upon adoption.


SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                    March 31,   December 31,
ASSETS                                                                1998          1997
------                                                            ------------  ------------
Property and plant, at original cost:
   Electric                                                        $11,539,426   $11,522,730
   Gas                                                                 452,917       447,458
   Other                                                                80,745        36,023
                                                                   -----------   -----------
                                                                    12,073,088    12,006,211
   Less accumulated depreciation and amortization                    5,361,923     5,285,434
                                                                   -----------   -----------
                                                                     6,711,165     6,720,777
Construction work in progress:
   Nuclear fuel in process                                             139,306       134,804
   Other                                                               110,799       131,504
                                                                   -----------   -----------
         Total property and plant, net                               6,961,270     6,987,085
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          92,778        97,188
   Nuclear decommissioning trust fund                                  147,304       122,438
   Other                                                                73,331        64,915
                                                                   -----------   -----------
         Total investments and other assets                            313,413       284,541
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                            45,824         9,696
   Accounts receivable - trade (less allowance for doubtful
         accounts of $5,301 and $4,845, respectively)                  250,902       266,306
   Unbilled revenue                                                     64,409       102,864
   Other accounts and notes receivable                                  51,293        49,765
   Materials and supplies, at average cost -
      Fossil fuel                                                       96,852        93,431
      Other                                                            136,013       134,152
   Other                                                                39,211        55,002
                                                                   -----------   -----------
         Total current assets                                          684,504       711,216
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               639,324       639,792
   Other                                                               198,791       204,913
                                                                   -----------   -----------
         Total regulatory assets                                       838,115       844,705
                                                                   -----------   -----------
Total Assets                                                       $ 8,797,302   $ 8,827,547
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
   outstanding 137,215,462 shares                                  $     1,372   $     1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,836     1,582,938
   Retained earnings                                                 1,387,312     1,434,658
                                                                   -----------   -----------
         Total common stockholders' equity                           2,971,520     3,018,968
   Preferred stock not subject to mandatory redemption                 235,197       235,197
Long-term debt                                                       2,534,136     2,506,068
                                                                   -----------   -----------
         Total capitalization                                        5,740,853     5,760,233
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                   45,131        52,241
   Short-term debt                                                     112,129        86,266
   Accounts and wages payable                                          148,610       293,391
   Accumulated deferred income taxes                                    42,700        35,809
   Taxes accrued                                                       169,267       110,566
   Other                                                               202,770       168,727
                                                                   -----------   -----------
         Total current liabilities                                     720,607       747,000
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,548,297     1,556,981
Accumulated deferred investment tax credits                            188,051       190,260
Regulatory liability                                                   218,094       224,225
Other deferred credits and liabilities                                 377,866       345,314
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 8,797,302   $ 8,827,547
                                                                   ===========   ===========

                                       6

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)



                                                                     Three Months Ended              Twelve Months Ended
                                                                          March 31,                        March 31,
                                                               ----------------------------         ------------------------
                                                                    1998             1997            1998            1997
                                                                    ----             ----            ----            ----

 OPERATING REVENUES:
    Electric                                                $     606,100    $     648,783    $   3,021,494    $   3,044,706
    Gas                                                            92,338          107,248          234,905          252,694
    Other                                                           2,372            3,632           11,291           13,351
                                                            -------------    -------------    -------------    -------------
       Total operating revenues                                   700,810          759,663        3,267,690        3,310,751

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                                   164,905          202,640          798,710          864,435
       Gas                                                         52,204           67,838          145,045          163,092
       Other                                                      146,755          139,732          592,237          554,860
                                                            -------------    -------------    -------------    -------------
                                                                  363,864          410,210        1,535,992        1,582,387
    Maintenance                                                    65,003           67,539          307,705          305,857
    Depreciation and amortization                                  86,854           86,512          346,342          342,709
    Income taxes                                                   29,911           32,844          231,246          242,222
    Other taxes                                                    64,746           67,097          269,360          272,583
                                                            -------------    -------------    -------------    -------------
       Total operating expenses                                   610,378          664,202        2,690,645        2,745,758

 OPERATING INCOME                                                  90,432           95,461          577,045          564,993

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used during
       construction                                                 1,063            1,094            5,213            6,251
    Miscellaneous, net                                             (3,146)          (4,092)          (9,398)         (22,970)
                                                            -------------    -------------    -------------    -------------
       Total other income and deductions                           (2,083)          (2,998)          (4,185)         (16,719)

 INCOME BEFORE INTEREST CHARGES
 AND PREFERRED DIVIDENDS                                           88,349           92,463          572,860          548,274

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
    Interest                                                       47,495           46,071          186,792          181,253
    Allowance for borrowed funds used during construction          (2,261)          (1,702)          (8,021)          (7,530)
    Preferred dividends of subsidiaries                             3,188            3,117           12,603           15,836
                                                            -------------    -------------    -------------    -------------
       Net interest charges and preferred dividends                48,422           47,486          191,374          189,559

 INCOME BEFORE EXTRAORDINARY CHARGE                                39,927           44,977          381,486          358,715
                                                            -------------    -------------    -------------    -------------

 EXTRAORDINARY CHARGE (NET OF
 INCOME TAXES)                                                       --               --            (51,820)            --
                                                            -------------    -------------    -------------    -------------

 NET INCOME                                                 $      39,927    $      44,977    $     329,666    $     358,715
                                                            =============    =============    =============    =============

 EARNINGS PER COMMON SHARE - BASIC
 AND DILUTED (Based on average shares outstanding)
     Income before extraordinary charge                     $        0.29    $        0.33    $        2.78    $        2.62
     Extraordinary charge                                            --               --              (0.38)            --
                                                            -------------    -------------    -------------    -------------
     Net income                                             $        0.29    $        0.33    $        2.40    $        2.62
                                                            =============    =============    =============    =============

AVERAGE COMMON SHARES OUTSTANDING                             137,215,462      137,215,462      137,215,462      137,215,462
                                                            =============    =============    =============    =============

                                       7

                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                          Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                           1998         1997
                                                       ---------    --------
Cash Flows From Operating:
   Net income                                          $  39,927    $  44,977
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     84,463       85,100
        Amortization of nuclear fuel                       9,617        9,834
        Allowance for funds used during construction      (3,324)      (2,796)
        Deferred income taxes, net                        (6,830)         249
        Deferred investment tax credits, net              (2,209)      (2,376)
        Changes in assets and liabilities:
           Receivables, net                               52,331       57,287
           Materials and supplies                         (5,282)      10,550
           Accounts and wages payable                   (144,781)    (113,699)
           Taxes accrued                                  58,701       55,777
           Other, net                                     55,664      (79,250)
                                                       ---------    ---------
Net cash provided by operating activities                138,277       65,653

Cash Flows From Investing:
   Construction expenditures                             (64,946)     (91,986)
   Allowance for funds used during construction            3,324        2,796
   Nuclear fuel expenditures                              (4,422)      (3,722)
   Other                                                   4,410       (2,520)
                                                       ---------    ---------
Net cash used in investing activities                    (61,634)     (95,432)

Cash Flows From Financing:
   Dividends on common stock                             (87,132)     (83,813)
   Redemptions -
      Nuclear fuel lease                                 (10,407)      (4,615)
      Short-term debt                                       --        (16,743)
      Long-term debt                                     (35,000)     (40,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   1,161       11,910
      Short-term debt                                     25,863       22,600
      Long-term debt                                      65,000      230,000
                                                       ---------    ---------
Net cash provided by (used in) financing activities      (40,515)      55,415

Net increase in cash and cash equivalents                 36,128       25,636
Cash and cash equivalents at beginning of year             9,696       11,899
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  45,824    $  37,535
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  29,319    $  28,682
   Income taxes, net                                   $  (1,675)   $   3,101

                                       8

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH  31, 1998

Note 1 - Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation (Ameren)(the Merger). The accompanying consolidated financial statements (the financial statements) reflect the accounting for the Merger as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position or cash flows. The outstanding preferred stock of AmerenUE and Central Illinois Public Service Company (AmerenCIPS), a subsidiary of CIPSCO, were not affected by the Merger.

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE and AmerenCIPS, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. The Registrant also has a non-regulated investing subsidiary, CIPSCO Investment Company (CIC), and a non-utility energy marketing subsidiary, Ameren Energy. The Registrant has a 60% interest in Electric Energy, Inc. (EEI). EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Note 2 - Financial statement note disclosures, normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the 1997 Form 10-K for information relevant to the consolidated financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

Note 3 - In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The Registrant's consolidated financial statements were prepared to permit the information required in the Financial Data Schedule
(FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the consolidated financial statements or notes thereto.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of trends for any three-month or twelve-month period.

Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving AmerenUE's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) will be shared equally between customers and shareholders and earnings above 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the three months ended March 31, 1998, the Registrant recorded an estimated $10 million credit for the third year of the plan compared to a $20 million credit recorded for 1997. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for the 12 months ending June 30, 1998.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the current plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE would be credited entirely to customers.

Note 6 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

Note 7 - Certain reclassifications were made to prior-year financial statements to conform with current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the annual meeting of stockholders of the Registrant held on April 28, 1998, the following matters were presented to the meeting for a vote and the results of such voting are as follows:


            Item (1)      Election of Directors.

                                                                                                      Non-Voted
                   Name                                         For                Withheld           Brokers
        William E. Cornelius....................            116,430,967            3,630,427              0
        Clifford L. Greenwalt...................            116,197,459            3,863,935              0
        Thomas A. Hays..........................            116,464,635            3,596,759              0
        Richard A. Liddy........................            116,526,980            3,534,414              0
        Gordon R. Lohman........................            116,336,620            3,724,774              0
        Richard A. Lumpkin......................            116,530,171            3,531,223              0
        John Peters MacCarthy...................            116,541,375            3,520,019              0
        Hanne M. Merriman.......................            115,912,698            4,148,696              0
        Paul L. Miller, Jr......................            116,553,412            3,507,982              0
        Charles W. Mueller......................            116,517,878            3,543,516              0
        Robert H. Quenon........................            116,396,595            3,664,799              0
        Harvey Saligman.........................            116,435,105            3,626,289              0
        Charles J. Schukai......................            116,563,157            3,498,237              0
        Janet McAfee Weakley....................            116,313,750            3,747,644              0
        James W. Wogsland.......................            116,162,903            3,898,491              0



            Item (2)  Board Proposal re Long-Term Incentive Plan.

                                                                                         Non-Voted
                   For                     Against                 Abstain                Brokers *
                106,175,592              10,612,259               3,271,412                 900



            Item (3)  Stockholder Proposal re Report on Callaway Plant
            Decommissioning Cost.

                                                                                         Non-Voted
                   For                     Against                 Abstain                Broker *
                7,528,171                85,696,831               6,961,975              19,874,186

* Broker shares included in the quorum but not voting on the items.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits.

                      Exhibit 27                -   Financial Data Schedule.

               (b) Reports on Form 8-K. During the quarter, the Registrant filed a report on Form 8-K dated January 20, 1998 reporting the impact of utility restructuring legislation in Illinois and the expectation of lower earnings for 1998. Further by Form 8-K dated March 13, 1998, the Registrant reported consolidated revenues and net income for January 1998.




                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMEREN CORPORATION
                                                   (Registrant)



May 13, 1998                              By        /s/ Donald E. Brandt
                                             ---------------------------
                                                        Donald E. Brandt
                                                 Senior Vice President, Finance