Form 10-Q
period 1998-06-30
AMEREN CORP
filed 1998-08-13
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1998

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


                           Yes    X   .    No       .


Shares outstanding of each of registrant's classes of common stock as of July 31, 1998:
    Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                    Page No.

Part I    Consolidated Financial Information (Unaudited)

          Management's Discussion and Analysis                         2

          Consolidated Balance Sheet
          - June 30, 1998 and December 31, 1997                        7

          Consolidated Statement of Income
          - Three months, six months and 12 months ended
          June 30, 1998 and 1997                                       8

          Consolidated Statement of Cash Flows
          - Six months ended June 30, 1998 and 1997                    9

          Notes to Consolidated Financial Statements                   10



 Part II  Other Information

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Ameren Corporation (Ameren) is a newly created holding company which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC) becoming wholly-owned subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. In addition, Ameren formed a new energy marketing subsidiary, Ameren Energy, Inc., which will focus on power and gas marketing transactions, serving as a power marketing agent for the operating companies and providing a range of energy and risk management services to targeted customers.

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

     The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 10, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1997 Annual Report to stockholders.

     References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
     Second quarter 1998 earnings of $84 million, or 61 cents per share, increased $4 million, or 3 cents per share, from 1997's second quarter earnings. Earnings for the six months ended June 30, 1998, totaled $124 million, or 90 cents per share, compared to year-ago earnings of $125 million, or 91 cents per share. Earnings for the 12 months ended June 30, 1998, were $334 million, or $2.43 per share, compared to $366 million, or $2.67 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended June 30, 1998, were $385 million, or $2.81 per share.

     Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 1998, and 1997 are detailed below.

Electric Operations


Electric Operating Revenues       Variations for periods ended June 30, 1998
                                      from comparable prior-year periods
---------------------------- ---------------- ---------------- -----------------
(Millions of Dollars)          Three Months      Six Months       Twelve Months
---------------------------- ---------------- ---------------- -----------------
Credit to customers               $(25)            $(24)              $(22)
Effect of abnormal weather          44               29                 59
Growth and other                    32               54                 87
Interchange sales                   (3)             (36)               (90)
EEI                                (19)             (37)               (34)
---------------------------- ---------------- ---------------- -----------------
                                  $ 29             $(14)               $ -
---------------------------- ---------------- ---------------- -----------------


     The $29 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by increased native sales due to warm weather, a strong regional economy and benefits realized from the elimination of the retail electric fuel adjustment clause in the operating companies' Illinois jurisdiction effective in the second quarter of 1998. Weather-sensitive residential and commercial sales increased 19 percent and 8 percent, respectively, while industrial sales rose 3 percent, reflecting a strong regional economy. These increases were partially offset by a higher credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information), and lower sales by EEI, primarily to the Department of Energy.

     Electric revenues for the first six months of 1998 declined $14 million compared to the prior-year period primarily due to a higher credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information), decreased interchange sales and lower sales to the Department of Energy by EEI. Partially offsetting these decreases was an increase in native sales of 5 percent due to warm weather compared to the year-ago period and benefits realized from the elimination of the retail electric fuel adjustment clause in the operating companies' Illinois jurisdiction effective in the second quarter of 1998. Weather-sensitive residential and commercial sales grew 7 percent and 4 percent, respectively, while industrial sales rose 3 percent.

     Electric revenues for the 12 months ended June 30, 1998, remained flat with the prior 12-month period resulting from a 4 percent increase in native sales due to favorable weather and a strong local economy, offset by an increase in credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information) and fewer interchange sales and sales to the Department of Energy by EEI.


Fuel and Purchased Power          Variations for periods ended June 30, 1998
                                      from comparable prior-year periods
---------------------------- ---------------- ---------------- -----------------
(Millions of Dollars)          Three Months      Six Months       Twelve Months
---------------------------- ---------------- ---------------- -----------------
Fuel:
    Variation in generation       $(5)            $(21)               $(20)
     Price                          8                9                  (3)
     Generation efficiencies
      and other                    (3)               2                   2
Purchased power variation          17                7                   4
EEI variation                     (10)             (27)                (29)
---------------------------- ----------------- --------------- -----------------
                                  $ 7             $(30)               $(46)
---------------------------- ----------------- --------------- -----------------

     Fuel and purchased power costs for the second quarter 1998 versus the comparable prior-year quarter increased $7 million primarily due to increased power purchases and higher energy prices, partially offset by lower fuel and purchased power at EEI due to reduced kilowatthour sales. The $30 million decrease in fuel and purchased power for the six months ended June 30, 1998, compared to the year-ago period was primarily due to lower generation resulting from the scheduled Callaway Nuclear Plant refueling outage, lower interchange sales and a reduction at EEI due to fewer sales to the Department of Energy. The $46 million decrease in fuel and purchased power costs for the 12 months ended June 30, 1998, versus the prior-year period was driven mainly by reduced generation primarily due to fewer interchange sales and lower fuel and purchased power at EEI as a result of fewer sales to the Department of Energy.

     While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

     Gas Operations Gas revenues for the six months ended June 30, 1998, decreased $12 million compared to the year-ago period primarily due to a decrease in sales volume due to milder winter weather, as well as lower gas costs reflected in the purchased gas adjustment clause, partially offset by the annual $11.5 million rate increase in AmerenUE's Missouri jurisdiction, effective February 1998. Gas revenues for the 12-month period ended June 30, 1998, decreased $17 million compared to the same year-ago period primarily due to a decline in dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause.

     Gas costs for the six and 12  months  ended  June 30,  1998,  declined  $17 million and $21 million, respectively, compared to the year-ago periods. The decreases in gas costs for these periods were due to lower dekatherm sales and lower gas prices.

Other Operating Expenses
     Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

     Other operations expenses increased $13 million and $20 million for the three and six months ended June 30, 1998, respectively, compared to the same year-ago periods primarily due to increased injuries and damages expense, information system-related expenses and labor costs. The $44 million increase in other operations expenses for the 12 months ended June 30, 1998, compared to the prior 12-month period was primarily due to increased information system-related expenses, labor costs and injuries and damages expense.

     Maintenance expenses for the three and six months ended June 30, 1998, increased $8 million and $6 million, respectively, compared to the year-ago periods primarily due to the costs of refueling of the Callaway Nuclear Plant, partially offset by a reduction in scheduled fossil plant maintenance. The spring 1998 scheduled refueling was completed in 31 days. The $12 million increase in maintenance expenses for the 12-month period ended June 30, 1998, compared to the prior 12-month period was due to increased scheduled fossil plant maintenance.

     In March 1998, the Registrant announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan (the
Plan). In July 1998, the Registrant offered separation packages to employees whose positions are to be eliminated through the Plan. The Registrant expects that the Plan will result in a charge to earnings in the third quarter of 1998 once the number of employees that will accept the terms of the Plan is known. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the Plan.

Taxes
     The $12 million decrease in income taxes charged to operating expenses for the 12 months ended June 30, 1998, compared to the year-ago period is primarily due to lower operating income and a lower effective tax rate.

     Other Income and Deductions Miscellaneous, net for the three months and six months ended June 30, 1998, increased $3 million and $4 million, respectively, versus the comparable 1997 periods, primarily due to reduced merger-related costs. Miscellaneous, net increased $15 million for the 12-month period ended June 30, 1998, compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the Missouri Public Service Commission order approving the Merger.

Balance Sheet
     The $70 million increase in trade accounts receivable and unbilled revenues was due primarily to higher revenues in May and June 1998 compared to November and December 1997.

     Changes in accounts and wages payable, taxes accrued, other accruals and other current assets resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $246 million for the six months ended June 30, 1998, compared to $219 million during the same 1997 period.

     Cash flows used in investing activities totaled $130 million and $209 million for the six months ended June 30, 1998 and 1997, respectively. Construction expenditures for the six months ended June 30, 1998, for constructing new or improving existing facilities and complying with the Clean Air Act were $139 million. In addition, the Registrant expended $9 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

     Cash flows used in financing activities were $78 million for the six months ended June 30, 1998, compared to cash flows provided by financing activities of $16 million during the same 1997 period. The Registrant's principal financing activities for the six months ended June 30, 1998, included the issuance of $159 million of long-term debt, the redemption of $10 million of long-term debt and the payment of dividends. On April 28, 1998, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share which was paid to shareholders on June 30, 1998. Common stock dividends paid for the 12 months ended June 30, 1998, resulted in a pay out rate of 101 percent of the Registrant's earnings to common stockholders (88 percent excluding the extraordinary charge). Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 47 percent.

     The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $1.7 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1998, the Registrant had committed bank lines of credit aggregating $234 million (all of which was unused and $179 million was available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant also has a bank credit agreement due 2003 which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There was $20 million outstanding under this agreement as of June 30, 1998. At June 30, 1998, the Registrant had $78 million of short-term borrowings.

     Additionally, AmerenUE has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and $116 million was available at June 30, 1998.

     AmerenUE also has a lease agreement which provides for the financing of nuclear fuel. At June 30, 1998, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing for the six months ended June 30, 1998, included redemptions under the lease for nuclear fuel of $51 million offset in part by $8 million of issuances. At June 30, 1998, $75 million was financed under the lease.

RATE MATTERS

     As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois, AmerenUE and AmerenCIPS filed proposals with the Illinois Commerce Commission
(ICC) to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved AmerenCIPS' and AmerenUE's filings on March 25, 1998 and April 28, 1998, respectively.

     In June 1998, AmerenUE and AmerenCIPS filed residential rate reduction tariffs with the ICC to comply with the requirements of the Law. Under provisions of the Law, a rate decrease of 5 percent will become effective for Illinois residential electric customers beginning August 1, 1998.

     Also in June 1998, AmerenUE and AmerenCIPS filed requests with the ICC to increase rates for natural gas service $17 million annually in the Illinois jurisdiction. The ICC has until May 1999 to render a decision.

     See Note 5 under Notes to Consolidated Financial Statements for further discussion of Rate Matters.

ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives in the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

     In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

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

                               AMEREN CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                    UNAUDITED
                                    ---------
                      (Thousands of Dollars, Except Shares)


                                                                     June 30,   December 31,
ASSETS                                                                 1998         1997
------                                                             -----------   -----------
Property and plant, at original cost:
   Electric                                                        $11,634,439   $11,522,730
   Gas                                                                 457,629       447,458
   Other                                                                81,594        36,023
                                                                   -----------   -----------
                                                                    12,173,662    12,006,211
   Less accumulated depreciation and amortization                    5,440,491     5,285,434
                                                                   -----------   -----------
                                                                     6,733,171     6,720,777
Construction work in progress:
   Nuclear fuel in process                                              97,088       134,804
   Other                                                               119,533       131,504
                                                                   -----------   -----------
         Total property and plant, net                               6,949,792     6,987,085
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          85,368        97,188
   Nuclear decommissioning trust fund                                  148,699       122,438
   Other                                                                67,927        64,915
                                                                   -----------   -----------
         Total investments and other assets                            301,994       284,541
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                            47,084         9,696
   Accounts receivable - trade (less allowance for doubtful
         accounts of $6,437 and $4,845, respectively)                  299,262       266,306
   Unbilled revenue                                                    139,942       102,864
   Other accounts and notes receivable                                  49,962        49,765
   Materials and supplies, at average cost -
      Fossil fuel                                                       97,939        93,431
      Other                                                            135,869       134,152
   Other                                                                28,832        55,002
                                                                   -----------   -----------
         Total current assets                                          798,890       711,216
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               636,850       639,792
   Other                                                               192,857       204,913
                                                                   -----------   -----------
         Total regulatory assets                                       829,707       844,705
                                                                   -----------   -----------
Total Assets                                                       $ 8,880,383   $ 8,827,547
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
   outstanding 137,215,462 shares                                  $     1,372   $     1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,746     1,582,938
   Retained earnings                                                 1,383,739     1,434,658
                                                                   -----------   -----------
         Total common stockholders' equity                           2,967,857     3,018,968
   Preferred stock not subject to mandatory redemption                 235,197       235,197
Long-term debt                                                       2,581,499     2,506,068
                                                                   -----------   -----------
         Total capitalization                                        5,784,553     5,760,233
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                   82,185        52,241
   Short-term debt                                                      77,503        86,266
   Accounts and wages payable                                          163,252       293,391
   Accumulated deferred income taxes                                    64,240        56,094
   Taxes accrued                                                       176,218       110,566
   Other                                                               220,502       168,727
                                                                   -----------   -----------
         Total current liabilities                                     783,900       767,285
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,529,333     1,536,696
Accumulated deferred investment tax credits                            184,354       190,260
Regulatory liability                                                   208,514       224,225
Other deferred credits and liabilities                                 386,195       345,314
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 8,880,383   $ 8,827,547
                                                                   ===========   ===========

                               AMEREN CORPORATION
                               ------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                    UNAUDITED
                                    ---------
           (Thousands of Dollars, Except Shares and Per Share Amounts)

                                                  Three Months Ended           Six Months Ended           Twelve Months Ended
                                                      June 30,                     June  30,                     June 30,
                                           ---------------------------  ---------------------------   ---------------------------
                                                1998           1997           1998           1997           1998           1997
                                                ----           ----           ----           ----           ----           ----
 OPERATING REVENUES:
    Electric                              $    780,808   $    752,223   $  1,386,908   $  1,401,006   $  3,050,079   $  3,050,199
    Gas                                         39,277         36,646        131,615        143,894        237,536        254,469
    Other                                        1,692          2,952          4,064          6,584         10,031         12,607
                                          ------------   ------------   ------------   ------------   ------------   ------------
       Total operating revenues                821,777        791,821      1,522,587      1,551,484      3,297,646      3,317,275

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                207,179        199,757        372,084        402,397        806,132        852,199
       Gas                                      23,085         24,118         75,289         91,956        144,012        165,480
       Other                                   155,136        142,116        301,891        281,848        605,257        561,040
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                               385,400        365,991        749,264        776,201      1,555,401      1,578,719
    Maintenance                                 92,425         84,368        157,428        151,907        315,762        303,445
    Depreciation and amortization               86,061         86,450        172,915        172,962        345,953        344,620
    Income taxes                                58,798         57,085         88,709         89,929        232,959        244,727
    Other taxes                                 70,935         65,435        135,681        132,532        274,860        271,947
                                          ------------   ------------   ------------   ------------   ------------   ------------
      Total operating expenses                 693,619        659,329      1,303,997      1,323,531      2,724,935      2,743,458

 OPERATING INCOME                              128,158        132,492        218,590        227,953        572,711        573,817

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                       1,204            880          2,267          1,974          5,537          4,944
    Miscellaneous, net                          (1,640)        (4,927)        (4,786)        (9,019)        (6,111)       (21,399)
                                          ------------   ------------   ------------   ------------    -----------   ------------
      Total other income and deductions           (436)       (4,047)        (2,519)        (7,045)          (574)       (16,455)

 INCOME BEFORE INTEREST
    CHARGES AND PREFERRED
    DIVIDENDS                                  127,722        128,445        216,071        220,908        572,137        557,362

 INTEREST CHARGES AND
    PREFERRED DIVIDENDS:
    Interest                                    42,732         47,350         90,227         93,421        182,174        183,686
    Allowance for borrowed funds
       used during construction                 (1,728)        (1,725)        (3,989)        (3,427)        (8,024)        (6,841)
    Preferred dividends of subsidiaries          3,086          3,134          6,274          6,251         12,555         14,732
                                          ------------   ------------   ------------   ------------   ------------   ------------
      Net interest charges and preferred
         dividends                              44,090         48,759         92,512         96,245        186,705        191,577

 INCOME BEFORE
    EXTRAORDINARY CHARGE                        83,632         79,686        123,559        124,663        385,432        365,785
                                          ------------   ------------   ------------   ------------   ------------   ------------

 EXTRAORDINARY CHARGE
    (NET OF INCOME TAXES)                         --             --             --             --          (51,820)          --
                                          ------------   ------------   ------------   ------------   ------------   ------------

 NET INCOME                               $     83,632   $     79,686   $    123,559   $    124,663   $    333,612   $    365,785
                                          ============   ============   ============   ============   ============   ============

 EARNINGS PER COMMON SHARE -
    BASIC AND DILUTED (Based on
         average shares outstanding)
    Income before extraordinary charge    $       0.61   $       0.58   $       0.90   $       0.91   $       2.81   $       2.67
    Extraordinary charge                          --             --             --             --            (0.38)          --
                                          ------------   ------------   ------------   ------------   ------------   ------------
    Net income                            $       0.61   $       0.58   $       0.90   $       0.91   $       2.43   $       2.67

 AVERAGE COMMON SHARES
    OUTSTANDING                            137,215,462    137,215,462    137,215,462    137,215,462    137,215,462    137,215,462

                                       8

                               AMEREN CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)



                                                         Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
Cash Flows From Operating:
   Net income                                          $ 123,559    $ 124,663
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    167,895      170,137
        Amortization of nuclear fuel                      16,182       19,901
        Allowance for funds used during construction      (6,256)      (5,401)
        Deferred income taxes, net                       (11,462)      (1,237)
        Deferred investment tax credits, net              (5,906)      (4,752)
        Changes in assets and liabilities:
           Receivables, net                              (70,231)      (8,274)
           Materials and supplies                         (6,225)      12,611
           Accounts and wages payable                   (130,139)    (104,822)
           Taxes accrued                                  65,652       75,399
           Credits to customers                           42,316      (25,321)
           Other, net                                     60,187      (33,492)
                                                      ----------   ----------
Net cash provided by operating activities                245,572      219,412

Cash Flows From Investing:
   Construction expenditures                            (138,849)    (199,350)
   Allowance for funds used during construction            6,256        5,401
   Nuclear fuel expenditures                              (9,352)     (10,401)
   Other                                                  11,820       (4,488)
                                                      ----------   ----------
Net cash used in investing activities                   (130,125)    (208,838)

Cash Flows From Financing:
   Dividends on common stock                            (174,264)    (168,023)
   Redemptions -
      Nuclear fuel lease                                 (51,152)     (12,717)
      Short-term debt                                     (8,763)        --
      Long-term debt                                     (10,000)    (106,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   7,620       20,703
      Short-term debt                                       --         54,413
      Long-term debt                                     158,500      292,000
                                                      ----------   ----------
Net cash provided by (used in) financing activities      (78,059)      16,452
Net increase in cash and cash equivalents                 37,388       27,026
Cash and cash equivalents at beginning of year             9,696       11,899
                                                      ----------   ----------
Cash and cash equivalents at end of period             $  47,084    $  38,925
                                                      ==========   ==========
Cash paid during the periods:
   Interest (net of amount capitalized)                $  88,005    $  84,889
   Income taxes, net                                   $  81,053    $  72,808


AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE  30, 1998

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

     The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE and AmerenCIPS, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. The Registrant also has a non-regulated investing subsidiary, CIPSCO Investment Company (CIC), and a non-utility energy marketing subsidiary, Ameren Energy, Inc. The Registrant has a 60% interest in Electric Energy, Inc.
(EEI). EEI owns and operates an electric generation and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

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

     Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1998 and 1997, are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

     Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving AmerenUE's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) will be shared equally between customers and shareholders and earnings above 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the six months ended June 30, 1998, the Registrant recorded an estimated $43 million credit for the third year of the plan, compared to a $20 million credit recorded for the same 1997 period. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

     A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the current plan, the new plan requires that earnings over a
12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. The joint agreement also provides for a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the current experimental alternative regulation plan.

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

                           PART II. OTHER INFORMATION


ITEM 5.        OTHER INFORMATION

     Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 1999 annual meeting of stockholders must be received by November 23, 1998.

     In addition, under the Registrant's By-Laws, shareholders who intend to submit a proposal in person at an Annual Meeting, or who intend to nominate a director at a Meeting, must provide advance written notice along with other prescribed information. In general, said notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the Meeting. For the Registrant's 1999 annual meeting of stockholders, such a proposal should be received not later than February 27, 1999 nor earlier than January 28, 1999.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K.  None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMEREN CORPORATION
                                  (Registrant)



August 13, 1998                              By        /s/ Donald E. Brandt
                                                  ---------------------------
                                                           Donald E. Brandt
                                                  Senior Vice President, Finance