Form 10-Q
period 1998-09-30
AMEREN CORP
filed 1998-11-13
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended September 30, 1998

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


                      Yes    X  .       No       .
                          ------           ------

Shares outstanding of each of registrant's classes of common stock as of October
   31, 1998: Common Stock, $ .01 par value - 137,215,462

                       Ameren Corporation

                              Index

                                                                       Page No.

Part I       Consolidated Financial Information (Unaudited)

             Management's Discussion and Analysis                        2

             Consolidated Balance Sheet
             - September 30, 1998 and December 31, 1997                  9

             Consolidated Statement of Income
             - Three months, nine months and 12 months ended
                September 30, 1998 and 1997                             10

             Consolidated Statement of Cash Flows
             - Nine months ended September 30, 1998 and 1997            11

             Notes to Consolidated Financial Statements                 12


Part II      Other Information                                          14

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren or the Registrant) is a holding company, registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC) becoming wholly-owned subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. In addition, Ameren formed a new energy marketing subsidiary, AmerenEnergy, Inc., which focuses on power marketing transactions, serving as a power marketing agent for the operating companies and providing a range of energy and risk management services to targeted customers.

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

RESULTS OF OPERATIONS

Earnings
Third quarter 1998 earnings of $237 million, or $1.73 per share, increased $21 million, or 16 cents per share, from 1997's third quarter earnings. Earnings for the nine months ended September 30, 1998, totaled $360 million, or $2.63 per share, compared to year-ago earnings of $340 million, or $2.48 per share. Earnings for the 12 months ended September 30, 1998, were $355 million, or $2.59 per share, compared to $364 million, or $2.66 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended September 30, 1998, were $407 million, or $2.97 per share.

Earnings and earnings per share fluctuated due to many conditions, the primary ones being: weather variations, credits to electric customers, sales growth, fluctuating operating costs, the write-off of certain generation-related regulatory assets and liabilities, merger-related costs and targeted separation plan expense. The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1998 and 1997 are detailed below.

Electric Operations

Electric Operating Revenues                       Variations for periods ended September 30, 1998
                                                         from comparable prior-year periods
--------------------------------------------- ------------------- ------------------ ----------------------
(Millions of Dollars)                            Three Months        Nine Months         Twelve Months
--------------------------------------------- ------------------- ------------------ ----------------------
Credit to customers                                 $   -               $(24)                $(22)
Effect of abnormal weather                             58                 87                   88
Growth and other                                       (6)                48                   77
Interchange sales                                      22                (14)                 (61)
EEI                                                     -                (37)                 (34)
--------------------------------------------- ------------------- ------------------ ----------------------
                                                     $ 74               $ 60                 $ 48
--------------------------------------------- ------------------- ------------------ ----------------------

The $74 million increase in third quarter electric revenues compared to the year-ago quarter was primarily driven by increased native sales due to warmer summer weather and increased interchange sales. Weather-sensitive residential and commercial sales increased 15 percent and 8 percent, respectively, while industrial sales rose 3 percent.

Electric revenues for the first nine months of 1998 increased $60 million compared to the prior-year period primarily due to higher native sales resulting from warmer summer weather and growth in the service territory. Weather-sensitive residential and commercial sales increased 10 percent and 5 percent, respectively, while industrial sales rose 3 percent. Partially offsetting these increases, results for the nine months ended September 30, 1998, included a higher credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information), decreased interchange sales and lower sales to the Department of Energy by EEI.

Electric revenues for the 12 months ended September 30, 1998 increased $48 million compared to the prior 12-month period. The increase in revenues was primarily driven by warm summer weather and a strong regional economy. Weather-sensitive residential and commercial sales increased 8 percent and 4 percent, respectively, while industrial sales grew 3 percent. These increases were partially offset by an increase in credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information), fewer interchange sales and lower sales to the Department of Energy by EEI.


Fuel and Purchased Power                        Variations for periods ended September 30, 1998
                                                     from comparable prior-year periods
--------------------------------------------- ----------------- -------------- ------------------
(Millions of Dollars)                            Three Months     Nine Months     Twelve Months
--------------------------------------------- ----------------- -------------- ------------------
Fuel:
    Variation in generation                          $ 16             $ (7)           $ (9)
    Price                                              (8)               2              (5)
    Generation efficiencies and other                  (1)               2               3
Purchased power variation                              11               18              10
EEI variation                                          (6)             (33)            (38)
--------------------------------------------- ------------------- ------------ ------------------
                                                     $ 12             $(18)           $(39)
--------------------------------------------- ------------------- ------------ ------------------

Fuel and purchased power costs for the third quarter 1998 versus the comparable prior-year quarter increased $12 million primarily due to increased sales volume, partially offset by lower fuel costs and a decrease in fuel and purchased power at EEI due to reduced kilowatthour sales. The $18 million decrease in fuel and purchased power for the nine months ended September 30, 1998, compared to the year-ago period was primarily due to a reduction in sales to the Department of Energy at EEI, partially offset by increased power purchases at higher costs. Power purchases increased due to higher sales to native customers coupled with lower generation resulting from the scheduled Callaway Nuclear Plant refueling outage. The $39 million decrease in fuel and purchased power costs for the 12 months ended September 30, 1998 versus the prior-year period was driven mainly by reduced generation primarily due to fewer interchange sales and lower fuel and purchased power at EEI as a result of fewer sales to the Department of Energy, offset in part by increased sales volume to native customers.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

Gas Operations
Gas revenues for the nine months ended September 30, 1998, decreased $11 million compared to the year-ago period primarily due to a decrease in sales volume due to milder winter weather, as well as lower gas costs reflected in the purchased gas adjustment clause, partially offset by an $11.5 million rate increase in AmerenUE's Missouri jurisdiction, effective February 1998. Gas revenues for the 12-month period ended September 30, 1998, decreased $14 million compared to the same year-ago period primarily due to a decline in sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause.

Gas costs for the nine and 12 months ended September 30, 1998, declined $19 million and $23 million, respectively, compared to the year-ago periods. The decreases in gas costs for these periods were due to a decline in sales and lower gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases, as well as a one-time charge for a targeted separation plan, as discussed below.

In March 1998, the Registrant announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted separation plan (the TSP). In July 1998, the Registrant offered separation packages to employees whose positions were to be eliminated through the TSP. During the third quarter of 1998, a one-time, pretax charge of $25 million was recorded, which reduced earnings $15 million, or 11 cents per share, representing costs incurred to implement the TSP. The Registrant expects that the hiring freeze and TSP will reduce its operating expenses by approximately $10 million to $15 million in 1998 and $20 million to $25 million annually thereafter.

Other operations expenses increased $35 million, $55 million and $63 million for the three, nine and 12-month periods ended September 30, 1998, respectively, compared to the same year-ago periods primarily due to the charge for the TSP and increases in injuries and damages expense, information system-related costs and professional services expenses.

Maintenance expenses for the nine months ended September 30, 1998, increased $5 million compared to the year-ago period primarily due to the costs of refueling of the Callaway Nuclear Plant, partially offset by a reduction in scheduled fossil power plant maintenance. The spring 1998 scheduled refueling was completed in 31 days. The $9 million increase in maintenance expenses for the 12-month period ended September 30, 1998, compared to the prior 12-month period was due to increased scheduled fossil power plant maintenance.

Taxes
Income taxes increased $16 million, $15 million and $7 million for the three, nine and 12 months ended September 30, 1998, respectively, due to higher pretax income.

Other Income and Deductions
Miscellaneous, net for the three months and nine months ended September 30, 1998, increased $6 million and $10 million, respectively, versus the comparable 1997 periods, primarily due to reduced merger-related costs. Miscellaneous, net increased $23 million for the 12-month period ended September 30, 1998, compared to the year-ago period primarily due to the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close under conditions of the Missouri Public Service Commission order approving the Merger.

Balance Sheet
The $72 million increase in trade accounts receivable and unbilled revenues was due primarily to higher revenues in August and September 1998 compared to November and December 1997.

Changes in accounts and wages payable,  taxes accrued,  other accruals and other
current  assets  resulted  from  the  timing  of  various   payments  to  taxing
authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $609 million for the nine months ended September 30, 1998, compared to $628 million during the same 1997 period.

Cash flows used in investing activities totaled $202 million and $293 million for the nine months ended September 30, 1998 and 1997, respectively. Construction expenditures for the nine months ended September 30, 1998 for constructing new or improving existing facilities and complying with the Clean Air Act were $215 million. In addition, the Registrant expended $8 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $354 million for the nine months ended September 30, 1998, compared to $288 million during the same 1997 period. The Registrant's principal financing activities for the nine months ended September 30, 1998, included the redemption of $59 million of debt and the payment of dividends. On August 28, 1998, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on September 30, 1998. Common stock dividends paid for the 12 months ended September 30, 1998, resulted in a payout rate of 96 percent of the Registrant's earnings to common stockholders (84 percent excluding the extraordinary charge). Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 51 percent.

On September 4, 1998, AmerenUE issued $160 million in long-term debt due 2033. The initial interest rates on the debt were determined by an auction procedure. The method for determining the interest rate may be changed from an auction rate to a daily rate, weekly rate, commercial paper rate or a long-term interest rate. AmerenUE plans to use the proceeds to redeem existing long-term debt in December 1998.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $1.7 billion of short-term unsecured debt instruments outstanding  at any one  time.  Short-term  borrowings  consist  of  bank  loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1998, the Registrant had committed bank lines of credit aggregating $234 million (all of which was unused and $180 million was available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant also has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There was $16 million outstanding under this agreement as of September 30, 1998. Furthermore, the Registrant had $72 million of short-term borrowings at September 30, 1998.

Additionally, AmerenUE has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at September 30, 1998.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At September 30, 1998, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing for the nine months ended September 30, 1998, included redemptions under the lease for nuclear fuel of $54 million offset in part by $10 million of issuances. At September 30, 1998, $74 million was financed under the lease.

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

In June 1998, AmerenUE and AmerenCIPS filed residential rate reduction tariffs with the ICC to comply with the requirements of the Law. Under provisions of the Law, a rate decrease of 5 percent became effective for Illinois residential electric customers beginning August 1, 1998. This rate decrease is expected to reduce electric revenues approximately $6 million in 1998 and $14 million annually thereafter, based on estimated sales levels and assuming normal weather conditions.

Also in June 1998, AmerenUE and AmerenCIPS filed requests with the ICC to increase rates $17 million annually for natural gas service in the Illinois jurisdiction. In October 1998, the ICC staff filed testimony that recommended an increase in natural gas service rates of $7 million. The ICC has until May 1999 to render a decision.

See Notes 5 and 6 under Notes to Consolidated Financial Statements for further discussion of Rate Matters.

ENVIRONMENTAL ISSUES

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. At that time, specific emission control requirements were still being developed. In September 1998, the EPA issued a final rule
pertaining  to  nitrogen  oxide  emissions,   which  will  require   significant
additional reductions in emissions from coal-fired boilers. Both Missouri and Illinois (where all of the Registrant's coal-fired power plant boilers are located) are included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Registrant's coal-fired boilers will exceed 75 percent from 1990 levels by the year 2003. Because of the magnitude of these additional reductions, the Registrant will be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or to purchase power from other sources, either of which could have significantly higher operating expenses associated with compliance. The significant nitrogen oxide emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation.

It is not yet possible to determine the exact magnitude of the nitrogen oxide emission reductions required on the Registrant's power plants because each State has up to one year to develop a plan to comply with the EPA rule. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

The full details of these requirements are under study by the Registrant. Currently, the Registrant estimates that its additional capital expenditures to comply with these regulations could range from $250 million to $350 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $10 million to $15 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize or properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential to be unable to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue.

Management has developed a Year 2000 plan (Plan)and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

The Registrant's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

The Registrant is approximately 95 percent complete with its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e. microprocessor chips) use analog technology instead of digital and thus are unaffected by the two-digit date issue. In addition, the Registrant has contacted hundreds of vendors and suppliers to verify compliance. The assessment phase is expected to be completed by the end of the first quarter 1999.

The Registrant is also approximately 95 percent complete with its planning phase. Items which have been identified for remediation have been prioritized into groups based on their significance to company operations. The implementation/testing phase for all components/applications is approximately 40 percent complete as of September 30, 1998. The Registrant expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, the Registrant has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. The Registrant plans to follow up with major suppliers and verify Year 2000 compliance where appropriate. The Registrant has queried its important suppliers and health insurance providers. To date, the Registrant is not aware of any problems that would materially impact financial condition, results of operations or liquidity. The Registrant has no means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Registrant.

The Registrant is also addressing the impact of electric power grid problems that may occur outside of its own electric system. The Registrant has started year 2000 electric power grid impact planning through the system's various electric interconnection affiliations, and is working with the Mid-American Interchange Network (MAIN) to begin planning year 2000 operational preparedness and restoration scenarios. In addition, the Registrant provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing year 2000 readiness of the regional electric grid. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate year 2000 problem solving.

In addressing the Year 2000 Issue, the Registrant will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. The Registrant estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1998, the Registrant has expended approximately $2 million. The Registrant's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Registrant believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that the Registrant's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. The Registrant is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operations. The first operational contingency plan is expected to be completed by year-end. At this time, the Registrant is unable to predict the ultimate impact of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Registrant, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SOP 98-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and "Year 2000" issues. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.


                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                 September 30,  December 31,
ASSETS                                                                1998          1997
------                                                          -------------- -------------
Property and plant, at original cost:
   Electric                                                        $11,679,744   $11,522,730
   Gas                                                                 463,107       447,458
   Other                                                                81,420        36,023
                                                                   -----------   -----------
                                                                    12,224,271    12,006,211
   Less accumulated depreciation and amortization                    5,527,721     5,285,434
                                                                   -----------   -----------
                                                                     6,696,550     6,720,777
Construction work in progress:
   Nuclear fuel in process                                              95,330       134,804
   Other                                                               132,529       131,504
                                                                   -----------   -----------
         Total property and plant, net                               6,924,409     6,987,085
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          85,800        97,188
   Nuclear decommissioning trust fund                                  141,084       122,438
   Other                                                                71,797        64,915
                                                                   -----------   -----------
         Total investments and other assets                            298,681       284,541
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                            62,315         9,696
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,860 and $4,845, respectively)                  355,574       266,306
   Unbilled revenue                                                    113,286       102,864
   Other accounts and notes receivable                                  53,931        49,765
   Materials and supplies, at average cost -
      Fossil fuel                                                      102,513        93,431
      Other                                                            135,942       134,152
   Environmental bond redemption fund                                  160,000          --
   Other                                                                91,900        55,002
                                                                   -----------   -----------
         Total current assets                                        1,075,461       711,216
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               635,191       639,792
   Other                                                               188,401       204,913
                                                                   -----------   -----------
         Total regulatory assets                                       823,592       844,705
                                                                   -----------   -----------
Total Assets                                                       $ 9,122,143   $ 8,827,547
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
   outstanding 137,215,462 shares                                  $     1,372   $     1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,720     1,582,938
   Retained earnings                                                 1,533,244     1,434,658
                                                                   -----------   -----------
         Total common stockholders' equity                           3,117,336     3,018,968
   Preferred stock not subject to mandatory redemption                 235,197       235,197
Long-term debt                                                       2,391,619     2,506,068
                                                                   -----------   -----------
         Total capitalization                                        5,744,152     5,760,233
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                  248,546        52,241
   Short-term debt                                                      72,403        86,266
   Accounts and wages payable                                          203,216       293,391
   Accumulated deferred income taxes                                    65,338        56,094
   Taxes accrued                                                       265,859       110,566
   Other                                                               222,211       168,727
                                                                   -----------   -----------
         Total current liabilities                                   1,077,573       767,285
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,528,164     1,536,696
Accumulated deferred investment tax credits                            181,401       190,260
Regulatory liability                                                   203,730       224,225
Other deferred credits and liabilities                                 383,589       345,314
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 9,122,143   $ 8,827,547
                                                                   ===========   ===========



                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)

                                              Three Months Ended            Nine  Months Ended           Twelve Months Ended
                                                 September 30,                 September 30,                 September 30,
                                              1998           1997           1998           1997           1998           1997
                                              ----           ----           ----           ----           ----           ----
 OPERATING REVENUES:
   Electric                               $ 1,090,069    $ 1,015,945    $ 2,476,977    $ 2,416,951    $ 3,124,203    $ 3,076,296
   Gas                                         25,718         24,005        157,333        167,899        239,249        252,754
   Other                                        1,331          3,187          5,395          9,771          8,175         13,148
                                          -----------    -----------    -----------    -----------    -----------    -----------
      Total operating revenues              1,117,118      1,043,137      2,639,705      2,594,621      3,371,627      3,342,198

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                248,086        235,900        620,170        638,297        818,318        857,769
      Gas                                      12,993         14,953         88,282        106,909        142,052        165,003
      Other                                   187,453        152,219        489,344        434,067        640,491        577,543
                                          -----------    -----------    -----------    -----------    -----------     ----------
                                              448,532        403,072      1,197,796      1,179,273      1,600,861      1,600,315
   Maintenance                                 66,978         67,888        224,406        219,795        314,852        305,848
   Depreciation and amortization               86,160         85,905        259,075        258,867        346,208        345,663
   Income taxes                               153,581        137,806        242,290        227,735        248,734        241,806
   Other taxes                                 78,215         79,373        213,896        211,905        273,702        273,468
                                          -----------    -----------    -----------    -----------    -----------     ----------
      Total operating expenses                833,466        774,044      2,137,463      2,097,575      2,784,357      2,767,100

OPERATING INCOME                              283,652        269,093        502,242        497,046        587,270        575,098

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used
      during construction                       1,148          1,421          3,415          3,395          5,264          5,109
   Miscellaneous, net                            (491)        (6,122)        (5,277)       (15,141)          (480)       (23,847)
                                          -----------    -----------    -----------    -----------     ----------     ----------
      Total other income and deductions           657         (4,701)        (1,862)       (11,746)         4,784        (18,738)

INCOME BEFORE INTEREST
   CHARGES AND PREFERRED
   DIVIDENDS                                  284,309        264,392        500,380        485,300        592,054        556,360

INTEREST CHARGES AND
   PREFERRED DIVIDENDS:
   Interest                                    46,071         47,841        136,298        141,262        180,404        185,604
   Allowance for borrowed funds
      used during construction                 (1,559)        (2,016)        (5,548)        (5,443)        (7,567)        (7,014)
   Preferred dividends of subsidiaries          3,140          3,144          9,414          9,395         12,551         13,635
                                          -----------    -----------    -----------    -----------    -----------     ----------
     Net interest charges and preferred
        dividends                              47,652         48,969        140,164        145,214        185,388        192,225

INCOME BEFORE
   EXTRAORDINARY CHARGE                       236,657        215,423        360,216        340,086        406,666        364,135
                                          -----------    -----------    -----------    -----------    -----------     ----------

EXTRAORDINARY CHARGE
   (NET OF INCOME TAXES)                         --             --             --             --          (51,820)          --
                                          -----------    -----------    -----------    -----------    -----------    -----------

NET INCOME                                $   236,657    $   215,423    $   360,216    $   340,086    $   354,846    $   364,135
                                          ===========    ===========    ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE -
   BASIC AND DILUTED (Based on
     average shares outstanding)
   Income before extraordinary charge     $      1.73    $      1.57    $      2.63    $      2.48    $      2.97    $      2.66
   Extraordinary charge                          --             --             --             --            (0.38)          --
                                          -----------    -----------    -----------    -----------    -----------    -----------
   Net income                             $      1.73    $      1.57    $      2.63    $      2.48    $      2.59    $      2.66
                                          ===========    ===========    ===========    ===========    ===========    ===========

 AVERAGE COMMON SHARES
    OUTSTANDING                           137,215,462    137,215,462    137,215,462    137,215,462    137,215,462    137,215,462
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                      -10-



                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                          Nine Months Ended
                                                            September 30,
                                                          1998         1997
                                                          ----         ----
Cash Flows From Operating:
   Net income                                          $ 360,216    $ 340,086
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    251,609      254,630
        Amortization of nuclear fuel                      26,837       28,737
        Allowance for funds used during construction      (8,963)      (8,838)
        Deferred income taxes, net                       (15,203)      (4,479)
        Deferred investment tax credits, net              (8,859)      (7,128)
        Changes in assets and liabilities:
           Receivables, net                             (103,856)     (28,057)
           Materials and supplies                        (10,872)      14,124
           Accounts and wages payable                    (90,175)    (112,769)
           Taxes accrued                                 155,293      184,577
 Other, net                                               53,027      (32,918)
                                                       ---------    ---------
Net cash provided by operating activities                609,054      627,965

Cash Flows From Investing:
   Construction expenditures                            (215,252)    (286,952)
   Allowance for funds used during construction            8,963        8,838
   Nuclear fuel expenditures                              (7,523)     (12,594)
   Other                                                  11,388       (2,698)
                                                       ---------    ---------
Net cash used in investing activities                   (202,424)    (293,406)

Cash Flows From Financing:
   Dividends on common stock                            (261,395)    (252,148)
   Environmental bond redemption fund                   (160,000)        --
   Redemptions -
      Nuclear fuel lease                                 (53,670)     (21,011)
      Short-term debt                                    (13,863)     (25,710)
      Long-term debt                                     (45,000)    (106,000)
      Preferred stock                                       --        (63,924)
   Issuances -
      Nuclear fuel lease                                   9,917       28,427
      Long-term debt                                     170,000      152,000
                                                       ---------    ---------
Net cash used in financing activities                   (354,011)    (288,366)

Net increase in cash and cash equivalents                 52,619       46,193
Cash and cash equivalents at beginning of year             9,696       11,899
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  62,315    $  58,092
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $ 118,075    $ 108,910
   Income taxes, net                                   $ 164,556    $ 120,829


AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30, 1998

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

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE and AmerenCIPS, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Missouri and Illinois. The Registrant also has a non-regulated investing subsidiary, CIPSCO Investment Company (CIC), and a non-utility energy marketing subsidiary, AmerenEnergy, Inc.. The Registrant has a 60% interest in Electric Energy, Inc.
(EEI). EEI owns and operates an electric generation and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1998 and 1997, are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

Note 5 - On July 21, 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving AmerenUE's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity
(ROE) be shared equally between customers and shareholders and earnings above 14 percent ROE be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings. During the nine months ended September 30, 1998, the Registrant recorded an estimated $43 million credit for the final year of this plan, compared to a $20 million credit recorded for the same 1997 period. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. The joint agreement also provides for a Missouri electric rate decrease, effective September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative regulation plan. The final rate reduction has not been determined at this time pending the outcome of regulatory proceedings.

Note 6 - Effective August 1, 1998, AmerenUE's and AmerenCIPS' residential electric customers received a five percent rate reduction provided by Illinois electric utility industry restructuring legislation. This rate reduction is expected to reduce electric revenues approximately $6 million in 1998 and $14 million annually thereafter, based on estimated sales levels and assuming normal weather conditions.

Note 7 - In July 1998, the Registrant offered separation packages to employees whose positions were eliminated through a targeted separation plan. During the third quarter of 1998, a one-time, pretax charge of $25 million was recorded, which reduced earnings $15 million, or 11 cents per share, representing costs incurred to implement the targeted separation plan.

Note 8 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Reference is made to Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of the Registrant's 1997 Annual Report incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1997 for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by AmerenCIPS of both unions during 1993. On August 27, 1998, a three member panel of the NLRB issued a decision favorable to AmerenCIPS. It is anticipated that the unions will file motions for reconsideration of the decision with the NLRB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits.

               Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated September 24, 1998 reporting on the impact of its employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions. Further, a report dated October 9, 1998 was filed reporting the adoption of a shareholder rights plan and declaration of the associated dividend.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMEREN CORPORATION
                                             (Registrant)


                                         By  /s/ Donald E. Brandt
                                            ----------------------
                                                 Donald E. Brandt
                                           Senior Vice President, Finance


Date: November 13, 1998