Form 10-K
period 1998-12-31
AMEREN CORP
filed 1999-03-30
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                           For the transition period from to .

                         COMMISSION FILE NUMBER 1-14756

                               AMEREN CORPORATION
             (Exact name of registrant as specified in its charter)


                         Missouri                                                           43-1723446
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

        Aggregate market value of voting stock held by non-affiliates as of March 5, 1999, based on closing prices most recently available as reported in The Wall Street Journal: $5,377,199,525.

        Shares of Common Stock, $ .01 par value, outstanding as of March 5,1999:
137,215,462 shares.

                      DOCUMENTS INCORPORATED BY REFERENCES.

        Portions of the registrant's 1998 Annual Report to Stockholders (the "1998 Annual Report") are incorporated by reference into Parts I, II and IV.

        Portions of the registrant's definitive proxy statement for the 1999 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                                                    PAGE

Item   1    -  Business
                    General.............................................................................    1
                    Capital Program and Financing.......................................................    2
                    Rates...............................................................................    2
                    Fuel Supply.........................................................................    3
                    Regulation..........................................................................    4
                    Industry Issues.....................................................................    5
                    Operating Statistics(1).............................................................    6

Item   2    -  Properties...............................................................................    6
Item   3    -  Legal Proceedings........................................................................    7
Item   4    -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Company (Item 401(b) of Regulation S-K).......................................    8

PART II

Item   5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters(1)..............................................................    8
Item   6    -  Selected Financial Data(1)...............................................................    9
Item   7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations(1)........................................................    9
Item   7A   -  Quantitative and Qualitative Disclosures about Market Risk(1)............................    9
Item   8    -  Financial Statements and Supplementary Data(1)...........................................    9
Item   9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item 10     -  Directors and Executive Officers of the Registrant(1)....................................    9
Item 11     -  Executive Compensation(1)................................................................    9
Item 12     -  Security Ownership of Certain Beneficial Owners
                    and Management(1)...................................................................    9
Item 13     -  Certain Relationships and Related Transactions(1)........................................   10

PART IV

Item 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   10

SIGNATURES     .........................................................................................   13
EXHIBITS       .........................................................................................   14


---------------------------------
(1) Incorporated by reference.
(2) Not applicable and not included herein.

                                     PART I

ITEM    1.     BUSINESS.

                                     GENERAL

               The Registrant, Ameren Corporation (Ameren or the Company), was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated (CIPSCO) and Union Electric Company (UE) combined with the result that the common shareholders of CIPSCO and UE became the common shareholders of the Company, and the Company became the owner of 100% of the common stock of UE and CIPSCO's utility operating subsidiary, Central Illinois Public Service Company (CIPS) (the Merger).

               For additional information about the Merger, see "Overview" in "Management's Discussion and Analysis" and Notes 1 and 2 to the "Notes to Consolidated Financial Statements" on Pages 15, 28, and 29, respectively, of the 1998 Annual Report pages incorporated herein by reference.

               Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and does not own or operate any significant assets other than the stock of its subsidiaries, including its two utility operating subsidiaries, CIPS and UE. Dividends on Ameren's Common Stock are dependent on distributions to be made to it by CIPS, UE, and its other subsidiaries. The 1998 Annual Reports Form 10-K for CIPS and UE are available from the Company upon request.

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

               On a consolidated basis, 93.3% of the Company's 1998 operating revenues were derived from the sale of electric energy, 6.5% came from the sale of natural gas, and 0.2% came from other sources. Consolidated electric operating revenues as a percentage of total operating revenues for both of the years 1996 and 1997 were 92%.

               The Company also owns all of the common stock of other subsidiary companies as follows: (a) CIPSCO Investment Company, a non-regulated investment company incorporated in Illinois; (b) Ameren Services Company, a Missouri corporation which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren affiliates; (c) AmerenEnergy, Inc., a Missouri corporation which primarily serves as a power marketing agent for the operating companies and provides a range of energy and risk management services to targeted customers; and (d) Ameren Development Company, a non-regulated holding company incorporated in Missouri. In addition, through its operating subsidiaries, the Company owns 60% of the Common Stock of Electric Energy, Inc., which owns and operates a generating plant with a nominal capacity of 1,000 mW. Of the plant's total output, 60% is committed to the Department of Energy, 10% to UE, 5% to CIPS, and the remainder to its other owners.

               At December 31, 1998, the Company and its subsidiaries had 7,450 employees. Approximately 70% of such employees are represented by local unions affiliated with the AFL-CIO. For additional information on labor matters, see
Note 12 to the "Notes to Consolidated Financial Statements" on Page 38 of the 1998 Annual Report pages incorporated herein by reference.

               For additional information regarding the Company's business operations, see "Management's Discussion and Analysis" on Pages 15-22 and the Consolidated Financial Information on Pages 23-45 of the 1998 Annual Report pages incorporated herein by reference.


                          CAPITAL PROGRAM AND FINANCING

               The Company is engaged in a capital program under which capital expenditures are expected to approximate $495 million in 1999. For the five-year period 1999 through 2003, construction expenditures are estimated at $2.4 billion. This estimate includes capital expenditures for the purchase of six new combustion turbines, as well as expenditures which will be incurred by the Company to meet new air quality standards for ozone and particulate matter.

               In addition to the funds required for construction during the 1999-2003 period, $520 million will be required to repay long-term debt as follows: $202 million in 1999; $35 million in 2000; $30 million in 2001; $108 million in 2002; and $145 million in 2003. Amounts for years subsequent to 1999 do not include UE's nuclear fuel lease payments since the amounts of such payments are not currently determinable.

               Historically, CIPS and UE have financed those capital costs which exceeded available internally generated funds through issuance of short-term debt in the form of bank loans and commercial paper. As needed, the short-term debt would be subsequently reduced by sales of long-term debt and equity securities.

               To issue first mortgage bonds and preferred stock, CIPS and UE each must comply with earnings tests contained in their respective mortgages and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under the CIPS Articles, and earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles. The ability to issue such securities in the future will depend on coverages at that time. Currently, each company expects to have adequate coverage ratios for anticipated requirements.

               For additional information on the Company's capital program and financial needs, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on Page 17, and Notes 5, 7, 8, and 12 to the "Notes to Consolidated Financial Statements" on Pages 32, 33 and 38, of the 1998 Annual Report pages incorporated herein by reference.


                                      RATES

               For the year 1998, approximately 63%, 25%, and 12% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission
(ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy, respectively.

               The electric utility restructuring legislation in Illinois included a 5% residential rate decrease for the Company's Illinois electric customers, effective August 1, 1998. This rate decrease reduced electric revenues approximately $6 million in 1998 and is expected to reduce electric revenues by approximately $14 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. See "Regulation" for additional reference to this legislation.

               The Company was also subject to an electric rate decrease for the Company's Missouri customers, effective September 1, 1998. This rate decrease is based on the weather-adjusted average annual credits to customers under an experimental alternative regulation plan that ran from July 1, 1995 through June 30, 1998. The Company estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. However, the MoPSC staff has proposed adjustments to the Company's estimate. The staff's adjustments, if ultimately accepted, could increase the Company's proposed Missouri rate decrease by $15 million to $20 million.

               As permitted by electric utility restructuring legislation in Illinois, CIPS and UE have elected to eliminate the fuel adjustment clause on sales of electricity in Illinois, thereby including a historical level of fuel costs in base rates. The CIPS request was approved by the ICC in March 1998, and the UE request was approved in April 1998.

               In December 1997, the MoPSC approved a $12 million annual rate increase for natural gas service in UE's Missouri jurisdiction. The rate increase became effective in February 1998.

               In June 1998, UE and CIPS filed requests with the ICC to increase rates for natural gas service in the Illinois jurisdiction. In February 1999, the ICC approved a $9 million annual rate increase. The rate increase became effective in February 1999.

               For additional information on "Rates", see "Regulation" section below and Note 2 to the "Notes to Consolidated Financial Statements" on Page 29 of the 1998 Annual Report pages incorporated herein by reference.


                                   FUEL SUPPLY

COST OF FUELS                                                                               YEAR
-------------                            -------------------------------------------------------------------------
                                             1998           1997             1996           1995           1994
                                             ----           ----             ----           ----           ----


UE
Per Million BTU     - Coal                 100.015(cent)   105.600(cent)   112.250(cent)   117.645(cent)  123.950(cent)
                    - Nuclear               48.803(cent)    47.472(cent)    47.499(cent)    48.592(cent)   49.932(cent)
                    - System                90.378(cent)    92.816(cent)    96.596(cent)   101.590(cent)  101.867(cent)

CIPS
Per Million BTU     - System (Coal)        152.738(cent)   163.000(cent)   171.000(cent)   176.000(cent)  165.000(cent)

               OIL AND GAS. The actual and prospective use of such fuels is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

               COAL. Because of uncertainties of supply due to potential work stoppages, equipment breakdowns and other factors, the Company has a policy of maintaining a coal inventory consistent with its expected burn practices.

               NUCLEAR. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

               The Company has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services through 2002. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, with the next regular refueling presently scheduled for the fall of 1999. In April 1999, the Company anticipates that it will be necessary to perform a special refueling at the Plant for about two weeks to replace certain fuel assemblies. This refueling is required to maintain the full generating capability of the Callaway Plant until the scheduled fall 1999 refueling, and is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

            Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway site until 2004 and is pursuing a viable storage alternative. This alternative has been approved by the Nuclear Regulatory Commission, and when implemented, will provide sufficient spent fuel storage for the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

               For additional information on the Company's "Fuel Supply", see Notes 12 and 13 to the "Notes to Consolidated Financial Statements" on Pages 38 and 40, respectively, of the 1998 Annual Report pages incorporated herein by reference.


                                   REGULATION

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

               In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois and, as a result, retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. For a discussion of the Illinois legislation, as well as the current status of electric utility restructuring in Missouri, see "Electric Industry Restructuring" in "Management's Discussion and Analysis" and Note 2 to the "Notes to Consolidated Financial Statements" on Pages 18 and 29, respectively, of the 1998 Annual Report pages incorporated herein by reference.

               Operation of the Company's Callaway Plant is subject to regulation by the Nuclear Regulatory Commission. Its Facility Operating License for the Callaway Plant expires on October 18, 2024. The Company's Osage hydroelectric plant and its Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for the Osage Plant expires on February 28, 2006, and the license for the Taum Sauk Plant expires on June 30, 2010. The Company's Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

               CIPS and UE are regulated, in certain of their operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels.

               ENVIRONMENTAL ISSUES. On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against CIPS and several other defendants. The complaint seeks unspecified monetary damages and alleges that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". The plaintiffs in this complaint are the plaintiffs who on October 5, 1995 voluntarily dismissed claims in a similar complaint in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On April 17, 1996, the Seventh Judicial Circuit Court, Sangamon County, Illinois granted approval of the petition by CIPS requesting transfer of this case to the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On March 27, 1998, a jury awarded plaintiffs $3.2 million. CIPS continues to believe it has meritorious defenses and has appealed the verdict. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company.

               On August 2, 1996, the Illinois Attorney General filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at CIPS' Hutsonville Power Station. The complaint seeks monetary penalties and the award of attorney fees. CIPS, the Board and the Attorney General are continuing to work on a plan to resolve these issues. While the Company cannot predict the final outcome of this matter, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company.

               For additional discussion of environmental matters, see "Liquidity and Capital Resources" in Management's Discussion and Analysis" and
Note 12 to the "Notes to Consolidated Financial Statements" on Pages 17 and 38, respectively, of the 1998 Annual Report pages incorporated by reference.

               Other aspects of the Company's business are subject to the jurisdiction of various regulatory authorities and, for additional information on "Regulation", see Note 2 to the "Notes to Consolidated Financial Statements" on Page 29 of the 1998 Annual Report pages incorporated herein by reference.


                                 INDUSTRY ISSUES

               The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues, including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

               Also see "Electric Industry Restructuring" in "Management's Discussion and Analysis" and Note 12 to the "Notes to Consolidated Financial Statements" on Pages 18 and 38 respectively, of the 1998 Annual Report pages incorporated herein by reference.

               YEAR 2000 ISSUE. The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. For additional information on this issue, see "Year 2000 Issue" in "Management's Discussion and Analysis" on Page 19 of the 1998 Annual Report pages incorporated herein by reference.

                              OPERATING STATISTICS

               The information on Pages 44 and 45 in the Company's 1998 Annual Report is incorporated herein by reference.


ITEM    2.    PROPERTIES.

               In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 1.6% and peak load growth of 1.3%, each compounded annually, and is providing for a minimum reserve margin of approximately 15% to 18% above its anticipated peak load requirements.

               The Company is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Company's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved Joint Dispatch Agreement between UE and CIPS. Ameren has interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others, with twenty private utilities and nine government utilities that operate control areas.

               The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 1999 peak.

                                                                                      GROSS KILOWATT
             ENERGY                                                                     INSTALLED
             SOURCE              PLANT                    LOCATION                     CAPABILITY
             ------              -----                    --------                    ------------

             Coal              Labadie              Franklin County, MO                  2,400,000
                               Rush Island          Jefferson County, MO                 1,224,000
                               Newton               Newton, IL                           1,170,000
                               Sioux                St. Charles County, MO               1,006,000
                               Meramec              St. Louis County, MO                   925,000
                               Coffeen              Coffeen, IL                            950,000
                               Meredosia            Meredosia, IL                          359,000
                               Grand Tower          Grand Tower, IL                        202,000
                               Hutsonville          Hutsonville, IL                        161,000
                                                                                      ------------

                                                               Total Coal                8,397,000

             Nuclear           Callaway             Callaway County, MO                  1,196,000

             Hydro             Osage                Lakeside, MO                           212,000
                               Keokuk               Keokuk, IA                             126,000
                                                                                      ------------

                                                               Total Hydro                 338,000

             Oil and           Venice               Venice, IL                             442,000
             Natural           Other                Various                                566,000
             Gas                                                                      ------------
                                                               Total Oil and
                                                                 Natural Gas             1,008,000
             Pumped-
             storage           Taum Sauk            Reynolds County, MO                    440,000
                                                                                      ------------

                                                               TOTAL                    11,379,000


               As of December 31, 1998, CIPS owned approximately 4,700 circuit miles of electric transmission lines. CIPS operates one propane-air plant and 4,800 miles of gas mains. As of that date, UE owned approximately 3,300 circuit miles of electric transmission lines. UE operates three propane-air plants and 2,800 miles of gas mains. Other properties of the companies include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

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

               For additional information on legal and administration proceedings, see "Rates" and "Regulation Environmental Issues" under Item 1 herein and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 29 and 38, respectively, of the 1998 Annual Report pages incorporated herein by reference.

               Reference is being made to Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of the August 1998 decision of the National Labor Relations Board (NLRB) which upheld the lawfulness of CIPS' 1993 lockout of its unions. In December 1998, the NLRB denied the unions' motions for reconsideration of its decision. Subsequently, in December 1998, the unions filed a joint motion for a rehearing of their motions for reconsideration. On March 5, 1999, the NLRB denied the unions' motion for reconsideration. The Company expects that the unions will pursue a judicial appeal of the NLRB's decision.

                        -------------------------------

               Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:

                                                                                              DATE FIRST ELECTED
                                     AGE AT                                                     OR APPOINTED TO
         NAME                       12/31/98            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------

Charles W. Mueller                      60              Chairman, President and
                                                        Chief Executive Officer,
                                                        and Director                                 12/31/97
Donald E. Brandt                        44              Senior Vice President                        12/31/97
Steven R. Sullivan                      38              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Warner L. Baxter                        37              Vice President                                 5/1/98
                                                        and Controller                               12/31/97
Jerre E. Birdsong                       44              Treasurer                                     4/23/96

         All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. There are no family relationships between the foregoing officers of the Company. Except for Messrs. Baxter and Sullivan, each of the above-named executive officers has been employed by the Company or its affiliates for more than five years in executive or management positions. Mr. Baxter was previously employed by PricewaterhouseCoopers LLP. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.

                                     PART II

ITEM    5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

               On October 9, 1998, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $ .01 per share, of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $ .01 per share, of the Company at a price of $180 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company's common stock. In addition, if someone buys 15 percent or more of the Company's common stock, each right will entitle its holder (other than that buyer) to purchase a number of shares of the Company's common stock having a market value of twice the Right's $180 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

               The Rights will expire on October 9, 2008. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the per-share earnings of the Company. The Company has 4 million shares of Preferred Stock initially reserved for issuance upon exercise of the Rights. There is no Junior Participating Preferred Stock issued or outstanding.

               For additional information on the Shareholder Rights Plan, see
Note 6 to the "Notes to Consolidated Financial Statements" on Page 32 of the 1998 Annual Report pages incorporated herein by reference.

               Additional information required to be reported by this item is included on the inside back cover of the 1998 Annual Report and is incorporated herein by reference.

ITEM    6.    SELECTED FINANCIAL DATA.

               Information for the 1993-1998 period required to be reported by this item is included on Page 43 of the 1998 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Information required to be reported by this item is included on Pages 15 through 22 of the 1998 Annual Report and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis" on Page 20 of the 1998 Annual Report and is incorporated herein by reference.


ITEM    8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The financial statements of the Company on Pages 23 through 42, the report thereon of PricewaterhouseCoopers LLP appearing on Page 14 and the Selected Quarterly Information on Page 27 of the 1998 Annual Report are incorporated herein by reference.



                                    PART III

ITEM    10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

               Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM    11.    EXECUTIVE COMPENSATION.

               Any information required to be reported by this item is included under "Compensation" in the Company's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM    13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM    14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

          (a) The following documents are filed as a part of this report:

          1.  Financial Statements: *

                                                                                                 Page From 1998
                                                                                                  Annual Report
                                                                                                  -------------

              Consolidated Report of Independent Accountants..................................          14
              Consolidated Statement of Income - Years 1998, 1997, and 1996...................          23
              Consolidated Balance Sheet - December 31, 1998 and 1997.........................          24
              Consolidated Statement of Cash Flows - Years 1998, 1997, and 1996...............          26
              Consolidated Statement of Retained Earnings
                 - Years 1998, 1997, and 1996.................................................          27
              Notes to Consolidated Financial Statements......................................          28

              *Incorporated by reference from the indicated pages of the 1998
               Annual Report

          2.  Financial Statement Schedule:

              The following schedule, for the years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).


                                                                                                  Pages Herein
                                                                                                  ------------

              Report of Independent Accountants on Financial
                 Statement Schedule...........................................................          11

              Valuation and Qualifying Accounts (Schedule II).................................          12

          3.  Exhibits:  See EXHIBITS beginning on Page 14

          (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated October 8, 1998 reporting on the impact of its employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions. Further, a report dated October 14, 1998 was filed reporting the adoption of a shareholders rights plan and declaration of the associated dividend.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Ameren Corporation


Our audits of the financial statements referred to in our report dated February 4, 1999 appearing in the 1998 Annual Report to Shareholders of Ameren Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 4, 1999

                               AMEREN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



              Col. A                                              Col. B                          Col. C
              ------                                              ------                          ------

                                                                                                 Additions
                                                                                     -------------------------------------
                                                                                           (1)                (2)
                                                                    Balance at          Charged to
                                                                    beginning           costs and          Charged to
           Description                                              of period            expenses          other accounts
           -----------                                              ---------            --------          --------------

Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $4,845,328        $21,167,000
                                                                   ==========        ===========




Year ended December 31, 1997

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $5,795,332        $12,648,812
                                                                   ==========        ===========




Year ended December 31, 1996

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $7,524,965        $12,100,000
                                                                   ==========        ===========



              Col. A                                                  Col. D            Col. E
              ------                                                  ------            ------



                                                                                      Balance at
                                                                                        end of
           Description                                              Deductions          period
           -----------                                              ----------          ------
                                                                      (Note)
Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $17,619,673       $8,392,655
                                                                   ===========       ==========




Year ended December 31, 1997

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $13,598,816       $4,845,328
                                                                   ===========       ==========




Year ended December 31, 1996

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                $13,829,633       $5,795,332
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

                                        AMEREN CORPORATION
                                           (Registrant)

                                        CHARLES W. MUELLER
                                         Chairman, President and
                                         Chief Executive Officer

Date           March 29, 1999           By   /s/ Steven R. Sullivan
         -------------------------        ---------------------------------
                                          (Steven R. Sullivan, Attorney-in-Fact)

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


                  SIGNATURE                                                         TITLE
                  ---------                                                         -----

/s/ C. W. Mueller                                                                   Chairman, President, Chief
--------------------------------------------------                              Executive Officer and Director
CHARLES W. MUELLER                                                               (Principal Executive Officer)

/s/ Donald E. Brandt                                                                     Senior Vice President
--------------------------------------------------                (Principal Financial and Accounting Officer)
DONALD E. BRANDT

/s/ Warner L. Baxter                                                             Vice President and Controller
--------------------------------------------------                              (Principal Accounting Officer)
WARNER L. BAXTER

/s/ William E. Cornelius
--------------------------------------------------            ------------------------------------------------
WILLIAM E. CORNELIUS, Director                                HANNE M. MERRIMAN, Director

/s/ Clifford L. Greenwalt                                     /s/ Paul L. Miller, Jr.
--------------------------------------------------            ------------------------------------------------
CLIFFORD L. GREENWALT, Director                               PAUL L. MILLER, JR., Director

/s/ Thomas A. Hays                                            /s/ Robert H. Quenon
--------------------------------------------------            ------------------------------------------------
THOMAS A. HAYS, Director                                      ROBERT H. QUENON, Director

/s/ Richard A. Liddy                                          /s/ Harvey Saligman
--------------------------------------------------            ------------------------------------------------
RICHARD A. LIDDY, Director                                    HARVEY SALIGMAN, Director

/s/ Gordon R. Lohman                                          /s/ Charles J. Schukai
--------------------------------------------------            ------------------------------------------------
GORDON R. LOHMAN, Director                                    CHARLES J. SCHUKAI, Director

/s/ Richard A. Lumpkin                                        /s/ Janet McAfee Weakley
--------------------------------------------------            ------------------------------------------------
RICHARD A. LUMPKIN, Director                                  JANET McAFEE WEAKLEY, Director

/s/ John Peters MacCarthy                                     /s/ James W. Wogsland
--------------------------------------------------            ------------------------------------------------
JOHN PETERS MacCARTHY, Director                               JAMES W. WOGSLAND, Director

                By   /s/ Steven R. Sullivan                     March 29, 1999
                     ---------------------------------------
                     (Steven R. Sullivan, Attorney-in Fact)

                                    EXHIBITS

                             EXHIBITS FILED HEREWITH

EXHIBIT NO.                       DESCRIPTION

     3(i)         - Certificate of Amendment to the Restated Articles of
                    Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998.

     10.1         - Long-Term Incentive Plan of 1998.

     10.2         - Change of Control Severance Plan.

     10.3         - Deferred Compensation Plan for Members of the Ameren
                    Leadership Team.

     10.4         - Deferred Compensation Plan for Members of the Board of
                    Directors.

     13           - Those pages of the 1998 Annual Report incorporated herein by reference.

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

EXHIBIT NO.                                    DESCRIPTION

     2            -Agreement and Plan of Merger, dated as of August 11, 1995, by and among the Company, CIPSCO Incorporated, UE, and Arch Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1),
                   Exhibit 2(a).)

     3(i)         -Restated Articles of Incorporation of the Company.
                   (Registration No. 33-64165, Annex F.)

     3(ii)        - By-Laws of the Company as amended to December 31, 1997.
                   (1997 Form 10-K, Exhibit 3(ii).)

     4.1 -Indenture of Mortgage and Deed of Trust of Union Electric Company dated June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941. (Registration No.
                   2-4940, Exhibit B-1.)

EXHIBIT NO.                                    DESCRIPTION

     4.2         - Supplemental Indentures to the Union Electric Company
                   Mortgage


                    DATED AS OF                   FILE REFERENCE                        EXHIBIT NO.
                    March 1, 1967              2-58274                                      2.9
                    April 1, 1971              Form 8-K, April 1971                         6
                    February 1, 1974           Form 8-K, February 1974                      3
                    July 7, 1980               2-69821                                      4.6
                    May 1, 1990                Form 10-K, 1990                              4.6
                    December 1, 1991           33-45008                                     4.4
                    December 4, 1991           33-45008                                     4.5
                    January 1, 1992            Form 10-K, 1991                              4.6
                    October 1, 1992            Form 10-K, 1992                              4.6
                    December 1, 1992           Form 10-K, 1992                              4.7
                    February 1, 1993           Form 10-K, 1992                              4.8
                    May 1, 1993                Form 10-K, 1993                              4.6
                    August 1, 1993             Form 10-K, 1993                              4.7
                    October 1, 1993            Form 10-K, 1993                              4.8
                    January 1, 1994            Form 10-K, 1993                              4.9
                    December 1, 1996           Form 10-K, 1996                              4.36

     4.3         - Indenture of Mortgage or Deed of Trust dated October 1,
                   1941, from CIPS to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees. (Exhibit 2.01 in File No. 2-60232.)

     4.4         - Supplemental Indentures dated, respectively September 1,
                   1947, January 1, 1949, February 1, 1952, September 1, 1952,
                   June 1, 1954, February 1, 1958, January 1, 1959, May 1, 1963,
                   May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970, April
                   1, 1971, September 1, 1971, May 1, 1972, December 1, 1973,
                   March 1, 1974, April 1, 1975, October 1, 1976, November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980,
                   February 1, 1986, May 15, 1992, July 1, 1992, September 15,
                   1992, April 1, 1993, and June 1, 1995 between CIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit
                   2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended Exhibit 2.02 in File No. 2-22326; Amended
                   Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit
                   2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232; Amended Exhibit
                   2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557; Amended Exhibit
                   2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit 4.02 to Form 8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K dated September 15, 1992; Exhibit 4.02 to Form 8-K dated March 30, 1993; Exhibit
                   4.03 to Form 8-K dated June 5, 1995; Exhibit 4.03 to Form 8-K dated March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1, 1997; and Exhibit 4.02, Post-Effective Amendment No. 1 in File No. 333-18473.)

EXHIBIT NO.                                    DESCRIPTION

     4.5         - Agreement, dated as of October 9, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. (October 14, 1998 Form 8-K, Exhibit 4.)

     4.6         - Indenture dated as of December 1, 1998 from CIPS to the Bank of New York relating to CIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028. (Exhibit 4.03, Post-Effective Amendment No. 1 to File No. 333-18473.)

Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

         Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.