Form 10-Q
period 1999-03-31
AMEREN CORP
filed 1999-05-14
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999

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


                                Yes  X.      No   .


Shares outstanding of each of  registrant's  classes of common stock as of April
    30, 1999: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                      Page No.

Part I      Consolidated Financial Information (Unaudited)

            Management's Discussion and Analysis                         2

            Quantitative and Qualitative Disclosure
            About Market Risk                                            7

            Consolidated Balance Sheet
            - March 31, 1999 and December 31, 1998                       9

            Consolidated Statement of Income
            - Three months and 12 months ended
               March 31, 1999 and 1998                                  10

            Consolidated Statement of Cash Flows
            - Three months ended March 31, 1999 and 1998                11

            Notes to Consolidated Financial Statements                  12


Part II     Other Information                                           15

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren or the Registrant) is a holding company, registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC) becoming wholly-owned subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60 percent ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. In 1998, Ameren formed a new energy marketing subsidiary, AmerenEnergy, Inc., which primarily serves as a power marketing agent for the operating companies and provides a range of energy and risk management services to targeted customers.

The Merger was accounted for as a pooling of interests; therefore the consolidated financial statements are presented as if the Merger were consummated as of the beginning of the earliest period presented. However, the consolidated financial statements are not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of the future results of operations, financial position or cash flows.

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 12, and the Management's Discussion and Analysis (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1998 Annual Report to stockholders (which is incorporated by reference in the Registrant's 1998 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
First quarter 1999 earnings of $54 million, or 40 cents per share, increased $14 million, or 11 cents per share, from 1998's first quarter earnings. Earnings for the 12 months ended March 31, 1999, were $401 million, or $2.92 per share, compared to $330 million, or $2.40 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended March 31, 1998, were $381 million, or $2.78 per share.

Earnings and earnings per share fluctuated due to many conditions, primarily: weather variations, credits to electric customers, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge as noted above.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1999 and 1998 are detailed below.

Electric Operations

Electric Operating Revenues          Variations for periods ended March 31, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                       Three Months      Twelve Months
--------------------------------------------------------------------------------
Rate variations                                $  (8)           $ (21)
Credit to customers                              (10)             (36)
Effect of abnormal weather                         4               79
Growth and other                                  13               37
Interchange sales                                 29               78
EEI                                                2              (34)
--------------------------------------------------------------------------------
                                               $  30            $ 103
--------------------------------------------------------------------------------


The $30 million increase in first quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts and greater interchange opportunities, as well as higher sales to retail customers within the Registrant's service territory as a result of economic growth in the service area and favorable weather. Weather-sensitive residential and commercial sales increased 3 percent and 1 percent, respectively, while industrial sales were unchanged. Interchange sales increased 94 percent for the first quarter of 1999 compared to the year-ago quarter. These increases were partially offset by rate decreases in both Missouri and Illinois as well as credits to Missouri electric customers (see
Note  5  under  Notes  to   Consolidated   Financial   Statements   for  further
information).

Electric revenues for the 12 months ended March 31, 1999 increased $103 million compared to the prior 12-month period. The increase in revenues was primarily driven by warm summer weather, a strong regional economy, and increased interchange sales due to increased interchange opportunities. Weather-sensitive residential and commercial sales increased 7 percent and 4 percent, respectively, while industrial and interchange sales grew 1 percent and 15 percent, respectively. These increases were partially offset by rate decreases in both Missouri and Illinois as well as credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information) and lower sales to the United States Enrichment Corporation (USEC) by EEI.

Fuel and Purchased Power             Variations for periods ended March 31, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                        Three Months     Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                     $ 14             $ 39
     Price                                        (7)             (32)
     Generation efficiencies and other            (2)              (6)
Purchased power variation                          8               17
EEI variation                                      7              (16)
--------------------------------------------------------------------------------
                                                $ 20             $  2
--------------------------------------------------------------------------------


Fuel and purchased power costs for the first quarter 1999 versus the comparable prior-year quarter increased $20 million primarily due to increased sales volume, partially offset by lower fuel prices. The relatively flat fuel and purchased power costs for the 12 months ended March 31, 1999 versus the prior-year period were the result of increased generation and purchased power, driven by higher kilowatthour sales, offset by lower fuel prices and decreased fuel and purchased power costs at EEI as a result of fewer sales to USEC.

Gas Operations
Gas revenues for the quarter ended March 31, 1999, increased $5 million compared to the year-ago quarter primarily due to an annual $9 million Illinois gas rate increase effective February 1999 in addition to an annual $12 million Missouri gas rate increase effective February 1998. These rate increases were partially offset by a decrease in industrial sales and a decrease in off-system sales of gas to others. Gas revenues for the 12-month period ended March 31, 1999, decreased $13 million compared to the same year-ago period primarily due to a decline in sales.

Gas costs for the quarter ended March 31, 1999, increased $3 million due to an increase in gas prices. Gas costs for the 12 months ended March 31, 1999 decreased $23 million compared to the year-ago period primarily due to lower sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses decreased $8 million in the first quarter of 1999 versus the comparable prior-year quarter primarily due to decreased injuries and damages expense and information system-related costs. Other operations expenses increased $47 million for the 12-month period ended March 31, 1999 compared to the same year-ago period primarily due to the charge for the targeted separation plan and increases in injuries and damages expense and information system-related costs.

Maintenance expenses for the quarter ended March 31, 1999, increased $7 million compared to the year-ago period primarily due to increased scheduled power plant maintenance. The $12 million increase in maintenance expenses for the 12-month period ended March 31, 1999, compared to the prior 12-month period was primarily due to the scheduled spring refueling outage at the Callaway Nuclear Plant in 1998.

Taxes
Income taxes increased $5 million and $42 million for the three and 12 months ended March 31, 1999, respectively, due to higher pretax income.

Other Income and Deductions
Miscellaneous, net increased $8 million for the 12-month period ended March 31, 1999, compared to the year-ago period due to increased interest income and gains on the sale of property.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accruals and other current liabilities resulted from the timing of various payments to taxing authorities and suppliers.

The $29 million increase in other deferred credits and liabilities was primarily due to the $20 million estimated credit to Missouri electric customers recorded in the first quarter of 1999 under the three-year experimental alternative regulation plan. See Note 5 under Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $168 million for the quarter ended March 31, 1999, compared to $115 million during the same 1998 period.

Cash flows used in investing activities totaled $66 million and $62 million for the three months ended March 31, 1999 and 1998, respectively. Construction expenditures for the quarter ended March 31, 1999 for constructing new or improving existing facilities were $77 million. In addition, the Registrant expended $2 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $104 million for the three months ended March 31, 1999, compared to $41 million during the same 1998 period. The Registrant's principal financing activities for the quarter included the redemption of $29 million of debt and the payment of dividends. On February 12, 1999, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on March 31, 1999. Common stock dividends paid for the 12 months ended March 31, 1999, resulted in a payout rate of 87 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 41 percent. On April 27, 1999, the Registrant's Board of Directors declared a quarterly dividend for the second quarter of 1999 of 63.5 cents per common share that will be paid to shareholders on June 30, 1999.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding  at any one  time.  Short-term  borrowings  consist  of  bank  loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1999, the Registrant had committed bank lines of credit aggregating $217 million (all of which was unused and $185 million was available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant also has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There was $20 million outstanding under this agreement as of March 31, 1999. Furthermore, the Registrant had $35 million of short-term borrowings at March 31, 1999.

Additionally, AmerenUE has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at March 31, 1999.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At March 31, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the three months ended March 31, 1999, included redemptions under the lease for nuclear fuel of $4 million, offset by $4 million of issuances. At March 31, 1999, $67 million was financed under the lease.

RATE MATTERS

In March 1999, AmerenUE and AmerenCIPS filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternate supplier. The ICC has until September 1, 1999 to render a decision.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access begins on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 10 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential inability to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue. Management has developed a Year 2000 plan (Plan) and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

The Registrant's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, gas distribution, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

The Registrant has completed its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e., microprocessor chips) use analog rather than digital technology and thus are unaffected by the two-digit date issue. In addition, the Registrant has contacted hundreds of vendors and suppliers to verify compliance.

The Registrant has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Company operations. The implementation/testing phase for all components/applications is approximately 70 percent complete as of March 31, 1999. The Registrant expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, the Registrant has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. The Registrant plans to follow up with major suppliers and vendors and verify Year 2000 compliance, where appropriate. The Registrant has also queried its health insurance providers. To date, the Registrant is not aware of any problems that would materially impact its financial condition, results of operations or liquidity. However, the Registrant has no means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Registrant.

The Registrant is also addressing the impact of electric power grid problems that may occur outside of its own electric system. The Registrant has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of April 1, 1999 (the latest information available), MAIN was finished with its assessment and planning phases and 74 percent complete with its implementation/testing phase. In addition, the Registrant provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of April 1, 1999 (the latest information available), NERC was 99 percent complete with its assessment phase, 95 percent complete with its planning phase and 75 percent complete with its implementation/testing phase. The Registrant participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, the Registrant will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. The Registrant estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of March 31, 1999, the Registrant has expended approximately $5 million. The Registrant's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Registrant believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that the Registrant's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000

Issue will be successful. The Registrant is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed in March, 1999. Based on the findings of the Year 2000 drill, minor modifications to the plan are being developed, with an expected completion date by the end of the second quarter 1999. Contingency plans related to the business areas are also expected to be completed by the end of the second quarter 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates, principally at its subsidiaries, through its issuance of both long-term and short-term variable-rate debt, fixed-rate debt, commercial paper and auction market preferred stock. The Company manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $6 million and net income would decrease by approximately $4 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of March 31, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a Purchased Gas Adjustment Clause (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With approval of the Missouri Public Service Commission, AmerenUE is participating in an experimental program to control the volatility of gas prices paid by its Missouri customers in the 1998-1999 winter months through the purchase of financial instruments.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. With regard to the Registrant's exposure to commodity risk for purchased power, the Registrant has established a subsidiary, AmerenEnergy, Inc., whose primary responsibility includes managing market risks associated with the changing market prices for purchased power for the Registrant's operating subsidiaries, AmerenUE and AmerenCIPS.

AmerenEnergy utilizes several techniques to mitigate its market risk for purchased power, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts and futures contracts) are dictated by a risk management policy, which has been reviewed with the

Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Company officers and an independent risk management officer at AmerenEnergy.

As of March 31, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of March 31, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                   March 31,    December 31,
ASSETS                                                                1999         1998
------                                                          -------------- -------------
Property and plant, at original cost:
   Electric                                                        $11,817,052   $11,761,306
   Gas                                                                 474,419       469,216
   Other                                                                45,505        44,646
                                                                   -----------   -----------
                                                                    12,336,976    12,275,168
   Less accumulated depreciation and amortization                    5,688,942     5,602,816
                                                                   -----------   -----------
                                                                     6,648,034     6,672,352
Construction work in progress:
   Nuclear fuel in process                                             110,718       108,294
   Other                                                               151,802       147,393
                                                                   -----------   -----------
         Total property and plant, net                               6,910,554     6,928,039
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          78,181        86,694
   Nuclear decommissioning trust fund                                  169,351       161,877
   Other                                                                84,132        78,091
                                                                   -----------   -----------
         Total investments and other assets                            331,664       326,662
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                            74,220        76,863
   Accounts receivable - trade (less allowance for doubtful
         accounts of $9,253 and $8,393, respectively)                  226,678       198,193
   Unbilled revenue                                                    116,477       150,481
   Other accounts and notes receivable                                  76,617        76,919
   Materials and supplies, at average cost -
      Fossil fuel                                                      106,069       112,908
      Other                                                            136,422       132,884
   Other                                                                19,206        22,912
                                                                   -----------   -----------
         Total current assets                                          755,689       771,160
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               631,783       633,529
   Other                                                               183,406       188,049
                                                                   -----------   -----------
         Total regulatory assets                                       815,189       821,578
                                                                   -----------   -----------
Total Assets                                                       $ 8,813,096   $ 8,847,439
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
     outstanding 137,215,462 shares                                $     1,372   $     1,372
     Other paid-in capital, principally premium on
     common stock                                                    1,582,524     1,582,548
   Retained earnings                                                 1,439,470     1,472,200
                                                                   -----------   -----------
         Total common stockholders' equity                           3,023,366     3,056,120
   Preferred stock not subject to mandatory redemption                 235,197       235,197
   Long-term debt                                                    2,285,654     2,289,424
                                                                   -----------   -----------
         Total capitalization                                        5,544,217     5,580,741
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                  212,138       201,713
   Short-term debt                                                      35,020        58,528
   Accounts and wages payable                                          181,021       297,185
   Accumulated deferred income taxes                                    67,492        66,299
   Taxes accrued                                                       185,067       114,106
   Other                                                               260,263       216,889
                                                                   -----------   -----------
         Total current liabilities                                     941,001       954,720
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,514,978     1,521,417
Accumulated deferred investment tax credits                            176,825       178,832
Regulatory liability                                                   194,131       198,937
Other deferred credits and liabilities                                 438,410       409,258
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 8,813,096   $ 8,847,439
                                                                   ===========   ===========


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)



                                                                   Three Months Ended                Twelve Months Ended
                                                                         March 31,                        March 31,
                                                               --------------------------      -----------------------------
                                                                    1999            1998            1999            1998
                                                                    ----            ----            ----            ----
 OPERATING REVENUES:
    Electric                                                $     636,330    $     606,100    $   3,124,441    $   3,021,494
    Gas                                                            97,450           92,338          221,793          234,905
    Other                                                           2,122            2,372            7,066           11,291
                                                            -------------    -------------    -------------    -------------
       Total operating revenues                                   735,902          700,810        3,353,300        3,267,690

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                                   184,995          164,905          800,213          798,710
       Gas                                                         55,050           52,204          121,692          145,045
       Other                                                      139,240          146,755          639,642          592,237
                                                            -------------    -------------    -------------    -------------
                                                                  379,285          363,864        1,561,547        1,535,992
    Maintenance                                                    72,310           65,003          319,318          307,705
    Depreciation and amortization                                  89,474           86,854          351,023          346,342
    Income taxes                                                   35,230           29,911          272,992          231,246
    Other taxes                                                    59,916           64,746          267,944          269,360
                                                            -------------    -------------    -------------    -------------
       Total operating expenses                                   636,215          610,378        2,772,824        2,690,645

 OPERATING INCOME                                                  99,687           90,432          580,476          577,045

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used during
       construction                                                 2,662            1,063            6,600            5,213
    Miscellaneous, net                                             (2,265)          (3,146)          (1,728)          (9,398)
                                                            -------------    -------------    -------------    -------------
       Total other income and deductions                              397           (2,083)           4,872           (4,185)

 INCOME BEFORE INTEREST CHARGES
 AND PREFERRED DIVIDENDS                                          100,084           88,349          585,348          572,860

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
    Interest                                                       44,415           47,495          178,500          186,792
    Allowance for borrowed funds used during construction          (1,862)          (2,261)          (6,627)
                                                                                                                      (8,021)
    Preferred dividends of subsidiaries                             3,172            3,188           12,546           12,603
                                                            -------------    -------------    -------------    -------------
       Net interest charges and preferred dividends                45,725           48,422          184,419          191,374

 INCOME BEFORE EXTRAORDINARY CHARGE                                54,359           39,927          400,929          381,486
                                                            -------------    -------------    -------------    -------------

 EXTRAORDINARY CHARGE (NET OF
 INCOME TAXES)                                                       --               --               --            (51,820)
                                                            -------------    -------------    -------------    -------------

 NET INCOME                                                 $      54,359    $      39,927    $     400,929    $     329,666
                                                            -------------    -------------    -------------    -------------

 EARNINGS PER COMMON SHARE - BASIC
 AND DILUTED (Based on average shares outstanding)
     Income before extraordinary charge                     $        0.40    $        0.29    $        2.92    $        2.78
     Extraordinary charge                                            --               --               --              (0.38)
                                                            -------------    -------------    -------------    -------------
     Net income                                             $        0.40    $        0.29    $        2.92    $        2.40
                                                            =============    =============    =============    =============

AVERAGE COMMON SHARES OUTSTANDING                             137,215,462      137,215,462      137,215,462      137,215,462
                                                            =============    =============    =============    =============


                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                          Three Months Ended
                                                               March 31,
                                                           1999         1998
Cash Flows From Operating:
   Net income                                          $  54,359    $  39,927
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     87,026       84,463
        Amortization of nuclear fuel                      10,416        9,617
        Allowance for funds used during construction      (4,524)      (3,324)
        Deferred income taxes, net                        (8,320)      (6,830)
        Deferred investment tax credits, net              (2,007)      (2,209)
        Changes in assets and liabilities:
           Receivables, net                                5,821       52,331
           Materials and supplies                          3,301       (5,282)
           Accounts and wages payable                   (116,164)    (144,781)
           Taxes accrued                                  70,961       58,701
           Credit to customers                            23,408       13,289
           Other, net                                     43,685       18,952
                                                       ---------    ---------
Net cash provided by operating activities                167,962      114,854

Cash Flows From Investing:
   Construction expenditures                             (77,103)     (64,946)
   Allowance for funds used during construction            4,524        3,324
   Nuclear fuel expenditures                              (2,381)      (4,422)
   Other                                                   8,513        4,410
                                                       ---------    ---------
Net cash used in investing activities                    (66,447)     (61,634)

Cash Flows From Financing:
   Dividends on common stock                             (87,132)     (87,132)
   Redemptions -
      Nuclear fuel lease                                  (3,635)     (10,407)
      Short-term debt                                    (23,508)        --
      Long-term debt                                      (5,000)     (35,000)
   Issuances -
      Nuclear fuel lease                                   3,617        1,161
      Short-term debt                                       --         25,863
      Long-term debt                                      11,500       65,000
                                                       ---------    ---------
Net cash used in financing activities                   (104,158)     (40,515)

Net increase in cash and cash equivalents                 (2,643)      12,705
Cash and cash equivalents at beginning of year            76,863       42,425
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  74,220    $  55,130
                                                       =========    =========

Cash paid during the periods:
    Interest (net of amount capitalized)               $  29,261    $  29,319
    Income taxes, net                                  $  (4,180)   $  (1,675)


AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999

Note 1 - Ameren Corporation (Ameren) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger). The accompanying consolidated financial statements (the financial statements) reflect the accounting for the Merger as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position or cash flows. The outstanding preferred stock of AmerenUE and AmerenCIPS were not affected by the Merger.

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50 percent of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE and AmerenCIPS, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The operating companies serve 1.5 million electric and 300,000 natural gas customers in a 44,500-square-mile area of Missouri and Illinois. The Registrant's non-regulated subsidiaries include CIC, an investing subsidiary, and AmerenEnergy, Inc., an energy marketing subsidiary. The Registrant also has a 60 percent interest in Electric Energy, Inc. (EEI). EEI owns and operates an electric generation and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Note 2 - Financial statement note disclosures, normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the 1998 Annual Report to Stockholders (which is incorporated by reference in the Registrant's 1998 Form 10-K) for information relevant to the consolidated financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1999 and 1998, are not necessarily indicative of trends for any three-month or twelve-month period.

Note 5 - In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement involving AmerenUE's Missouri electric rates. The Agreement included a three-year experimental alternative regulation plan that provides that earnings in excess of a 12.61 percent regulatory return on equity (ROE) will be shared equally between customers and shareholders and earnings above 14 percent ROE will be credited to customers. The formula for computing the credit uses twelve-month results ending June 30, rather than calendar year earnings.

The MoPSC staff has proposed adjustments to the Registrant's estimated $43 million credit for the final year of the original experimental alternative regulation plan, which if ultimately accepted, could increase the Registrant's estimated credit up to $10 million. This credit to is subject to regulatory proceedings before the MoPSC which are scheduled to occur in June 1999.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of March 31, 1999, the Registrant had recorded an estimated $20 million credit for the first year of this plan, compared to a $10 million credit recorded for the same 1998 period under the final year of the previous plan. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for the 12 months ending June 30, 1999.

The joint agreement approved by the MoPSC in its February 1997 order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative rate plan. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. However, the MoPSC staff has proposed adjustments to the Registrant's estimate based upon their methodology of calculating the weather-adjusted credits. In addition, the results of the regulatory proceedings associated with the final year of the original experimental alternative regulation plan will impact the final Missouri electric rate decrease as well. The regulatory proceedings are scheduled to occur in June 1999. The staff's proposed adjustments, if ultimately accepted, could increase the Registrant's proposed Missouri electric rate decrease by $15 million to $20 million.

In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997, a 5 percent residential electric rate decrease for the Registrant's Illinois electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $14 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

Note 6 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of AmerenUE and AmerenCIPS. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 7 - Segment information for the three month and 12 month periods ended March 31, 1999 and 1998 is as follows:



------------------------------------------------------------------------------------------------------------
                                         Regulated                        Reconciling
(in millions)                            Utilities         All Other         Items             Total
------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1999:

Revenues                                 $  714              $  48          $ (26)*           $  736
Net Income                                   53                  1             --                 54
------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1998:

Revenues                                 $  678              $  40          $ (17)<F1>        $  701
Net Income                                   38                  2             --                 40
------------------------------------------------------------------------------------------------------------

12 months ended March 31, 1999:

Revenues                                 $3,265               $198          $(110)<F1>       $ 3,353
Net Income                                  397                  4             --                401
------------------------------------------------------------------------------------------------------------


12 months ended March 31, 1998:

Revenues                                 $3,110               $222          $ (64)<F1>       $ 3,268
Net Income                                  317                 13             --                330
------------------------------------------------------------------------------------------------------------

<F1> Elimination of intercompany revenues.



Note 8 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of the Registrant held on April 27, 1999, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

    Item (1)  Election of Directors.

                                                                    Non-Voted
                 Name                    For          Withheld       Brokers(1)

    William E. Cornelius..........   107,785,635      2,835,476          0
    Clifford L. Greenwalt.........   107,495,052      3,126,059          0
    Thomas A. Hays................   107,798,565      2,822,546          0
    Richard A. Liddy..............   107,852,170      2,768,941          0
    Gordon R. Lohman..............   107,713,701      2,907,410          0
    Richard A. Lumpkin............   107,821,598      2,799,513          0
    John Peters MacCarthy.........   107,833,550      2,787,561          0
    Hanne M. Merriman.............   107,739,512      2,881,599          0
    Paul L. Miller, Jr............   107,855,814      2,765,297          0
    Charles W. Mueller............   107,827,734      2,793,377          0
    Robert H. Quenon..............   107,657,049      2,964,062          0
    Harvey Saligman...............   107,767,302      2,853,809          0
    Janet McAfee Weakley..........   107,564,381      3,056,730          0
    James W. Wogsland.............   107,458,494      3,162,617          0


  Item (2)  Stockholder Proposal re Report on Callaway Plant Releases.

                                                           Non-Voted
              For           Against         Abstain         Brokers(1)
          10,762,439      77,063,818      7,744,073      15,050,782

(1) Broker shares included in the quorum but not voting on the items.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Exhibit 27 - Financial Data Schedule.

    (b)   Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMEREN CORPORATION
                                                   (Registrant)


                                         By    /s/ Donald E. Brandt
                                               ----------------------
                                                   Donald E. Brandt
                                            Senior Vice President, Finance
                                             (Principal Financial Officer)



Date:  May 14, 1999