Form 10-Q
period 1999-06-30
AMEREN CORP
filed 1999-08-13
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1999

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


                                Yes  X.    No   .


Shares outstanding of each of registrant's classes of common stock as of July 31, 1999: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                      Page No.

Part I        Consolidated Financial Information (Unaudited)

              Management's Discussion and Analysis                       2

              Quantitative and Qualitative Disclosures
              About Market Risk                                          7

              Consolidated Balance Sheet
              - June 30, 1999 and December 31, 1998                     10

              Consolidated Statement of Income
              - Three months, six months and 12 months ended
                 June 30, 1999 and 1998                                 11

              Consolidated Statement of Cash Flows
              - Six months ended June 30, 1999 and 1998                 12

              Notes to Consolidated Financial Statements                13


Part II       Other Information                                         16

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC) becoming wholly-owned subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60 percent ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. In 1998, Ameren formed a new energy marketing subsidiary, AmerenEnergy, Inc., which primarily serves as a power marketing agent for the operating companies and provides a range of energy and risk management services to targeted customers.

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

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 13, and the Management's Discussion and Analysis (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1998 Annual Report to stockholders (which is incorporated by reference in the Registrant's 1998 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
Second quarter 1999 earnings of $87 million, or 63 cents per share, increased $3 million, or 2 cents per share, from 1998's second quarter earnings. Earnings for the six months ended June 30, 1999, totaled $141 million, or $1.03 per share, compared to the year-ago earnings of $124 million or 90 cents per share. Earnings for the 12 months ended June 30, 1999, were $404 million, or $2.95 per share, compared to $334 million, or $2.43 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended June 30, 1998, were $385 million, or $2.81 per share.

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

The significant items affecting revenues, costs and earnings during the three-month, six-month, and 12-month periods ended June 30, 1999 and 1998 are detailed on the following pages.

Electric Operations

Electric Operating Revenues          Variations for periods ended June 30, 1999
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)             Three Months     Six Months     Twelve Months
--------------------------------------------------------------------------------
Rate variations                     $ (9)           $ (17)           $ (30)
Credit to customers                   33               23               23
Effect of abnormal weather           (39)             (34)              (2)
Growth and other                      (7)               5               (4)
Interchange sales                     43               72              124
EEI                                   22               24                6
--------------------------------------------------------------------------------
                                    $ 43             $ 73            $ 117
--------------------------------------------------------------------------------


The $43 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts, as well as higher sales to the United States Enrichment Corporation (USEC) by EEI. Interchange and EEI sales increased 120 percent and 45 percent, respectively, for the second quarter of 1999 compared to the year-ago quarter. Also contributing to the revenue increase was a decrease in the credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information). These increases were partially offset by a 6 percent decline in native sales due to milder weather and rate decreases in both Missouri and Illinois (see Note 5 under Notes to Consolidated Financial Statements for further information). Weather-sensitive residential and commercial sales decreased 10 percent and 7 percent, respectively, while industrial sales declined 3 percent.

Electric revenues for the first six months of 1999 increased $73 million compared to the prior-year period, primarily due to a 14 percent increase in total kilowatthour sales. This increase was primarily driven by a 108 percent increase in interchange sales due to strong marketing efforts, and a 34 percent increase in EEI sales to the USEC. Also contributing to the revenue increase was a decrease in the credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information). Partially offsetting these increases, weather-sensitive residential and commercial sales were each down 3 percent due to milder weather, and industrial sales declined 2 percent. In addition, revenues were lowered due to rate decreases in both
Missouri and Illinois (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 1999, increased $117 million compared to the prior 12-month period. The increase in revenues was primarily driven by increased interchange sales due to strong marketing efforts. Also contributing to the revenue increase was a decrease in the credits to Missouri electric customers. These increases were partially offset by rate decreases in both Missouri and Illinois. (See Note 5 under Notes to Consolidated Financial Statements for further information.)

Fuel and Purchased Power              Variations for periods ended June 30, 1999
                                           from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                   Three Months  Six Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                 $  6        $ 20          $ 50
     Price                                   (16)        (23)          (55)
     Generation efficiencies and other         2          (1)           (3)
Purchased power variation                     23          32            22
EEI variation                                 16          23            11
--------------------------------------------------------------------------------
                                            $ 31        $ 51          $ 25
--------------------------------------------------------------------------------


Fuel and purchased power costs for the three, six, and 12 months ended June 30, 1999, increased $31 million, $51 million, and $25 million, respectively, versus the comparable prior-year periods primarily due to increased generation and purchased power, resulting from higher sales volume, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the quarter ended June 30, 1999, decreased $5 million compared to the year-ago quarter primarily due to a 29 percent decline in retail sales. This decrease was partially offset by an annual $9 million Illinois gas rate increase effective February 1999 in addition to an annual $12 million Missouri gas rate increase effective February 1998. Gas revenues for the 12-month period ended June 30, 1999, decreased $21 million compared to the same year-ago period primarily due to a 6 percent decline in retail sales.

Gas costs for the quarter ended June 30, 1999, decreased $5 million primarily due to lower sales. Gas costs for the 12 months ended June 30, 1999, decreased $27 million compared to the year-ago period primarily due to lower sales and a decrease in gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $9 million for the three months ended June 30, 1999, compared to the comparable prior-year period primarily due to expenses associated with deregulation in Illinois and the year 2000 project. Other operations expenses increased $44 million for the 12-month period ended June 30, 1999 compared to the same year-ago period primarily due to the charge for the targeted separation plan and increased expenses associated with deregulation in Illinois and the year 2000 project.

Maintenance expenses for the three, six and 12 months ended June 30, 1999, increased $6 million, $14 million and $10 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree-trimming activity. These increases were partially offset by the absence of a refueling at the Callaway Nuclear Plant in 1999.

Taxes
Income taxes increased $3 million, $8 million and $43 million, respectively, for the three, six and 12 months ended June 30, 1999, respectively, due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the 12-month period ended June 30, 1999, compared to the year-ago period, was primarily due to increased interest income and gains on the sale of property.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accruals and other current liabilities resulted from the timing of various payments to taxing authorities and suppliers.

The $37 million increase in other deferred credits and liabilities was primarily due to the $20 million estimated credit to Missouri electric customers recorded in the first quarter of 1999 under the three-year experimental alternative regulation plan. See Note 5 under Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $350 million for the six months ended June 30, 1999, compared to $216 million during the same 1998 period.

Cash flows used in investing activities totaled $222 million and $130 million for the six months ended June 30, 1999 and 1998, respectively. Construction expenditures for the six months ended June 30, 1999, for constructing new or improving existing facilities were $223 million, which included expenditures associated with the purchase of eight new combustion turbine generators (see
Note 7 under Notes to Consolidated Financial Statements for further information). In addition, the Registrant expended $19 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities were $151 million for the six months ended June 30, 1999, compared to $78 million during the same 1998 period. The Registrant's principal financing activities for the quarter included the redemption of $114 million of debt and the payment of dividends, partially offset by the issuance of $106 million of long-term debt. On April 27, 1999, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on June 30, 1999. Common stock dividends paid for the 12 months ended June 30, 1999, resulted in a payout rate of 86 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 37 percent.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding  at any one  time.  Short-term  borrowings  consist  of  bank  loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1999, the Registrant had committed bank lines of credit aggregating $166 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant also has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There was $42 million outstanding under this agreement as of June 30, 1999. The Registrant had no outstanding short-term borrowings as of June 30, 1999.

Additionally, AmerenUE has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and $226 million of which was available at June 30, 1999.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At June 30, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the six months ended June 30, 1999, included $38 million of issuances under the lease for nuclear fuel, offset by redemptions of $7 million. At June 30, 1999, $98 million was financed under the lease.

RATE MATTERS

In March 1999, AmerenUE and AmerenCIPS filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternate supplier. Hearings were conducted in June 1999, and a hearing examiner's proposed order was issued in July. The ICC is required to render a decision on the delivery services tariffs by September 1, 1999.

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

In conjunction with another provision of the Law, in July 1999, AmerenCIPS filed a notice with the ICC that it intends to transfer AmerenCIPS' generating facilities (all in Illinois) to a new unregulated subsidiary of Ameren. The formation of the new generating subsidiary, as well as the transfer of AmerenCIPS' generating assets and liabilities (at historical net book value) and certain power sales contracts, will be subject to regulatory proceedings. Regulatory approvals are required from the ICC, the Federal Energy Regulatory Commission, and the Missouri Public Service Commission. The generating subsidiary will include the eight new combustion turbine generators being acquired in addition to the AmerenCIPS facilities (see Note 7 under Notes to Consolidated Financial Statements for further information). The new subsidiary is expected to be operational sometime in 2000, subject to the outcome of these regulatory proceedings.

Once the transfer is completed, a power supply agreement would be in place between the new generating company and a nonregulated marketing subsidiary for all generation. The marketing subsidiary would have a power supply agreement with AmerenCIPS to supply them sufficient generation to meet native load requirements over the term of the agreement. Power will continue to be jointly dispatched between AmerenUE, AmerenCIPS and the new generating subsidiary.

The proposed transfer of generating assets and liabilities had no effect on the Registrant's financial statements as of June 30, 1999.

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

The Registrant has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Company operations. The implementation/testing phase for all components/applications is approximately 87 percent complete as of June 30, 1999. The Registrant expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

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

The Registrant is also addressing the impact of electric power grid problems that may occur outside of its own electric system. The Registrant has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of July 1, 1999 (the latest information available), MAIN had completed its assessment and planning phases and was 99 percent complete with its implementation/testing phase. In addition, the Registrant provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of July 1, 1999 (the latest information available), NERC had completed its assessment and planning phases and was 98 percent complete with its implementation/testing phase. The Registrant participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute
(EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, the Registrant will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. The Registrant estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of June 30, 1999, the Registrant has expended approximately $7 million. The Registrant's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Registrant believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that the Registrant's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. The Registrant is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed during the first quarter of 1999. Contingency plans related to the business areas were completed in July 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $7 million and net income would decrease by approximately $4 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of June 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a Purchased Gas Adjustment Clause (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With approval of the Missouri Public Service Commission, AmerenUE participated in an experimental program to control the volatility of gas prices paid by its Missouri customers in the 1998-1999 winter months through the purchase of financial instruments. This program concluded in April 1999.

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

AmerenEnergy utilizes several techniques to mitigate its market risk for purchased power, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts and futures contracts) are dictated by a risk management policy, which has been reviewed with the Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Ameren officers and an independent risk management officer at AmerenEnergy.

As of June 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is still encouraged. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption; however, SFAS 133 could increase the volatility of the Registrant's future earnings.

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

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                     June 30,   December 31,
ASSETS                                                                 1999         1998
------                                                            ------------  ------------
Property and plant, at original cost:
   Electric                                                        $11,890 932   $11,761,306
   Gas                                                                 479,723       469,216
   Other                                                                47,112        44,646
                                                                   -----------   -----------
                                                                    12,417,767    12,275,168
   Less accumulated depreciation and amortization                    5,771,406     5,602,816
                                                                   -----------   -----------
                                                                     6,646,361     6,672,352
Construction work in progress:
   Nuclear fuel in process                                             127,678       108,294
   Other                                                               183,171       147,393
                                                                   -----------   -----------
         Total property and plant, net                               6,957,210     6,928,039
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          75,259        86,694
   Nuclear decommissioning trust fund                                  177,402       161,877
   Other                                                                80,462        78,091
                                                                   -----------   -----------
         Total investments and other assets                            333,123       326,662
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                            53,980        76,863
   Accounts receivable - trade (less allowance for doubtful
         accounts of $9,466 and $8,393, respectively)                  268,320       198,193
   Unbilled revenue                                                    141,743       150,481
   Other accounts and notes receivable                                  93,966        76,919
   Materials and supplies, at average cost -
      Fossil fuel                                                      121,711       112,908
      Other                                                            134,015       132,884
   Other                                                                27,629        22,912
                                                                   -----------   -----------
         Total current assets                                          841,364       771,160
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               630,203       633,529
   Other                                                               174,995       188,049
                                                                   -----------   -----------
         Total regulatory assets                                       805,198       821,578
                                                                   -----------   -----------
Total Assets                                                       $ 8,936,895   $ 8,847,439
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
     outstanding 137,215,462 shares                                $     1,372   $     1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,505     1,582,548
   Retained earnings                                                 1,438,893     1,472,200
                                                                   -----------   -----------
         Total common stockholders' equity                           3,022,770     3,056,120
   Preferred stock not subject to mandatory redemption                 235,197       235,197
   Long-term debt                                                    2,362,553     2,289,424
                                                                   -----------   -----------
         Total capitalization                                        5,620,520     5,580,741
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                  211,123       201,713
   Short-term debt                                                        --          58,528
   Accounts and wages payable                                          250,908       297,185
   Accumulated deferred income taxes                                    68,577        66,299
   Taxes accrued                                                       192,862       114,106
   Other                                                               262,253       216,889
                                                                   -----------   -----------
         Total current liabilities                                     985,723       954,720
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,516,398     1,521,417
Accumulated deferred investment tax credits                            174,818       178,832
Regulatory liability                                                   189,325       198,937
Other deferred credits and liabilities                                 446,577       409,258
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 8,936,895   $ 8,847,439
                                                                   ===========   ===========


See Notes to Consolidate Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)


                                                 Three Months Ended           Six Months Ended             Twelve Months Ended
                                                      June 30,                    June 30,                       June 30,
                                                 1999        1998           1999           1998            1999            1998
                                                 ----        ----           ----           ----            ----            ----
 OPERATING REVENUES:
   Electric                                $  823,769    $ 780,808    $  1,460,099    $  1,386,908    $  3,167,402    $  3,050,079
   Gas                                         34,475       39,277         131,925         131,615         216,991         237,536
   Other                                        1,640        1,692           3,762           4,064           7,014          10,031
                                           ----------    ---------    ------------    ------------    ------------    ------------
      Total operating revenues                859,884      821,777       1,595,786       1,522,587       3,391,407       3,297,646

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                237,873      207,179         422,868         372,084         830,907         806,132
      Gas                                      18,309       23,085          73,359          75,289         116,916         144,012
      Other                                   164,219      155,136         303,459         301,891         648,725         605,257
                                           ----------    ---------    ------------    ------------    ------------    ------------
                                              420,401      385,400         799,686         749,264       1,596,548       1,555,401
   Maintenance                                 98,829       92,425         171,139         157,428         325,722         315,762
   Depreciation and amortization               87,168       86,061         176,642         172,915         352,130         345,953
   Income taxes                                61,781       58,798          97,011          88,709         275,975         232,959
   Other taxes                                 61,193       70,935         121,109         135,681         258,202         274,860
                                           ----------    ---------    ------------    ------------    ------------    ------------
      Total operating expenses                729,372      693,619       1,365,587       1,303,997       2,808,577       2,724,935

OPERATING INCOME                              130,512      128,158         230,199         218,590         582,830         572,711

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used
      during construction                       2,226        1,204           4,888           2,267           7,622           5,537
   Miscellaneous, net                          (1,669)      (1,640)         (3,934)         (4,786)         (1,757)         (6,111)
                                           ----------    ---------    ------------    ------------    ------------    ------------
      Total other income and deductions           557         (436)            954          (2,519)          5,865            (574)

INCOME BEFORE INTEREST
   CHARGES AND PREFERRED
   DIVIDENDS                                  131,069      127,722         231,153         216,071         588,695         572,137

INTEREST CHARGES AND
   PREFERRED DIVIDENDS:
   Interest                                    43,633       42,732          88,048          90,227         179,401         182,174
   Allowance for borrowed funds
      used during construction                 (2,205)      (1,728)         (4,067)         (3,989)         (7,104)         (8,024)
   Preferred dividends of subsidiaries          3,122        3,086           6,294           6,274          12,582          12,555
                                           ----------    ---------    ------------    ------------    ------------    ------------
      Net interest charges and preferred
         dividends                             44,550       44,090          90,275          92,512         184,879         186,705

INCOME BEFORE
   EXTRAORDINARY CHARGE                        86,519       83,632         140,878         123,559         403,816         385,432
                                             --------    ---------    ------------    ------------    ------------    ------------

EXTRAORDINARY CHARGE
 (NET OF INCOME TAXES)                             --           --              --              --              --         (51,820)
                                           ----------    ---------    ------------    ------------    ------------    ------------

NET INCOME                                 $   86,519    $  83,632    $    140,878    $    123,559    $    403,816    $    333,612
                                           ==========    =========    ============    ============    ============    ============

EARNINGS PER COMMON SHARE -
   BASIC AND DILUTED (Based on
         average shares outstanding)
    Income before extraordinary charge     $     0.63    $    0.61    $       1.03   $        0.90   $        2.95   $        2.81
    Extraordinary charge                           --           --              --              --              --           (0.38)
                                           ----------    ---------    ------------   -------------   -------------   -------------
    Net income                             $     0.63    $    0.61    $       1.03   $        0.90   $        2.95   $        2.43
                                           ==========    =========    ============   =============   =============   =============

AVERAGE COMMON SHARES
 OUTSTANDING                              137,215,462   137,215,462    137,215,462     137,215,462     137,215,462     137,215,462
                                          ===========   ===========   =============   =============   =============   =============


 See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)


                                                           Six Months Ended
                                                               June 30,
                                                          1999         1998
                                                          ----         ----
Cash Flows From Operating:
   Net income                                          $ 140,878    $ 123,559
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    171,748      167,895
        Amortization of nuclear fuel                      21,025       16,182
        Allowance for funds used during construction      (8,955)      (6,256)
        Deferred income taxes, net                        (8,872)     (11,462)
        Deferred investment tax credits, net              (4,014)      (5,906)
        Changes in assets and liabilities:
           Receivables, net                              (78,436)     (70,231)
           Materials and supplies                         (9,934)      (6,225)
           Accounts and wages payable                    (46,277)    (130,139)
           Taxes accrued                                  78,756       65,652
           Credit to customers                            24,899       46,118
           Other, net                                     68,768       26,812
                                                       ---------    ---------
Net cash provided by operating activities                349,586      215,999

Cash Flows From Investing:
   Construction expenditures                            (222,957)    (138,849)
   Allowance for funds used during construction            8,955        6,256
   Nuclear fuel expenditures                             (19,313)      (9,352)
   Other                                                  11,435       11,820
                                                       ---------    ---------
Net cash used in investing activities                   (221,880)    (130,125)

Cash Flows From Financing:
   Dividends on common stock                            (174,264)    (174,264)
   Redemptions -
      Nuclear fuel lease                                  (7,427)     (51,152)
      Short-term debt                                    (58,528)     (28,763)
      Long-term debt                                     (55,000)     (10,000)
   Issuances -
      Nuclear fuel lease                                  38,430        7,620
      Long-term debt                                     106,200      178,500
                                                       ---------    ---------
Net cash used in financing activities                   (150,589)     (78,059)

Net (decrease) increase in cash and cash equivalents     (22,883)       7,815
Cash and cash equivalents at beginning of year            76,863       42,425
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  53,980    $  50,240
                                                       =========    =========

Cash paid during the periods:
    Interest (net of amount capitalized)               $  81,769    $  88,005
    Income taxes, net                                  $  74,947    $  81,053


See Notes to Consolidated Financial Statements

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1999 and 1998, are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

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

The Registrant recorded an estimated $43 million credit for the final year of the original experimental alternative regulation plan. The MoPSC staff has proposed adjustments to the Registrant's estimated $43 million credit, which if ultimately accepted, could increase the Registrant's estimated credit up to approximately $5 million. Hearings were held on this matter in June 1999, and a final order from the MoPSC is expected by the end of 1999.

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of June 30, 1999, the Registrant had recorded an estimated $20 million credit for the first year of this plan. This credit, which the Registrant expects to pay to Missouri customers later this year, was reflected as a reduction in electric revenues.

The joint agreement approved by the MoPSC in its February 1997 order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the original experimental alternative regulation plan. The MoPSC staff proposed adjustments to the Registrant's methodology of calculating the weather-adjusted credits. During the second quarter of 1999, the Registrant and the MoPSC staff reached a settlement on the methodology for calculating the weather-adjusted credits. This proposed settlement is subject to approval by the MoPSC. In addition, the results of the regulatory proceeding associated with the final year of the original experimental alternative regulation plan will impact the final Missouri electric rate decrease as well. The Registrant estimates that its Missouri electric rate decrease should approximate $15 million to $20 million on an annualized basis. A final order from the MoPSC is expected by the end of 1999.

In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), a 5 percent residential electric rate decrease for the Registrant's Illinois electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $14 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the ICC on or before March 31 of each year 2000 through 2005. At this time, the Registrant is unable to determine the amount of the credit it will be required to return to customers, if any, under the Law for the two year period ended December 31, 1999.

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

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of AmerenUE and AmerenCIPS. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered material trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 7 - The Registrant has committed to purchase eight new combustion turbine generators (CTs). The CTs will add over 900 megawatts to the Registrant's net peaking capacity and are expected to cost approximately $435 million. Two of the CTs are expected to be installed in 2000, four in 2001 and two in 2002.

Note 8 - Segment information for the three month, six month and 12 month periods ended June 30, 1999 and 1998 is as follows:


-------------------------------------------------------------------------------------
                                      Regulated                 Reconciling
(in millions)                         Utilities    All Other      Items *     Total
-------------------------------------------------------------------------------------

Three months ended June 30, 1999:

Revenues                               $  843        $  72         $ (55)     $  860
Net Income                                 86            1            --          87
-------------------------------------------------------------------------------------

Three months ended June 30, 1998:

Revenues                               $  804        $  41         $ (23)     $  822
Net Income                                 81            3            --          84
-------------------------------------------------------------------------------------

Six months ended June 30, 1999:

Revenues                               $1,557         $120         $ (81)     $1,596
Net Income                                139            2            --         141
-------------------------------------------------------------------------------------


Six months ended June 30, 1998:

Revenues                               $1,482         $ 81         $ (40)     $1,523
Net Income                                119            5            --         124
-------------------------------------------------------------------------------------


12 months ended June 30, 1999:

Revenues                               $3,305         $229         $(143)     $3,391
Net Income                                401            3            --         404
-------------------------------------------------------------------------------------


12 months ended June 30, 1998:

Revenues                               $3,172         $202         $ (76)     $3,298
Net Income                                322           12            --         334
-------------------------------------------------------------------------------------


* Elimination of intercompany revenues.



Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3. Legal Proceedings of the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by Central Illinois Public Service Company (AmerenCIPS), the Registrant's subsidiary, of both unions during 1993. In April 1999, the unions filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit of the NLRB's August 1998 decision which ruled in favor of AmerenCIPS and held that the lockout was lawful.

         Reference is made to "Electric Industry Restructuring" in Management's Discussion and Analysis and Note 2 - Regulatory Matters in the Notes to Consolidated Financial Statements of the Registrant's 1998 Annual Report to Stockholders which are incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding Union Electric
Company's (AmerenUE), the Registrant's subsidiary, membership in the Midwest Independent System Operator (Midwest ISO). In May 1999, the Missouri Public Service Commission approved a stipulation and agreement authorizing AmerenUE's membership in the Midwest ISO for a six year transition period subject to certain conditions and reporting requirements. The six year period will commence on the first day that the Midwest ISO begins providing electric transmission service.

         Reference is made to Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of the Registrant's 1998 Annual
Report to Stockholders which was incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding the United States Environmental Protection Agency's (EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1997, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standards regulations to EPA for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operations or liquidity. In further reference to Note 12 -
Commitments and Contingencies, the Registrant has been designated as a potentially responsible party by federal and state environmental protection agencies at seven hazardous waste sites.


ITEM 5.  OTHER INFORMATION

         Reference is made to Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of the Registrant's 1998 Annual
Report to Stockholders which was incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1998 for information concerning the expiration date of collective bargaining agreements. The Registrant is engaged in labor negotiations with the International Brotherhood of Electrical Workers and the International Union of Operating Engineers and the collective bargaining agreements have been extended so as to facilitate those negotiations. At this time, the Registrant is unable to predict the impact of these negotiations on its future financial condition, results of operations or cash flows.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2000 annual meeting of stockholders must be received by the Registrant by November 19, 1999.

        In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2000 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 27, 2000 or earlier than January 28, 2000.


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

                                                 AMEREN CORPORATION
                                                  (Registrant)


                                             By     /s/ Donald E. Brandt
                                                ------------------------------
                                                        Donald E. Brandt
                                                Senior Vice President, Finance
                                                 (Principal Financial Officer)


Date:  August 13, 1999