Form 10-Q
period 1999-09-30
AMEREN CORP
filed 1999-11-15
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For Quarterly Period Ended September 30, 1999

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


                               Yes  X.     No   .


Shares outstanding of each of registrant's classes of common stock as of October
    31, 1999: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                   Page No.

Part I        Consolidated Financial Information (Unaudited)

              Management's Discussion and Analysis                     2

              Quantitative and Qualitative Disclosure
              About Market Risk                                        8

              Consolidated Balance Sheet
              - September 30, 1999 and December 31, 1998              10

              Consolidated Statement of Income
              - Three months, nine months and 12 months ended
                 September 30, 1999 and 1998                          11

              Consolidated Statement of Cash Flows
              - Nine months ended September 30, 1999 and 1998         12

              Notes to Consolidated Financial Statements              13


Part II       Other Information                                       16

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

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 13, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1998 Annual Report to stockholders (which is incorporated by reference in the Registrant's 1998 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
Third quarter 1999 earnings of $250 million, or $1.82 per share, increased $13 million, or 9 cents per share, from 1998's third quarter earnings. Earnings for the nine months ended September 30, 1999, totaled $391 million, or $2.85 per share, compared to the year-ago earnings of $360 million or $2.63 per share. Earnings for the 12 months ended September 30, 1999, were $417 million, or $3.04 per share, compared to $355 million, or $2.59 per share, for the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended September 30, 1998, were $407 million, or $2.97 per share.

Earnings and earnings per share fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge as noted above.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1999 and 1998 are detailed on the following pages.

Electric Operations

Electric Operating Revenues    Variations for periods ended September 30, 1999
                                   from comparable prior-year periods
-------------------------------------------------------------------------
(Millions of Dollars)           Three Months  Nine Months  Twelve Months
-------------------------------------------------------------------------
Rate variations                    $ (7)         $(24)         $(37)
Credit to customers                 (10)           13            13
Effect of abnormal weather          (16)          (50)          (76)
Growth and other                     28            33            30
Interchange sales                    87           159           189
EEI                                 (11)           13            (5)
-------------------------------------------------------------------------
                                   $ 71          $144          $114
-------------------------------------------------------------------------


The $71 million increase in third quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts. Interchange sales increased 44 percent for the third quarter of 1999 compared to the year-ago quarter. These increases were partially offset by a 1 percent decline in native sales due to milder weather, rate decreases in both Missouri and Illinois, and the estimated credit that the Registrant expects to pay its Illinois electric customers for the initial period of a sharing mechanism provided by deregulation legislation (see Note 5 under Notes to Consolidated Financial Statements for further information). Weather-sensitive residential sales decreased 3 percent, while industrial sales rose 2 percent, and commercial sales were flat.

Electric revenues for the first nine months of 1999 increased $144 million compared to the prior-year period, primarily due to a 10 percent increase in total kilowatthour sales. This increase was primarily driven by a 79 percent increase in interchange sales due to strong marketing efforts and a 17 percent increase in EEI sales. Also contributing to the revenue increase was a decrease in the credit to Missouri electric customers, partially offset by the credit to Illinois electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information). Partially offsetting these increases, weather-sensitive residential and commercial sales were down 3 percent and 2 percent, respectively, and industrial sales declined 1 percent. In addition, revenues were lower due to rate decreases in both Missouri and Illinois (see
Note  5  under  Notes  to   Consolidated   Financial   Statements   for  further
information).

Electric revenues for the 12 months ended September 30, 1999, increased $114 million compared to the prior 12-month period. The increase in revenues was primarily driven by increased interchange sales due to strong marketing efforts. Also contributing to the revenue increase was a decrease in the estimated credit to Missouri electric customers, partially offset by the estimated credit to Illinois electric customers. These increases were partially offset by rate decreases in both Missouri and Illinois. (See Note 5 under Notes to Consolidated Financial Statements for further information.) In addition, revenues decreased due to a decline in native sales resulting from milder weather. Weather-sensitive residential and commercial sales decreased 4 percent and 2 percent, respectively, while industrial sales fell 1 percent.

Fuel and Purchased Power         Variations for periods ended September 30, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months  Nine Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
  Variation in generation                 $(8)         $11           $27
  Price                                     -          (22)          (47)
  Generation efficiencies and other         1            -            (2)
Purchased power variation                  53           84            63
EEI variation                               2           25            19
--------------------------------------------------------------------------------
                                          $48          $98           $60
--------------------------------------------------------------------------------


The $48 million increase in third quarter fuel and purchased power costs compared to the year-ago quarter was driven by increased purchased power, resulting from higher sales volume, partially offset by decreased generation.

Fuel and purchased power costs for the nine and 12 months ended September 30, 1999, increased $98 million and $60 million, respectively, versus the comparable prior-year periods primarily due to increased generation and purchased power, resulting from higher sales volume, and increased fuel and purchased power costs at EEI, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the 12-month period ended September 30, 1999, decreased $18 million compared to the same year-ago period primarily due to a 19 percent decline in total sales resulting primarily from milder winter weather, partially offset by an Illinois gas rate increase effective February 1999 and a Missouri gas rate increase effective February 1998.

Gas costs for the 12 months ended September 30, 1999, decreased $22 million compared to the year-ago period primarily due to lower sales and a decrease in gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses decreased $7 million and $6 million, respectively, for the three and nine months ended September 30, 1999, compared to the comparable prior-year periods primarily due to the 1998 one-time pretax charge of $25 million for the targeted employee separation plan and reduced workforce, partially offset by current year expenses associated with deregulation in Illinois and the Year 2000 project.

Maintenance expenses for the three, nine and 12 months ended September 30, 1999, increased $14 million, $28 million and $25 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree-trimming activity. These increases were partially offset by the absence of a refueling at the Callaway Nuclear Plant until fourth quarter 1999. There was a Callaway Nuclear Plant refueling in second quarter 1998.

Taxes
Income taxes increased $9 million, $18 million and $37 million, for the three, nine and 12 months ended September 30, 1999, respectively, due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the 12-month period ended September 30, 1999, compared to the year-ago period, was primarily due to an increase in miscellaneous expense resulting from the reversal of the Missouri portion of merger-related costs which were recorded as a regulatory asset upon Merger close in December 1997, under conditions of the Missouri Public Service Commission order approving the Merger. This increase was partially offset by increased interest income and gains on the sale of property in the current 12-month period.

Balance Sheet
The $254 million increase in cash and cash equivalents was primarily due to higher revenues attributable to interchange sales in August and September 1999 compared to November and December 1998.

The $91 million increase in trade accounts receivable and unbilled revenue was due primarily to higher revenues in August and September 1999 compared to November and December 1998.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

The $109 million increase in other current liabilities was primarily due to the timing of when credits will be paid to electric customers in the Registrant's Missouri and Illinois jurisdictions, as well as an estimated rate reduction for Missouri electric customers retroactive to September 1, 1998 (See Note 5 under Notes to Consolidated Financial Statements for further information). The remaining variance is a result of the timing of various payments to suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $854 million for the nine months ended September 30, 1999, compared to $642 million during the same 1998 period.

Cash flows used in investing activities totaled $327 million and $202 million for the nine months ended September 30, 1999 and 1998, respectively. Construction expenditures for the nine months ended September 30, 1999, for constructing new or improving existing facilities were $342 million, which included expenditures associated with the purchase of combustion turbine generators (see Note 6 under Notes to Consolidated Financial Statements for further information). In addition, the Registrant expended $20 million for the acquisition of nuclear fuel. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures and the acquisition of nuclear fuel.

Cash flows used in financing activities totaled $273 million for the nine months ended September 30, 1999, compared to $354 million during the same 1998 period. The Registrant's principal financing activities for the period included the redemption of $119 million of debt and the payment of dividends, partially offset by the issuance of $58 million of long-term debt. On August 27, 1999, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on September 30, 1999. Common stock dividends paid for the 12 months ended September 30, 1999, resulted in a payout rate of 84 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 34 percent.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding  at any one  time.  Short-term  borrowings  consist  of  bank  loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1999, the Registrant had committed bank lines of credit aggregating $191 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant also has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available for the Registrant's own use and for the use of its subsidiaries. There was $68 million outstanding under this agreement as of September 30, 1999. The Registrant had no outstanding short-term borrowings as of September 30, 1999.

Additionally, AmerenUE has a bank credit agreement due 2000 which permits the borrowing of up to $300 million on a long-term basis, all of which was unused and available at September 30, 1999.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At September 30, 1999, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 1999, included redemptions under the lease for nuclear fuel of $11 million, offset by $60 million of issuances. At September 30, 1999, $116 million was financed under the lease.

The Registrant, in the ordinary course of business, explores opportunities to reduce its cost in order to remain competitive in the marketplace. Areas where the Company focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant is currently in negotiations with many of the Registrant's major collective bargaining units in an effort to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or cash flows.

RATE MATTERS

In March 1999, AmerenUE and AmerenCIPS filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternate supplier. On August 25, 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. AmerenUE and AmerenCIPS filed a joint petition for rehearing of that order requesting the ICC to alter its conclusions on a number of issues. On October 13, 1999, the ICC granted a rehearing on certain issues. An order on this reopened proceeding is expected in early 2000.

In August 1999, the Registrant filed a transmission system rate case with the Federal Energy Regulatory Commission (FERC). This filing was primarily designed to implement rates, terms and conditions for transmission service for those retail customers in Illinois which choose other suppliers. On October 14, 1999, the FERC issued an order suspending the proposed rates until March 25, 2000. The Registrant filed in response an emergency request for rehearing which requested that the portion of the filing which related to retail access in Illinois be placed into effect as of October 1, 1999 to coincide with the start of retail competition in Illinois. An order from the FERC to this request is expected shortly. An initial decision as to the Registrant's overall filing is expected in early 2001.

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

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 10 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, in July 1999, AmerenCIPS filed a notice with the ICC that it intends to transfer AmerenCIPS' generating facilities (all in Illinois) to a new unregulated subsidiary of Ameren. The formation of the new generating subsidiary, as well as the transfer of AmerenCIPS' generating assets and liabilities (at historical net book value) and certain power sales contracts, will be subject to regulatory proceedings. Regulatory approval was received from the ICC on October 13, 1999. Other regulatory approvals are required from the Federal Energy Regulatory Commission and the Missouri Public Service Commission. In addition to the AmerenCIPS facilities, the generating subsidiary will include substantially all of the combustion turbine generators which the Registrant has committed to acquire (see
Note 6 under Notes to Consolidated Financial Statements and the Registrant's report on Form 8-K dated September 21, 1999 for further information). The new subsidiary is expected to be operational sometime in 2000, subject to the outcome of these regulatory proceedings.

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

The proposed transfer of generating assets and liabilities had no effect on the Registrant's financial statements as of September 30, 1999.

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

The implementation/testing phase for all mission critical systems was completed by September 30, 1999. The implementation/testing phase for all other components/applications is approximately 98 percent complete as of September 30, 1999.

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

The Registrant has also addressed the impact of electric power grid problems that may occur outside of its own electric system. The Registrant has conducted Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) and the North American Electric Reliability Council
(NERC) to plan Year 2000 operational preparedness and restoration scenarios. As of September 30, 1999, the Registrant had completed its assessment, planning and implementation/testing phases for mission critical items as identified by NERC. As a result, the Registrant has been added to the "Ready" list being compiled by NERC as it assesses readiness of the regional and national electric grid. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment is being shared with EPRI participants to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, the Registrant will incur internal labor costs as well as external consulting and other expenses to prepare for the new century. The Registrant estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1999, the Registrant has expended approximately $8 million. The Registrant's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates, principally at its subsidiaries, through its issuance of both long-term and short-term variable-rate debt, fixed-rate debt, commercial paper and auction market preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase by approximately $6 million and net income would decrease by approximately $4 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of September 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of September 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 1999, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 1998 Annual Report to Stockholders (which is incorporated by reference in the Registrant's 1998 Form 10-K) and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                  September 30, December 31,
ASSETS                                                                1999          1998
------                                                            ------------- -------------
Property and plant, at original cost:
   Electric                                                        $11,950,939   $11,761,306
   Gas                                                                 484,735       469,216
   Other                                                                46,919        44,646
                                                                   -----------   -----------
                                                                    12,482,593    12,275,168
   Less accumulated depreciation and amortization                    5,839,489     5,602,816
                                                                   -----------   -----------
                                                                     6,643,104     6,672,352
Construction work in progress:
   Nuclear fuel in process                                             134,394       108,294
   Other                                                               219,040       147,393
                                                                   -----------   -----------
         Total property and plant, net                               6,996,538     6,928,039
                                                                   -----------   -----------
Investments and other assets:
   Investments                                                          62,865        86,694
   Nuclear decommissioning trust fund                                  172,477       161,877
   Other                                                                77,009        78,091
                                                                   -----------   -----------
         Total investments and other assets                            312,351       326,662
                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                                           331,114        76,863
   Accounts receivable - trade (less allowance for doubtful
         accounts of $10,537 and $8,393, respectively)                 318,679       198,193
   Unbilled revenue                                                    121,201       150,481
   Other accounts and notes receivable                                  68,274        76,919
   Materials and supplies, at average cost -
      Fossil fuel                                                      122,094       112,908
      Other                                                            135,770       132,884
   Other                                                                53,323        22,912
                                                                   -----------   -----------
         Total current assets                                        1,150,455       771,160
                                                                   -----------   -----------
Regulatory assets:
   Deferred income taxes                                               628,532       633,529
   Other                                                               170,809       188,049
                                                                   -----------   -----------
         Total regulatory assets                                       799,341       821,578
                                                                   -----------   -----------
Total Assets                                                       $ 9,258,685   $ 8,847,439
                                                                   ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 400,000,000 shares -
     outstanding 137,215,462 shares                                $     1,372   $     1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,501     1,582,548
   Retained earnings                                                 1,601,612     1,472,200
                                                                   -----------   -----------
         Total common stockholders' equity                           3,185,485     3,056,120
   Preferred stock not subject to mandatory redemption                 235,197       235,197
   Long-term debt                                                    2,301,586     2,289,424
                                                                   -----------   -----------
         Total capitalization                                        5,722,268     5,580,741
                                                                   -----------   -----------
Minority interest in consolidated subsidiary                             3,534         3,534
Current liabilities:
   Current maturity of long-term debt                                  237,156       201,713
   Short-term debt                                                        --          58,528
   Accounts and wages payable                                          262,566       297,185
   Accumulated deferred income taxes                                    69,663        66,299
   Taxes accrued                                                       302,930       114,106
   Other                                                               326,022       216,889
                                                                   -----------   -----------
         Total current liabilities                                   1,198,337       954,720
                                                                   -----------   -----------
Accumulated deferred income taxes                                    1,510,741     1,521,417
Accumulated deferred investment tax credits                            172,811       178,832
Regulatory liability                                                   184,519       198,937
Other deferred credits and liabilities                                 466,475       409,258
                                                                   -----------   -----------
Total Capital and Liabilities                                      $ 9,258,685   $ 8,847,439
                                                                   ===========   ===========

See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)



                                             Three Months Ended           Nine Months Ended       Twelve Months Ended
                                                September 30,               September 30,             September 30,
                                          ------------------------    -----------------------   -----------------------
                                              1999         1998           1999         1998         1999         1998
                                              ----         ----           ----         ----         ----        ----
 OPERATING REVENUES:
    Electric                              $1,160,693   $1,090,069     $2,620,792   $2,476,977   $3,238,026   $3,124,203
    Gas                                       29,675       25,718        161,600      157,333      220,948      239,249
    Other                                      3,094        1,331          6,856        5,395        8,777        8,175
                                        ------------   ----------     ----------   ----------   ----------    ---------
       Total operating revenues            1,193,462    1,117,118      2,789,248    2,639,705    3,467,751    3,371,627

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power              295,625      248,086        718,493      620,170      878,446      818,318
       Gas                                    16,481       12,993         89,840       88,282      120,404      142,052
       Other                                 180,202      187,453        483,661      489,344      641,474      640,491
                                        ------------   ----------     ----------   ----------   ----------    ---------
                                             492,308      448,532      1,291,994    1,197,796    1,640,324    1,600,861
    Maintenance                               80,976       66,978        252,115      224,406      339,720      314,852
    Depreciation and amortization             90,140       86,160        266,782      259,075      356,110      346,208
    Income taxes                             162,985      153,581        259,996      242,290      285,379      248,734
    Other taxes                               70,326       78,215        191,435      213,896      250,313      273,702
                                        ------------   ----------     ----------   ----------   ----------    ---------
       Total operating expenses              896,735      833,466      2,262,322    2,137,463    2,871,846    2,784,357

 OPERATING INCOME                            296,727      283,652        526,926      502,242      595,905      587,270

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                     1,141        1,148          6,029        3,415        7,615        5,264
    Miscellaneous, net                        (2,784)        (491)        (6,718)      (5,277)      (4,050)        (480)
                                        ------------   ----------     ----------   ----------   ----------    ----------
      Total other income and deductions       (1,643)         657           (689)      (1,862)       3,565        4,784

 INCOME BEFORE INTEREST
    CHARGES AND PREFERRED
    DIVIDENDS                                295,084      284,309        526,237      500,380      599,470      592,054

 INTEREST CHARGES AND
    PREFERRED DIVIDENDS:
    Interest                                  43,396       46,071        131,444      136,298      176,726      180,404
    Allowance for borrowed funds
       used during construction               (1,292)      (1,559)        (5,359)      (5,548)      (6,837)      (7,567)
    Preferred dividends of subsidiaries        3,161        3,140          9,455        9,414       12,603       12,551
                                         -----------   ----------     ----------  -----------  -----------    ---------
      Net interest charges and preferred
         dividends                            45,265       47,652        135,540      140,164      182,492      185,388

 INCOME BEFORE
    EXTRAORDINARY CHARGE                     249,819      236,657        390,697      360,216      416,978      406,666
                                         -----------   ----------     ----------  -----------  -----------    ---------

 EXTRAORDINARY CHARGE
  (NET OF INCOME TAXES)                         -            -              -            -            -         (51,820)
                                         -----------   ----------     ----------  -----------  -----------    ---------

 NET INCOME                               $  249,819   $  236,657      $ 390,697   $  360,216   $  416,978   $  354,846
                                          ==========   ==========      =========   ==========   ==========   ==========

 EARNINGS PER COMMON SHARE -
    BASIC AND DILUTED (Based on
       average shares outstanding)
     Income before extraordinary charge        $1.82        $1.73          $2.85        $2.63        $3.04        $2.97
     Extraordinary charge                          -            -              -            -            -        (0.38)
                                              ------        -----          -----        -----        -----        -----
     Net income                                $1.82        $1.73          $2.85        $2.63        $3.04        $2.59
                                               =====        =====          =====        =====        =====        =====

 AVERAGE COMMON SHARES
  OUTSTANDING                            137,215,462  137,215,462    137,215,462  137,215,462  137,215,462  137,215,462
                                         ===========  ===========    ===========  ===========  ===========  ===========



See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                    Nine Months Ended
                                                                       September 30,
                                                               --------------------------
                                                                  1999            1998
                                                                  ----            ----
Cash Flows From Operating:
   Net income                                                  $ 390,697        $360,216
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                            259,447         251,609
        Amortization of nuclear fuel                              30,823          26,837
        Allowance for funds used during construction             (11,388)         (8,963)
        Deferred income taxes, net                               (16,493)        (15,203)
        Deferred investment tax credits, net                      (6,021)         (8,859)
        Changes in assets and liabilities:
           Receivables, net                                      (82,561)       (103,856)
           Materials and supplies                                (12,072)        (10,872)
           Accounts and wages payable                            (34,619)        (90,175)
           Taxes accrued                                         188,824         155,293
           Pension and postretirement benefits                    33,192          18,397
           Credit to customers                                    42,510          30,416
           Other, net                                             71,519          37,074
                                                             -----------     -----------
Net cash provided by operating activities                        853,858         641,914

Cash Flows From Investing:
   Construction expenditures                                    (342,352)       (215,252)
   Allowance for funds used during construction                   11,388           8,963
   Nuclear fuel expenditures                                     (19,662)         (7,523)
   Other                                                          23,829          11,388
                                                             -----------     -----------
Net cash used in investing activities                           (326,797)       (202,424)

Cash Flows From Financing:
   Dividends on common stock                                    (261,395)       (261,395)
   Environmental bond redemption fund                                  -        (160,000)
   Redemptions -
      Nuclear fuel lease                                         (11,332)        (53,670)
      Short-term debt                                            (58,528)        (30,063)
      Long-term debt                                             (60,000)        (45,000)
   Issuances -
      Nuclear fuel lease                                          60,045           9,917
      Long-term debt                                              58,400         186,200
                                                               ---------       ---------
Net cash used in financing activities                           (272,810)       (354,011)
                                                               ---------       ---------

Net increase in cash and cash equivalents                        254,251          85,479
Cash and cash equivalents at beginning of year                    76,863          42,425
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $ 331,114       $ 127,904
                                                               =========       =========

Cash paid during the periods:
    Interest (net of amount capitalized)                        $111,005        $118,075
    Income taxes, net                                           $153,260        $164,556



See Notes to Consolidated Financial Statements

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1999 and 1998, are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

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

A new three-year experimental alternative regulation plan was included in the joint agreement approved by the MoPSC in its February 1997 order approving the Merger. Like the original plan, the new plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE will be shared equally between customers and stockholders. The new three-year plan will also return to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE will be credited entirely to customers. As of September 30, 1999, the Registrant had recorded an estimated $20 million credit for the first year of this plan. This credit was reflected as a reduction in electric revenues.

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

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the Illinois Commerce Commission on or before March 31 of each year 2000 through 2005. As of September 30, 1999, the Registrant recorded an estimated $10 million credit it expects to return to its customers under the Law for the two year period ended December 31, 1999.

Note 6 - The Registrant has committed to purchase  combustion turbine generators
(CTs). The CTs will add over 2000 megawatts to the Registrant's net peaking capacity and are expected to cost approximately $940 million. CTs with a total capacity of approximately 530 megawatts are planned to be installed in 2000, 560 megawatts in 2001, 590 megawatts in 2002, and 325 megawatts in 2003. Except for approximately 120 megawatts, the new capacity is expected to be operated by the Registrant's proposed new unregulated generating subsidiary.

Note 7 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

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

Note 8 - Segment information for the three month, nine month and 12 month periods ended September 30, 1999 and 1998 is as follows:


---------------------------------------------------------------------------------------------------------
                                           Regulated                        Reconciling
(in millions)                              Utilities        All Other          Items *           Total
---------------------------------------------------------------------------------------------------------

Three months ended September 30, 1999:

Revenues                                     $1,185           $  62             $(54)           $ 1,193
Net Income                                      248               2               --                250
---------------------------------------------------------------------------------------------------------

Three months ended September 30, 1998:

Revenues                                     $1,093           $  62             $(38)            $1,117
Net Income                                      242              (5)              --                237
---------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999:

Revenues                                     $2,742            $182            $(135)           $ 2,789
Net Income                                      387               4               --                391
---------------------------------------------------------------------------------------------------------


Nine months ended September 30, 1998:

Revenues                                     $2,575            $143             $(78)           $ 2,640
Net Income                                      360              --               --                360
---------------------------------------------------------------------------------------------------------


12 months ended September 30, 1999:

Revenues                                     $3,397            $230            $(159)           $ 3,468
Net Income                                      408               9               --                417
---------------------------------------------------------------------------------------------------------


12 months ended September 30, 1998:

Revenues                                     $3,267            $200              (95)           $ 3,372
Net Income                                      352               3               --                355
---------------------------------------------------------------------------------------------------------


* Elimination of intercompany revenues.


Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated September 21, 1999, reporting on the Registrant's commitment to purchase additional combustion turbine generators to add to its peaking capacity.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMEREN CORPORATION
                                                        (Registrant)


                                                 By   /s/ Donald E. Brandt
                                                    ------------------------
                                                         Donald E. Brandt
                                                 Senior Vice President, Finance
                                                 (Principal Financial Officer)


Date:  November 15, 1999