Form 10-K
period 1999-12-31
AMEREN CORP
filed 2000-03-30
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from        to         .
                                                      -------   --------

                         COMMISSION FILE NUMBER 1-14756

                               AMEREN CORPORATION
             (Exact name of registrant as specified in its charter)


          Missouri                                             43-1723446
 (State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                                No.)

                 1901 Chouteau Avenue, St. Louis, Missouri 63103
              (Address of principal executive offices and Zip Code)
       Registrant's telephone number, including area code: (314) 621-3222

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                Name of each exchange on which registered
-----------------------------         -----------------------------------------
Common Stock, $ .01 par value                   New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

        Aggregate market value of voting stock held by non-affiliates as of March 6, 2000, based on closing prices most recently available as reported in The Wall Street Journal: $3,867,760,835.

        Shares of Common Stock, $ .01 par value, outstanding as of March 6, 2000: 137,215,462 shares.

                      DOCUMENTS INCORPORATED BY REFERENCES.

        Portions of the registrant's 1999 Annual Report to Stockholders (the "1999 Annual Report") are incorporated by reference into Parts I, II and IV.

        Portions of the registrant's definitive proxy statement for the 2000 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS


PART I                                                                                                    PAGE
                                                                                                          ----
Item  1    -  Business
                    General...............................................................................    1
                    Capital Program and Financing.........................................................    2
                    Rates.................................................................................    3
                    Fuel Supply...........................................................................    3
                    Regulation............................................................................    4
                    Industry Issues.......................................................................    6
                    Operating Statistics(1)...............................................................    6

Item  2    -  Properties..................................................................................    6
Item  3    -  Legal Proceedings...........................................................................    8
Item  4    -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Company (Item 401(b) of Regulation S-K).........................................    9

PART II

Item  5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters(1)................................................................   10
Item  6    -  Selected Financial Data(1)..................................................................   11
Item  7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations(1)..........................................................   11
Item  7A   -  Quantitative and Qualitative Disclosures about Market Risk(1)...............................   11
Item  8    -  Financial Statements and Supplementary Data(1)..............................................   11
Item  9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item 10    -  Directors and Executive Officers of the Registrant(1).......................................   11
Item 11    -  Executive Compensation(1)...................................................................   12
Item 12    -  Security Ownership of Certain Beneficial Owners
                    and Management(1).....................................................................   12
Item 13    -  Certain Relationships and Related Transactions(1)...........................................   12

PART IV

Item 14    -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   12

SIGNATURES................................................................................................   16
EXHIBITS..................................................................................................   17

---------------------
(1) Incorporated herein by reference.
(2) Not applicable and not included herein.

                                     PART I

ITEM 1.        BUSINESS.

                                     GENERAL

               The Registrant, Ameren Corporation (Ameren or the Company), was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated (CIPSCO) and Union Electric Company (AmerenUE) combined with the result that the common shareholders of CIPSCO and AmerenUE became the common shareholders of the Company, and the Company became the owner of 100% of the common stock of AmerenUE and CIPSCO's utility operating subsidiary, Central Illinois Public Service Company (AmerenCIPS) (the Merger).

               For additional information about the Merger, see "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the "Notes to Consolidated Financial Statements" on Pages 15, 28, and 29, respectively, of the 1999 Annual Report pages incorporated herein by reference.

               Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and does not own or operate any significant assets other than the stock of its subsidiaries, including its two utility operating subsidiaries, AmerenCIPS and AmerenUE. Dividends on Ameren's Common Stock are dependent on distributions to be made to it by AmerenCIPS, AmerenUE, and its other subsidiaries. The 1999 Annual Reports Form 10-K for AmerenCIPS and AmerenUE are available from the Company upon request.

               AmerenCIPS is an Illinois corporation organized in 1902. It supplies electric and gas service to territories in central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenUE was incorporated in Missouri in 1922, and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area.

               On a consolidated basis, 93.3% of the Company's 1999 operating revenues were derived from the sale of electric energy, 6.5% came from the sale of natural gas, and 0.2% came from other sources. Consolidated electric operating revenues as a percentage of total operating revenues for the years 1998 and 1997 were 93.3% and 92%, respectively.

               The Company also owns all of the common stock of other subsidiary companies as follows: (a) CIPSCO Investment Company, a nonregulated investment company incorporated in Illinois; (b) Ameren Services Company, a Missouri corporation which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren and all of its subsidiaries; (c) AmerenEnergy, Inc., a Missouri corporation which primarily serves as a power marketing agent for the operating utility companies and provides a range of energy and risk management services to targeted customers; (d) Ameren Development Company, a nonregulated holding company incorporated in Missouri encompassing Ameren's nonregulated products and services; and (e) Ameren Energy Resources Company (until March 2000, known as Ameren Intermediate Holding Co., Inc.), a nonregulated Illinois holding company for an Illinois nonregulated generating subsidiary (Ameren Energy Generating Company) and its marketing affiliate (Ameren Energy Marketing Company) scheduled to be operational in May 2000. In addition, through its operating subsidiaries, the Company owns 60% of the Common Stock of Electric Energy, Inc., which owns and operates a generating plant with a nominal capacity of 1,000 mW. Of the plant's total output, 50% is committed to the Department of Energy, 15% to AmerenUE, 7.5% to AmerenCIPS, and the remainder to its other owners.

               At December 31, 1999, the Company and its subsidiaries had 7,347 employees. Approximately 70% of such employees are represented by local unions affiliated with the AFL-CIO. New contracts with collective bargaining units representing approximately 60% of these employees were ratified in 1999 with terms expiring in 2002. Labor agreements which expired in 1999 have not been renewed with International Brotherhood of Electrical Workers (IBEW) Locals 1439, 309, 649 and 1455, who collectively represent approximately 2,000 employees. Negotiations with Local 1455 are still ongoing. However, after engaging in extensive good-faith bargaining with IBEW Locals 1439, 309 and 649, the Company submitted a last, best and final offer to these collective bargaining units on February 2, 2000. The offer was rejected and the Company informed these locals that it would implement the noneconomic portion of its offer effective March 6, 2000. The employees are currently working under the noneconomic portion of the Company's last, best and final offer. The Company is unable to predict what further action, if any, these collective bargaining units will take or the response of the Company's other union represented employees to any action by its employees. The Company is also unable to determine what, if any, impact these labor matters could have on its future financial condition, results of operations or liquidity. For more information on labor agreements and other labor matters, see Note 12 to the "Notes to Consolidated Financial Statements" on Page 38 of the 1999 Annual Report pages incorporated herein by reference.

               For additional information regarding the Company's business operations, see "Regulation" section below and "Management's Discussion and Analysis" on Pages 15-22 and the Consolidated Financial Information on Pages 23-45 of the 1999 Annual Report pages incorporated herein by reference.


                          CAPITAL PROGRAM AND FINANCING

               The Company is engaged in a capital program under which capital expenditures are expected to approximate $749 million in 2000. During 1999, the Company committed to purchase combustion turbine generators which will add more than 2,700 megawatts to its net peaking capacity and are expected to cost approximately $1.2 billion. Except for nearly 200 megawatts, the new capacity is expected to be operated by Ameren Energy Generating Company, the new Illinois nonregulated generating subsidiary. For the five-year period 2000 through 2004, construction expenditures are estimated at $3.3 billion. This estimate includes capital expenditures for the purchase of the new combustion turbine generators, as well as expenditures that will be incurred by the Company to meet new air quality standards for ozone and particulate matter.

               In addition to the funds required for construction during the 2000-2004 period, $897 million will be required to repay long-term debt as follows: $129 million in 2000; $45 million in 2001; $275 million in 2002; $160 million in 2003; and $288 million in 2004. Amounts for years subsequent to 2000 do not include AmerenUE's nuclear fuel lease payments since the amounts of such payments are not currently determinable.

               To issue first mortgage bonds and preferred stock, AmerenCIPS and AmerenUE each must comply with earnings tests contained in their respective mortgages and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under the AmerenCIPS Articles, and earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under AmerenUE's Articles. The ability to issue such securities in the future will depend on coverages at that time. Currently, each company expects to have adequate coverage ratios for anticipated requirements.

               For additional information on the Company's capital program and financial needs, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 17, and Notes 5, 7, 8, and 12 to the "Notes to Consolidated Financial Statements" on Pages 32, 33, 34 and 38, of the 1999 Annual Report pages incorporated herein by reference.

                                      RATES

               For the year 1999, approximately 61%, 23%, and 16% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission
(ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy, respectively. For information on rate matters in these jurisdictions, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the "Notes to Consolidated Financial Statements" on Pages 19 and 29, respectively, of the 1999 Annual Report pages incorporated herein by reference.

               Reference is being made to Note 2 (Missouri Electric) to the "Notes to Consolidated Financial Statements" on Page 29 of the 1999 Annual Report pages incorporated herein by reference for a discussion of the December 1999 Report and Order (Order) of the MoPSC relating to or impacting customer credits under AmerenUE's original and new experimental electric alternative regulation plans. On February 24, 2000, AmerenUE filed a Petition for Writ of Review with the Circuit Court of Cole County, Missouri asking that the MoPSC's Order be reversed. AmerenUE has also requested that the court issue a stay of the Order. While it is unable to predict the ultimate outcome of the judicial appeal of the MoPSC's Order, Ameren believes that the final decision will not have a material adverse effect on its financial position, results of operations or liquidity.

               Further reference is being made to Note 2 (Illinois Electric Restructuring) to the "Notes to Consolidated Financial Statements" for a discussion of the August 1999 order of the ICC approving the delivery service tariffs filed by AmerenUE and AmerenCIPS and the rehearing of that order granted by the ICC on certain issues. The ICC issued an order in 2000 on this reopened proceeding resolving all outstanding issues.

               In February 2000, AmerenUE filed a request with the MoPSC to increase rates approximately $12 million annually for natural gas service in its Missouri jurisdiction. The MoPSC has until January 2001 to render a decision.





                                   FUEL SUPPLY

COST OF FUELS                                                                  YEAR
-------------                            ------------------------------------------------------------------------------
                                             1999             1998             1997           1996           1995
                                             ----             ----             ----           ----           ----
AMERENUE
--------
Per Million BTU     - Coal                 100.685(cent)   100.015(cent)   105.600(cent)   112.250(cent)  117.645(cent)
                    - Nuclear               46.552(cent)    48.803(cent)    47.472(cent)    47.499(cent)   48.592(cent)
                    - System                89.833(cent)    90.378(cent)    92.816(cent)    96.596(cent)  101.590(cent)

AMERENCIPS
----------
Per Million BTU     - System (Coal)        139.700(cent)   152.738(cent)   163.000(cent)   171.000(cent)  176.000(cent)


               OIL. The actual and prospective use of such fuel is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

               GAS. The combustion turbine generators which the Company has committed to purchase (see "Capital Program and Financing" section above) will be fueled by natural gas. Consequently, the prospective use of natural gas to supply such facilities is expected to increase significantly. The Company does not expect to experience difficulty in obtaining adequate supplies to support the new generation facilities.

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

               The Company has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services through 2002. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, with the next regular refueling presently scheduled for the spring of 2001.

               Under the Nuclear Waste Policy Act of 1982, the U. S. Department of Energy (DOE) is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway site until 2020 and has the capability for additional storage capacity through the licensed life of the plant in 2024. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

               For additional information on the Company's "Fuel Supply", see "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 12 and 13 to the "Notes to Consolidated Financial Statements" on Pages 15, 38 and 41, respectively, of the 1999 Annual Report pages incorporated herein by reference.


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

               AmerenCIPS and AmerenUE are subject to regulation, as applicable, by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. Said companies are also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the Securities and Exchange Commission.

               For information on regulatory matters in these jurisdictions, including the current status of electric utility restructuring in Illinois and Missouri, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the "Notes to Consolidated Financial Statements" on Pages 19 and 29, respectively, of the 1999 Annual Report pages incorporated herein by reference.

               Reference is being made to "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Illinois Electric Restructuring) to the "Notes to Consolidated Financial Statements" on Pages 19 and 29, respectively, of the 1999 Annual Report pages incorporated herein by reference, for a discussion of AmerenCIPS' transfer of its generating facilities to a new nonregulated subsidiary of Ameren. In conjunction with Illinois' Electric Service Customer Choice and Rate Relief Law of 1997, in July 1999, AmerenCIPS filed a notice with the ICC that it intends to transfer AmerenCIPS' generating facilities (all in Illinois) to a new nonregulated subsidiary of the Company. The formation of the new generating subsidiary, as well as the transfer of AmerenCIPS' generating assets and liabilities (at historical net book value of approximately $600 million) and certain power sales contracts, was subject to various regulatory approvals from the ICC, the FERC, and the MoPSC, all of which have been received as of March 10, 2000. An additional PUHCA-related determination that will permit the new generating subsidiary to operate as an Exempt Wholesale Generator is being sought from the FERC. The generating subsidiary (Ameren Energy Generating Company) will include most of the new combustion turbine generators being acquired by the Company, in addition to the AmerenCIPS facilities. The new generating subsidiary is expected to be operational in May 2000. The proposed transfer of AmerenCIPS' generating assets and liabilities had no effect on the Company's financial statements as of December 31, 1999.

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

               Ameren and its subsidiaries are regulated, in certain of their operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. These companies are in substantial compliance with existing regulations.

               ENVIRONMENTAL ISSUES. On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against AmerenCIPS and several other defendants. The complaint sought unspecified monetary damages and alleged that, as a result of exposure to carcinogens contained in coal tar at the AmerenCIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". In 1998, a jury awarded plaintiffs $3.2 million. In March 2000, the Illinois Appellate Court, on an appeal by AmerenCIPS, upheld the plaintiffs' verdict. AmerenCIPS plans to seek an appeal of the court's decision to the Illinois Supreme Court. The Company believes that final disposition of this matter will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

               On August 2, 1996, the Illinois Attorney General filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at AmerenCIPS' Hutsonville Power Station. The complaint seeks monetary penalties and the award of attorney fees. AmerenCIPS, the Illinois Environmental Protection Agency and the Attorney General have reached a settlement in principle resolving the complaint which will require the Company to perform remedial actions at the site. Any final settlement of this matter must be approved by the Illinois Pollution Control Board. While the Company cannot predict the final outcome of this matter, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company.

               For additional discussion of environmental matters, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the "Notes to Consolidated Financial Statements" on Pages 17 and 38, respectively, of the 1999 Annual Report pages incorporated by reference. Reference is being made to these 1999 Annual Report pages for a discussion of regulations issued by the United States Environmental Protection Agency (EPA) to reduce NOx emissions from coal-fired boilers and other sources in 22 states, including Missouri and Illinois (where all of the Company's coal-fired power plant boilers are located). In March 2000, the U.S. Court of Appeals for the District of Columbia substantially upheld the proposed NOx regulations but remanded portions of them to the EPA for further consideration. The implementation date of the regulations is uncertain and further legal challenge is possible. The Company is unable to predict the outcome of the litigation, the regulation implementation date or the ultimate impact of these standards on its future financial condition, results of operations or liquidity.


                                 INDUSTRY ISSUES

               The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues, including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

               Also see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 19 and 38, respectively, of the 1999 Annual Report pages incorporated herein by reference.

               YEAR 2000 ISSUE. The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurred, certain date-sensitive systems had to recognize and properly treat the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 could have caused these systems to process critical financial and operational information incorrectly. The Company encountered no significant problems associated with the Year 2000 Issue at year-end. For additional information on this issue, see "Year 2000 Issue" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 20 of the 1999 Annual Report pages incorporated herein by reference.


                              OPERATING STATISTICS

               The information on Pages 44 and 45 in the Company's 1999 Annual Report is incorporated herein by reference.


ITEM 2.        PROPERTIES.

               In planning its construction program, the Company is presently utilizing a forecast of kilowatthour sales growth of approximately 2.0% and peak load growth of 1.5%, each compounded annually, and is providing for a minimum reserve margin of approximately 15% above its anticipated peak load requirements.

               The Company plans to add more than 2,700 megawatts to its net peaking capacity with the purchase of combustion turbine generators (CTs). CTs with a total capacity of approximately 590 megawatts are planned to be installed in 2000, 560 megawatts in 2001, 590 megawatts in 2002, and 325 megawatts each in 2003 through 2005. For additional information, see Note 12 to the "Notes to Consolidated Financial Statements" on Page 38 of the 1999 Annual Report pages incorporated herein by reference.

               The Company is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America

Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Company's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved Joint Dispatch Agreement between AmerenUE and AmerenCIPS. Ameren has interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others, with more than twenty power suppliers.

               The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 2000 peak.


                                                                                       GROSS KILOWATT
             ENERGY                                                                       INSTALLED
             SOURCE              PLANT                    LOCATION                       CAPABILITY
             ------              -----                    --------                       ----------
             Coal              Labadie              Franklin County, MO                  2,400,000
                               Rush Island          Jefferson County, MO                 1,224,000
                               Newton               Newton, IL                           1,170,000
                               Sioux                St. Charles County, MO               1,006,000
                               Meramec              St. Louis County, MO                   859,000
                               Coffeen              Coffeen, IL                            950,000
                               Meredosia            Meredosia, IL                          359,000
                               Grand Tower          Grand Tower, IL                        202,000
                               Hutsonville          Hutsonville, IL                        161,000
                                                                                      ------------

                                                               Total Coal                8,331,000

             Nuclear           Callaway             Callaway County, MO                  1,181,000

             Hydro             Osage                Lakeside, MO                           212,000
                               Keokuk               Keokuk, IA                             126,000
                                                                                      ------------

                                                               Total Hydro                 338,000

             Oil and           Venice               Venice, IL                             441,000
             Natural           Other                Various                              1,078,000*
                                                                                     -------------
             Gas                                               Total Oil and
                                                                 Natural Gas             1,519,000
             Pumped-
             storage           Taum Sauk            Reynolds County, MO                    440,000
                                                                                      ------------

                                                               TOTAL                    11,809,000
                                                                                      ============


          * Includes 517,000 gross kilowatt installed capability of new combustion turbine generators scheduled for service before the expected 2000 peak.

               As of December 31, 1999, AmerenCIPS owned approximately 4,700 circuit miles of electric transmission lines. AmerenCIPS operates one propane-air plant and 4,800 miles of gas mains. As of that date, AmerenUE owned approximately 3,300 circuit miles of electric transmission lines. AmerenUE operates three propane-air plants and 2,800 miles of gas mains. Other properties of the companies include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

               Substantially all of the properties and plant of AmerenCIPS and AmerenUE are subject to the direct first liens of the indentures securing their first mortgage bonds. Pursuant to the Illinois electric restructuring legislation enacted in December 1997 as the Electric Service Customer Choice and Rate Relief Law of 1997, AmerenCIPS expects to transfer all of its generating facilities and related assets to a new nonregulated generating subsidiary of Ameren in May 2000. As a part of this transfer, AmerenCIPS' generating property and plant will be released from the lien of the indenture securing its first mortgage bonds. For additional information on this generating asset transfer, see "Regulation" section under Item 1 herein and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and Note 2 to the "Notes to Consolidated Financial Statements" on Pages 19 and 30, respectively, of the 1999 Annual Report pages incorporated herein by reference.


ITEM 3.        LEGAL PROCEEDINGS.

               The Company is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

               For additional information on legal and administrative proceedings, see "Rates" and "Regulation -- Environmental Issues" under Item 1 herein and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 19, 29 and 38, respectively, of the 1999 Annual Report pages incorporated herein by reference.

                               ------------------

               Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:



                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/99            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
Ameren Corporation
------------------

Charles W. Mueller                      61              Chairman, President and
                                                        Chief Executive Officer,
                                                        and Director                                 12/31/97
Donald E. Brandt                        45              Senior Vice President                        12/31/97
Steven R. Sullivan                      39              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Warner L. Baxter                        38              Vice President                                 5/1/98
                                                        and Controller                               12/31/97
Jerre E. Birdsong                       45              Treasurer                                     4/23/96

AmerenUE (Subsidiary)
---------------------

Charles W. Mueller                      61              President,                                     7/1/93
                                                        Chief Executive Officer                        1/1/94
                                                        and Director                                  6/11/93
Donald E. Brandt                        45              Senior Vice President                          7/1/88
                                                        and Director                                  4/28/98
Daniel F. Cole                          46              Senior Vice President                         7/12/99
Thomas F. Voss                          52              Senior Vice President                          6/1/99
Warner L. Baxter                        38              Vice President,                                5/1/98
                                                        Controller and                                 8/1/96
                                                        Director                                      4/22/99
William J. Carr                         62              Vice President                                10/1/88
Michael J. Montana                      53              Vice President                                 7/1/88
Charles D. Naslund                      47              Vice President                                 2/1/99
Garry L. Randolph                       51              Vice President                                 3/1/91
William C. Shores                       61              Vice President                                 7/1/88
Steven R. Sullivan                      39              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Jerre E. Birdsong                       45              Treasurer                                      7/1/93

AmerenCIPS (Subsidiary)
-----------------------

Gary L. Rainwater                       53              President,
                                                        Chief Executive Officer                        1/1/98
                                                        and Director                                 12/31/97
Thomas R. Voss                          52              Senior Vice President                          6/1/99
Warner L. Baxter                        38              Vice President,                               4/22/99
                                                        Controller and                               12/31/97
                                                        Director                                      4/22/99
Michael J. Montana                      53              Vice President                                4/28/98
Gilbert W. Moorman                      56              Vice President                                 6/1/88
Craig D. Nelson                         46              Vice President                                4/28/98
Jerry L. Simpson                        43              Vice President                                 6/1/99
Steven R. Sullivan                      39              Vice President, General Counsel
                                                        and Secretary                                 11/7/98
Jerre E. Birdsong                       45              Treasurer                                    12/31/97

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:


                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/99            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
Ameren Services Company (Subsidiary)
------------------------------------

Charles W. Mueller                      61              President, Chief Executive
                                                        Officer and Director                          11/4/97
Paul A. Agathen                         52              Senior Vice President                        12/31/97
                                                        and Director                                  4/27/99
Donald E. Brandt                        45              Senior Vice President                        12/31/97
                                                        and Director                                  11/4/97
Daniel F. Cole                          46              Senior Vice President                          6/1/99
Thomas F. Voss                          52              Senior Vice President                          6/1/99
Warner L. Baxter                        38              Vice President                                4/28/98
                                                        and Controller                               12/31/97
Charles A. Bremer                       55              Vice President                               12/31/97
Donald W. Capone                        64              Vice President                               12/31/97
William J. Carr                         62              Vice President                                 7/7/99
J. L. Davis                             52              Vice President                               12/31/97
Jean M. Hannis                          52              Vice President                               12/31/97
R. Alan Kelley                          47              Vice President                               12/31/97
Michael J. Montana                      53              Vice President                               12/31/97
Craig D. Nelson                         46              Vice President                               12/31/97
Gregory L. Nelson                       42              Vice President                                2/16/99
J. Kay Smith                            54              Vice President                                 7/1/99
Steven R. Sullivan                      39              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Samuel E. Willis                        55              Vice President                               12/31/97
Ronald C. Zdellar                       55              Vice President                               12/31/97
Jerre E. Birdsong                       45              Treasurer                                    12/31/97


               All officers are elected or appointed annually by the respective Board of Directors of such company following the election of such Board at the annual meetings of stockholders held in April. There are no family relationships between the foregoing officers of the Company. Except for Messrs. Baxter, Gregory L. Nelson and Sullivan, each of the above-named executive officers has been employed by the Company or its affiliates for more than five years in executive or management positions. Mr. Baxter was previously employed by PricewaterhouseCoopers LLP. Mr. Nelson was previously employed by the law firm of Thelen Reid & Priest LLP. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.

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

              For additional information on the Shareholder Rights Plan, see
Note 6 to the "Notes to Consolidated Financial Statements" on Page 33 of the 1999 Annual Report pages incorporated herein by reference.

              Additional information required to be reported by this item is included on the inside back cover of the 1999 Annual Report and is incorporated herein by reference.


ITEM 6.       SELECTED FINANCIAL DATA.

              Information for the 1994-1999 period required to be reported by this item is included on Page 43 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              Information required to be reported by this item is included on Pages 15 through 22 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 21 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The financial statements of the Company on Pages 23 through 42, the report thereon of PricewaterhouseCoopers LLP appearing on Page 14 and the Selected Quarterly Information on Page 27 of the 1999 Annual Report are incorporated herein by reference.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2000 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

              Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION.

              Any information required to be reported by this item is included under "Compensation" in the Company's 2000 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 2000 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2000 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as a part of this report:

          1.  Financial Statements: *

                                                                                                 Page From 1999
                                                                                                  Annual Report
                                                                                                  -------------

              Consolidated Report of Independent Accountants..................................          14
              Consolidated Statement of Income - Years 1999, 1998, and 1997...................          23
              Consolidated Balance Sheet - December 31, 1999 and 1998.........................          24
              Consolidated Statement of Cash Flows - Years 1999, 1998, and 1997...............          26
              Consolidated Statement of Retained Earnings
                 - Years 1999, 1998, and 1997.................................................          27
              Notes to Consolidated Financial Statements......................................          28


              * Incorporated by reference from the indicated pages of the 1999 Annual Report

          2.  Financial Statement Schedule:

              The following schedule, for the years ended December 31, 1999, 1998 and 1997, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                                                  Pages Herein
                                                                                                  ------------

              Report of Independent Accountants on Financial
                 Statement Schedule...........................................................          14

              Valuation and Qualifying Accounts (Schedule II).................................          15

          3.  Exhibits:  See EXHIBITS beginning on Page 17

          (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated December 20, 1999 reporting AmerenCIPS' termination of coal supply contracts, the resulting estimated pretax fuel cost savings and the recording of a nonrecurring charge. Further, a report dated January 20, 2000 was filed reporting the issuance of a Report and Order dated December 23, 1999 by the Missouri Public Service Commission regarding AmerenUE's electric alternative regulation plans.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors
of Ameren Corporation


Our audits of the financial statements referred to in our report dated February 2, 2000 appearing in the 1999 Annual Report to Shareholders of Ameren Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 2, 2000

                               AMEREN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



        Col. A                                  Col. B                      Col. C                      Col. D           Col. E
        ------                                  ------                      ------                      ------           ------

                                                                           Additions
                                                              ---------------------------------
                                                                  (1)                   (2)
                                              Balance at       Charged to                                               Balance at
                                              beginning        costs and             Charged to                           end of
     Description                              of period         expenses          other accounts       Deductions         period
     -----------                              ---------         --------          --------------       ----------         ------
                                                                                                         (Note)
Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts           $8,392,655        $12,240,000                            $13,496,315       $7,136,340
                                              ==========        ===========                            ===========       ==========




Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts           $4,845,328        $21,167,000                             $17,619,673       $8,392,655
                                              ==========        ===========                             ===========       ==========




Year ended December 31, 1997

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts          $5,795,332        $12,648,812                              $13,598,816       $4,845,328
                                             ==========        ===========                              ===========       ==========

Note:  Uncollectible accounts charged off, less recoveries.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEREN CORPORATION
                                   (Registrant)

                                CHARLES W. MUELLER
                                  Chairman, President and
                                  Chief Executive Officer

Date  March 29, 2000            By /s/ Steven R. Sullivan
      ---------------              --------------------------
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

/s/ Donald E. Brandt                                                                     Senior Vice President
--------------------------------------------------                               (Principal Financial Officer)
DONALD E. BRANDT

/s/ Warner L. Baxter                                                             Vice President and Controller
--------------------------------------------------                              (Principal Accounting Officer)
WARNER L. BAXTER

/s/ William E. Cornelius
--------------------------------------------------
WILLIAM E. CORNELIUS, Director

/s/ Clifford L. Greenwalt
--------------------------------------------------            ------------------------------------------------
CLIFFORD L. GREENWALT, Director                               HANNE M. MERRIMAN, Director

/s/ Thomas A. Hays                                            /s/ Paul L. Miller, Jr.
--------------------------------------------------            ------------------------------------------------
THOMAS A. HAYS, Director                                      PAUL L. MILLER, JR., Director

/s/ Richard A. Liddy                                          /s/ Robert H. Quenon
--------------------------------------------------            ------------------------------------------------
RICHARD A. LIDDY, Director                                    ROBERT H. QUENON, Director

/s/ Gordon R. Lohman                                          /s/ Harvey Saligman
--------------------------------------------------            ------------------------------------------------
GORDON R. LOHMAN, Director                                    HARVEY SALIGMAN, Director

/s/ Richard A. Lumpkin                                        /s/ Janet McAfee Weakley
--------------------------------------------------            ------------------------------------------------
RICHARD A. LUMPKIN, Director                                  JANET McAFEE WEAKLEY, Director

/s/ John Peters MacCarthy
--------------------------------------------------            ------------------------------------------------
JOHN PETERS MacCARTHY, Director                               JAMES W. WOGSLAND, Director


                               By /s/ Steven R. Sullivan                        March 29, 2000
                                  -------------------------------------------
                                  (Steven R. Sullivan, Attorney-in Fact)

                                    EXHIBITS

                             EXHIBITS FILED HEREWITH
                             -----------------------

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

   13     - Those pages of the 1999 Annual Report incorporated herein by reference.

   21     - Subsidiaries of the Company.

   23     - Consent of Independent Accountants.

   24     - Powers of Attorney.

   27     - Financial Data Schedule.



                       EXHIBITS INCORPORATED BY REFERENCE
                       ----------------------------------

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

   3(i)   - Restated Articles of Incorporation of the Company.  (Registration
            No. 33-64165, Annex F.)

   3(ii) - Certificate of Amendment to the Restated Articles of Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998. (1998 Form 10-K, Exhibit 3(i).)

   3(iii) - By-Laws of the Company as amended to December 31, 1997. (1997 Form
            10-K, Exhibit 3(ii).)

   4.1 - Indenture of Mortgage and Deed of Trust of Union Electric Company dated June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941. (Registration No. 2-4940, Exhibit B-1.)


EXHIBIT NO.               DESCRIPTION
-----------               -----------

     4.2          - Supplemental Indentures to the Union Electric Company Mortgage

                    DATED AS OF                FILE REFERENCE                           EXHIBIT NO.
                    -----------                --------------                           -----------
                    March 1, 1967              2-58274                                      2.9
                    April 1, 1971              Form 8-K, April 1971                         6
                    February 1, 1974           Form 8-K, February 1974                      3
                    July 7, 1980               2-69821                                      4.6
                    May 1, 1990                Form 10-K, 1990                              4.6
                    December 1, 1991           33-45008                                     4.4
                    December 4, 1991           33-45008                                     4.5
                    January 1, 1992            Form 10-K, 1991                              4.6
                    October 1, 1992            Form 10-K, 1992                              4.6
                    December 1, 1992           Form 10-K, 1992                              4.7
                    February 1, 1993           Form 10-K, 1992                              4.8
                    May 1, 1993                Form 10-K, 1993                              4.6
                    August 1, 1993             Form 10-K, 1993                              4.7
                    October 1, 1993            Form 10-K, 1993                              4.8
                    January 1, 1994            Form 10-K, 1993                              4.9
                    December 1, 1996           Form 10-K, 1996                              4.36

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



EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   4.5          -  Agreement, dated as of October 9, 1998, between the Company and First Chicago Trust
                   Company of New York, as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. (October 14, 1998 Form 8-K, Exhibit 4.)

   4.6          -  Indenture dated as of December 1, 1998 from CIPS to the Bank of New York relating to CIPS'
                   Senior Notes, 5.375% due 2008 and 6.125% due 2028.  (Exhibit 4.03, Post-Effective Amendment No. 1
                   to File No. 333-18473.)

  10.1          -  Long-Term Incentive Plan of 1998.  (1998 Form 10-K, Exhibit 10.1.)

  10.2          -  Change of Control Severance Plan.  (1998 Form 10-K, Exhibit 10.2.)

  10.3          -  Deferred Compensation Plan for Members of the Ameren Leadership Team.  (1998 Form 10-K, Exhibit
                   10.3.)

  10.4          -  Deferred Compensation Plan for Members of the Board of Directors. (1998 Form 10-K, Exhibit 10.4.)

Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

      Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.