Form 10-Q
period 2000-03-31
AMEREN CORP
filed 2000-05-15
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2000

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


                   Yes          X     .      No               .
                         -------------            ------------


Shares outstanding of each of  registrant's  classes of common stock as of April
    30, 2000: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                        Page No.

Part I    Consolidated Financial Information (Unaudited)

          Management's Discussion and Analysis                              2

          Quantitative and Qualitative Disclosure
          About Market Risk                                                 6

          Consolidated Balance Sheet
          - March 31, 2000 and December 31, 1999                            8

          Consolidated Statement of Income
          - Three months and 12 months ended
             March 31, 2000 and 1999                                        9

          Consolidated Statement of Cash Flows
          - Three months ended March 31, 2000 and 1999                     10

          Notes to Consolidated Financial Statements                       11


Part II   Other Information                                                14

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI). That interest is consolidated for financial reporting purposes. Since the Merger, Ameren has formed AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, and Ameren Services Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for the operating utility subsidiaries and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. AmerenEnergy Resources Company (formerly known as Ameren Intermediate Holding Co., Inc.) holds the Registrant's nonregulated generating operations (see discussion below under "Electric Industry Restructuring"). Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1999 Annual Report to stockholders (which are incorporated by reference in the Registrant's 1999 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
First quarter 2000 earnings of $61 million, or $.45 per share, increased $7 million, or 5 cents per share, from 1999's first quarter earnings. Earnings for the 12 months ended March 31, 2000, were $392 million, or $2.86 per share, compared to $401 million, or $2.92 per share, for the preceding 12-month period.

Earnings and earnings per share fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), changes in interest expense, changes in income and property taxes, and non-recurring charges for a targeted employee separation plan and for coal contract termination payments.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 2000 and 1999 are detailed on the following pages.


Electric Operations

Electric Operating Revenues          Variations for periods ended March 31, 2000
                                          from comparable prior-year periods
------------------------------------------------------------------------------
(Millions of Dollars)                  Three Months        Twelve Months
------------------------------------------------------------------------------
Credit to customers                       $ 10                 $ 25
Rate variations                              -                   (9)
Effect of abnormal weather                 (11)                 (68)
Growth and other                            18                   62
Interchange sales                           60                  208
EEI sales                                   10                   32
------------------------------------------------------------------------------
                                          $ 87                 $250
------------------------------------------------------------------------------

The $87 million increase in first quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts, despite mild weather. Interchange sales increased 91 percent and industrial sales increased 5 percent for the first quarter of 2000 compared to the year-ago quarter. Weather sensitive residential and commercial sales were relatively flat compared to the prior period. Also contributing to the revenue increase was a decrease in the credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended March 31, 2000 increased $250 million compared to the prior 12-month period. The increase in revenues was primarily driven by increased interchange sales due to strong marketing efforts. Also contributing to the revenue increase was an increase in EEI sales as well as a decrease in the estimated credit to Missouri electric customers, partially offset by rate decreases in Missouri (see Note 5 under Notes to Consolidated Financial Statements for further information.) In addition, revenues decreased due to a decline in residential and commercial sales resulting from milder weather.


Fuel and Purchased Power             Variations for periods ended March 31, 2000
                                           from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                       Three Months       Twelve Months
--------------------------------------------------------------------------------
Fuel:
     Generation                               $  14               $ 10
     Price                                       (6)               (14)
     Generation efficiencies and other           (2)                (8)
     Coal contract termination payments           -                 52
Purchased power                                  44                153
EEI                                               5                 35
--------------------------------------------------------------------------------
                                              $  55              $ 228
--------------------------------------------------------------------------------


The $55 million increase in first quarter fuel and purchased power costs compared to the year-ago quarter was driven by increased generation and purchased power, resulting from higher sales volume, partially offset by lower fuel prices.

Fuel and purchased power costs for the 12 months ended March 31, 2000 increased $228 million versus the comparable prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume, and increased fuel and purchased power costs at EEI, partially offset by lower fuel prices. Additionally, AmerenCIPS and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999 resulting in termination payments of $52 million. Total pretax fuel cost savings expected to be realized from the coal contract terminations are $183 million ($131 million net of termination payments) through 2010, with $66 million of pretax savings expected in the next three years.

Gas Operations
Gas revenues for the 12-month period ended March 31, 2000 increased $8 million compared to the same year-ago period primarily due to an Illinois gas rate increase effective February 1999, partially offset by a decline in retail sales due to milder weather.

Gas costs for the 12 months ended March 31, 2000, increased $13 million compared to the year-ago period primarily due to higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $6 million for the three months ended March 31, 2000, compared to the comparable prior-year period, primarily due to higher professional services expensed and automated meter reading installation costs. For the twelve months ended March 31, 2000, expenses decreased by $4 million compared to the same prior-year period primarily due to the capitalization of certain costs (including computer software costs) that had previously been expensed for the Registrant's Missouri electric operations.

Maintenance expenses for the three and 12 months ended March 31, 2000, increased $3 million and $54 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree trimming activity.

Taxes
Income taxes increased $9 million for the three months ended March 31, 2000 and decreased $5 million for the 12 months ended March 31, 2000 due to changes in pretax income and a higher effective tax rate.

Other tax expense decreased $20 million for the 12-month period ended March 31, 2000, compared to the year-ago period, primarily due to a decrease in gross receipts taxes related to the Registrant's Illinois jurisdiction. This decrease is the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenues and gross receipts tax expense.

Other Income and Deductions
The variation in miscellaneous, net for the 12-month period ended March 31, 2000, compared to the year-ago period, was primarily due to prior period write-offs of certain nonregulated investments.

Balance Sheet
The $52 million decrease in trade accounts receivable and unbilled revenue was due primarily to lower revenues in February and March 2000 compared to November and December 1999.

Short-term debt increased $152 million primarily for borrowings to finance the acquisition of new combustion turbine generators. See Liquidity and Capital Resources below for further discussion.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $208 million for the quarter ended March 31, 2000, compared to $168 million during the same 1999 period.

Cash flows used in investing activities totaled $255 million and $66 million for the three months ended March 31, 2000 and 1999, respectively. Construction expenditures for the three months ended March 31, 2000, for constructing new or improving existing facilities were $223 million, which included expenditures associated with the purchase of combustion turbine generators. In addition, the Registrant expended $6 million for the acquisition of nuclear fuel. The
Registrant received Board of Directors approval on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows used in financing activities totaled $108 million for the three months ended March 31, 2000, compared to $104 million during the same 1999 period. The Registrant's principal financing activities for the period included the redemption of debt and the payment of dividends, partially offset by the issuance of short-term and long-term debt. Proceeds from the issuance of certain long-term debt have been set aside in an environmental bond redemption fund to be used to retire existing long-term indebtedness in the second quarter. On February 11, 2000, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on March 31, 2000. Common stock dividends paid for the 12 months ended March 31, 2000, resulted in a payout rate of 89 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 36 percent. On April 25, 2000, the Registrant's Board of Directors declared a quarterly dividend for the second quarter of 2000 of 63.5 cents per common share that will be paid to shareholders on June 30, 2000.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At March 31, 2000, the Registrant had committed bank lines of credit aggregating $181 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2000 and 2002, that support commercial paper programs totaling $800 million, $500 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At March 31, 2000, $551 million was available under these bank credit agreements. The Registrant had $232 million of short-term borrowings at March 31, 2000.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At March 31, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the three months ended March 31, 2000, included redemptions under the lease for nuclear fuel of $2 million, offset by $1 million of issuances. At March 31, 2000, $116 million was financed under the lease.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant has reached agreements with many of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil power plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these cost reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.


RATE MATTERS

In February 2000, AmerenUE filed a request with the Missouri Public Service Commission (MoPSC) to increase rates approximately $12 million annually for natural gas service in its Missouri jurisdiction. The MoPSC has until January 2001 to render a decision.

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

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 10 percent of the Registrant's total sales. As of March 31, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, AmerenCIPS transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of the Registrant's wholly-owned subsidiary, AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of approximately $600 million and Generating Company common stock. The promissory note has a term of five years and bears interest at 7% based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of AmerenCIPS' employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of AmerenEnergy Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with AmerenCIPS to supply it sufficient power to meet native load requirements. This agreement expires December 31, 2004. Power will continue to be jointly dispatched between AmerenUE and Generating Company.

The creation of the new subsidiaries and the transfer of AmerenCIPS' generating assets and liabilities had no effect on the financial statements of the Registrant as of the date of transfer.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational, and credit risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates, through its issuance of both long-term and short-term variable-rate debt, fixed-rate debt, commercial paper and auction market preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $9 million and net income would decrease by approximately $6 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of March 31, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has Purchased Gas Adjustment Clauses (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, the Registrant has established a subsidiary, AmerenEnergy, whose primary responsibility includes managing market risks associated with the changing market prices for electricity purchased and sold for the Registrant's operating subsidiaries, AmerenUE and AmerenCIPS.

AmerenEnergy utilizes several techniques to mitigate its market risk for electricity, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts and futures contracts) are dictated by a risk management policy, which has been reviewed with the Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Ameren officers and an independent risk management officer at AmerenEnergy.

As of March 31, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.


Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of March 31, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The

Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 1999 Annual Report to Stockholders (portions of which are incorporated by reference in the Registrant's 1999 Form 10-K) and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the State and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                                  March 31,             December 31,
ASSETS                                                                              2000                    1999
------                                                                            ---------             ------------
Property and plant, at original cost:
   Electric                                                                   $  12,154,399            $  12,053,411
   Gas                                                                              497,871                  491,708
   Other                                                                             91,089                   92,696
                                                                                -----------             ------------
                                                                                 12,743,359               12,637,815
   Less accumulated depreciation and amortization                                 5,967,122                5,891,340
                                                                                -----------             ------------
                                                                                  6,776,237                6,746,475
Construction work in progress:
   Nuclear fuel in process                                                           95,294                   88,830
   Other                                                                            423,361                  329,880
                                                                                -----------              -----------
         Total property and plant, net                                            7,294,892                7,165,185
                                                                                -----------              -----------
Investments and other assets:
   Investments                                                                      94,565                    66,476
   Nuclear decommissioning trust fund                                              193,438                   186,760
   Other                                                                            81,997                   370,000
                                                                                ----------               -----------
         Total investments and other assets                                        370,000                   333,973
                                                                                ----------               -----------
Current assets:
   Cash and cash equivalents                                                        39,691                   194,882
   Environmental bond redemption fund                                              237,600                        -
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,782 and $7,136 respectively)                               215,433                   216,344
   Unbilled revenue                                                                103,132                   154,097
   Other accounts and notes receivable                                              10,220                    20,668
   Materials and supplies, at average cost -
      Fossil fuel                                                                  106,713                   123,143
      Other                                                                        117,287                   130,081
   Other                                                                            34,463                    39,791
                                                                                ----------               -----------
         Total current assets                                                      864,539                   879,006
                                                                                ----------               -----------
Regulatory assets:
   Deferred income taxes                                                           622,244                   622,520
   Other                                                                           163,614                   176,931
         Total regulatory assets                                                   785,858                   799,451
                                                                                ----------               -----------
Total Assets                                                                  $  9,315,289              $  9,177,615
                                                                              ============              ============

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000 shares authorized -
     137,215,462 shares outstanding                                           $      1,372              $      1,372
   Other paid-in capital, principally premium on
     common stock                                                                1,582,501                 1,582,501
   Retained earnings                                                             1,480,056                 1,505,827
                                                                                ----------                 ---------
         Total common stockholders' equity                                       3,063,929                 3,089,700
   Preferred stock not subject to mandatory redemption                             235,197                   235,197
   Long-term debt                                                                2,342,821                 2,448,448
                                                                                ----------                 ---------
         Total capitalization                                                    5,641,947                 5,773,345
                                                                                ----------                 ---------
Minority interest in consolidated subsidiaries                                       3,988                     4,010
Current liabilities:
   Current maturity of long-term debt                                              300,735                   128,867
   Short-term debt                                                                 232,141                    80,165
   Accounts and wages payable                                                      179,890                   341,274
   Accumulated deferred income taxes                                                70,654                    70,719
   Taxes accrued                                                                   232,541                   155,396
   Other                                                                           329,492                   300,747
                                                                                ----------                 ---------
         Total current liabilities                                               1,345,453                 1,077,168
                                                                                ----------                 ---------
Accumulated deferred income taxes                                                1,482,761                 1,493,634
Accumulated deferred investment tax credits                                        170,513                   170,834
Regulatory liability                                                               190,227                   188,404
Other deferred credits and liabilities                                             480,400                   470,220
                                                                                ----------                 ---------
Total Capital and Liabilities                                                 $  9,315,289              $  9,177,615
                                                                              ============              ============

See Notes to Consolidated Financial Statements.

                                      -8-


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)


                                                                Three Months Ended             Twelve Months Ended
                                                                     March 31,                      March 31,
                                                               ---------------------            -------------------
                                                               2000             1999            2000           1999
                                                               ----             ----            ----           ----

 OPERATING REVENUES:
    Electric                                            $     723,059    $     636,330    $   3,374,319    $  3,124,441
    Gas                                                        98,600           97,450          229,448         221,793
    Other                                                       3,717            2,122            9,338           7,066
                                                        -------------    -------------    -------------    ------------
       Total operating revenues                               825,376          735,902        3,613,105       3,353,300

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                               239,938          184,995        1,028,220         800,213
       Gas                                                     57,987           55,050          134,386         121,692
       Other                                                  145,386          139,240          635,628         639,642
                                                        -------------    -------------    -------------    ------------
                                                              443,311          379,285       1,798,234        1,561,547
    Maintenance                                                74,957           72,310          373,520         319,318
    Depreciation and amortization                              93,364           89,474          354,429         351,023
    Income taxes                                               44,251           35,230          267,891         272,992
    Other taxes                                                60,915           59,916          247,591         267,944
                                                        -------------    -------------    -------------    ------------
       Total operating expenses                               716,798          636,215        3,041,665       2,772,824

 OPERATING INCOME                                             108,578           99,687          571,440         580,476

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used during
       construction                                             1,229            2,662            5,728           6,600
    Miscellaneous, net                                         (4,922)          (2,265)         (13,470)         (1,728)
                                                        -------------    -------------    -------------    ------------
       Total other income and (deductions)                     (3,693)             397           (7,742)          4,872

 INCOME BEFORE INTEREST CHARGES
 AND PREFERRED DIVIDENDS                                      104,885          100,084          563,698         585,348

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
    Interest                                                   41,893           44,415          165,753         178,500
    Allowance for borrowed funds used during construction      (1,599)          (1,862)          (6,860)         (6,627)
    Preferred dividends of subsidiaries                         3,198            3,172           12,676          12,546
                                                        -------------    -------------    -------------    ------------
       Net interest charges and preferred dividends            43,492           45,725          171,569         184,419
                                                        -------------    -------------    -------------    ------------

 NET INCOME                                             $      61,393    $      54,359    $     392,129    $    400,929
                                                        =============    ============     =============    ============
 EARNINGS PER COMMON SHARE - BASIC
 AND DILUTED (Based on average shares outstanding)      $        0.45    $        0.40    $        2.86    $       2.92
                                                        =============    ============     =============    ============

AVERAGE COMMON SHARES OUTSTANDING                         137,215,462      137,215,462      137,215,462     137,215,462
                                                        =============    ============     =============    ============

See Notes to Consolidated Financial Statements.



                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                            Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                            2000         1999
                                                            ----         ----

 Cash Flows From Operating:
   Net income                                          $  61,393    $  54,359
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     90,279       87,026
        Amortization of nuclear fuel                       9,075       10,416
        Allowance for funds used during construction      (2,828)
                                                                       (4,524)
        Deferred income taxes, net                        (7,169)
                                                                       (8,320)
        Deferred investment tax credits, net                (321)      (2,007)
        Changes in assets and liabilities:
           Receivables, net                               62,324        5,821
           Materials and supplies                         29,224        3,301
           Accounts and wages payable                   (161,384)    (116,164)
           Taxes accrued                                  77,145       70,961
           Credit to customers                            14,011       23,408
           Other, net                                     36,265       43,685
                                                       ---------    ---------
Net cash provided by operating activities                208,014      167,962

Cash Flows From Investing:
   Construction expenditures                            (223,375)     (77,103)
   Allowance for funds used during construction            2,828        4,524
   Nuclear fuel expenditures                              (6,228)      (2,381)
   Other                                                 (28,089)       8,513
                                                       ---------    ---------
Net cash used in investing activities                   (254,864)     (66,447)

Cash Flows From Financing:
   Dividends on common stock                             (87,132)     (87,132)
   Environmental bond redemption fund                   (237,600)        --
   Redemptions:
      Nuclear fuel lease                                  (1,818)      (3,635)
      Short-term debt                                       --        (23,508)
      Long-term debt                                    (172,723)      (5,000)
   Issuances:
      Nuclear fuel lease                                   1,356        3,617
      Short-term debt                                    151,976         --
      Long-term debt                                     237,600       11,500
                                                       ---------    ---------
Net cash used in financing activities                   (108,341)    (104,158)

Net increase in cash and cash equivalents               (155,191)      (2,643)
Cash and cash equivalents at beginning of year           194,882       76,863
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  39,691    $  74,220
                                                       =========    =========


Cash paid during the periods:
   Interest (net of amount capitalized)                $  34,199    $  29,261
   Income taxes, net                                   $  (4,527)   $  (4,180)

See Notes to Consolidated Financial Statements.


AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000

Note 1 - Ameren Corporation (Ameren) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI). EEI owns and operates an electric generation and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. That interest is consolidated for financial reporting purposes. Since the Merger, Ameren has formed AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, and Ameren Services Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for the operating utility subsidiaries and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. AmerenEnergy Resources Company (formerly known as Ameren Intermediate Holding Co., Inc.) holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50 percent of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE, AmerenCIPS and AmerenEnergy Resources Company, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The operating companies serve 1.5 million electric and 300,000 natural gas customers in a 44,500-square-mile area of Missouri and Illinois. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, AmerenCIPS transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of the Registrant's wholly-owned subsidiary, AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of approximately $600 million and Generating Company common stock. The promissory note has a term of five years and bears interest at 7% based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of AmerenCIPS' employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of AmerenEnergy Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with AmerenCIPS to supply it sufficient power to meet native load requirements. This agreement expires December 31, 2004. Power will continue to be jointly dispatched between AmerenUE and Generating Company.

Note 2 - Financial statement note disclosures, normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the 1999 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 1999 Form 10-K) for information relevant to the consolidated financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 2000 and 1999, are not necessarily indicative of trends for any three-month or twelve-month period.

Note 5 - In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61% regulatory return on equity (ROE) be shared equally between customers and stockholders, and earnings above a 14% ROE be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

The MoPSC staff proposed adjustments to the Registrant's estimated customer credit for the final year of the Original Plan ended June 30, 1998, which were the subject of regulatory proceedings before the MoPSC in 1999. In December 1999, the MoPSC issued a Report and Order (Order) concerning these proposed adjustments. Based on the provisions of that Order, the Registrant revised its estimated final year credit to $31 million. Subsequently, in December 1999, the Registrant filed a request for rehearing of the Order with the MoPSC, asking that it reconsider its decision to adopt certain of the MoPSC staff's adjustments. The request was denied by the MoPSC and in February 2000, the Registrant filed a Petition for Writ of Review with the Circuit Court of Cole County, Missouri, requesting that the Order be reversed. The appeal is pending and the ultimate outcome can not be predicted; however, the final decision is not expected to materially impact the financial condition, results of operations or liquidity of the Registrant. A partial stay of the Order was granted by the Court pending the appeal.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. During the three months ended March 31, 2000, the Registrant recorded an estimated $10 million credit (4 cents per share) for the plan year ending June 30, 2000 that the Registrant expects to pay its Missouri electric customers. In total, the Registrant has recorded an estimated credit of $30 million as of March 31, 2000 for the plan year ending June 30, 2000, compared to an estimated $20 million credit recorded over the same period last year. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2000. As of March 31, 2000, the Registrant has also reflected an estimated $25 million credit it expects to pay its Missouri electric customers for the plan year ended June 30, 1999. The Registrant's proposed credit is still under review by the MoPSC staff and the Office of the Public Counsel.

The joint agreement approved by the MoPSC in its February 1997 Order approving the Merger also provided for a Missouri electric rate decrease, retroactive to September 1, 1998, based on the weather-adjusted average annual credits to customers under the Original Plan. The rate decrease was impacted by the Order issued by the MoPSC in December 1999 relating to the estimated credit for the third year of the Original Plan and a settlement reached between the Registrant, the MoPSC staff and other parties relating to the calculation of the weather-adjusted credits. Based on those results, the Registrant estimates that its Missouri electric rate decrease will be $17 million on an annualized basis. This estimate is subject to the final outcome of the above-referenced court appeal of the Order.

Note 6 - Segment information for the three month and 12 month periods ended March 31, 2000 and 1999 is as follows:


---------------------------------------------------------------------------------------------
                                        Regulated                  Reconciling
(in millions)                           Utilities     All Other       Items *       Total
---------------------------------------------------------------------------------------------

Three months ended March 31, 2000:

Revenues                                   $ 816        $  68         $ (59)        $ 825
Net Income                                    60            1            --            61
---------------------------------------------------------------------------------------------

Three months ended March 31, 1999:

Revenues                                   $ 714        $  48         $ (26)        $ 736
Net Income                                    53            1            --            54
---------------------------------------------------------------------------------------------

12 months ended March 31, 2000:

Revenues                                  $3,558        $262          $(207)      $ 3,613
Net Income                                   391           1             --           392
---------------------------------------------------------------------------------------------


12 months ended March 31, 1999:

Revenues                                  $3,265        $198          $(110)      $ 3,353
Net Income                                   397           4             --           401
---------------------------------------------------------------------------------------------


* Elimination of intercompany revenues.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

     Reference is made to "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of the Registrant's 1999 Annual Report to Stockholders which are incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1999, for information regarding the United States Environmental Protection Agency's (EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standard regulations to the EPA for reconsideration. In January and February 2000, the parties to the litigation filed petitions for review before the United States Supreme Court. The Supreme Court has not decided whether to accept the case for review. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operation or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     At the annual meeting of stockholders of the Registrant held on April 25, 2000, the following matters were presented to the meeting for a vote and the results of such voting are as follows:


     Item (1) Election of Directors.

                                                                    Non-Voted
                  Name                    For           Withhold     Brokers(1)
                  ----                    ---           --------     ----------

     William E. Cornelius.........    104,321,203       3,549,979       0
     Clifford L. Greenwalt........    104,133,464       3,737,718       0
     Thomas A. Hays...............    104,353,862       3,517,320       0
     Richard A. Liddy.............    102,425,986       5,445,196       0
     Gordon R. Lohman.............    104,298,725       3,572,457       0
     Richard A. Lumpkin...........    104,375,309       3,495,873       0
     John Peters MacCarthy........    104,335,677       3,535,505       0
     Hanne M. Merriman............    104,339,301       3,531,881       0
     Paul L. Miller, Jr...........    104,407,850       3,463,332       0
     Charles W. Mueller...........    104,354,451       3,516,720       0
     Robert H. Quenon.............    104,242,764       3,628,418       0
     Harvey Saligman..............    104,298,943       3,572,239       0
     Janet McAfee Weakley.........    104,151,451       3,719,731       0
     James W. Wogsland............    104,174,925       3,696,257       0

     Item (2)  Stockholder Proposal re Report on Callaway Plant Releases.

                                                       Non-Voted
           For           Against        Abstain        Brokers(1)
           ---           -------        -------        ----------

       9,351,400       73,610,301     5,477,760        19,431,721

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

         Item (3)  Stockholder Proposal re Cumulative Voting.

                                                       Non-Voted
           For           Against        Abstain        Brokers(1)
           ---           -------        -------        ----------

      28,066,037       56,080,567     4,286,447        19,438,131

         (1) Broker shares included in the quorum but not voting on the items.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule.

          The following instruments defining the rights of holders of certain unregistered long-term debt of the Registrant's two operating utility subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and Union Electric Company (AmerenUE) have not been filed with the Securities and Exchange Commission but will be furnished upon request.

               1. Loan Agreement dated March 1, 2000, between AmerenCIPS and Illinois Development Finance Authority (IDFA) in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project) Series 2000A due March 1, 2014.

               2. Loan Agreement dated as of March 1, 2000 between AmerenUE and the State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000 Series 2000B, and $60,000,000
                    Series 2000C) due March 1, 2035.

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

Date: May 15, 2000