Form 10-Q
period 2000-06-30
AMEREN CORP
filed 2000-08-14
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For Quarterly Period Ended June 30, 2000

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


                           Yes   X  .      No    .
                               ------         ----


Shares  outstanding of each of  registrant's  classes of common stock as of July
    31, 2000: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                      Page No.

Part I    Consolidated Financial Information (Unaudited)

          Management's Discussion and Analysis                           2

          Quantitative and Qualitative Disclosures
          About Market Risk                                              6

          Consolidated Balance Sheet
          - June 30, 2000 and December 31, 1999                          8

          Consolidated Statement of Income
          - Three months, six months and 12 months ended
             June 30, 2000 and 1999                                      9

          Consolidated Statement of Cash Flows
          - Six months ended June 30, 2000 and 1999                     10

          Notes to Consolidated Financial Statements                    11


Part II   Other Information                                             14

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

RESULTS OF OPERATIONS

Earnings
Second quarter 2000 earnings of $114 million, or $.83 per share, increased $27 million, or 20 cents per share, from 1999's second quarter earnings. Earnings for the six months ended June 30, 2000, totaled $175 million, or $1.28 per share, compared to the year-ago earnings of $141 million or $1.03 per share. Earnings for the 12 months ended June 30, 2000, were $419 million, or $3.06 per share, compared to $404 million, or $2.95 per share, for the preceding 12-month period.

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

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2000 and 1999 are detailed on the following pages.


Electric Operations

Electric Operating Revenues        Variations for periods ended June 30, 2000
                                        from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)           Three Months      Six Months      Twelve Months
                                ------------      ----------      -------------
--------------------------------------------------------------------------------
Credit to customers               $ (5)             $   5             $ (13)
Effect of abnormal weather          (6)               (18)              (37)
Growth and other                    60                 78               130
Interchange sales                   36                 97               202
EEI                                (16)                (6)               (6)
--------------------------------------------------------------------------------
                                  $ 69              $ 156             $ 276
--------------------------------------------------------------------------------

The $69 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts. Interchange sales increased 19 percent during the quarter, while residential and commercial sales increased 3 percent and 11 percent, respectively. Industrial sales and sales at EEI were down 2 percent and 47 percent, respectively during the second quarter of 2000. The increase in revenues was offset in part by an increase in the estimated credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the first six months of 2000 increased $156 million compared to the prior-year period, primarily due to a 10 percent increase in total kilowatthour sales. This increase was primarily driven by a 50 percent increase in interchange sales due to strong marketing efforts. In addition, residential and commercial sales rose 1 percent and 6 percent, respectively, while industrial sales increased 2 percent during the period. These increases were offset in part by a 19 percent decline in sales at EEI. Also contributing to the revenue increase was a decrease in the estimated credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 2000 increased $276 million compared to the prior 12-month period. The increase in revenues was primarily driven by increased interchange sales due to strong marketing efforts as well as a decrease in the estimated credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).


Fuel and Purchased Power            Variations for periods ended June 30, 2000
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months   Six Months   Twelve Months
                                      ------------   ----------   -------------
--------------------------------------------------------------------------------
Fuel:
 Generation                              $   1         $   14         $   4
 Price                                     (10)           (15)           (7)
 Generation efficiencies and other          (4)            (6)          (13)
 Coal contract termination payments          -              -            52
Purchased power variation                   21             65           150
EEI variation                               (1)             4            18
--------------------------------------------------------------------------------
                                         $   7         $   62         $ 204
--------------------------------------------------------------------------------

Fuel and purchased power costs for the three and six months ended June 30, 2000, increased $7 million and $62 million, respectively, versus the comparable prior-year periods primarily due to increased generation and purchased power, resulting from higher sales volume, partially offset by lower fuel prices.

Fuel and purchased power costs for the 12 months ended June 30, 2000 increased $204 million versus the comparable prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume, partially offset by lower fuel prices. Additionally, AmerenCIPS and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999 resulting in termination payments of $52 million. Total pretax fuel cost savings expected to be realized from the coal contract terminations are $183 million ($131 million net of termination payments) through 2010, with $66 million of pretax savings expected in the next three years.

Gas Operations
Gas revenues for the three, six and 12-months ended June 30, 2000, increased $12 million, $13 million and $25 million, respectively, compared to the year-ago periods primarily due to increases in retail sales, coupled with an Illinois gas rate increase effective February 1999.

Gas costs for the three, six and 12-months ended June 30, 2000, increased $7 million, $10 million and $24 million, respectively, primarily due to higher sales and gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses decreased $6 million for the three months ended June 30, 2000 compared to the prior-year period primarily due to lower employee benefits in 2000, resulting from changes in actuarial assumptions. Other operations expenses decreased $19 million for the 12-month period ended June 30, 2000 compared to the same year-ago period primarily due to the capitalization of certain costs (including computer software costs) that had previously been expensed for the Registrant's Missouri electric operations.

Maintenance expenses for the three, six and 12 months ended June 30, 2000, increased $15 million, $17 million and $63 million, respectively, compared to the year-ago periods primarily due to increased power plant maintenance and tree-trimming activity.

Taxes
Income taxes increased $17 million, $26 million and $9 million, respectively, for the three, six and 12 months ended June 30, 2000, respectively, due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the 12-month period ended June 30, 2000, compared to the year-ago period, was primarily due to prior period write-offs of certain nonregulated investments.

Balance Sheet
The $73 million increase in trade accounts receivable and unbilled revenue was due primarily to higher revenues in May and June 2000 compared to November and December 1999.

Short-term debt increased $256 million primarily for borrowings to finance the acquisition of new combustion turbine generators. See Liquidity and Capital Resources below for further discussion.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $254 million for the six months ended June 30, 2000, compared to $350 million during the same 1999 period.

Cash flows used in investing activities totaled $460 million and $222 million for the six months ended June 30, 2000 and 1999, respectively. Construction expenditures for the six months ended June 30, 2000, for constructing new or improving existing facilities were $457 million, which included expenditures associated with the purchase of combustion turbine generators (see Note 6 under Notes to Consolidated Financial Statements for further information). In addition, the Registrant expended $8 million for the acquisition of nuclear fuel. The Registrant received Board of Directors approval on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows provided by financing activities totaled $60 million for the six months ended June 30, 2000. The Registrant's principal financing activities for the period included issuance of short-term and long-term debt, offset by the redemption of debt and the payment of dividends. On April 25, 2000, the Registrant's Board of Directors declared a quarterly dividend for the second quarter of 2000 of 63.5 cents per common share that was paid to shareholders on June 30, 2000. Common stock dividends paid for the 12 months ended June 30, 2000, resulted in a payout rate of 83 percent of the Registrant's earnings to common stockholders.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans
(maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2000, the Registrant had committed bank lines of credit aggregating $176 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2000 and 2002, that support commercial paper programs totaling $800 million, $500 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At June 30, 2000, $283 million was available under these bank credit agreements. The Registrant had $336 million of short-term borrowings at June 30, 2000.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the six months ended June 30, 2000, included redemptions under the lease for nuclear fuel of $4 million, offset by $6 million of issuances. At June 30, 2000, $119 million was financed under the lease.

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

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 10 percent of the Registrant's total sales. As of June 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, AmerenCIPS transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of the Registrant's wholly-owned subsidiary, AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of approximately $552 million and Generating Company common stock. In addition, on June 30, 2000, Generating Company borrowed $50 million from Ameren to assist with the future purchase of combustion turbine generators and to meet working capital needs. The promissory notes each have a term of five years and bear interest at 7% based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of AmerenCIPS' employees were transferred to Generating Company as a part of the transaction.

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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates, through its issuance of both long-term and short-term variable-rate debt, commercial paper and auction rate preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $12 million and net income would decrease by approximately $7 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of June 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has Purchased Gas Adjustment Clauses (PGA) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas. With regard to the Registrant's nonregulated generation operations, the Registrant is exposed to changes in market prices for natural gas to the extent it must purchase natural gas to run its combustion turbine generators. The Registrant has entered into several long-term contracts with various suppliers to purchase natural gas to manage its exposure to natural gas prices.

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

As of June 30, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.


Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The

Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. Management believes that adoption of SFAS 133 will not have a material impact on the Registrant's financial position or results of operations upon adoption based on the derivative instruments that existed at June 30, 2000. However, changing market conditions, and the volume of future transactions which fall within the scope of SFAS 133, as amended, and the interpretations from the FASB's Derivative Implementation Group could change management's current assessment. As a result, SFAS 133, as amended, could increase the volatility of the Registrant's future earnings and could be material to the Registrant's financial position and results of operations upon adoption.

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


                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                      June 30,     December 31,
ASSETS                                                                  2000           1999
------                                                             -----------   ---------------
Property and plant, at original cost:
   Electric                                                        $12,363,369      $ 12,053,411
   Gas                                                                 501,970           491,708
   Other                                                                90,468            92,696
                                                                   -----------      ------------
                                                                    12,955,807        12,637,815
   Less accumulated depreciation and amortization                    6,059,772         5,891,340
                                                                   -----------      ------------
                                                                     6,896,035         6,746,475
Construction work in progress:
   Nuclear fuel in process                                              97,635            88,830
   Other                                                               433,123           329,880
                                                                   -----------      ------------
         Total property and plant, net                               7,426,793         7,165,185
                                                                   -----------      ------------
Investments and other assets:
   Investments                                                          67,762            66,476
   Nuclear decommissioning trust fund                                  191,687           186,760
   Other                                                                83,351            80,737
                                                                   -----------      ------------
         Total investments and other assets                            342,800           333,973
                                                                   -----------      ------------
Current assets:
   Cash and cash equivalents                                            48,901           194,882
   Accounts receivable - trade (less allowance for doubtful
         accounts of $10,436 and $7,136 respectively)                  254,079           216,344
   Unbilled revenue                                                    189,122           154,097
   Other accounts and notes receivable                                  13,882            20,668
   Materials and supplies, at average cost -
      Fossil fuel                                                      119,576           123,143
      Other                                                            117,155           130,081
   Other                                                                36,850            39,791
                                                                   -----------      ------------
         Total current assets                                          779,565           879,006
                                                                   -----------      ------------
Regulatory assets:
   Deferred income taxes                                               600,799           622,520
   Other                                                               162,506           176,931
                                                                   -----------      ------------
         Total regulatory assets                                       763,305           799,451
                                                                   -----------      ------------
Total Assets                                                       $ 9,312,463      $  9,177,615
                                                                   ===========      ============

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000 shares authorized -
     137,215,462 shares outstanding                                $     1,372      $      1,372
   Other paid-in capital, principally premium on
     common stock                                                    1,582,501         1,582,501
   Retained earnings                                                 1,506,290         1,505,827
                                                                   -----------      ------------
         Total common stockholders' equity                           3,090,163         3,089,700
   Preferred stock not subject to mandatory redemption                 235,197           235,197
   Long-term debt                                                    2,500,000         2,448,448
                                                                   -----------      ------------
         Total capitalization                                        5,825,360         5,773,345
                                                                   -----------      ------------
Minority interest in consolidated subsidiaries                           3,970             4,010
Current liabilities:
   Current maturity of long-term debt                                   57,226           128,867
   Short-term debt                                                     336,053            80,165
   Accounts and wages payable                                          244,667           341,274
   Accumulated deferred income taxes                                    65,109            70,719
   Taxes accrued                                                       219,723           155,396
   Other                                                               265,488           300,747
                                                                   -----------      ------------
         Total current liabilities                                   1,188,266         1,077,168
                                                                   -----------      ------------
Accumulated deferred income taxes                                    1,496,235         1,493,634
Accumulated deferred investment tax credits                            168,493           170,834
Regulatory liability                                                   187,582           188,404
Other deferred credits and liabilities                                 442,557           470,220
                                                                   -----------      ------------
Total Capital and Liabilities                                      $ 9,312,463      $  9,177,615
                                                                   ===========      ============


See Notes to Consolidated Financial Statements.


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)


                                              Three Months Ended               Six Months Ended              Twelve Months Ended
                                                    June 30,                       June 30,                       June 30,
                                              -------------------           ---------------------           --------------------
                                               2000          1999             2000            1999            2000          1999
                                              -----         -----            ----            ----            ----          ----
 OPERATING REVENUES:
   Electric                               $  892,791    $  823,769      $  1,615,850    $  1,460,099    $  3,443,341   $  3,167,402
   Gas                                        46,572        34,475           145,172         131,925         241,545        216,991
   Other                                         941         1,640             4,658           3,762           8,639          7,014
                                          ----------    ----------      ------------    ------------    ------------   ------------
      Total operating revenues               940,304       859,884         1,765,680       1,595,786       3,693,525      3,391,407

OPERATING EXPENSES:
   Operations
      Fuel and purchased power               245,164       237,873           485,102         422,868       1,035,511        830,907
      Gas                                     24,930        18,309            82,917          73,359         141,007        116,916
      Other                                  158,260       164,219           303,646         303,459         629,669        648,725
                                          ----------    ----------      ------------    ------------    ------------   ------------
                                             428,354       420,401           871,665         799,686       1,806,187      1,596,548
   Maintenance                               113,541        98,829           188,498         171,139         388,232        325,722
   Depreciation and amortization              93,195        87,168           186,559         176,642         360,456        352,130
   Income taxes                               79,239        61,781           123,490          97,011         285,349        275,975
   Other taxes                                66,769        61,193           127,684         121,109         253,167        258,202
                                          ----------    ----------      ------------    ------------    ------------   ------------
      Total operating expenses               781,098       729,372         1,497,896       1,365,587       3,093,391      2,808,577

OPERATING INCOME                             159,206       130,512           267,784         230,199         600,134        582,830

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used
      during construction                      1,600         2,226             2,829           4,888           5,102          7,622
   Miscellaneous, net                         (3,078)       (1,669)           (8,000)         (3,934)        (14,879)        (1,757)
                                          ----------    ----------      ------------    ------------    ------------   ------------
      Total other income and (deductions)     (1,478)          557            (5,171)            954          (9,777)         5,865

INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                   157,728       131,069           262,613         231,153         590,357        588,695

INTEREST CHARGES AND PREFERRED
   DIVIDENDS:
   Interest                                   43,295        43,633            85,188          88,048         165,415        179,401
   Allowance for borrowed funds
      used during construction                (2,193)       (2,205)           (3,792)         (4,067)         (6,848)        (7,104)
   Preferred dividends of subsidiaries         3,041         3,122             6,239           6,294          12,595         12,582
                                          ----------    ----------      ------------    ------------    ------------   ------------
      Net interest charges and preferred      44,143        44,550            87,635          90,275         171,162        184,879
          dividneds
NET INCOME                                $  113,585    $   86,519      $    174,978    $    140,878    $    419,195   $    403,816
                                          ==========    ==========      ============    ============    =============  =============

 EARNINGS PER COMMON SHARE -
   BASIC AND DILUTED (Based on
      average shares outstanding)         $     0.83    $     0.63      $       1.28    $       1.03    $       3.06   $       2.95
                                          ==========    ==========      ============    ============    ============   ============

AVERAGE COMMON SHARES
 OUTSTANDING                             137,215,462   137,215,462       137,215,462     137,215,462     137,215,462    137,215,462
                                         ===========   ===========       ===========    =============    ===========    ===========


 See Notes to Consolidated Financial Statements.



                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                           Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2000         1999
                                                          ----         ----

 Cash Flows From Operating:
   Net income                                          $ 174,978    $ 140,878
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    180,391      171,748
       Amortization of nuclear fuel                       18,342       21,025
        Allowance for funds used during construction      (6,621)      (8,955)
        Deferred income taxes, net                        19,496       (8,872)
        Deferred investment tax credits, net              (2,341)      (4,014)
        Changes in assets and liabilities:
           Receivables, net                              (65,974)     (78,436)
           Materials and supplies                         16,493       (9,934)
           Accounts and wages payable                    (96,607)     (46,277)
           Taxes accrued                                  64,327       78,756
           Other, net                                    (48,233)      93,667
                                                        ---------    ---------
Net cash provided by operating activities                254,251      349,586

Cash Flows From Investing:
   Construction expenditures                            (456,715)    (222,957)
   Allowance for funds used during construction            6,621        8,955
   Nuclear fuel expenditures                              (8,449)     (19,313)
   Other                                                  (1,286)      11,435
                                                        ---------    ---------
Net cash used in investing activities                   (459,829)    (221,880)

Cash Flows From Financing:
   Dividends on common stock                            (174,264)    (174,264)
   Redemptions:
      Nuclear fuel lease                                  (3,933)      (7,427)
      Short-term debt                                       --        (58,528)
      Long-term debt                                    (336,500)     (55,000)
   Issuances:
      Nuclear fuel lease                                   5,656       38,430
      Short-term debt                                    255,888         --
      Long-term debt                                     312,750      106,200
                                                        ---------    ---------
Net cash provided by (used in) financing activities       59,597     (150,589)

Net change in cash and cash equivalents                 (145,981)     (22,883)
Cash and cash equivalents at beginning of year           194,882       76,863
                                                        ---------    ---------
Cash and cash equivalents at end of period             $  48,901    $  53,980
                                                        =========    =========


Cash paid during the periods:
   Interest (net of amount capitalized)                $  86,431    $  81,769
   Income taxes, net                                   $  95,449    $  78,861


See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50 percent of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE, AmerenCIPS and AmerenEnergy Generating Company, a wholly owned subsidiary of AmerenEnergy Resources Company, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The operating companies serve 1.5 million electric and 300,000 natural gas customers in a 44,500-square-mile area of Missouri and Illinois. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, AmerenCIPS transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of the Registrant's wholly-owned subsidiary, AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of approximately $552 million and Generating Company common stock. In addition, on June 30, 2000, Generating Company borrowed $50 million from Ameren to assist with the future purchase of combustion turbine generators and to meet working capital needs. The promissory notes each have a term of five years and bear interest at 7% based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of AmerenCIPS' employees were transferred to Generating Company as a part of the transaction.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

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

 A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. During the three months ended June 30, 2000, the Registrant recorded an estimated $5 million credit (2 cents per share) for the plan year ended June 30, 2000 that the Registrant expects to pay its Missouri electric customers. In total, the Registrant has recorded an estimated credit of $35 million (15 cents per share) as of June 30, 2000 for the plan year ended June 30, 2000, compared to an estimated $20 million credit recorded over the same period last year. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2000. As of June 30, 2000, the Registrant has also reflected an estimated $25 million credit it expects to pay its Missouri electric customers for the plan year ended June 30, 1999. The Registrant's proposed credit is still under review by the MoPSC staff and the Office of the Public Counsel.

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

Note 6- The Company's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating
Engineers. These employees comprise approximately 68% of the Company's workforce. New contracts with collective bargaining units representing approximately 59% of these employees were ratified in 1999 with terms expiring in 2002. New contracts with collective bargaining units representing approximately 21% of bargaining unit employees were ratified in 2000 with terms expiring in 2003.

On July 27, 2000, after engaging in extensive good-faith bargaining with collective bargaining units representing approximately 19% of the Registrant's union employees, the Registrant submitted a last, best and final offer to the bargaining unit representing most of these employees for a new contract with a term expiring in 2003. The bargaining unit has until August 25, 2000 to notify the Registrant on whether the offer has been ratified by its membership. The Registrant is unable to predict whether the offer will be ratified or what action, if any, the collective bargaining unit will take in the event it is not ratified or the response of the Registrant's other union represented employees to any action by its employees. The Registrant is also unable to determine what, if any impact these labor matters could have on its future financial condition, results of operations or liquidity.

Note 7- The Registrant has committed to purchase eight new combustion turbine generators (CTs). The CTs will add over 290 megawatts to the Registrant's net peaking capacity and are expected to cost approximately $120 million. All of the CTs are expected to be installed in 2001.

Note 8- In 1998, the Registrant joined a group of companies that support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security while alleviating certain pricing issues. The Federal Energy Regulatory Commission conditionally approved the formation of the Midwest ISO. The Registrant is evaluating certain issues which are outstanding related to the start-up of operations of the Midwest ISO, including the final determination of revenue distribution among the Midwest ISO members. Further, the Registrant is evaluating alternatives to membership in the Midwest ISO. At this time, management has not decided its course of action relative to its transmission business and accordingly is unable to determine the impact that operation of the Midwest ISO or other alternatives will have on its financial condition, results of operations or liquidity.

Note 9 - Segment information for the three-month, six-month and 12-month periods ended June 30, 2000 and 1999 is as follows:


-----------------------------------------------------------------------------------------
                                       Regulated                 Reconciling
(in millions)                          Utilities     All Other     Items*       Total
-----------------------------------------------------------------------------------------

Three months ended June 30, 2000:

Revenues                              $   877        $   194       $  (131)   $   940
Net Income                                103             11            --        114
-----------------------------------------------------------------------------------------
Three months ended June 30, 1999:

Revenues                              $   843        $    72       $  (55)    $   860
Net Income                                 86              1           --          87
-----------------------------------------------------------------------------------------
Six months ended June 30, 2000:

Revenues                              $ 1,694        $   262      $  (190)    $ 1,766
Net Income                                163             12           --         175
-----------------------------------------------------------------------------------------
Six months ended June 30, 1999:

Revenues                              $ 1,557        $   120      $   (81)    $ 1,596
Net Income                                139              2           --         141
-----------------------------------------------------------------------------------------
12 months ended June 30, 2000:

Revenues                              $ 3,592        $   385      $  (283)    $ 3,694
Net Income                                408             11           --         419
-----------------------------------------------------------------------------------------
12 months ended June 30, 1999:

Revenues                              $ 3,305        $   229      $  (143)    $ 3,391
Net Income                                401              3           --         404
-----------------------------------------------------------------------------------------


* Elimination of intercompany revenues.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     In  December  1996,  a lawsuit  was filed in the  Circuit  Court of Madison
County, Illinois, alleging negligence on behalf of Central Illinois Public Service Company (AmerenCIPS), the Registrant's subsidiary, and Dover Elevator Company (Dover) for injuries arising out of an elevator accident which occurred at the AmerenCIPS' Newton Power Plant in November 1996. As currently consolidated, the case includes twenty-three named plaintiffs, all of whom were in the employ of an independent contractor as boilermakers at the time of the incident. In January 2000, the court allowed plaintiffs to amend their claims to include amounts for potential punitive damages against both AmerenCIPS and Dover. In April 2000, plaintiffs' attorneys made their initial demand, upon both defendants, totaling approximately $83 million on behalf of all named plaintiffs. The jury trial of this lawsuit is scheduled to begin in October 2000. At this time, the Registrant is unable to determine to what extent, if at all, AmerenCIPS and/or Dover may be responsible for these claims. While the Registrant cannot predict the ultimate outcome of this litigation, the Registrant believes it has adequate insurance to cover the ultimate claims made against the Company. At this time, the Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operation or liquidity.

     Reference is made to Note 2 - Regulatory Matters in the Notes to Consolidated Financial Statements of the Registrant's 1999 Annual Report to Stockholders which is incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1999, for information relating to a transmission system rate case filed by the Registrant with the Federal Energy Regulatory Commission (FERC) in August 1999. This filing was primarily designed to implement rates, terms and conditions for electric transmission service for those retail customers in Illinois who choose other suppliers as allowed under the Electric Service Customer Choice and Rate Relief Law of 1997. On May 17, 2000, the FERC issued a letter order approving a settlement of this case reached with the FERC trial staff and other interested parties.

     Reference is made to Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of the Registrant's 1999 Annual Report to Stockholders which is incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1999, for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by AmerenCIPS of both unions during 1993. On May 9, 2000, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling upholding the NLRB's August 1998 decision which ruled in favor of AmerenCIPS and held that the lockout was lawful. The unions are seeking review of the court's decision by the U.S. Supreme Court.

     Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 1999, for information relating to litigation concerning the alleged exposure to carcinogens contained in coal tar at AmerenCIPS' Taylorville gas plant site. On June 23, 2000, AmerenCIPS filed an appeal with the Illinois Supreme Court to review a decision issued by the Illinois Appellate Court in March 2000 which upheld a $3.2 million verdict in favor of the plaintiffs. The Registrant believes that final disposition of this matter will not have a material adverse effect on its financial position, results of operation or liquidity.

     Reference  is  made  to  Item  1.  Legal  Proceedings  in  Part  II of  the
Registrant's Form 10-Q for the quarterly period ended March 31, 2000, for information relating to the National Ambient Air Quality Standards for ozone and particulate matter litigation. On May 22, 2000, the United States Supreme Court granted certiorari and agreed to review the United States Court of Appeals for the District of Columbia Circuit's decision to remand the ambient air quality standard regulations to the United States Environmental Protection Agency for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operation or liquidity.


ITEM 5.  OTHER INFORMATION
         -----------------

     Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2001 annual meeting of stockholders must be received by the Registrant by November 16, 2000.

     In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2001 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 24, 2001 or earlier than January 25, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)(i) Exhibits.

                 Exhibit 27 - Financial Data Schedule.

     (a)(ii) Exhibits Incorporated by Reference.

          Exhibit 10 - Asset Transfer Agreement between Central Illinois Public Service Company and AmerenEnergy Generating Company dated as of May 1, 2000. (June 30, 2000 Central Illinois Public Service Company Form 10-Q, Exhibit 10.)

     (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated May 5, 2000 reporting the transfer of the electric generating facilities of its utility subsidiary, AmerenCIPS, to a new nonregulated subsidiary, AmerenEnergy Generating Company.


     Note: Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.

           Reports of Union Electric Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-2967.


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


Date:  August 14, 2000