Form 10-Q
period 2000-09-30
AMEREN CORP
filed 2000-11-14
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For Quarterly Period Ended September 30, 2000

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


                   Yes       X   .         No          .
                       -----------           ----------


Shares outstanding of each of registrant's classes of common stock as of October
    31, 2000: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                      Page No.

Part I    Consolidated Financial Information (Unaudited)

          Management's Discussion and Analysis                           2

          Quantitative and Qualitative Disclosures
          About Market Risk                                              7

          Consolidated Balance Sheet
          - September 30, 2000 and December 31, 1999                     9

          Consolidated Statement of Income
          - Three months, nine months and 12 months ended
             September 30, 2000 and 1999                                10

          Consolidated Statement of Cash Flows
          -  Nine months ended September 30, 2000 and 1999              11

          Notes to Consolidated Financial Statements                    12


Part II    Other Information                                            15

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI). That interest is consolidated for financial reporting purposes. Since the Merger, Ameren has formed AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, and Ameren Services Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for the operating utility subsidiaries and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. AmerenEnergy Resources Company holds the Registrant's nonregulated generating operations (see discussion below under "Electric Industry Restructuring"). Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 12, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 1999 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 1999 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
Third quarter 2000 earnings of $256 million, or $1.87 per share, increased $6 million, or 5 cents per share, from 1999's third quarter earnings. Earnings for the nine months ended September 30, 2000, totaled $431 million, or $3.14 per share, compared to the year-ago earnings of $391 million or $2.85 per share. Earnings for the 12 months ended September 30, 2000, were $426 million, or $3.10 per share, compared to $417 million, or $3.04 per share, for the preceding 12-month period.

Earnings and earnings per share fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), changes in interest expense, changes in income and property taxes, and non-recurring charges for a targeted employee separation plan and for coal contract termination payments.

Based on the Company's earnings results for the nine months ended September 30, 2000, the Company now estimates that earnings per share for the year ending December 31, 2000 will range between $3.25 and $3.35. In addition, the Company estimates that earnings per share for the year ending December 31, 2001 will range between $3.30 and $3.45.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2000 and 1999 are detailed on the following pages.

Electric Operations

Electric Operating Revenues      Variations for periods ended September 30, 2000
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)          Three Months      Nine Months     Twelve Months
                               ------------      -----------     -------------
--------------------------------------------------------------------------------
Rate variations                  $  -               $   -           $   7
Credit to customers               (10)                 (5)            (13)
Effect of abnormal weather        (22)                (40)            (43)
Growth and other                   45                 123             147
Interchange sales                 (22)                 74              92
EEI                                 7                   1              12
--------------------------------------------------------------------------------
                                $  (2)              $ 153           $ 202
--------------------------------------------------------------------------------


The $2 million decrease in third quarter electric revenues compared to the year-ago quarter was primarily driven by an increase in the estimated credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information) offset in part by an increase in total kilowatthour sales of 1 percent. During the third quarter of 2000, commercial sales increased 7 percent, while residential and industrial sales decreased 1 percent and 4 percent, respectively. In addition, wholesale and interchange sales rose 50 percent and 3 percent, respectively.

Electric revenues for the first nine months of 2000 increased $153 million compared to the prior-year period, primarily due to a 7 percent increase in total kilowatthour sales. This increase was primarily driven by an increase in interchange sales due to strong marketing efforts. In addition, commercial and wholesale sales rose 6 percent and 53 percent, respectively, while residential and industrial sales remained flat during the period. These increases were offset in part by an increase in the estimated credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended September 30, 2000 increased $202 million compared to the prior 12-month period. The increase in revenues was primarily driven by increased interchange sales due to strong marketing efforts as well as higher commercial and wholesale sales. This increase was partially offset by an increase in the estimated credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).


Fuel and Purchased Power         Variations for periods ended September 30, 2000
                                        from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                   Three Months  Nine Months  Twelve Months
                                        ------------  -----------  -------------
--------------------------------------------------------------------------------
Fuel:
     Generation                          $    6       $   21          $  20
     Price                                   (8)         (23)           (16)
     Generation efficiencies and other       (4)         (11)           (19)
     Coal contract termination payments       -            -             52
Purchased power variation                   (20)          45             78
EEI variation                                16           20             32
--------------------------------------------------------------------------------
                                         $  (10)      $   52         $  147
--------------------------------------------------------------------------------

Fuel and purchased power costs for the third quarter decreased $10 million versus the comparable prior-year period primarily due to decreased purchased power and lower fuel prices, offset in part by increased generation.

Fuel and purchased power costs for the nine and 12 months ended September 30, 2000 increased $52 and $147 million, respectively, versus the comparable prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume, partially offset by lower fuel prices. Additionally, for the 12 months ended September 30, 2000, AmerenCIPS and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999 resulting in termination payments of $52 million. Total pretax fuel cost savings expected to be realized from the coal contract terminations are $183 million ($131 million net of termination payments) through 2010, with $66 million of pretax savings expected in the next three years.

Gas Operations
Gas revenues for the three, nine and 12-months ended September 30, 2000, increased $7 million, $20 million and $27 million, respectively, compared to the year-ago periods primarily due to increases in retail sales and gas costs, coupled with an Illinois gas rate increase effective February 1999.

Gas costs for the three, nine and 12-months ended September 30, 2000, increased $7 million, $17 million and $28 million, respectively, primarily due to higher sales and gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

     Other operations expenses decreased $14 million for the three and nine months ended September 30, 2000 compared to the prior-year periods primarily due to lower employee benefits in 2000, resulting from changes in actuarial assumptions, lower professional service expenses, offset in part by increased expenses associated with the automated meter reading roll-out. Other operations expenses decreased $26 million for the 12-month period ended September 30, 2000 compared to the same year-ago period primarily due to the capitalization of certain costs (including computer software costs) that had previously been expensed for the Registrant's Missouri electric operations based on an order from the Missouri Public Service Commission in 1999.

Maintenance expenses for the nine and 12-months ended September 30, 2000, increased $16 million and $47 million, respectively, compared to the year-ago periods primarily due to increased scheduled power plant maintenance and tree-trimming activity.

Taxes
Income taxes increased $27 million for the nine months ended September 30, 2000 due to higher pretax income.

Other Income and Deductions
The variation in miscellaneous, net for the nine and 12-month periods ended September 30, 2000, compared to the year-ago periods, was primarily due to prior period write-offs of certain nonregulated investments.

Balance Sheet
The $80 million increase in trade accounts receivable and unbilled revenue was due primarily to higher revenues in August and September 2000 compared to November and December 1999.

Short-term debt increased $390 million primarily for borrowings to finance the acquisition of new combustion turbine generators. See Liquidity and Capital Resources below for further discussion.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $762 million for the nine months ended September 30, 2000, compared to $854 million during the same 1999 period.

Cash flows used in investing activities totaled $633 million and $327 million for the nine months ended September 30, 2000 and 1999, respectively. Construction expenditures for the nine months ended September 30, 2000, for constructing new or improving existing facilities were $658 million, which included expenditures associated with the purchase of combustion turbine generators (see Note 6 under Notes to Consolidated Financial Statements for further information). In addition, the Registrant expended $12 million for the acquisition of nuclear fuel. The Registrant received Board of Directors approval on April 25, 2000 to spend approximately $160 million on capital expenditures relating to the replacement of four steam generators at its Callaway Nuclear Plant. Installation is scheduled to be completed in 2005. The impact on anticipated 2000 capital expenditures will be insignificant.

Cash flows used in financing activities totaled $86 million for the nine months ended September 30, 2000. The Registrant's principal financing activities for the period included issuance of short-term and long-term debt, offset by the redemption of long-term debt and the payment of dividends. On August 25, 2000, the Registrant's Board of Directors declared a quarterly dividend for the third quarter of 2000 of 63.5 cents per common share that was paid to shareholders on September 29, 2000. Common stock dividends paid for the 12 months ended September 30, 2000, resulted in a payout rate of 82 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 42 percent.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans and commercial paper (maturities generally within 1 to 45 days). At September 30, 2000, the Registrant had committed bank lines of credit aggregating $176 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2000 and 2002, that support commercial paper programs totaling $800 million, $500 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At September 30, 2000, $334 million was available under these bank credit agreements. The Registrant had $470 million of short-term borrowings at September 30, 2000.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At September 30, 2000, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 2000, included redemptions under the lease for nuclear fuel of $8 million, offset by $7 million of issuances. At September 30, 2000, $116 million was financed under the lease.

     On November 1, 2000, the Company issued in a private placement Senior Notes, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes). The Series A Notes totaled $225 million. Interest will accrue on the Series A Notes at a rate of 7.75% per year and will be payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes will be payable on November 1, 2005. Series B Notes totaled $200 million. Interest will accrue on the Series B Notes at a rate of 8.35% per year and will be payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes will be payable on November 1, 2010. The proceeds from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds of the Senior Notes, the Company intends to paydown its short-term intercompany borrowings outstanding at September 30, 2000, pay for the construction of certain combustion turbine generators, as well as fund working capital and other capital expenditure needs.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant has reached agreements with many of the it's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil power plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

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

RATE MATTERS

On October 17, 2000, the Missouri Public Service Commission (MoPSC) approved a $4.2 million annual rate increase for natural gas service in AmerenUE's Missouri jurisdiction. The rate increase became effective November 1, 2000.

With respect to AmerenUE's current electric three-year experimental alternative regulation plan, in November 2000, the MoPSC approved a stipulation and agreement of the parties regarding the credit to be paid by AmerenUE to its Missouri electric customers for the plan year ended June 30, 1999. Based on the provisions of the stipulation and agreement, the credit to be paid to electric customers for the plan year ended June 30, 1999 will approximate $22 million.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

In September 2000, AmerenUE and AmerenCIPS filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas businesses and its Illinois-based distribution and transmission assets and personnel to AmerenCIPS. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to AmerenCIPS at historical net book value. In October 2000, AmerenUE filed a request with the MoPSC for approval of this transfer. The transfer is also subject to regulatory filings and approvals of the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission
(SEC).

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 10 percent of the Registrant's total sales. As of September 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

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

MIDWEST ISO

On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to become a member of the Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity.

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

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $12 million and net income would decrease by approximately $7 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of September 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of September 30, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 2000, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrantactively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is in large part mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. Management believes that adoption of SFAS 133 will not have a material impact on the Registrant's financial position or results of operations upon adoption based on the derivative instruments that existed at September 30, 2000. However, changing market conditions, and the volume of future transactions which fall within the scope of SFAS 133, as amended, and the interpretations from the FASB's Derivative Implementation Group could change management's current assessment. As a result, SFAS 133, as amended, could increase the volatility of the Registrant's future earnings and could be material to the Registrant's financial position and results of operations upon adoption.

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

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                     September 30  December 31,
ASSETS                                                  2000           1999
                                                     -----------   ------------
Property and plant, at original cost:
   Electric00                                      $ 12,623,029      $12,053,411
   Gas                                                  506,822          491,708
   Other                                                 96,410           92,696
                                                   ------------      -----------
                                                     13,226,261       12,637,815
   Less accumulated depreciation and amortization     6,159,140        5,891,340
                                                   ------------      -----------
                                                      7,067,121        6,746,475
Construction work in progress:
  Nuclear fuel in process                               100,975           88,830
                                                        360,247          329,880
                                                   ------------      -----------
         Total property and plant, net                7,528,343        7,165,185
                                                   ------------      -----------
Investments and other assets:
   Investments                                           40,162           66,476
   Nuclear decommissioning trust fund                   194,294          186,760
   Other                                                 89,049           80,737
                                                   ------------      -----------
         Total investments and other assets             323,505          333,973
                                                   ------------      -----------
Current assets:
   Cash and cash equivalents                            237,537          194,882
   Accounts receivable - trade (less allowance
   for doubtful accounts of $10,397 and $7,136
         respectively)                                  302,742          216,344
   Unbilled revenue                                     147,432          154,097
   Other accounts and notes receivable                   29,186           20,668
   Materials and supplies, at average cost -
      Fossil fuel                                       130,398          123,143
      Other                                             118,928          130,081
   Other                                                 39,684           39,791
                                                    -----------      -----------
         Total current assets                         1,005,907          879,006
                                                    -----------      -----------
Regulatory assets:
   Deferred income taxes                                600,359          622,520
   Other                                                163,568          176,931
                                                    -----------      -----------
         Total regulatory assets                        763,927          799,451
                                                    -----------      -----------
Total Assets                                        $ 9,621,682      $ 9,177,615
                                                    ===========      ===========
CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000
    shares authorized - 137,215,462 shares
    outstanding                                     $    1,372       $     1,372
   Other paid-in capital, principally premium
   on common stock                                   1,581,871         1,582,501
   Retained earnings                                 1,675,073         1,505,827
                                                    ----------       -----------
         Total common stockholders' equity           3,258,316         3,089,700
   Preferred stock not subject to
      mandatory redemption                             235,197           235,197
   Long-term debt                                    2,305,212         2,448,448
                                                    ----------       -----------
         Total capitalization                        5,798,725         5,773,345
                                                    ----------       -----------
Minority interest in consolidated subsidiaries           3,955             4,010
Current liabilities:
   Current maturity of long-term debt                   59,697           128,867
   Short-term debt                                     469,743            80,165
   Accounts and wages payable                          254,979           341,274
   Accumulated deferred income taxes                    57,464            70,719
   Taxes accrued                                       325,445           155,396
   Other                                               298,068           300,747
                                                    ----------       -----------
         Total current liabilities                   1,465,396         1,077,168
                                                    ----------       -----------
Accumulated deferred income taxes                    1,537,825         1,493,634
Accumulated deferred investment tax credits            166,333           170,834
Regulatory liability                                   185,561           188,404
Other deferred credits and liabilities                 463,887           470,220
                                                    ----------       -----------
Total Capital and Liabilities                      $ 9,621,682       $ 9,177,615
                                                   ===========       ===========

See Notes to Consolidated Financial Statements.


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)


                                           Three Months Ended        Nine Months Ended       Twelve Months Ended
                                              September 30,             September 30,          September 30,
                                           ------------------        -----------------       -------------------
                                             2000             1999          2000      1999           2000          1999
                                            -----            -----         ----       ----           ----          ----

 OPERATING REVENUES:
    Electric                                $1,158,197     $1,160,693    $2,774,047  $2,620,792   $3,440,845    $3,238,026
    Gas                                         36,275         29,675       181,447     161,600      248,145       220,948
    Other                                          939          3,094         5,597       6,856        6,484         8,777
                                            ----------     ----------    ----------  ----------   ----------    ----------
       Total operating revenues              1,195,411      1,193,462     2,961,091   2,789,248    3,695,474     3,467,751

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                285,157        295,625       770,259     718,493    1,025,043       878,446
       Gas                                      23,632         16,481       106,549      89,840      148,158       120,404
       Other                                   166,008        180,202       469,654     483,661      615,475       641,474
                                            ----------     ----------    ----------  ----------   ----------    ----------
                                               474,797        492,308     1,346,462   1,291,994    1,788,676     1,640,324
    Maintenance                                 79,155         80,976       267,653     252,115      386,411       339,720
    Depreciation and amortization               96,533         90,140       283,092     266,782      366,849       356,110
    Income taxes                               163,706        162,985       287,196     259,996      286,070       285,379
    Other taxes                                 75,535         70,326       203,219     191,435      258,376       250,313
                                            ----------     ----------    ----------  ----------   ----------    ----------
       Total operating expenses                889,726        896,735     2,387,622   2,262,322    3,086,382     2,871,846

 OPERATING INCOME                              305,685        296,727       573,469     526,926      609,092       595,905

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                       1,250          1,141         4,079       6,029        5,211         7,615
    Miscellaneous, net                          (5,481)        (2,784)      (13,481)     (6,718)     (17,576)       (4,050)
                                            -----------    ----------    ----------  ----------   -----------    ----------
       Total other income and (deductions)      (4,231)        (1,643)       (9,402)       (689)     (12,365)        3,565

 INCOME BEFORE INTEREST CHARGES
    AND PREFERRED DIVIDENDS                    301,454        295,084       564,067     526,237      596,727       599,470

 INTEREST CHARGES AND PREFERRED
    DIVIDENDS:
    Interest                                    44,223         43,396       129,411     131,444      166,242       176,726
    Allowance for borrowed funds
       used during construction                 (2,136)        (1,292)       (5,928)     (5,359)      (7,692)       (6,837)
    Preferred dividends of subsidiaries          3,230          3,161         9,469       9,455       12,664        12,603
                                            -----------    -----------   ----------  -----------  -----------    ---------
       Net interest charges and preferred       45,317         45,265       132,952     135,540      171,214       182,492
           dividends
 NET INCOME                                 $  256,137     $  249,819    $  431,115  $  390,697   $  425,513    $  416,978
                                            ==========     ==========    ==========  ==========   ==========    ==========

  EARNINGS PER COMMON SHARE -
    BASIC AND DILUTED (Based on
          average shares outstanding)            $1.87         $1.82         $3.14        $2.85        $3.10         $3.04
                                            ==========    ==========     =========   ==========   ==========    ==========
 AVERAGE COMMON SHARES
  OUTSTANDING                              137,215,462    137,215,462  137,215,462  137,215,462  137,215,462   137,215,462
                                           ===========    ===========  ===========  ===========  ===========   ===========

<
 See Notes to Consolidated Financial Statements.


                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                          2000         1999
                                                          ----         ----

 Cash Flows From Operating:
   Net income                                          $ 431,115    $ 390,697
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    273,841      259,447
       Amortization of nuclear fuel                       27,714       30,823
        Allowance for funds used during construction     (10,007)     (11,388)
        Deferred income taxes, net                        11,976      (16,493)
        Deferred investment tax credits, net              (4,501)      (6,021)
        Changes in assets and liabilities:
           Receivables, net                              (88,251)     (82,561)
           Materials and supplies                          3,898      (12,072)
           Accounts and wages payable                    (86,295)     (34,619)
           Taxes accrued                                 170,049      188,824
           Pension and postretirement benefits            (2,974)      33,192
           Credit to customers                           (20,507)      42,510
           Other, net                                     55,862       71,519
                                                       ---------    ---------
Net cash provided by operating activities                761,920      853,858

Cash Flows From Investing:
   Construction expenditures                            (657,622)    (342,352)
   Allowance for funds used during construction           10,007       11,388
   Nuclear fuel expenditures                             (11,691)     (19,662)
   Other                                                  26,314       23,829
                                                       ---------    ---------
Net cash used in investing activities                   (632,992)    (326,797)

Cash Flows From Financing:
   Dividends on common stock                            (261,395)    (261,395)
   Redemptions:
      Nuclear fuel lease                                  (8,276)     (11,332)
      Short-term debt                                       --        (58,528)
      Long-term debt                                    (491,050)     (60,000)
   Issuances:
      Nuclear fuel lease                                   7,270       60,045
      Short-term debt                                    389,578         --
      Long-term debt                                     277,600       58,400
                                                       ---------    ---------
Net cash used in financing activities                    (86,273)    (272,810)

Net change in cash and cash equivalents                   42,655      254,251
Cash and cash equivalents at beginning of year           194,882       76,863
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 237,537    $ 331,114
                                                       =========    =========


Cash paid during the periods:
   Interest (net of amount capitalized)                $ 118,111    $ 111,005
   Income taxes, net                                   $ 157,399    $ 157,774

See Notes to Consolidated Financial Statements.


AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

Note 1 - Ameren Corporation (Ameren) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger). As a result of the Merger, Ameren has a 60% ownership interest in Electric Energy, Inc. (EEI). EEI owns and operates an electric generation and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. That interest is consolidated for financial reporting purposes. Since the Merger, Ameren has formed AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, and Ameren Services Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for the operating utility subsidiaries and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. AmerenEnergy Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

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

 A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the Merger. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. At September 30, 2000, the Registrant has recorded estimated credits that the Registrant expects to pay its Missouri electric customers of $20 million, $35 million and $25 million for the plan years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively. During the three months ended September 30, 2000, the Registrant recorded an estimated credit of $20 million (8 cents per share) for the plan year ended June 30, 2001. No credits under the New Plan were recorded during the same period last year. For the nine months ended September 30, 2000, the Registrant recorded estimated credits in total of $35 million (15 cents per share) for plan year under the New Plan compared to $30 million (12 cents per share) in the prior period. These credits were reflected as a reduction in electric revenues. The final amount of the credits will depend on several factors, including the Registrant's earnings for the respective 12 months ended June 30.

In November 2000, the MoPSC approved a stipulation and agreement of the parties regarding the credit to be paid by the Registrant to its Missouri electric customers for the plan year ended June 30, 1999. Based on the provisions of the stipulation and agreement, the credit to be paid to electric customers for the plan year ended June 30, 1999 will approximate $22 million.

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

Note 6- - The Company's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating
Engineers. These employees comprise approximately 68% of the Company's workforce. New contracts with collective bargaining units representing approximately 59% of these employees were ratified in 1999 with terms expiring in 2002. New contracts with collective bargaining units representing approximately 21% of these employees were ratified in 2000 with terms expiring in 2003. In August 2000, the remaining collective bargaining units representing approximately 19% of the Registrant's union employees, ratified the Company's last, best and final offer for a new contract with a term expiring in 2003.

Note 7- On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator and to become a member of the
Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity

Note 8- In September 2000, AmerenUE and AmerenCIPS filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas businesses and its Illinois-based distribution and transmission assets and personnel to AmerenCIPS. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to AmerenCIPS at historical net book value. In October 2000, AmerenUE filed a request with the MoPSC for approval of this transfer. The transfer is also subject to regulatory filings and approvals of the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission.

Note 9 - Segment information for the three-month, nine-month and 12-month periods ended September 30, 2000 and 1999 is as follows:
-------------------------------------------------------------------------------
                                        Regulated           Reconciling
(in millions)                           Utilities  All Other  Items *     Total
-------------------------------------------------------------------------------

Three months ended September 30, 2000:

Revenues                                 $1,093     $289       $(187)    $1,195
Net Income                                  232       24          --        256
--------------------------------------------------------------------------------

Three months ended September 30, 1999:

Revenues                                 $1,185    $  62       $ (54)    $1,193
Net Income                                  248        2          --        250
--------------------------------------------------------------------------------

Nine months ended September 30, 2000:

Revenues                                 $2,787    $551        $(377)    $2,961
Net Income                                  396      35           --        431
--------------------------------------------------------------------------------

Nine months ended September 30, 1999:

Revenues                                 $2,742    $182        $(135)    $2,789
Net Income                                  387       4           --        391
--------------------------------------------------------------------------------

12 months ended September 30, 2000:

Revenues                                 $3,500    $611        $(416)    $3,695
Net Income                                  392      34           --        426
--------------------------------------------------------------------------------

12 months ended September 30, 1999:

Revenues                                 $3,397    $230        $(159)   $ 3,468
Net Income                                  408       9           --        417
--------------------------------------------------------------------------------

* Elimination of intercompany revenues.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     On June 23, 2000, the United States Environmental Protection Agency (EPA) notified Union Electric Company (AmerenUE), the Registrant's subsidiary, and numerous other companies that certain properties in Sauget, Illinois, may contain soil and groundwater contamination. From approximately 1926 until 1976, AmerenUE operated a power generating facility and currently owns and operates electric transmission facilities in the area. AmerenUE has joined with nine other companies to perform an investigation of soil and groundwater conditions in the area and is currently negotiating with the EPA the terms of an Administrative Order on Consent that provides for the performance of such work. The investigation process should take approximately two years. At this time, the Registrant is unable to predict the ultimate impact of the Sauget site on its future financial position, results of operations or liquidity.

     On September 25, 2000, the United States Department of Justice was granted leave by the United States District Court - Southern District of Illinois to add numerous additional parties, including AmerenUE, to a pre-existing lawsuit between the government and Monsanto Chemical Company and others. The government seeks recovery of response costs under the Comprehensive Environmental Response Compensation Liability Act of 1980 (commonly known as CERCLA or Superfund), incurred in connection with an Illinois Superfund site referred to as Dead Creek. AmerenUE owns a transmission line which traverses the creek. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

     Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 1999 and Item 1. Legal Proceedings in Part II of the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, for information relating to litigation concerning the alleged exposure to carcinogens contained in coal tar at the Taylorville, Illinois, manufactured gas plant site of Central Illinois Public Service Company (AmerenCIPS), the Registrant's subsidiary. On October 4, 2000, the Illinois Supreme Court granted AmerenCIPS' request to review a decision issued by the Illinois Appellate Court in March 2000 which upheld a $3.2 million verdict in favor of the plaintiffs against AmerenCIPS. The Registrant believes that final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

     On August 24, 2000, Steven and Tina Brannon sued the Registrant and its subsidiaries, AmerenCIPS and AmerenEnergy Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

     Reference  is  made  to  Item  1.  Legal  Proceedings  in  Part  II of  the
Registrant's Form 10-Q for the quarterly period ended June 30, 2000, for information relating to a lawsuit filed in the Circuit Court of Madison County, Illinois, by twenty-three named plaintiffs alleging negligence on behalf of AmerenCIPS and Dover Elevator Company (Dover) for injuries arising out of an elevator accident which occurred at the AmerenCIPS' Newton Power Plant in November 1996. In mid-October 2000, a settlement agreement was entered into which (i) capped all of the plaintiffs' damages and (ii) apportioned fault between AmerenCIPS and Dover as to approximately one-half of the plaintiffs. The settlement is the subject of a confidentiality agreement. Subsequently, an apportionment trial was held between AmerenCIPS and Dover as to the remaining plaintiffs. The jury found AmerenCIPS ninety-five percent at fault and Dover five percent at fault. The Registrant has adequate insurance to cover the settlement and the judgment entered in these proceedings. As such, the final resolution of this lawsuit will not have a material adverse effect on the Registrant's financial position, results of operations or liquidity.

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

                                                  AMEREN CORPORATION
                                                     (Registrant)

                                             By  /S/ Donald E. Brandt
                                                ---------------------
                                                   Donald E. Brandt
                                          Senior Vice President, Finance
                                           (Principal Financial Officer)

Date:  November 14, 2000