Form 10-K405
period 2000-12-31
AMEREN CORP
filed 2001-03-30
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to _______.

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ).

        Aggregate market value of voting stock held by non-affiliates as of March 8, 2001, based on closing prices most recently available as reported in The Wall Street Journal: $5,682,092,281.

        Shares of Common Stock, $ .01 par value, outstanding as of March 8, 2001: 137,215,462 shares.

                      DOCUMENTS INCORPORATED BY REFERENCES.

        Portions of the registrant's 2000 Annual Report to Stockholders (the "2000 Annual Report") are incorporated by reference into Parts I, II and IV.

        Portions of the registrant's definitive proxy statement for the 2001 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item  1  -  Business
              General..........................................................1
              Capital Program and Financing....................................2
              Rates............................................................3
              Fuel Supply for Electric Generating Facilities...................3
              Regulation.......................................................4
              Industry Issues..................................................7
              Operating Statistics(1)..........................................7

Item  2  -  Properties.........................................................7
Item  3  -  Legal Proceedings..................................................9
Item  4  -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Company (Item 401(b) of Regulation S-K).............10

PART II

Item  5  -  Market for Registrant's Common Equity and Related
                 Stockholder Matters(1).......................................12
Item  6  -  Selected Financial Data(1) .......................................13
Item  7  -  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations(1).................................13
Item  7A -  Quantitative and Qualitative Disclosures about Market Risk(1).....13
Item  8  -  Financial Statements and Supplementary Data(1)....................13
Item  9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item 10   -  Directors and Executive Officers of the Registrant(1)............14
Item 11   -  Executive Compensation(1)........................................14
Item 12   -  Security Ownership of Certain Beneficial Owners
                  and Management(1)...........................................14
Item 13   -  Certain Relationships and Related Transactions(1)................14

PART IV

Item 14   -  Exhibits, Financial Statement Schedules and Reports on Form 8-K..14

SIGNATURES   .................................................................18
EXHIBITS     .................................................................19

--------
(1) Incorporated herein by reference.

(2) Not applicable and not included herein.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

         The Registrant, Ameren Corporation (Ameren or the Company), was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated (CIPSCO) and Union Electric Company (AmerenUE) combined with the result that the common shareholders of CIPSCO and AmerenUE became the common shareholders of the Company, and the Company became the owner of 100% of the common stock of AmerenUE and CIPSCO's operating subsidiaries, Central Illinois Public Service Company (AmerenCIPS) and CIPSCO Investment Company (the Merger).

         For additional information about the Merger, see "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the "Notes to Consolidated Financial Statements" on Pages 15, 30, and 31, respectively, of the 2000 Annual Report pages incorporated herein by reference.

         Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and does not own or operate any significant assets other than the stock of its subsidiaries. Dividends on Ameren's Common Stock are dependent on distributions to be made to it by its subsidiaries.

         Ameren's primary operating subsidiaries are AmerenCIPS, AmerenUE and AmerenEnergy Generating Company (Generating Company), which are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. AmerenCIPS, a first tier subsidiary, is an Illinois corporation organized in 1902. It supplies electric and gas utility service to territories in central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenCIPS supplies electric service to about 325,000 customers and natural gas service to about 175,000 customers. AmerenUE, also a first tier subsidiary, was incorporated in Missouri in 1922, and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. AmerenUE supplies electric service to about 1.1 million customers and natural gas service to about 125,000 customers. Generating Company, a wholly owned nonregulated electric generating subsidiary of AmerenEnergy Resources Company, was incorporated in Illinois in March 2000 in conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law). This law provides for electric utility restructuring and introduces competition into the supply of electric energy at retail in Illinois. Generating Company commenced operation on May 1, 2000 when AmerenCIPS transferred all of its generating assets to it at net book value, consisting of the generating facilities described below under "Item 2. Properties", all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and some other related rights, assets and liabilities. For additional information on the Illinois Law, its impact on the Company, and the generating assets transfer, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 20 and Notes 1 and 2 to the "Notes to Consolidated Financial Statements" on Pages 30 and 31, respectively, of the 2000 Annual Report pages incorporated herein by reference. The 2000 Annual Reports on Form 10-K for AmerenCIPS and AmerenUE are available from the Company upon request.

         On a consolidated basis, 91.4% of the Company's 2000 operating revenues were derived from the sale of electric energy, 8.4% came from the sale of natural gas, and .2% came from other sources. Consolidated electric operating revenues as a percentage of total operating revenues were 93.3% in the years 1999 and 1998.

         The Company, directly or indirectly, also owns all of the common stock of the following principal subsidiary companies: (a) CIPSCO Investment Company, a nonregulated investment company incorporated in Illinois; (b) Ameren Services Company, a Missouri corporation which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren and all of its subsidiaries; (c) AmerenEnergy, Inc., a Missouri corporation which primarily serves as an energy trading and marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers; (d) Ameren Development Company, a nonregulated holding company incorporated in Missouri encompassing Ameren's nonregulated products and services; and (e) AmerenEnergy Resources Company (until March 2000, known as Ameren Intermediate Holding Co., Inc.), a nonregulated Illinois holding company for Generating Company and its marketing affiliate (AmerenEnergy Marketing Company) and for AmerenEnergy Fuels and Services Company which manages coal, natural gas and fuel oil purchases for the Ameren companies on a centralized basis. In addition, through AmerenCIPS and AmerenUE, the Company owns 60% of the common stock of Electric Energy, Inc., which owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

         At December 31, 2000, the Company and its subsidiaries had 7,342 employees. For information on labor agreements and other labor matters, see Note 12 to the "Notes to Consolidated Financial Statements" on Page 41 of the 2000 Annual Report pages incorporated herein by reference.

         For additional information regarding the Company's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15-24 and the Consolidated Financial Information on Pages 25-48 of the 2000 Annual Report pages incorporated herein by reference.

                          CAPITAL PROGRAM AND FINANCING

         For information on the Company's capital program and financial needs, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18, and Notes 5, 7, 8, and 12 to the "Notes to Consolidated Financial Statements" on Pages 35, 36, and 41, respectively, of the 2000 Annual Report pages incorporated herein by reference.

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

         Pursuant to Generating Company's indenture relating to its senior notes issued on November 1, 2000, in order to incur additional indebtedness (other than certain intercompany borrowings and debt assumptions), Generating Company must comply with a senior debt service coverage test and a senior debt to capital test, both after giving effect to the additional indebtedness contemplated. For the senior debt service coverage test, generally, the ratio of Generating Company's earnings before interest, tax, depreciation and amortization to interest and principal payments, if any, on Generating Company's senior indebtedness must be two and one-half times or greater for the most recently ended four fiscal quarters at the time of performing the test. The senior debt to capital test, generally, requires that Generating Company's ratio of senior debt to total capital must not exceed 60% as of the most recently ended fiscal quarter for which financial statements have been prepared. However, notwithstanding the two tests described above, Generating Company may incur such additional indebtedness if each of Moody's Investors Services, Inc. and Standard & Poor's Ratings Services provides a ratings reaffirmation after giving effect to the additional indebtedness. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 8 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2000 Annual Report pages incorporated herein by reference for information on Generating Company's senior notes. Generating Company filed a registration statement in March 2001 (File No. 333-56594) to register the senior notes under the Securities Act of 1933, as amended, to permit an exchange offer of the senior notes.

                                      RATES

         For the year 2000, approximately 56%, 23%, and 21% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission (ICC), and the Federal Energy Regulatory Commission (FERC) of the U. S. Department of Energy, respectively. For information on rate matters in these jurisdictions, see "Results of Operations", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15 and 20, respectively, and Note 2 to the "Notes to Consolidated Financial Statements" on Page 31 of the 2000 Annual Report pages incorporated herein by reference.

         Reference is being made to "Rate Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Missouri Electric) to the "Notes to Consolidated Financial Statements" on Page 31 of the 2000 Annual Report pages incorporated herein by reference, for a discussion of the Missouri electric customer credits paid or recorded by the Company under its MoPSC-approved three-year experimental alternative regulation plan covering the period July 1, 1998 through June 30, 2001 (the New Plan) and the status of efforts to extend that plan. In March 2001, the MoPSC approved a stipulation and agreement of parties regarding the credit for the plan year ended June 30, 2000. In total, the Company will pay its Missouri electric customers approximately $30 million in credits. Also on March 8, 2001, the MoPSC, in response to the February 1, 2001 filings of the Company, MoPSC staff and other parties addressing the merits of a plan extension, issued an Order authorizing the MoPSC staff to file an earnings complaint to seek a rate reduction for the Company upon expiration of the New Plan on July 1, 2001, if the MoPSC staff determines such a complaint is warranted. In addition, the Order stated that the New Plan will not be continued beyond the June 30, 2001 expiration date. The Company continues to engage in discussions with the MoPSC staff and other parties in an effort to address issues associated with the expiration of the New Plan, including the development of a new alternative regulation plan. At this time, the Company cannot predict the outcome of these discussions or the timing or amount of any future rate reductions.

                 FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES



COST OF FUELS                                                               YEAR
-------------                            ---------------------------------------------------------------------------
                                            2000            1999            1998           1997            1996
                                            ----            ----            ----           ----            ----
AMERENUE
Per Million BTU     - Coal              96.004 cents     100.685 cents   100.015 cents   105.600 cents    112.250 cents
                    - Nuclear           40.269 cents      46.552 cents    48.803 cents    47.472 cents     47.499 cents
                    - System            84.213 cents      89.833 cents    90.378 cents    92.816 cents     96.596 cents

amerencips/GENERATING COMPANY*
Per Million BTU     - System (Coal)     123.77 cents     139.700 cents   152.738 cents   163.000 cents    171.000 cents

         * On May 1, 2000, all of AmerenCIPS' electric generating facilities and related fuel supply agreements were transferred to Generating Company (see "General" section above). Since that date, Generating Company has been responsible for fuel costs. Prior to that, fuel costs were the responsibility of AmerenCIPS.

         OIL. The actual and prospective use of such fuel is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

         GAS. The combustion turbine generator equipment (CTs) which the Company placed into commercial operation in 2000 and the additional CTs that it has committed to purchase are fueled by natural gas or have dual fuel capability. Consequently, the prospective use of natural gas to supply the Company's generating facilities is expected to increase significantly. The Company does not expect to experience difficulty in obtaining adequate supplies to support the new generation facilities. The Company's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. For additional information on the purchase of CTs and related fuel matters, see "Liquidity and Capital Resources" and "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 22, respectively, and Note 12 to the "Notes to Consolidated Financial Statements" on Page 41 of the 2000 Annual Report pages incorporated herein by reference.

         COAL. Because of uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors, the Company has a policy of maintaining coal inventory consistent with its expected burn practices. Recently, the Company has experienced some delays in its coal deliveries due to certain transportation and operating constraits in the system. The Company is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

         NUCLEAR. The components of the nuclear fuel cycle required for nuclear generating units are as follows: (1) uranium; (2) conversion of uranium into uranium hexafluoride; (3) enrichment of uranium hexafluoride; (4) conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and (5) disposal and/or reprocessing of spent nuclear fuel.

         The Company has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services through 2002. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, and refuelings are presently scheduled for the spring of 2001 and the fall of 2002.

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

         For additional information on the Company's "Fuel Supply", see "Results of Operations", "Liquidity and Capital Resources", "Market Risk Related to Financial Instruments and Commodity Instruments" and "Effects of Inflation and Changing Prices" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15, 18, 22 and 24, respectively, and Notes 1, 12 and 13 to the "Notes to Consolidated Financial Statements" on Pages 30, 41 and 43, respectively, of the 2000 Annual Report pages incorporated herein by reference.

                                   REGULATION

         GENERAL MATTERS. As a holding company registered with the Securities and Exchange Commission (SEC) under the PUHCA, Ameren, along with its subsidiaries, is subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, the services performed by Ameren Services Company and AmerenEnergy Fuels and Services Company, and the activities of certain other subsidiaries. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS and AmerenUE are subject to approval by the SEC under the PUHCA.

         Generating Company is certified by the FERC as an "exempt wholesale generator" under the Energy Policy Act of 1992 and as a result is not a "public utility company" under the PUHCA. As an exempt wholesale generator, Generating Company is exempt from most of the provisions of PUHCA that otherwise would apply to it as a subsidiary of a registered holding company. Issuance of securities by Generating Company is not subject to approval by the SEC under the PUHCA. The SEC has no jurisdiction over the sale of electricity by Generating Company to affiliates or non-affiliates. The SEC may impose limitations on Ameren in connection with its financing for the purpose of investing in exempt wholesale generators and foreign utility companies if Ameren's aggregate investment in those activities exceeds 50% of its consolidated retained earnings. At December 31, 2000, Ameren's aggregate investment in those entities was 13% of its consolidated retained earnings.

         AmerenCIPS and AmerenUE are subject to regulation, as applicable, by the MoPSC and the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. Generating Company is not subject to regulation by the ICC or the MoPSC.

         AmerenCIPS, AmerenUE and Generating Company are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, issuance of securities, and certain other matters. Issuance of short-term and long-term debt by Generating Company is subject to approval by the FERC.

         In many states, including Illinois, companies that sell electricity directly to retail customers under deregulation legislation must be registered or licensed. AmerenEnergy Marketing Company, Generating Company's marketing affiliate, has obtained "alternative retail electricity supplier" status in Illinois and is seeking comparable status in other states where retail competition is developing.

         For information on regulatory matters in these jurisdictions, including the current status of electric utility restructuring in Illinois and Missouri, see "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 20 and Note 2 to the "Notes to Consolidated Financial Statements" on Page 31 of the 2000 Annual Report pages incorporated herein by reference.

         Reference is being made to "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 20 and Note 2 (Midwest ISO) to the "Notes to Consolidated Financial Statements" on Page 32 of the 2000 Annual Report pages incorporated herein by reference, for a discussion of Ameren's withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO). In February 2001, in a proceeding before the FERC, the Alliance Regional Transmission Organization (Alliance RTO) and the Midwest ISO reached an agreement that enables Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement remains subject to FERC approval. The Company's withdrawal from the Midwest ISO also remains subject to MoPSC approval. In addition, Ameren's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and ICC approvals. At this time, the Company is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

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

         ENVIRONMENTAL MATTERS. Ameren and its subsidiaries, in certain of their operations, are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on Ameren and its subsidiaries, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the companies into compliance. These companies are in material compliance with existing regulations.

         On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against AmerenCIPS and several other defendants. The complaint sought unspecified monetary damages and alleged that, as a result of exposure to carcinogens contained in coal tar at the AmerenCIPS Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". In 1998, a jury awarded plaintiffs $3.2 million. In March 2000, the Illinois Appellate Court, on an appeal by AmerenCIPS, upheld the plaintiffs' verdict. In October 2000, the Illinois Supreme Court granted AmerenCIPS' request to review the Illinois Appellate Court's decision. The Company believes that final disposition of this matter will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         On August 24, 2000, Steven and Tina Brannon sued the Company, AmerenCIPS and Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Company believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

         On August 2, 1996, the Illinois Attorney General filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at AmerenCIPS' (now Generating Company's) Hutsonville Power Station. The complaint sought monetary penalties and the award of attorney fees. In accordance with the terms of a settlement agreement with the Illinois Environmental Protection Agency and the Illinois Attorney General, Generating Company has constructed a new lined fly ash basin at the Hutsonville Power Station and intends to close the existing unlined basin. The proposed settlement has been presented to the Board for approval. The Company believes that final disposition of this matter will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         For additional discussion of environmental matters, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 12 to the "Notes to Consolidated Financial Statements" on Page 41 of the 2000 Annual Report pages incorporated by reference. Reference is being made to these 2000 Annual Report pages for a discussion of regulations issued by the United States Environmental Protection Agency (EPA) in July 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The regulations had been remanded back to the EPA for review, and the EPA appealed that decision to the U.S. Supreme Court. On February 27, 2001, the U.S. Supreme Court reversed and remanded the case to the U.S. Court of Appeals for the District of Columbia for further evaluation and opinion. The Supreme Court ruled that Congress, in enacting Clean Air Act provisions that authorized the EPA to determine air quality standards, did not unconstitutionally delegate legislative power to the agency. The Supreme Court also rejected industry arguments that the EPA should have considered implementation costs in setting air quality standards. The ruling reaffirms the EPA's authority to establish uniform air quality standards at a level that is sufficient to protect public health. However, the manner in which the EPA proposed to implement the proposed air quality standard for ozone was ruled unlawful and the Supreme Court ordered the remand of the EPA's implementation policy to the agency for further consideration. When the proposed ambient standards are ultimately enacted, such standards will require significant additional reductions in SO2 and NOx emissions from the Company's power plants. At this time, the Company is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

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

         Also see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 20 and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 31 and 41, respectively, of the 2000 Annual Report pages incorporated herein by reference. In Missouri, the Company is participating in discussions with the state legislature regarding legislation that would not restructure the electric industry, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would allow the State's largest nonresidential customers to choose their electric supplier, among other things. At this time, the Company cannot predict whether any electric industry legislation will be passed, or what the provisions of any such legislation will be.

                              OPERATING STATISTICS

         The information on Pages 47 and 48 in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 2.  PROPERTIES.

         For information on the Company's principal properties, planned additions or replacements and transfers, see "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 20, respectively, and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 31 and 41, respectively, of the 2000 Annual Report pages incorporated herein by reference. Future plans regarding additional electric generating facilities referred to in the 2000 Annual Report pages are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, the Company's results of operations and financial condition, availability of financing and other factors determined by management.

         The Company is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Michigan, Illinois and Missouri. The

Company's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved amended joint dispatch agreement between AmerenUE, Generating Company and AmerenCIPS. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of Ameren's transmission facilities with their generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. Ameren has more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others.

         The following table sets forth information with respect to the Company's generating facilities and capability at the time of the expected 2001 peak.


                                                                                     GROSS KILOWATT
             ENERGY                                                                     INSTALLED
             SOURCE              PLANT                    LOCATION                     CAPABILITY
             ------              -----                    --------                   --------------
             Coal*             Labadie              Franklin County, MO                  2,414,000
                               Rush Island          Jefferson County, MO                 1,224,000
                               Newton               Newton, IL                           1,170,000
                               Sioux                St. Charles County, MO               1,006,000
                               Meramec              St. Louis County, MO                   892,000
                               Coffeen              Coffeen, IL                            950,000
                               Meredosia            Meredosia, IL                          359,000
                               Hutsonville          Hutsonville, IL                        161,000
                                                                                      ------------

                                                               Total Coal                8,176,000

             Nuclear           Callaway             Callaway County, MO                  1,174,000

             Hydro             Osage                Lakeside, MO                           212,000
                               Keokuk               Keokuk, IA                             126,000
                                                                                      ------------

                                                               Total Hydro                 338,000

             Oil and           Grand Tower**        Grand Tower, IL                        253,000
             Natural           Venice               Venice, IL                             368,000
             Gas               Other                Various                              1,665,000***
                                                                                      ------------
                                                               Total Oil and
                                                                 Natural Gas             2,286,000
             Pumped-
             storage           Taum Sauk            Reynolds County, MO                    440,000
                                                                                      ------------

                                                               TOTAL                    12,414,000****
                                                                                      ============

              * All of the coal plants in Illinois were transferred to
                Generating Company by AmerenCIPS on May 1, 2000 (see "Item 1. Business - General" above).

             ** The Grand Tower Plant, which was a coal plant transferred to
                Generating Company by AmerenCIPS on May 1, 2000, is being repowered with two gas-fired combustion turbine generating units
                (CTs). One CT with 163,000 gross kilowatt installed capability is scheduled to go into commercial operation before the expected 2001 peak.

            *** Includes 649,000 of gross kilowatt installed capability of CTs placed into service in 2000 and 450,000 of gross kilowatt installed capability of CTs scheduled for service before the expected 2001 peak (in addition to the Grand Tower CT referred to above).

           **** Excludes gross kilowatt installed capability of generating facilities owned by Electric Energy, Inc., of which Ameren is a 60% owner.

         As of December 31, 2000, AmerenCIPS owned approximately 1,900 circuit miles of electric transmission lines. AmerenCIPS operates one propane-air plant and 4,800 miles of natural gas transmission and distribution mains. As of that date, AmerenUE owned approximately 3,500 circuit miles of electric transmission lines. AmerenUE operates three propane-air plants and 2,800 miles of gas mains. Other properties of the companies include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

         Substantially all of the properties and plant of AmerenCIPS and AmerenUE are subject to the direct first liens of the indentures securing their first mortgage bonds. On May 1, 2000, AmerenCIPS transferred all of its generating facilities and related assets to Generating Company. As a part of this transfer, AmerenCIPS' generating property and plant were released from the lien of the indenture securing its first mortgage bonds and such property and plant are presently unencumbered. For additional information on this asset transfer, see "General" section under "Item 1. Business" herein and "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 20, respectively, and Note 2 to the "Notes to Consolidated Financial Statements" on Page 31 of the 2000 Annual Report pages incorporated herein by reference.

         Reference is being made to "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 2 to the "Notes to Consolidated Financial Statements" on Page 31 of the 2000 Annual Report pages incorporated herein by reference, for a discussion of Ameren's plans to cause AmerenUE's Illinois electric and natural gas utility properties to be transferred to AmerenCIPS. In March 2001, Ameren decided it will no longer pursue those plans and will be taking the necessary action to withdraw its pending requests for regulatory approvals.


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

         For additional information on legal and administrative proceedings, see "Regulation" under Item 1 herein and "Liquidity and Capital Resources", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 20, respectively, and Notes 2 and 12 to the "Notes to Consolidated Financial Statements" on Pages 31 and 41, respectively, of the 2000 Annual Report pages incorporated herein by reference.

                        --------------------------------

         Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:


                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/00            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
Ameren Corporation
Charles W. Mueller                      62              Chairman, President and
                                                        Chief Executive Officer,
                                                        and Director                                 12/31/97
Donald E. Brandt                        46              Senior Vice President                        12/31/97
Warner L. Baxter                        39              Vice President                                 5/1/98
                                                        and Controller                               12/31/97
Steven R. Sullivan                      40              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Jerre E. Birdsong                       46              Treasurer                                     4/23/96

AmerenUE (Subsidiary)
Charles W. Mueller                      62              President,                                     7/1/93
                                                        Chief Executive Officer                        1/1/94
                                                        and Director                                  6/11/93
Donald E. Brandt                        46              Senior Vice President                          7/1/88
                                                        and Director                                  4/28/98
Daniel F. Cole                          47              Senior Vice President                         7/12/99
Garry L. Randolph                       52              Senior Vice President                        10/16/00
Thomas R. Voss                          53              Senior Vice President                          6/1/99
Ronald D. Affolter                      47              Vice President                               10/16/00
Warner L. Baxter                        39              Vice President,                                5/1/98
                                                        Controller and                                 8/1/96
                                                        Director                                      4/22/99
William J. Carr                         63              Vice President                                10/1/88
Michael J. Montana                      54              Vice President                                 7/1/88
Charles D. Naslund                      48              Vice President                                 2/1/99
William C. Shores                       62              Vice President                                 7/1/88
Steven R. Sullivan                      40              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Jerre E. Birdsong                       46              Treasurer                                      7/1/93

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:


                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/00            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
AmerenCIPS (Subsidiary)

Gary L. Rainwater                       54              President, Chief Executive Officer             1/1/98
                                                        and Director                                  12/2/97
Thomas R. Voss                          53              Senior Vice President                          6/1/99
Warner L. Baxter                        39              Vice President,                               4/22/99
                                                        Controller and                               12/31/97
                                                        Director                                      4/22/99
Michael J. Montana                      54              Vice President                                4/28/98
Gilbert W. Moorman                      57              Vice President                                 6/1/88
Craig D. Nelson                         47              Vice President                                4/28/98
Steven R. Sullivan                      40              Vice President, General Counsel
                                                        and Secretary                                 11/7/98
Jerre E. Birdsong                       46              Treasurer                                    12/31/97

Ameren Services Company (Subsidiary)

Charles W. Mueller                      62              President, Chief Executive
                                                        Officer and Director                          11/4/97
Paul A. Agathen                         53              Senior Vice President                        12/31/97
                                                        and Director                                  4/27/99
Donald E. Brandt                        46              Senior Vice President                        12/31/97
                                                        and Director                                  11/4/97
Daniel F. Cole                          47              Senior Vice President                          6/1/99
Thomas R. Voss                          53              Senior Vice President                          6/1/99
Warner L. Baxter                        39              Vice President                                4/28/98
                                                        and Controller                               12/31/97
Charles A. Bremer                       56              Vice President                               12/31/97
William J. Carr                         63              Vice President                                 7/7/99
J. L. Davis                             53              Vice President                               12/31/97
Jean M. Hannis                          53              Vice President                               12/31/97
Michael J. Montana                      54              Vice President                               12/31/97
Michael G. Mueller                      37              Vice President                                9/18/00
Charles D. Naslund                      48              Vice President                                 5/1/00
Craig D. Nelson                         47              Vice President                               12/31/97
Gregory L. Nelson                       43              Vice President                                2/16/99
J. Kay Smith                            55              Vice President                                 7/1/99
Steven R. Sullivan                      40              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
David A. Whiteley                       44              Vice President                                 1/1/00
Samuel E. Willis                        56              Vice President                               12/31/97
Ronald C. Zdellar                       56              Vice President                               12/31/97
Jerre E. Birdsong                       46              Treasurer                                    12/31/97

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:


                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/00            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
AmerenEnergy Resources Company (Subsidiary)

Gary L. Rainwater                       54              President                                    12/10/99
R. Alan Kelley                          48              Vice President                               11/13/00
Steven R. Sullivan                      40              Vice President, General
                                                        Counsel and Secretary                         9/15/99
Jerre E. Birdsong                       46              Treasurer                                     9/15/99

AmerenEnergy Generating Company (Subsidiary)

Gary L. Rainwater                       54              President and Director                         3/2/00
R. Alan Kelley                          48              Senior Vice President                          3/2/00
Warner L. Baxter                        39              Vice President and Controller                  7/5/00
Michael J. Montana                      54              Vice President                                11/6/00
Robert L. Powers                        52              Vice President                                 7/5/00
Jerry L. Simpson                        44              Vice President                                 3/2/00
Steven R. Sullivan                      40              Vice President, General Counsel
                                                        and Secretary                                  3/2/00
Jerre E. Birdsong                       46              Treasurer                                      3/2/00

AmerenEnergy Fuels and Services Company (Subsidiary)

Gary L. Rainwater                       54              President and Director                        9/18/00
Warner L. Baxter                        39              Vice President and Controller                 9/18/00
Michael G. Mueller                      37              Vice President                                9/18/00
Steven R. Sullivan                      40              Vice President, General Counsel
                                                        and Secretary                                 9/18/00
Jerre E. Birdsong                       46              Treasurer                                     9/18/00

         All officers are elected or appointed annually by the respective Board of Directors of such company following the election of such Board at the annual meetings of stockholders. There are no family relationships between the foregoing officers of the Company or its subsidiaries except that Charles W. Mueller is the father of Michael G. Mueller. Except for Messrs. Gregory L. Nelson and Steven R. Sullivan, each of the above-named executive officers has been employed by the Company or its subsidiaries for more than five years in executive or management positions. Mr. Nelson was previously employed by the law firm of Thelen Reid & Priest LLP. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.


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

         For additional information on the Shareholder Rights Plan, see Note 6 to the "Notes to Consolidated Financial Statements" on Page 35 of the 2000 Annual Report pages incorporated herein by reference. Also see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 8 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2000 Annual Report pages incorporated herein by reference for information on senior notes issued in a private placement on November 1, 2000 by AmerenEnergy Generating Company, a subtier subsidiary of the Company.

         Additional information required to be reported by this item is included under "Common Stock and Dividend Information" on Page 50 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         Information for the 1995-2000 period required to be reported by this item is included on Page 46 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information required to be reported by this item is included on Pages 15 through 24 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Notes 4 and 14 to the "Notes to Consolidated Financial Statements" on Pages 35 and 44, respectively, of the 2000 Annual Report and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company on Pages 25 through 45, the report thereon of PricewaterhouseCoopers LLP appearing on Page 14 and the Selected Quarterly Information on Page 29 of the 2000 Annual Report are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

         Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

         Any information required to be reported by this item is included under "Executive Compensation" in the Company's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Any information required to be reported by this item is included under "Security Ownership of Management" in the Company's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1.  Financial Statements: *


                                                                                                Page From 2000
                                                                                                 Annual Report
                                                                                                 -------------

              Consolidated Report of Independent Accountants..................................          14
              Consolidated Statement of Income - Years 2000, 1999, and 1998...................          25
              Consolidated Balance Sheet - December 31, 2000 and 1999.........................          26
              Consolidated Statement of Cash Flows - Years 2000, 1999, and 1998...............          28
              Consolidated Statement of Retained Earnings
                 - Years 2000, 1999, and 1998.................................................          29
              Notes to Consolidated Financial Statements......................................          30

              *Incorporated by reference from the indicated pages of the 2000
               Annual Report

         2.   Financial Statement Schedule:

              The following schedule, for the years ended December 31, 2000, 1999 and 1998, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).

                                                                    Pages Herein
              Report of Independent Accountants on Financial
                 Statement Schedule....................................  16

              Valuation and Qualifying Accounts (Schedule II)..........  17

         3.   Exhibits: See EXHIBITS beginning on Page 19.

        (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated January 11, 2001, reporting the recording of a nonrecurring charge in the fourth quarter of 2000 as a result of its decision to withdraw from the Midwest ISO.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors
of Ameren Corporation


Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in the 2000 Annual Report to Shareholders of Ameren Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 5, 2001

                               AMEREN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



             Col. A                                     Col. B                Col. C                 Col. D            Col. E
             ------                                     ------                ------                 ------            ------

                                                                            Additions
                                                                    ----------------------------
                                                                       (1)             (2)
                                                      Balance at    Charged to                                     Balance at
                                                      beginning     costs and       Charged to                       end of
         Description                                  of period      expenses     other accounts    Deductions       period
         -----------                                  ---------      --------     --------------    ----------       ------
                                                                                                      (Note)

Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $7,136,340   $11,540,000                      $10,648,306    $8,028,034
                                                      ==========   ===========                      ===========    ==========




Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $8,392,655   $12,240,000                      $13,496,315    $7,136,340
                                                      ==========   ===========                      ===========    ==========




Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                   $4,845,328   $21,167,000                      $17,619,673    $8,392,655
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

                                      AMEREN CORPORATION
                                         (Registrant)

                                      CHARLES W. MUELLER
                                      Chairman, President and
                                      Chief Executive Officer

Date     March 30, 2001               By /s/ Steven R. Sullivan
     ---------------------------        ----------------------------------------
                                        (Steven R. Sullivan, Attorney-in-Fact)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                    TITLE

/s/ C. W. Mueller                                    Chairman, President, Chief
----------------------------------                Executive Officer and Director
CHARLES W. MUELLER                                 (Principal Executive Officer)


/s/ Donald E. Brandt                                      Senior Vice President
----------------------------------                 (Principal Financial Officer)
DONALD E. BRANDT

/s/ Warner L. Baxter                              Vice President and Controller
----------------------------------                (Principal Accounting Officer)
WARNER L. BAXTER

/s/ William E. Cornelius
----------------------------------
WILLIAM E. CORNELIUS, Director

/s/ Clifford L. Greenwalt             /s/ Hanne M. Merriman
----------------------------------    ------------------------------------------
CLIFFORD L. GREENWALT, Director       HANNE M. MERRIMAN, Director

/s/ Thomas A. Hays                    /s/ Paul L. Miller, Jr.
----------------------------------    ------------------------------------------
THOMAS A. HAYS, Director              PAUL L. MILLER, JR., Director

/s/ Richard A. Liddy                  /s/ Robert H. Quenon
----------------------------------    ------------------------------------------
RICHARD A. LIDDY, Director            ROBERT H. QUENON, Director

/s/ Gordon R. Lohman                  /s/ Harvey Saligman
----------------------------------    ------------------------------------------
GORDON R. LOHMAN, Director            HARVEY SALIGMAN, Director

/s/ Richard A. Lumpkin                /s/ Janet McAfee Weakley
----------------------------------    ------------------------------------------
RICHARD A. LUMPKIN, Director          JANET McAFEE WEAKLEY, Director

/s/ John Peters MacCarthy             /s/ James W. Wogsland
----------------------------------    ------------------------------------------
JOHN PETERS MacCARTHY, Director       JAMES W. WOGSLAND, Director


              By /s/ Steven R. Sullivan                  March 30, 2001
                --------------------------------------
                (Steven R. Sullivan, Attorney-in Fact)

                                    EXHIBITS

                             EXHIBITS FILED HEREWITH

EXHIBIT NO.                           DESCRIPTION

     10.1         - Ameren Corporation's (the Company) Deferred Compensation
                    Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001.

     10.2         - The Company's Executive Incentive Compensation Program
                    Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001.

     13           - Those pages of the 2000 Annual Report incorporated herein by reference.

     21           - Subsidiaries of the Company.

     23           - Consent of Independent Accountants.

     24           - Powers of Attorney.



                       EXHIBITS INCORPORATED BY REFERENCE

         The following exhibits heretofore have been filed with the Securities and Exchange Commission (SEC) pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

EXHIBIT NO.                       DESCRIPTION

     2           - Agreement and Plan of Merger, dated as of August 11, 1995, by and among the Company, CIPSCO Incorporated, Union Electric Company d/b/a AmerenUE (AmerenUE), and Arch Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1), Exhibit 2(a)).

     3.1(i)      - Restated Articles of Incorporation of the Company (File No.
                   33-64165, Annex F).

     3.2(i)      - Certificate of Amendment to the Restated Articles of
                   Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998 (1998 Form 10-K, Exhibit 3(i)).

     3.3(ii)     - By-Laws of the Company as amended to December 31, 1997 (1997
                   Form 10-K, Exhibit 3(ii)).

     4.1         - Indenture of Mortgage and Deed of Trust of AmerenUE dated
                   June 15, 1937, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

EXHIBIT NO.                         DESCRIPTION

     4.2          - Supplemental Indentures to the AmerenUE Mortgage


                    DATED AS OF                  FILE REFERENCE                         EXHIBIT NO.
                    -----------                  --------------                         -----------
                    March 1, 1967          2-58274                                          2.9
                    April 1, 1971          AmerenUE Form 8-K, April 1971                    6
                    February 1, 1974       AmerenUE Form 8-K, February 1974                 3
                    July 7, 1980           2-69821                                          4.6
                    May 1, 1990            AmerenUE Form 10-K, 1990                         4.6
                    December 1, 1991       33-45008                                         4.4
                    December 4, 1991       33-45008                                         4.5
                    January 1, 1992        AmerenUE Form 10-K, 1991                         4.6
                    October 1, 1992        AmerenUE Form 10-K, 1992                         4.6
                    December 1, 1992       AmerenUE Form 10-K, 1992                         4.7
                    February 1, 1993       AmerenUE Form 10-K, 1992                         4.8
                    May 1, 1993            AmerenUE Form 10-K, 1993                         4.6
                    August 1, 1993         AmerenUE Form 10-K, 1993                         4.7
                    October 1, 1993        AmerenUE Form 10-K, 1993                         4.8
                    January 1, 1994        AmerenUE Form 10-K, 1993                         4.9
                    December 1, 1996       AmerenUE Form 10-K, 1996                         4.36
                    February 1, 2000       AmerenUE Form 10-K, 2000                         4.1

     4.3         - Indenture of Mortgage or Deed of Trust dated October 1, 1941, from Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Exhibit
                   2.01 in File No. 2-60232).

     4.4         - Supplemental Indentures dated, respectively September 1,
                   1947, January 1, 1949, February 1, 1952, September 1, 1952,
                   June 1, 1954, February 1, 1958, January 1, 1959, May 1, 1963,
                   May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970, April
                   1, 1971, September 1, 1971, May 1, 1972, December 1, 1973,
                   March 1, 1974, April 1, 1975, October 1, 1976, November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980,
                   February 1, 1986, May 15, 1992, July 1, 1992, September 15,
                   1992, April 1, 1993, and June 1, 1995 between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in File No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit
                   2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended Exhibit 2.02 in File No. 2-22326; Amended
                   Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit
                   2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232; Amended Exhibit
                   2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557; Amended Exhibit
                   2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to AmerenCIPS Form 8-K dated May 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated July 1, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated September 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated March 30, 1993; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 5, 1995; Exhibit 4.03 to AmerenCIPS Form 8-K dated March 15, 1997; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 1, 1997; and Exhibit 4.02, Post-Effective Amendment No. 1 in File No. 333-18473.)

EXHIBIT NO.                       DESCRIPTION

     4.5         - Agreement, dated as of October 9, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (October 14, 1998 Form 8-K, Exhibit 4).

     4.6         - Indenture dated as of December 1, 1998 from AmerenCIPS to the
                   Bank of New York relating to AmerenCIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.03, Post-Effective Amendment No. 1 to File No. 333-18473).

     4.7         - Indenture dated as of November 1, 2000 from AmerenEnergy
                   Generating Company (Generating Company) to The Bank of New York, as Trustee, relating to the issuance of senior notes (File No. 333-56594, Exhibit 4.1).

     4.8         - First Supplemental Indenture dated as of November 1, 2000 to
                   Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.2).

     4.9         - Registration Rights Agreement, dated as of November 1, 2000, among Generating Company and the Initial Purchasers relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.5).

    10.3         - The Company's Long-Term Incentive Plan of 1998 (1998 Form
                   10-K, Exhibit 10.1).

    10.4         - The Company's Change of Control Severance Plan (1998 Form
                   10-K, Exhibit 10.2).

    10.5         - The Company's Deferred Compensation Plan for Members of the
                   Board of Directors (1998 Form 10-K, Exhibit 10.4).

    10.6         - Asset Purchase Agreement between Generating Company and
                   AmerenCIPS (June 30, 2000 AmerenCIPS Form 10-Q, Exhibit 10).

    10.7         - Amended Electric Power Supply Agreement between Generating
                   Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

    10.8         - Electric Power Supply Agreement between Marketing Co. and
                   AmerenCIPS (File No. 333-56594, Exhibit 10.3).

    10.9         - Amended Joint Dispatch Agreement among Generating Company,
                   AmerenCIPS and AmerenUE (File No. 333-56594, Exhibit 10.4).

                         EXHIBITS AVAILABLE UPON REQUEST

         The following instruments defining the rights of holders of certain unregistered long-term debt of AmerenCIPS and AmerenUE have not been filed with the SEC but will be furnished upon request.

                - Loan Agreement dated January 1, 1993, between AmerenCIPS and Illinois Development Finance Authority (IDFA) in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

                - Loan Agreement dated June 1, 1993, between AmerenCIPS and IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

                - Loan Agreement dated August 15, 1993, between AmerenCIPS and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

                 - Loan Agreement dated March 1, 2000, between AmerenCIPS and
                   IDFA in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project) Series 2000A due March 1, 2014.

                 - Loan Agreement dated March 1, 2000, between AmerenUE and the
                   State Environmental Improvement and Energy Resources Authority of the State of Missouri (EIERA) in connection with the EIERA's $186,500,000 Environmental Improvement Revenue Refunding Bonds (AmerenUE Project) ($63,500,000 Series 2000A, $63,000,000 Series 2000B, and $60,000,000 Series 2000C) due
                   March 1, 2035.

Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

      Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.

      Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594.

                                    EXHIBITS

                             EXHIBITS FILED HEREWITH

EXHIBIT NO.                       DESCRIPTION

     10.1         - Ameren Corporation's (the Company) Deferred Compensation
                    Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001.

     10.2         - The Company's Executive Incentive Compensation Program
                    Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001.

     13           - Those pages of the 2000 Annual Report incorporated herein by reference.

     21           - Subsidiaries of the Company.

     23           - Consent of Independent Accountants.

     24           - Powers of Attorney.