Form 10-Q
period 2001-03-31
AMEREN CORP
filed 2001-05-15
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For Quarterly Period Ended March 31, 2001

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


                         Registrant's telephone number,
                       including area code: (314) 554-2715


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


Shares outstanding of each of registrant's classes of common stock as of April
    30, 2001: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                       Page No.

Part I               Consolidated Financial Information (Unaudited)

                     Management's Discussion and Analysis                     2

                     Quantitative and Qualitative Disclosure
                     About Market Risk                                        7

                     Consolidated Balance Sheet
                     - March 31, 2001 and December 31, 2000                   9

                     Consolidated Statement of Income
                     - Three months and 12 months ended
                       March 31, 2001 and 2000                               10

                     Consolidated Statement of Cash Flows
                    - Three months ended
                      March 31, 2001 and 2000                                11

                     Consolidated Statement of Common
                     Stockholders' Equity - March 31, 2001 and
                     December 31, 2000                                       12

                     Notes to Consolidated Financial Statements              13


Part II              Other Information                                       18

             PART I. CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and AmerenEnergy Generating Company (Generating Company), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources Company), which is a subsidiary of Ameren. Ameren also has a 60% ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. Ameren's other subsidiaries include AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, Resources Company, Ameren Services Company and CIPSCO Investment Company. AmerenEnergy, an energy trading and marketing subsidiary, primarily serves as a power marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 13, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 2000 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 2000 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
First quarter 2001 ongoing earnings of $65 million, or 48 cents per share, increased $4 million, or 3 cents per share, from 2000's first quarter earnings. 2001 ongoing earnings exclude the impact of a one-time charge of 5 cents per share, associated with the required adoption of a new accounting standard related to derivative financial instruments (see Note 7 under Notes to Consolidated Financial Statements for further information). This resulted in reported earnings of $58 million, or 43 cents per share, for the first quarter of 2001. Earnings for the 12 months ended March 31, 2001, were $454 million, or $3.31 per share, compared to $392 million, or $2.86 per share, for the preceding 12 month period.

Earnings and earnings per share fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO) and charges for coal contract terminations, adoption of a new accounting standard, changes in interest expense, and changes in income and property taxes.

The significant items affecting revenues, costs and earnings during the three-month and 12 month periods ended March 31, 2001 and 2000 are detailed on the following pages.


Electric Operations
Electric Operating Revenues                   Variations for periods ended March 31, 2001
                                                      from comparable prior-year periods
----------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Twelve Months
----------------------------------------------------------------------------------------------

Credit to customers                                 $  ( 5)                       $ (42)
Effect of abnormal weather                              28                           35
Growth and other                                        33                          228
Interchange sales                                       73                           72
EEI sales                                              (16)                         (39)
----------------------------------------------------------------------------------------------
                                                    $  113                        $ 254
----------------------------------------------------------------------------------------------

The $113 million increase in first quarter electric revenues compared to the year-ago quarter was primarily driven by increased native sales. Residential and commercial sales rose by 10 percent and 9 percent, respectively, due to a return to more normal weather. In addition, industrial sales increased 16 percent, primarily due to a new customer contract that became effective in August 2000. Wholesale and interchange sales increased 13 percent and 6 percent, respectively, for the first quarter of 2001 compared to the year-ago quarter, due to strong marketing efforts. These increases were partially offset by a 45 percent decline in EEI sales, as a result of a decrease in sales under a contract with its major customer, and an increase in the estimated credits to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended March 31, 2001 increased $254 million compared to the prior 12 month period. The increase in revenues was primarily driven by increased wholesale sales due to a new customer contract that became effective in January 2000. Residential and commercial sales increased 8 percent and 10 percent, respectively, while industrial sales increased 6 percent. This increase was partially offset by a 41 percent decline in EEI sales, due to a decrease in sales under a contract with a major customer, coupled with an increase in the estimated credit to Missouri electric customers (see Note 5 under Notes to Consolidated Financial Statements for further information).



Fuel and Purchased Power                    Variations for periods ended March 31, 2001
                                                   from comparable prior-year periods
--------------------------------------------- ------------------- ---- -----------------------
(Millions of Dollars)                            Three Months              Twelve Months
--------------------------------------------- ------------------- ---- -----------------------
Fuel:
     Generation                                         $   4                $ 39
     Price                                                 (4)                (31)
     Generation efficiencies and other                      1                 (10)
     Coal contract termination payments                     -                 (52)
Purchased power                                            71                 119
EEI                                                        (9)                 (5)
----------------------------------------------------------------------------------------------
                                                         $ 60                $ 63
----------------------------------------------------------------------------------------------

The $63 million increase in first quarter fuel and purchased power costs compared to the year-ago quarter was primarily driven by increased purchased power, resulting from higher sales volume, partially offset by decreased costs at EEI, due to lower sales.

Fuel and purchased power costs for the 12 months ended March 31, 2001 increased $60 million versus the comparable prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume partially offset by lower fuel prices, which resulted from savings related to the termination of certain coal contracts in late 1999. AmerenCIPS and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999 resulting in termination payments of $52 million.

Gas Operations
Gas revenues for the three and 12 month periods ended March 31, 2001 increased $87 million and $182 million, respectively, compared to the same year-ago periods. The increase is primarily due to increases in retail sales due to a return to more normal winter weather conditions and higher gas costs reflected in the purchased gas adjustment clause (PGA).

Gas costs for the three and 12 months ended March 31, 2001, increased $79 million and $154 million, respectively, compared to the year-ago periods primarily due to the increase in purchases as well as higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit costs.

Other operations expenses increased $20 million for the three months ended March 31, 2001, compared to the comparable prior-year period, primarily due to higher employee benefit costs, resulting primarily from a change in actuarial assumptions. For the twelve months ended March 31, 2001, expenses increased by $49 million compared to the same prior-year period primarily due to the withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information), in addition to higher employee benefit costs, resulting from a change in actuarial assumptions.

Maintenance expenses for the three and 12 months ended March 31, 2001 increased $13 million and $7 million, respectively, compared to the year-ago periods primarily due to increased fossil power plant maintenance.

Depreciation and amortization expenses for the three month and 12 month periods ended March 31, 2001 increased $5 million and $23 million, respectively, compared to the comparable prior periods due to increased depreciable property, primarily resulting from the addition of combustion turbine generating facilities (see discussion below under "Liquidity and Capital Resources" for further information).

Taxes
Income taxes increased $38 million for the 12 months ended March 31, 2001 due to an increase in pretax income.

Other tax expense increased $6 million and $24 million for the three month and 12 month periods ended March 31, 2001, respectively, compared to the year-ago period, primarily due to a change in the property tax assessment in the state of Illinois in June 2000.

Other Income and Deductions
The $12 million increase in miscellaneous, net for the 12 month period ended March 31, 2001, compared to the year-ago period, was primarily due to prior period write-offs of certain nonregulated investments.

Balance Sheet
The $52 million decrease in accounts receivable-trade was due primarily to lower revenues in February and March 2001 compared to November and December 2000.

Short-term debt increased $71 million primarily for borrowings to finance the construction of new combustion turbine generating facilities. See "Liquidity and Capital Resources" below for further discussion.

The $135 million decrease in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers, as well as the payment of employee benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $187 million for the quarter ended March 31, 2001, compared to $208 million during the same 2000 period.

Cash flows used in investing activities totaled $208 million and $255 million for the three months ended March 31, 2001 and 2000, respectively. Construction expenditures for the three months ended March 31, 2001, for constructing new or improving existing facilities were $204 million, which included expenditures associated with the purchase of combustion turbine generating facilities. In addition, the Registrant expended $8 million for the acquisition of nuclear fuel.

Cash flows used in financing activities totaled $13 million for the three months ended March 31, 2001, compared to $108 million during the same 2000 period. The Registrant's principal financing activities for the period included the redemption of debt and the payment of dividends, partially offset by the issuance of short-term and long-term debt. On February 9, 2001, the Registrant's Board of Directors declared a quarterly dividend of 63.5 cents per common share that was paid to shareholders on March 31, 2001. Common stock dividends paid for the 12 months ended March 31, 2001, resulted in a payout rate of 77 percent of the Registrant's earnings to common stockholders. Dividends paid to the Registrant's common shareholders relative to net cash provided by operating activities for the same period were 42 percent. On April 24, 2001, the Registrant's Board of Directors declared a quarterly dividend for the second quarter of 2001 of 63.5 cents per common share that will be paid to shareholders on June 29, 2001.

In April 2001, AmerenCIPS filed a shelf registration statement with the SEC on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. AmerenCIPS plans to issue up to $150 million of the senior notes in 2001. The senior notes will be secured by a related series of AmerenCIPS' first mortgage bonds. The proceeds of those notes will be used to repay short-term debt and first mortgage bonds maturing in 2001.

On November 1, 2000, Generating Company issued Senior Notes in a private placement, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes). The Series A Notes totaled $225 million. Interest will accrue on the Series A Notes at a rate of 7.75% per year and will be payable semi-annually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes will be payable on November 1, 2005. Series B Notes totaled $200 million. Interest will accrue on the Series B Notes at a rate of 8.35% per year and will be payable semi-annually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes will be payable on November 1, 2010. The proceeds from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds from the Senior Notes, Generating Company reduced its short-term borrowings incurred in connection with the construction of completed combustion turbine generating facilities, paid for the construction of certain combustion turbine generating facilities, and funded working capital and other capital expenditure needs. Generating Company filed a registration statement in the first quarter of 2001 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. The registration statement was declared effective in April 2001.

The Registrant anticipates securing additional permanent financing during 2001-2004 to primarily fund capital expenditure requirements for combustion turbine generating facilities. At this time, the Registrant is unable to determine the amount of the additional permanent financing, as well as the additional financing's impact on the Registrant's financial position, results of operations or liquidity.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the Securities and Exchange Commission (SEC) under the PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At March 31, 2001, the Registrant had committed bank lines of credit aggregating $176 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2001 and 2002, that support commercial paper programs totaling $763 million, $463 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At March 31, 2001, $454 million was available under these bank credit agreements. The Registrant had $274 million of short-term borrowings at March 31, 2001.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At March 31, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the three months ended March 31, 2001, included redemptions under the lease for nuclear fuel of $35 million, offset by $2 million of issuances. At March 31, 2001, $81 million was financed under the lease.

During the course of the Registrant's resource planning, several alternatives are being considered to satisfy regulatory load requirements for 2001 and beyond for AmerenUE, AmerenCIPS and Resources Company. Alternatives being considered include proposals for the purchase of 100 megawatts of capacity and energy for the summer of 2001, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, over the past two years, the Registrant has reached agreements with all of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil power plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these cost reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, nor can it determine the impact of these actions on its future financial position, results of operations or liquidity.


RATE MATTERS

In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998. A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in February 1997. The New Plan runs from July 1, 1998 through June 30, 2001. On February 1, 2001, the Registrant, MoPSC staff, and other parties submitted filings to the MoPSC addressing the merits of extending the current experimental alternative regulation plan. In its filing, the Registrant supported an extension of this plan with certain modifications, including retail electric rate reductions and additional customer credits. The MoPSC staff filing noted several concerns with the current plan and suggested that under traditional cost of service ratemaking, an annualized electric rate decrease of at least $100 million could be warranted. On March 8, 2001, the MoPSC issued an Order authorizing the MoPSC staff to file an earnings complaint to seek a rate reduction on July 1, 2001 if it determines that one is warranted. In addition, the Order stated that the New Plan will not be continued beyond June 30, 2001. The Registrant has been engaged in discussions with the MoPSC staff and other parties in an effort to address issues associated with the expiration of the New Plan, including the development of a new alternative regulation plan. At this time, the Registrant cannot predict the outcome of these discussions or the timing or amount of any future electric rate reductions.

See Note 5 under Notes to Consolidated Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

Certain states are considering proposals or have adopted legislation that will promote competition at the retail level. During 2000 and in early 2001, deregulation laws established in the state of California, coupled with high energy prices, increasing demands for power by users in that state, transmission constraints, and limited generation resources, among other things, negatively impacted several major electric utilities in that state. Federal and state regulators and legislators have proposed and implemented, in part, different courses of action to attempt to address these issues. The Registrant does not maintain utility operations in the state of California, nor does it provide energy directly to utilities in that state. At this time, the Registrant is uncertain what impact, if any, changes in deregulation laws will have on future federal and state deregulation laws (including the state of Missouri), which could directly impact the Registrant's future financial position, results of operations or liquidity.

Illinois
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 13 percent of the Registrant's total sales. As of March 31, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Missouri
The Registrant is participating in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would allow the State's largest nonresidential customers to choose their electric supplier, among other things. At this time, the Registrant does not believe that any electric industry legislation will be passed during the legislative session scheduled to end in May 2001.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In January 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. In addition, Ameren's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and Illinois Commerce Commission approval and its membership in the Alliance RTO is subject to SEC approval under the PUHCA. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, equity prices, commodity prices, etc.). The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risk and are not represented in the following analysis.

The Registrant's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper and auction-rate preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2002, as compared to 2001, the Registrant's interest expense would increase by approximately $10 million and net income would decrease by approximately $6 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of March 31, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas, fuel and electricity. Several techniques are utilized to mitigate the Registrant's risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Registrant uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has purchased gas adjustment clauses (PGAs) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

The Registrant has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly owned subsidiary of Resources Company, which is responsible for providing fuel procurement and gas supply services on behalf of the Registrant's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments, which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts. Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. With regard to the Registrant's nonregulated electric generation operations, the Registrant is exposed to changes in market prices for natural gas to the extent it must purchase natural gas to run its combustion turbine generators. The Registrant's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility.

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, the Registrant has a subsidiary, AmerenEnergy, whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on behalf of AmerenUE and Generating Company.

Although the Registrant cannot completely eliminate the effects of elevated prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. The Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. The Registrant's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The Registrant's primary use of derivatives has been limited to transactions that are expected to reduce price risk exposure for the Registrant.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of March 31, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is, in large part, mitigated, due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its rates.


SAFE HARBOR STATEMENT

Statements made in this annual report to stockholders which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 2000 Annual Report to Stockholders (portions of which are incorporated by reference in the Registrant's 2000 Form 10-K) and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; fuel prices and availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                                     March 31,             December 31,
ASSETS                                                                                 2001                    2000
------                                                                          ------------------      ---------------
Property and plant, at original cost:
   Electric                                                                        $12,748,230             $12,684,366
   Gas                                                                                 513,352                 509,746
   Other                                                                               101,060                  97,214
                                                                                ---------------         ---------------
                                                                                    13,362,642              13,291,326
   Less accumulated depreciation and amortization                                    6,289,711               6,204,367
                                                                                ---------------         ---------------
                                                                                     7,072,931               7,086,959
Construction work in progress:
   Nuclear fuel in process                                                             125,554                 117,789
   Other                                                                               618,334                 500,924
                                                                                ---------------         ---------------
         Total property and plant, net                                               7,816,819               7,705,672
                                                                                ---------------          --------------
Investments and other assets:
   Investments                                                                          40,752                  40,235
   Nuclear decommissioning trust fund                                                  179,690                 190,625
   Other                                                                               101,386                  97,630
                                                                                ---------------         ---------------
         Total investments and other assets                                            321,828                 328,490
                                                                                ---------------         ---------------
Current assets:
   Cash and cash equivalents                                                             91,469                125,968
   Accounts receivable - trade (less allowance for doubtful
         accounts of $7,562 and $8,028, respectively)                                   422,352                474,425
   Other accounts and notes receivable                                                   23,016                 56,529
   Materials and supplies, at average cost -
      Fossil fuel                                                                        87,152                107,572
      Other                                                                             117,207                119,478
   Other current assets                                                                  30,888                 37,210
                                                                                ----------------        ---------------
         Total current assets                                                          772,084                 921,182
                                                                                ----------------        ---------------
Regulatory assets:
   Deferred income taxes                                                               600,234                 600,100
   Other                                                                               155,850                 158,986
                                                                                ---------------         ---------------
         Total regulatory assets                                                       756,084                 759,086
                                                                                ---------------          --------------
Total Assets                                                                       $ 9,666,815            $  9,714,430
                                                                                ===============          ==============

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000 shares authorized -
     137,215,462 shares outstanding                                                $     1,372            $      1,372
   Other paid-in capital, principally premium on
     common stock                                                                    1,581,196               1,581,339
   Retained earnings                                                                 1,585,667               1,613,960
   Accumulated other comprehensive income                                               (3,998)                      -
   Other                                                                                (5,514)                      -
                                                                                ----------------         --------------

       Total common stockholders' equity                                             3,158,723               3,196,671
   Preferred stock not subject to mandatory redemption                                 235,197                 235,197
   Long-term debt                                                                    2,748,781               2,745,068
                                                                                ----------------         --------------
         Total capitalization                                                        6,142,701               6,176,936
                                                                                ----------------         --------------
Minority interest in consolidated subsidiaries                                           3,534                   3,940
Current liabilities:
   Current maturity of long-term debt                                                   44,444                  44,444
   Short-term debt                                                                     273,818                 203,260
   Accounts and wages payable                                                          251,338                 462,924
   Accumulated deferred income taxes                                                    39,724                  49,829
   Taxes accrued                                                                       201,623                 124,706
   Other                                                                               336,299                 300,798
                                                                                ----------------         --------------
         Total current liabilities                                                   1,147,246               1,185,961
                                                                                ----------------         --------------
Accumulated deferred income taxes                                                    1,542,815               1,540,536
Accumulated deferred investment tax credits                                            161,894                 164,120
Regulatory liability                                                                   182,276                 183,541
Other deferred credits and liabilities                                                 486,349                 459,396
                                                                                ----------------         --------------
Total Capital and Liabilities                                                      $ 9,666,815            $  9,714,430
                                                                                ================         ==============

See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)



                                                          Three Months Ended                    Twelve Months Ended
                                                               March 31                               March 31
                                                       --------------------------             -------------------------
                                                          2001          2000                    2001            2000
                                                          ----          ----                    ----            ----
 OPERATING REVENUES:
    Electric                                            $835,797        $723,059            $3,639,316      $3,385,195
    Gas                                                  185,886          98,600               411,172         229,448
    Other                                                  2,845           3,717                 5,494           9,338
                                                        -------------  -----------       --------------  --------------
       Total operating revenues                        1,024,528         825,376             4,055,982       3,623,981

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                          303,169         239,938              1,088,452      1,028,220
       Gas                                               136,540          57,987                288,020        134,386
       Other                                             165,583         145,386                684,741        635,628
                                                       ---------       ---------            ------------   ------------
                                                         605,292         443,311              2,061,213      1,798,234
    Maintenance                                           87,898          74,957                380,862        373,520
    Depreciation and amortization                         98,734          93,364                388,480        365,305
    Income taxes                                          49,332          44,251                306,273        267,891
    Other taxes                                           67,186          60,915                271,336        247,591
                                                       ----------      ----------           ------------   ------------
       Total operating expenses                          908,442         716,798              3,408,164      3,052,541

 OPERATING INCOME                                        116,086         108,578                647,818        571,440

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used during
       construction                                        1,605           1,229                  5,674          5,728
    Miscellaneous, net                                    (1,505)         (4,922)                  (983)       (13,470)
                                                       ------------    ------------         --------------- -------------
 Total other income and (deductions)                         100          (3,693)                 4,691         (7,742)

 INCOME BEFORE INTEREST CHARGES
        AND PREFERRED DIVIDENDS                          116,186         104,885                652,509        563,698

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
    Interest                                              50,022          41,893                187,835        165,753
    Allowance for borrowed funds used during construction (2,349)         (1,599)                (9,042)        (6,860)
    Preferred dividends of subsidiaries                    3,180           3,198                 12,682         12,676
                                                       ------------    ----------          -------------   -------------
       Net interest charges and preferred dividends       50,853          43,492                191,475        171,569
                                                       -----------     ----------          -------------   -------------

 INCOME BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                    65,333          61,393                461,034        392,129
                                                       -----------     ----------           -------------   -------------

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE, NET OF INCOME TAXES (Note 7)           (6,841)            -                   (6,841)            -
                                                        ----------     ----------            ------------   -------------
NET INCOME                                              $ 58,492       $  61,393            $   454,193    $   392,129
                                                        ==========     ==========            ============   =============

 EARNINGS PER COMMON SHARE - BASIC AND DILUTED
(Based on average shares outstanding):
   Income before cumulative effect of change in
       accounting principle                             $   0.48       $    0.45            $      3.36          $2.86
   Cumulative effect of change in accounting principle,
       net of income taxes                                 (0.05)             -                   (0.05)             -
                                                       -----------   ------------            ------------  --------------
   Net income                                           $   0.43       $    0.45            $      3.31    $      2.86
                                                       ===========   ============           =============  ==============

AVERAGE COMMON SHARES OUTSTANDING                    137,215,462     137,215,462            137,215,462    137,215,462
                                                     =============   ============          ==============  ==============


See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------------
                                                                                         2001                 2000
                                                                                        ------               ------
   Cash Flows From Operating:
    Net income                                                                        $  58,492           $  61,393
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of change in accounting principle                              6,841                 -
         Depreciation and amortization                                                   95,651              90,279
         Amortization of nuclear fuel                                                     8,575               9,075
         Allowance for funds used during construction                                    (3,954)             (2,828)
         Deferred income taxes, net                                                      (6,794)             (7,169)
         Deferred investment tax credits, net                                            (2,226)               (321)
         Changes in assets and liabilities:
            Receivables, net                                                             85,586              62,324
            Materials and supplies                                                       22,691              29,224
            Accounts and wages payable                                                 (211,586)           (161,384)
            Taxes accrued                                                                76,917              77,145
            Other, net                                                                   56,351              50,276
                                                                                       ---------          ----------
 Net cash provided by operating activities                                              186,544             208,014

 Cash Flows From Investing:
    Construction expenditures                                                          (203,952)           (223,375)
    Allowance for funds used during construction                                          3,954               2,828
    Nuclear fuel expenditures                                                            (7,505)             (6,228)
    Other                                                                                  (517)            (28,089)
                                                                                    ------------          ----------
 Net cash used in investing activities                                                 (208,020)           (254,864)

 Cash Flows From Financing:
    Dividends on common stock                                                           (87,132)            (87,132)
    Environmental bond redemption fund                                                      -              (237,600)
    Redemptions:
       Nuclear fuel lease                                                               (34,976)             (1,818)
       Long-term debt                                                                    (5,000)           (104,723)
    Issuances:
       Nuclear fuel lease                                                                 1,727               1,356
       Short-term debt                                                                   70,558              83,976
       Long-term debt                                                                    41,800             237,600
                                                                                    ------------          ----------
 Net cash used in financing activities                                                  (13,023)           (108,341)
                                                                                    ------------          ----------

 Net change in cash and cash equivalents                                                (34,499)           (155,191)
 Cash and cash equivalents at beginning of year                                         125,968             194,882
                                                                                     -----------          ----------
 Cash and cash equivalents at end of period                                           $  91,469           $  39,691
                                                                                     ===========          ==========


 Cash paid during the periods:
    Interest (net of amount capitalized)                                              $  31,566           $  34,199
    Income taxes, net                                                                 $     962           $  (4,527)

See Notes to Consolidated Financial Statements.




                               AMEREN CORPORATION
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                                Three Months Ended             Year Ended
                                                                                  March 31, 2001           December 31, 2000
                                                                              ------------------------   ---------------------
Common stock                                                                    $     1,372               $     1,372

Other paid-in capital
   Beginning balance                                                              1,581,339                 1,582,501
   Employee stock awards                                                               (143)                   (1,162)
                                                                              ------------------------    ---------------------
                                                                                  1,581,196                 1,581,339

Retained earnings
   Beginning balance                                                              1,613,960                 1,505,827
   Net income                                                                        58,492                   457,094
   Dividends                                                                        (86,785)                 (348,961)
                                                                              ------------------------    ---------------------
                                                                                  1,585,667                 1,613,960


Accumulated other comprehensive income
   Beginning balance                                                                   -                         -
   Change in current period                                                          (3,998)                     -
                                                                              ------------------------    ---------------------
                                                                                     (3,998)                     -


Other
   Beginning balance                                                                    -                        -
   Unamortized restricted stock compensation                                         (5,704)                     -
   Compensation amortized                                                               190                      -
                                                                              ------------------------    ---------------------
                                                                                     (5,514)                     -

                                                                              ------------------------    ---------------------
Total common stockholders' equity                                               $ 3,158,723                $3,196,671
                                                                              ========================    =====================


Comprehensive income, net of tax
   Net income                                                                   $    58,492                $  457,094
   Cumulative effect of accounting change, net of taxes                             (11,258)                     -
   Unrealized net gain on derivative hedging instruments                              7,260                      -
                                                                              ------------------------    ---------------------
                                                                                $    54,494                $  457,094
                                                                              ========================    =====================


See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

Note 1 - Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of
Ameren, and AmerenEnergy Generating Company (Generating Company), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources Company), which is a subsidiary of Ameren. Ameren also has a 60% ownership interest in Electric Energy, Inc. (EEI). EEI owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. That interest is consolidated for financial reporting purposes. Ameren's other subsidiaries include AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, Ameren Services Company and CIPSCO Investment Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

The accompanying financial statements include the accounts of Ameren and its consolidated subsidiaries (collectively the Registrant). All subsidiaries for which the Registrant owns directly or indirectly more than 50 percent of the voting stock are included as consolidated subsidiaries. Ameren's primary operating companies, AmerenUE, AmerenCIPS and Generating Company, are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The operating companies serve 1.5 million electric and 300,000 natural gas customers in a 44,500-square-mile area of Missouri and Illinois. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Note 2 - Financial statement note disclosures, normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the 2000 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 2000 Form 10-K) for information relevant to the consolidated financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

Note 3 - In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 2001 and 2000, are not necessarily indicative of trends for any three-month or twelve-month period.

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

The MoPSC staff proposed adjustments to the Registrant's estimated customer credit for the final year of the Original Plan ended June 30, 1998, which were the subject of regulatory proceedings before the MoPSC in 1999. In December 1999, the MoPSC issued a Report and Order (Order) concerning these proposed adjustments. Based on the provisions of that Order, the Registrant revised its estimated final year credit to $31 million. Subsequently, the Registrant filed a request for rehearing of the Order with the MoPSC, asking that it reconsider its decision to adopt certain of the MoPSC staff's adjustments. The request was denied by the MoPSC and in February 2000, the Registrant filed a Petition for Writ of Review with the Circuit Court of Cole County, Missouri, requesting that the Order be reversed. The appeal is pending and the ultimate outcome can not be predicted; however, the final decision is not expected to materially impact the financial condition, results of operations or liquidity of the Registrant. A partial stay of the Order was granted by the Court pending the appeal.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the merger of AmerenUE and CIPSCO Incorporated which formed Ameren (the Merger). Like the Original Plan, the New Plan requires that earnings over a 12.61 percent ROE up to a 14 percent ROE be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent ROE up to a 16 percent ROE. Earnings above a 16 percent ROE are credited entirely to customers. The New Plan runs from July 1, 1998 through June 30, 2001. During the three months ended March 31, 2001, the Registrant recorded an estimated $15 million credit (6 cents per share) for the plan year ending June 30, 2001 that the Registrant expects to pay its Missouri electric customers. In total, the Registrant has recorded an estimated credit of $65 million as of March 31, 2001 for the plan year ending June 30, 2001, compared to an estimated $30 million credit recorded over the same period last year. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2001. In March 2001, the MoPSC approved a stipulation and agreement of the parties regarding the credit for the plan year ended June 30, 2000. As of March 31, 2001, the Registrant has reflected an estimated $30 million credit it expects to pay its Missouri electric customers for the plan year ended June 30, 2000.

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

On February 1, 2001, the Registrant, MoPSC staff, and other parties submitted filings to the MoPSC addressing the merits of extending the current experimental alternative regulation plan. In its filing, the Registrant supported an extension of this plan with certain modifications, including retail electric rate reductions and additional customer credits. The MoPSC staff filing noted several concerns with the current plan and suggested that under traditional cost of service ratemaking, an annualized electric rate decrease of at least $100 million could be warranted. On March 8, 2001, the MoPSC issued an Order authorizing the MoPSC staff to file an earnings complaint to seek a rate reduction on July 1, 2001, if it determines one is warranted. In addition, the Order stated that the New Plan will not be continued beyond June 30, 2001. The Registrant has been engaged in discussions with the MoPSC staff and other parties in an effort to address issues associated with the expiration of the New Plan, including the development of a new alternative regulation plan. At this time, the Registrant cannot predict the outcome of these discussions or the timing or amount of any future electric rate reductions.


Note 6 - In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In January 2001, the Federal Energy Regulatory Commission
(FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. In addition, Ameren's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and Illinois Commerce Commission approval and its membership in the Alliance RTO is subject to SEC approval under the PUHCA. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 7 - Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are reported as a component of other comprehensive income (OCI) in stockholders' equity. In accordance with the transition provisions of SFAS 133, the Registrant recorded a cumulative effect charge of $7 million after income taxes to the income statement, comprised of $2 million for ineffective portion of cash flow hedges and $5 million for discontinued hedges. The Registrant also recorded a cumulative effect adjustment of $11 million after income taxes, representing the effective portion of designated cash flow hedges, to OCI, which reduced stockholders' equity. The Registrant expects that within the next twelve months it will reclassify to earnings all of the transition adjustment that was recorded in accumulated other comprehensive income. Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at their fair value. On the date that the Registrant enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). The Registrant reevaluates its classification of individual derivative transactions daily. The Registrant designates or de-designates derivative transactions as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and the hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances within prudent risk management policies, which are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm commitments to purchase when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the independent risk management group to assure compliance with Ameren policies.

The risk management group employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the Registrant is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors: (1) accounts receivable (2) mark to market (3) probability of default and (4) the recovery rate of the defaulted position that is likely to be recovered. The Registrant manages its credit (or repayment) risk in derivative instruments by
(1) using both portfolio limits, i.e. no more than prescribed dollar amounts exposed to companies within various credit categories as well as limiting exposures to individual companies, (2) monitoring the financial condition of its counterparties and, (3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

Market risk is the risk that the value of a financial instrument might be adversely affected by a change in commodity prices. The Registrant manages this risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken as mentioned above.

The following is a summary of Ameren's risk management strategies and the effect of these strategies on Ameren's consolidated financial statements.

Cash Flow Hedges
The Registrant routinely enters into forward sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation that may be sold forward varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The Registrant formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Registrant also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended March 31, 2001, the net gain, which represented the total ineffectiveness of all cash flow hedges as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. Additionally, the Registrant recorded a pretax net gain of $9 million as electric revenues in the statement of income due to the change in value of discontinued cash flow hedges, non-hedging transactions and the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery.

As of March 31, 2001, all of the deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reversed during the next twelve months. The derivative losses will be reversed due to delivery of the commodity being hedged.

Other Derivatives
The Registrant enters into option transactions to manage the Registrant's positions in sulfur dioxide (SO2) allowances. In addition, the Registrant enters into option transactions to manage the Registrant's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedge transactions under FAS 133; therefore, the net change in the market value of SO2 options is recorded as electric revenues and the net change in the market value of coal options is recorded as fuel and purchased power in the statement of income.

Other
As of March 31, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $15 million in Other Assets and derivative financial instrument liabilities of $26 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery.

Note 8 - Segment information for the three-month and 12 month periods ended March 31, 2001 and 2000 is as follows:


---------------------------------------------------------------------------------------------------------------------
                                          Utility                                   Reconciling
(in millions)                             Operations             All Other          Items *                 Total
---------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2001:
Revenues                                     $ 1,153               $  74             $(202)                  $ 1,025
Net Income                                        54                   4                --                        58
---------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2000:

Revenues                                     $   816               $  68            $  (59)                  $   825
Net Income                                        60                   1                --                        61
---------------------------------------------------------------------------------------------------------------------

12 months ended March 31, 2001:

Revenues                                     $ 4,456              $  300            $ (700)                  $ 4,056
Net Income                                       451                   3                --                       454
---------------------------------------------------------------------------------------------------------------------


12 months ended March 31, 2000:

Revenues                                     $ 3,569              $  262            $ (207)                  $ 3,624
Net Income                                       390                   2                --                       392
---------------------------------------------------------------------------------------------------------------------


* Elimination of intercompany revenues.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)(i)  Exhibits.

                 10.1 - 2nd Amended Electric Power Supply Agreement between Generating Company and AmerenEnergy Marketing Company (Marketing Co.).

                 10.2 - Amended Electric Power Supply Agreement between
                        Marketing Co. and AmerenCIPS.

         (a)(ii) Exhibits Incorporated by Reference.

                 4.1  - Supplemental Indenture dated December 1, 1998 relating to Senior Note Mortgage Bonds Series AA-1 and AA-2 of AmerenCIPS (File No. 333-59438, Exhibit 4.2).

                 4.2  - Indenture dated as of December 1, 1998 between
                        AmerenCIPS and The Bank of New York, as Trustee, relating to the Senior Notes [including as exhibits the forms of the Senior Notes] (File No. 333-59438, Exhibit 4.4).


(b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated January 11, 2001, reporting the recording of a nonrecurring charge in the fourth quarter of 2000 as a result of its decision to withdraw from the Midwest ISO.

         Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

                 Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.

                 Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594 and its initial report on Form 10-Q (for the quarterly period ended March 31, 2001) will be filed under the same File Number.



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

                               AMEREN CORPORATION
                                  (Registrant)


                                      By  /s/ Donald E. Brandt
                                       ------------------------
                                             Donald E. Brandt
                                      Senior Vice President, Finance
                                      (Principal Financial Officer)

Date:  May 15, 2001

                                                                  Exhibit 10.1


                                     AMENDED
                         ELECTRIC POWER SUPPLY AGREEMENT
                    Between Ameren Energy Generating Company
                                       And
                         Ameren Energy Marketing Company


THIS ELECTRIC POWER SUPPLY AGREEMENT (hereinafter "EPSA") made as of the 1st day of May, 2000 and amended as of this 14th day of August, 2000 and as further amended this 30th day of March, 2001, by and between AMEREN ENERGY GENERATING COMPANY (hereinafter "Company" or "Genco") and AMEREN ENERGY MARKETING COMPANY (hereinafter "Customer" or "Marketing") (Genco and Marketing may be identified collectively as "Parties" or individually as a "Party") is for the supply by Genco to Marketing of electric capacity and energy available from Genco's electric generating units.

WHEREAS, Genco is a newly-formed generation-only company that has acquired all electric generating units formerly owned and operated by Central Illinois Public Service Company ("AmerenCIPS") and may acquire additional electric generating units thereafter; and

WHEREAS, the electric generating units acquired by Genco from AmerenCIPS are and will continue to be dispatched by an Agent designated for that purpose ("Agent") pursuant to a Joint Dispatch Agreement ("JDA") between AmerenCIPS and Union Electric Company ("AmerenUE"), subsequently amended among AmerenCIPS, AmerenUE and Genco; and

WHEREAS, Marketing is engaged in the business of purchasing and reselling electric capacity and energy at wholesale and retail; and

WHEREAS, a portion of the capacity and energy supplied by Genco to Marketing will be resold to AmerenCIPS for resale as bundled retail electric service within its existing retail electric service area in Illinois at rates specified by the Illinois Commerce Commission ("ICC") ("Bundled Sales"), or to wholesale requirements customers of Marketing or retail customers of either Marketing and/or AmerenCIPS that are allowed choice of an electric supplier under state law at market-based prices ("Market Price Sales"); and

WHEREAS, a portion of the capacity and energy supplied by Genco to Marketing shall be provided in the form of certain ancillary services that shall be resold by Marketing to (i) AmerenCIPS as needed to support AmerenCIPS' Bundled Sales and for resale to AmerenCIPS' open access transmission customers; and (ii) third-parties consistent with the authorization granted Marketing by the Federal Energy Regulatory Commission ("FERC"); and

WHEREAS, Genco desires to sell and deliver to Marketing and Marketing desires to purchase and receive from Genco capacity and energy available from the generating units transferred by AmerenCIPS to Genco and from any additional generating units that may be acquired by Genco in the future pursuant to the rates, terms and conditions as amended and set forth herein;

NOW THEREFORE, in consideration for the agreements and undertakings established herein and the mutual benefits derived therefrom, it is agreed as follows:

1.       GENERATION SERVICES

         A.       Capacity And Energy Services

Genco shall make available or cause to be made available to Marketing all of the electric capacity and energy which shall be available from the electric generating units that have been transferred to Genco by AmerenCIPS and any additional generating units that may be acquired by Genco in the future (hereinafter "Power"), and Marketing shall purchase and pay for such Power in accordance with the terms of this Agreement. The parties acknowledge the existence of the JDA, and Genco's obligations associated therewith. To the extent that (i) Marketing cannot resell the capacity and/or energy to which it has the right and the obligation to purchase hereunder, and (ii) the Agent can economically sell such capacity and/or energy, Marketing shall release its right and shall be released from its obligation to purchase capacity and/or energy under this EPSA equal to the amount of capacity and/or energy to be sold by the Agent. Marketing shall coordinate with the Agent with respect to the scheduling and dispatch of Power consistent with the JDA.

         B.       Ancillary Services

Genco shall provide a portion of the capacity and energy made available to Customer pursuant to Section 1.A in the form of certain ancillary services as needed by Customer to serve Customer's full requirements for ancillary services. Ancillary services provided hereunder shall be those generation-based ancillary services identified in the Open Access Transmission Tariff ("OATT") of the applicable transmission provider providing the associated transmission and shall be consistent with such OATT's definition of each identified ancillary service. Ancillary services shall be delivered in accordance with the same terms and conditions as required for delivery of such services under the applicable OATT.

2.       TERM

Supply and delivery of Power pursuant to the original EPSA began on the Transfer Date established in the Asset Transfer Agreement dated May 1, 2000 between Genco and AmerenCIPS. The term of the Amended EPSA shall commence on the effective date approved by the Federal Energy Regulatory Commission ("FERC") and shall remain in effect until terminated by either Party upon at least one year's written notice to the other Party; but in no event shall the EPSA be terminated prior to 12:00 P.M. CPT on December 31, 2004.

3.       DELIVERY POINTS

All Power supplied under this EPSA that is provided by generation sources acquired by Genco from AmerenCIPS shall be deemed to be delivered at the bus bar connecting each such generation source to the AmerenCIPS transmission system ("Delivery Point A"). All Power supplied under this EPSA that is provided by other generation sources shall be deemed to be delivered at the generation bus ("Delivery Point B;" collectively with Delivery Point A, hereinafter referred to as "Points of Delivery"). Energy supplied under this EPSA shall be sixty (60) hertz, three (3) phase alternating current.

4.       TRANSMISSION

Genco shall be responsible for making all necessary arrangements for transmission and delivery of Power to the Points of Delivery identified above, and for any communication with any transmission provider relating to the transmission and delivery of Power to such Points of Delivery, including communications concerning scheduling, tagging, displacements, disputes, or other operational issues. Marketing shall cooperate with Genco for the purpose of attaining the necessary transmission service and for implementing the transmission service required for supplying the Power to the Points of Delivery.

5.       METERING

The Parties recognize that certain meters used to measure the amount of energy supplied by Genco are owned by AmerenCIPS. In order that the accuracy of registration is maintained in accordance with good utility practice, Marketing will provide for such metering equipment to be tested by AmerenCIPS at suitable intervals. At the request of Genco, Marketing shall arrange for special tests to be performed, but if less than two- percent inaccuracy is found, Genco shall pay for the test. The expense of all other tests shall be borne by Marketing.

If requested to do so, Marketing shall arrange for representatives of Genco to be present at all routine or special tests or whenever any readings for the purposes of settlements are taken from meters not having an automatic record. If any test of metering equipment discloses an inaccuracy exceeding two percent, the accounts of the Parties shall be adjusted for the period, not exceeding 90 days, that such inaccuracy is estimated to have existed. Should any metering equipment fail to register, the amounts of energy delivered and demands established shall be estimated from the best available data. Meters shall be adjusted as nearly as practicable to 100.0% at the time of any meter tests, and Marketing shall furnish a copy of any meter test results when requested by Genco.

6.       SYSTEM PLANNING

In order for Marketing to be able to plan adequately to market and sell all of the Power available from Genco, Genco shall notify Marketing no later than November 1 of each year of the amount of Power it expects to have available in each month of the next calendar year. Marketing shall provide Genco with its initial annual capacity and energy forecast on or before December 1 for the next calendar year. Marketing shall notify Genco of its updated capacity and energy forecast on or before April 1 for the current year.

7.       RECORDS

Marketing shall provide Genco with all records that may reasonably be requested by Genco for the purpose of administering this EPSA. The Parties shall keep such records as may be needed to afford a clear history of all transactions under this Agreement. The originals of all such records shall be retained by each party for a minimum of three years and copies shall be delivered to the other Party upon request.

8.       PRICES

         A.       Charges For Capacity  and/or Energy Supplied To Customer
                  -------------------------------------------------------------
                  (For Sales Other Than Market Price Sales and Other Than For
                  -------------------------------------------------------------
                  Sales of Ancillary Services)
                  -------------------------------------------------------------

                  1.       Capacity Charges

Each calendar year, Company will be compensated at a rate of $69,708/MWyr ("Rate") for the quantity ("Quantity") of capacity supplied, which shall be equal to the greater of: (1) Customer's highest hourly capacity forecasted for that year, or (2) Customer's actual annual peak demand ("Peak Demand"); minus the portion of the forecasted or actual peak demand, as applicable, represented by Market Price Sales and by sales of ancillary services to third parties pursuant to Company's ancillary services authorization as may be granted by FERC. For the purpose of this provision, Customer's forecasted and actual peak demand shall be adjusted for losses to the extent necessary to be determined at the Points of Delivery.


Customer shall pay Company monthly for one-twelfth of the applicable annual capacity charges for each calendar year during the Term hereunder (or a pro rata share of such annual capacity charges during the year ending December 31, 2000) based on Customer's forecasted peak demand. Within 10 days after the close of each calendar year, Company shall calculate the Customer's capacity charges on the basis of Customer's actual annual peak demand. In the event that Customer's actual annual peak demand for such year exceeded its forecasted peak demand for such year, Customer shall pay Company for any additional capacity charges that are due with respect to such year at the time of payment of its next monthly bill.

                           2.       Energy Charges

In addition to the capacity charges specified above, Customer shall pay Company an energy charge of $21.81/MWh for all energy supplied by Company to the Points of Delivery for sales other than for Market Price Sales and other than for sales of ancillary services to third parties pursuant to Company's authorizations for the sale of ancillary services as granted by the FERC.

B.Charges for Energy and/or Capacity Supplied to Customer for Market Price Sales
 ------------------------------------------------------------------------------

In addition to the charges for energy and/or capacity supplied to Customer as set forth above, Customer shall pay Company all amounts received by Customer for capacity and energy sold as Market Price Sales. Within 15 days following the close of each calendar month, Customer shall advise Company of the estimated amount of capacity and energy sold as Market Price Sales for such month and the average rate per Mwh at which such capacity and/or energy was sold. Payments for all such capacity and energy supplied to Customer for Market Price Sales shall be remitted by Customer to Company in the month following the month in which Customer receives payment for such capacity and energy. Within 45 days following the close of each calendar month, Customer shall advise Company of the actual amounts of Market Price Sales for such month, and the subsequent payments from Customer to Company shall be adjusted accordingly.

C.Charges For Ancillary Services Sold To Third Parties Pursuant to Company's
  FERC Authorizations
  ------------------------------------------------------------------------------

Customer shall pay Company all amounts received by Customer for ancillary services provided hereunder and resold by Customer pursuant to the authorizations for the sale of ancillary services granted Company by the FERC. Within 15 days following the close of each calendar month, Customer shall advise Company of the estimated amount of such ancillary services resold by Customer and the amount of total charges Customer received from such resale. Payment of the total amount received by Customer shall be remitted to Company in the month following the month in which Customer receives payment for ancillary services provided hereunder and resold by Customer.

9.       REGULATION

The Parties recognize that this EPSA is subject to regulation by the FERC pursuant to Part II of the Federal Power Act. If the FERC should require the modification of this EPSA prior to its acceptance, the Parties shall, in good faith, attempt to reach agreement on modifications that would be acceptable to the FERC in a manner that retains the economic benefits intended to be derived by each party under this EPSA.

10.      PAYMENT OF BILLS

A. BILLING FOR SERVICE: Bills for Power supplied to Marketing for sales other than Market Price Sales will be based upon the Quantity of capacity and amount of energy supplied by Genco at the Points of Delivery as set forth above. Bills and payment for ancillary services sold by Customer pursuant to Company's FERC authorization for the sale of ancillary services shall be rendered consistent with Section 8C of the EPSA. Within 15 days after the close of each calendar month, the Genco will issue the bill to Marketing electronically (commonly referred to as "EDI") or other suitable means. If Genco is unable to obtain meter information or if final Market Price Sales data or final ancillary services sales data is unavailable, an estimated bill will be issued, computed on the basis of Marketing's previous use together with such other information as is available. Once all billing information is considered final, the estimated bill will be adjusted and any payment due difference will be reflected on the next scheduled billing.

B. PAYMENT PERIODS: The last date for payment of the "net amount" shown on the bill for Power supplied to Marketing for sales other than Market Price Sales and other than for sales of ancillary services shall be seven days after the date the bill is issued (hereinafter "Net Payment Period"). Payment of all amounts for all Power supplied to Marketing for Market Price Sales and for sales of ancillary services shall be due on the same date. In the event of a disputed bill Marketing shall pay the undisputed portion within the Net Payment Period. When the last day of any Net Payment Period falls on a day other than a business day of Genco, such period will be automatically extended to include the next following business day. Genco's non-business days shall include Saturdays, Sundays, and the following holidays: New Year's day, Lincoln's Birthday, Washington's Birthday, Martin Luther King's Birthday, Good Friday, Memorial Day, Independence Day, Labor Day, Columbus Day, Veteran's Day, Thanksgiving day, Friday following Thanksgiving day, Christmas Eve (the last day of regular work schedule prior to Christmas day), Christmas day and New Year's Eve (the last day of regular work schedule prior to New Year's day). Whenever a holiday falls on Sunday the following Monday will not be considered a business day. Whenever a holiday falls on a Saturday, the prior Friday will not be considered a business day.

C. PAYMENT AND LATE PAYMENTS: Marketing shall make payment to Genco by wire transfer, or other acceptable means, within the Net Payment Period in immediately available U.S. funds. When a bill is paid after the last date for payment in the "net amount" shown on the bill a late payment charge equivalent to one and one half (1 1/2) percent will be assessed each month on the unpaid balance.

11.      GOOD UTILITY PRACTICE

Genco shall operate and maintain each of the electric generating units and appurtenant facilities that are transferred to it by AmerenCIPS or that it subsequently acquires in good working order in compliance with all requirements of any governmental agency and in accordance with good utility practice. Insofar as practicable, Genco shall advise Marketing of any significant change in its ability to supply Power to Marketing.

12.      INDEMNIFICATION

Marketing shall indemnify and save harmless and defend Genco from and against any and all claims, demands, damages, costs or expenses arising, growing out of or resulting in any manner from implementation of this EPSA.

13.      FORCE MAJEURE

In the event of Force Majeure, Genco shall notify Marketing immediately by oral communication, confirmed in writing, of such occurrence, reporting the commencement time and date, estimated duration, and estimated magnitude of the reduction in capacity and/or energy deliveries resulting from the Force Majeure situation. Genco shall not be liable for the failure to deliver the full amount or any part of the capacity and energy to be supplied pursuant to this EPSA for the duration of the Force Majeure. For the purpose of this provision, "Force Majeure" means an event or circumstances which prevents Genco from performing its obligations under this EPSA, which is not within the reasonable control of Genco, and which, by exercise of due diligence, Genco is unable to overcome or avoid or cause to be avoided. Force Majeure includes, but is not restricted to, fires, strikes, labor stoppages, epidemics, floods, earthquakes, lightening storms, ice, acts of God, riots, civil disturbances, civil war, invasion, insurrection, military or usurped power, war, sabotage, explosions, failure of equipment or of contractors or suppliers of materials or fuel, inability to obtain or ship material, fuel or equipment because of the effect of similar causes on suppliers or carriers, or an action or restraint by court order or public or governmental authority (so long as the Genco has not applied for or assisted in the application for such court or governmental action). Force Majeure shall not include Genco's ability to sell capacity and/or energy to another purchaser at a more advantageous price than that contained in this EPSA. The settlement of strikes, walkouts, lockouts, and other labor disputes shall be entirely within the discretion of Genco, and Genco may make settlement at such time and on such terms and conditions as it may deem to be advisable. Interruption by a transmission provider shall not be deemed to be an event of Force Majeure unless (i) Genco shall have made arrangements with such transmission provider for the firm transmission, as defined under the transmission provider's Open Access Transmission Tariff, of the energy and (ii) such interruption is due to "force majeure" or "uncontrollable force" or a similar term as defined under the transmission provider's Open Access Transmission Tariff, and (iii) no other path is available and no other remedy is available.

14.      ASSIGNMENT

This EPSA shall inure to the benefit of, and be binding upon, the respective successors and assigns of Marketing and Genco. No assignment of this EPSA shall be made by a Party except to a wholly owned subsidiary or successor to substantially all of that Party's business who assumes possession and operates substantially the same facilities and business as the assignor. Notwithstanding the foregoing, either Party shall be free to assign this EPSA to any of its subsidiaries or affiliates, without the written consent of the other Party. The assignment by a Party shall not relieve the Party, without the written consent of the other Party, of any obligation to provide, or to accept and pay for, as the case may be, the services contracted for hereunder.

15.      NOTICES

All notices to be given under this EPSA shall be in writing via First Class U.S. mail, FAX or e-mail and shall be deemed given when sent. Notices shall be addressed as set forth below, or to such other address as the party to be notified may designate from time to time.

         Notice to Genco:

         R. Alan Kelley
         Senior Vice President
         Ameren Energy Generating Company
         One Ameren Plaza
         1901 Chouteau Avenue
         St. Louis, MO 63103

         Notice to Marketing:

         Andrew M. Serri
         Vice President, Marketing and Sales
         Ameren Energy Marketing Company
         400 S. Fourth Street
         St. Louis, MO 63102

16.      WRITTEN MODIFICATION

Nothing contained herein shall be construed as affecting in any way the right of Genco to unilaterally make application to the FERC for a change in rates and charges under Section 205 of the Federal Power Act and pursuant to the Commission's Rules and Regulations promulgated thereunder. Except with respect to rates and charges, this EPSA shall not be modified except in writing by amendment, executed by both parties, making express reference to the EPSA and the specific provisions hereof modified or amended.

17.      LIMITS OF LIABILITY

IN THE EVENT OF LITIGATION UNDER THIS EPSA, THE PREVAILING PARTY SHALL BE ENTITLED TO COMPENSATION FOR ANY REASONABLE ATTORNEYS FEES AND OTHER COSTS THAT MAY BE INCURRED. UNLESS EXPRESSLY HEREIN PROVIDED, NEITHER PARTY SHALL BE LIABLE FOR ANY CONSEQUENTIAL, INCIDENTAL, PUNITIVE, EXEMPLARY OR INDIRECT DAMAGES, LOST PROFITS OR OTHER BUSINESS INTERRUPTION DAMAGES, BY STATUTE, IN TORT OR CONTRACT, UNDER ANY INDEMNITY PROVISION OR OTHERWISE. IT IS THE INTENT OF THE PARTIES THAT THE LIMITATIONS HEREIN IMPOSED ON REMEDIES AND THE MEASURE OF DAMAGES BE WITHOUT REGARD TO THE CAUSE OR CAUSES RELATED THERETO, INCLUDING THE NEGLIGENCE OF ANY PARTY, WHETHER SUCH NEGLIGENCE BE SOLE, JOINT OR CONCURRENT, OR ACTIVE OR PASSIVE.

18.      DUTY TO MITIGATE

Each Party agrees that it has a duty to mitigate damages and covenants that it will use commercially reasonable efforts to minimize any damages it may incur as a result of the other Party's performance or non-performance of this EPSA.

19.      WAIVERS

Any waiver at any time by either Genco or Marketing of its rights with respect to a default under this EPSA or with respect to any other matter arising in connection with this EPSA shall not be deemed a waiver with respect to any subsequent default or matter. Any delay, short of the statutory period of limitation, in asserting or enforcing any right under this EPSA shall not be deemed a waiver of such right.

20.      ENTIRE AGREEMENT

This EPSA contains the entire agreement between the Parties in respect to the subject matter contained herein, and there are no other understandings or agreements between Genco and Marketing in respect thereof.

21.      WARRANTIES

The warranties expressly set forth in this EPSA are the sole warranties given by either Party to the other Party in connection with the sale and purchase of Power hereunder. EXCEPT AS SET FORTH HEREIN, GENCO EXPRESSLY NEGATES ANY OTHER REPRESENTATION OR WARRANTY, WRITTEN OR ORAL, EXPRESSED OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY REPRESENTATION OR WARRANTY WITH RESPECT TO CONFORMITY TO MODELS OR EXAMPLES, OR MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE.

22.      LIMITATION

This EPSA is not intended to and shall not create rights of any character whatsoever in favor of any person, corporation, association, or entity other than the parties to this EPSA, and the obligations herein assumed are solely for the use and benefit of the parties to this EPSA, their successors in interest, or assigns.

23.      SURVIVORSHIP OF OBLIGATIONS

The termination of this EPSA shall not discharge any Party from any obligation it owed to the other Party under the EPSA by reason of any transaction, loss, cost, damage, expense or liability which shall occur or arise prior to such termination. It is the intent of the Parties that any such obligation owed (whether the same shall be known or unknown as of the termination of this EPSA) shall survive the termination of this EPSA. The Parties also intend that the indemnification and limitation of liability provisions contained in this EPSA shall remain operative and in full force and effect, regardless of any termination of this EPSA, except with respect to actions or events occurring or arising after such termination is effective.

24.    GOVERNING LAW

The interpretation and performance of this EPSA shall be in accordance with and controlled by the laws of the State of Illinois (including any applicable orders and regulations issued by the ICC), except as to matters governed by federal statute.

25.      SAVINGS CLAUSE

The provisions of this EPSA shall be interpreted where possible in a manner to sustain their legality and enforcement. If at any time a provision of this EPSA is found to be unenforceable, such provision shall be removed and the rest of this EPSA shall remain intact and in effect as if the removed provision was never contained therein.

26.      RESOLUTION OF DISPUTES

If a question or controversy arises between the Parties concerning the observance or performance of any of the terms, provisions or conditions contained herein or the rights or obligations of either Party under this EPSA, such question or controversy shall in the first instance be the subject of a meeting between the Parties to negotiate a resolution of such dispute. Such meeting shall be held within fifteen (15) days of a request by either Party. If within fifteen (15) days after that meeting, the Parties have not negotiated a resolution or mutually extended the period of negotiation, either Party may seek resolution of the question or controversy by arbitration, subject, however, to any prohibition thereto by any governmental law or regulation.

The Party calling for arbitration ("Initiating Party") shall give written notice to the other Party setting forth (a) a short and plain statement of the issue(s) to be arbitrated; (b) a short and plain statement of the claim showing that the Initiating Party is entitled to relief; and (c) a statement of the relief to which the Initiating Party claims to be entitled. Such written notice including sections (a), (b) and (c) defined above shall not exceed a document length of 20 pages, double spaced utilizing a font of 12. Within twenty (20) days from the date of receipt of such notice, the other Party ("Receiving Party") may submit its written response and give notice in the same manner required above of additional issues to be arbitrated. The Initiating Party shall have twenty (20) days to respond to any issues submitted for arbitration by the Receiving Party.

Within thirty (30) days of the date of the Initiating Party's written notice requesting arbitration, each party shall designate a competent and disinterested person to act as that party's designated arbitrator, with the two (2) persons designated selecting a third neutral arbitrator within twenty (20) days of their designation. In the event the first two (2) arbitrators cannot agree on a mutually acceptable third arbitrator, they shall apply to the American Arbitration Association ("AAA") to appoint the third arbitrator. The arbitration shall be conducted pursuant to the Federal Rules of Civil Procedure, the Federal Rules of Evidence, and the Commercial Arbitration Rules of the AAA.

Any decision and award of the majority of arbitrators shall be binding upon both parties. The arbitrators shall not award any indirect, special, incidental or consequential damages against either party. Judgment upon the award rendered may be entered in any court of competent jurisdiction.

27.      HEADINGS

The descriptive headings of the sections of this EPSA have been inserted for convenience of reference only and shall not modify or restrict any of the terms and provisions thereof.

IN WITNESS WHEREOF, the Parties hereto have caused this Amended EPSA to be executed in duplicate, by its authorized officers, day and year first above written.


AMEREN ENERGY                               AMEREN ENERGY
MARKETING COMPANY                           GENERATING COMPANY


By   _/s/ Andrew M. Serri ______________          By             /s/ Gary L. Rainwater
      --------------------                           ----------------------------------------
 (Company Officer Signature)                                   (Customer Officer Signature)



          Andrew M. Serri                                            Gary L. Rainwater
------------------------------------------           -----------------------------------------
          (Printed Name)                                              (Printed Name)



    Vice President of Sales and Marketing                              President
------------------------------------------           -----------------------------------------
             (Title)                                                    (Title)


                                                                  Exhibit 10.2

                         ELECTRIC POWER SUPPLY AGREEMENT
                     Between Ameren Energy Marketing Company
                                       And
                     Central Illinois Public Service Company


THIS ELECTRIC POWER SUPPLY AGREEMENT (hereinafter "EPSA") made as of this 1st day of December, 1999, and as amended this 30th day of March, 2001, by and between AMEREN ENERGY MARKETING COMPANY, (hereinafter "Company") and CENTRAL ILLINOIS PUBLIC SERVICE COMPANY, d.b.a. AmerenCIPS (hereinafter "Customer") (Company and Customer may be identified collectively as "Parties" or individually as a "Party") is for the supply by Company of all electric power and energy, including ancillary services, needed to meet the Customer's full requirements for electric power and energy.

WHEREAS, Company is engaged in the business of purchasing and reselling electric power and energy; and

WHEREAS, Customer, which is an electric public utility in Illinois, has restructured its operations in response to and in accordance with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the "Customer Choice Law") by transferring all of its existing generating facilities to a newly-formed generation-company affiliate ("Ameren Energy Generating Company" or "Genco"); and

WHEREAS, Company has entered into an agreement to purchase from Genco all of the capacity and energy available from the generating units that were transferred by Customer to Genco and any additional generating units that may be acquired by Genco in the future; and

WHEREAS, Customer is required by the Customer Choice Law to continue to offer bundled retail electric service within its existing retail electric service area in Illinois at rates specified by the Illinois Commerce Commission ("ICC") through December 31, 2004; and

WHEREAS, Customer may continue to make bundled sales of electricity to existing wholesale electric service customers; and

WHEREAS, Customer is also obligated by the Customer Choice Law to offer retail electric service to customers in Illinois under unbundled, market-priced tariffs on file with the ICC and may also sell power to others at market-based rates ("Market Price Sales") through December 31, 2004; and

WHEREAS, a portion of the capacity and energy supplied by Company to Customer shall be provided in the form of certain ancillary services to fulfill Customer's generation-based ancillary service requirements in support of its bundled sales and resales to Customer's transmission customers under the Ameren Open Access Transmission, or any successor tariff thereof ("Ameren OATT"); and

WHEREAS, Customer desires to acquire from Company all the electric power and energy that is needed to enable it to provide electric service after the transfer of its generating units; and

WHEREAS, Company is capable of supplying all such power and energy to Customer and desires to do so pursuant to the rates, terms and conditions set forth herein;

NOW THEREFORE, in consideration for the agreements and undertakings established herein and the mutual benefits derived therefrom, it is agreed as follows:

1.       GENERATION SERVICES

         A.       Firm Electric Power And Energy Services
                 -----------------------------------------

Company will supply and deliver to Customer all of the firm electric capacity and energy (hereinafter "Energy") needed by Customer to serve its native load, to operate its transmission and distribution system and to provide transmission and distribution services, to fulfill its obligations under all applicable federal and state tariffs or contracts, to satisfy regional reliability requirements, and for any other purpose related to the provision of wholesale or retail electric service and Customer shall purchase and pay for such Energy in accordance with the terms of this Agreement.

         B.       Ancillary Services

Consistent with subsection 1.A above, a portion of the capacity and energy made available to Customer under this EPSA shall be in the form of certain generation-based ancillary services as needed by Customer to serve its native load, to operate its transmission and distribution system and to provide transmission and distribution services, to fulfill its obligations under all applicable federal and state tariffs or contracts, and to satisfy regional reliability requirements. Such ancillary services shall include Reactive Supply and Voltage Control from Generation Sources Service, Regulation and Frequency Response Service, Energy Imbalance Service and Retail Energy Imbalance Service, Operating Reserve - Spinning Reserve Service, Operating Reserve - Supplemental Reserve Service, and Loss Compensation Service, and shall be delivered in accordance with the same terms and conditions as required for delivery of such services under the Ameren OATT. Customer shall purchase and pay for such ancillary services in accordance with the terms of this Agreement.

2.       TERM

Subject to acceptance of this EPSA by the Federal Energy Regulatory Commission ("FERC"), supply and delivery of Energy pursuant to the EPSA shall begin on the Transfer Date established in the "Asset Transfer Agreement" dated May 1, 2000 between Customer and Genco and terminate at 12:00 P.M. CPT on December 31, 2004.

3.       DELIVERY POINTS

All Energy supplied under this EPSA that is provided by generation sources acquired by Genco from Customer shall be deemed to be delivered at the bus bar connecting each such generation source to the Customer's transmission system. All Energy supplied under this EPSA that is provided by other generation sources shall be deemed to be delivered at the point of interconnection between Customer's transmission system and the transmission system over which the Energy is being delivered. Energy supplied under this EPSA shall be sixty (60) hertz, three (3) phase alternating current.

4.       TRANSMISSION

Transmission of Energy to Customer shall be firm transmission as such is defined in the transmission provider's Open Access Transmission Tariff. Company shall be responsible for making all necessary transmission arrangements for transmission of Energy to the Points of Delivery identified above from sources not directly interconnected to the Ameren transmission system, and for any communication with any transmission provider relating to the transmission and delivery of Energy to Customer, including communications concerning scheduling, tagging, displacements, disputes, or other operational issues. Customer shall cooperate with Company for the purpose of attaining the necessary firm transmission service and for implementing the transmission service required for supplying the Energy to the Points of Delivery.


5.       METERING

The Parties recognize that certain meters used to measure the amount of Energy received by Customer are owned by Customer. In order that the accuracy of registration is maintained in accordance with good utility practice, metering equipment shall be tested by Customer at suitable intervals. At the request of Company, special tests shall be performed, but if less than two percent inaccuracy is found, Company shall pay for the test. The expense of all other tests shall be borne by Customer.

Representatives of each Party may be present at all routine or special tests or whenever any readings for the purposes of settlements are taken from meters not having an automatic record. If any test of metering equipment discloses an inaccuracy exceeding two percent, the accounts of the Parties shall be adjusted for the period, not exceeding 90 days, that such inaccuracy is estimated to have existed. Should any metering equipment fail to register, the amounts of Energy delivered and demands established shall be estimated from the best available data. Meters shall be adjusted as nearly as practicable to 100.0% at the time of any meter tests, and Customer shall furnish a copy of any meter test results when requested by Company.

6.       SYSTEM PLANNING

In order for Company to plan adequately for Customer's Energy requirements, Customer shall notify Company no later than November 1 of each year of its annual load plan for the next calendar year during the Term. Such annual load plan shall be consistent with the forecasted peak demand reported to the Mid-American Interconnected Network ("MAIN") for such year. Customer shall also provide to Company an update to its annual load plan on or before March 1 of each year during the Term.

7.       RECORDS

Customer shall provide Company with all records that may reasonably be requested by Company for the purpose of administering this EPSA. The Parties shall keep such records as may be needed to afford a clear history of all transactions under this Agreement. The originals of all such records shall be retained by each party for a minimum of three years and copies shall be delivered to the other Party upon request.

8.       PRICES


         A.       Charges  For Energy  Supplied To  Customer  (For Sales Other Than Market  Price Sales And Other
                  -------------------------------------------------------------------------------------------------
                  Than For Sales of Ancillary Services under the Ameren OATT)
                  -----------------------------------------------------------


                  1.       Capacity Charges

Each calendar year, Company will be entitled to be compensated at a rate of $69,708/MW/Yr. for the quantity ("Quantity") of capacity supplied, which shall be equal to the greater of: (1) Customer's forecasted peak demand reported to MAIN for that year, or (2) Customer's actual annual peak demand ("Peak Demand"); minus the portion of the forecasted or actual peak demand, as applicable, represented by Market Price Sales and by sales of ancillary services pursuant to the Ameren OATT. For the purpose of this provision, Customer's forecasted peak demand and actual annual peak demand shall be adjusted for losses to the extent necessary to be determined at the Points of Delivery.

Customer shall pay Company monthly for one-twelfth of the applicable annual capacity charges for each calendar year during the Term (or a pro rata share of such annual capacity charges during the year ending December 31, 2000) based on Customer's forecasted peak demand for such year as reported to MAIN. Within 10 days after the close of each calendar year, Company shall calculate the Customer's capacity charges on the basis of Customer's actual annual peak demand. In the event that Customer's actual annual peak demand for such year exceeded its forecasted peak demand that had been reported to MAIN for such year, Customer shall pay Company for any additional capacity charges that are due with respect to such year at the time of payment of its next monthly bill.

                  2.       Energy Charges

In addition to the capacity charges specified above, Customer shall pay Company an energy charge of $21.81/Mwh for all energy supplied by Company to the Points of Delivery for sale other than as Market Price Sales and other than for sales of ancillary services pursuant to the Ameren OATT.

         B.       Charges For Energy Supplied To Customer For Market Price Sales

In addition to the charges for Energy supplied to Customer as set forth above, Customer shall pay Company an amount equal to the amount Customer receives from retail customers for power and energy sold as Market Price Sales. Within 15 days following the close of each calendar month, Customer shall advise Company of the estimated amount of power and energy sold as Market Price Sales for such month and the average rate per Mwh at which such power and energy was sold. Payments for all Energy supplied to Customer for Market Price Sales shall be remitted by Customer to Company in the month following the month in which Customer receives payment for such Energy. Within 45 days following the close of each calendar month, Customer shall advise Company of the actual amounts of Market Price Sales for such month, and the subsequent payments from Customer to Company shall be adjusted accordingly.

         C.       Charges For Ancillary Services for Ameren OATT Transactions

Customer shall pay Company all amounts received by Customer for ancillary services provided hereunder and resold by Customer pursuant to the Ameren OATT. Within 15 days following the close of each calendar month, Customer shall advise Company of the estimated amount of such ancillary services resold by Customer and the amount of total charges Customer received from such resale. Payment of the total amount received by Customer shall be remitted to Company in the month following the month in which Customer receives payment for such ancillary services provided hereunder and resold by Customer.

9.       REGULATION

The parties recognize that this EPSA is subject to regulation by the FERC pursuant to Part II of the Federal Power Act. If the FERC should require the modification of this EPSA prior to its acceptance, the parties shall, in good faith, attempt to reach agreement on modifications that would be acceptable to the FERC in a manner that retains the economic benefits intended to be derived by each party under this EPSA.

10.      ACCESS

Customer shall provide, at no cost to Company, a suitable place (including means of support) on and access to Customer's property for Company to install, maintain, operate, repair, replace, and remove all equipment and facilities necessary for Company to perform its obligations under this EPSA. Customer shall use reasonable diligence to protect all of Company's equipment located on Customer's property.

11.      PAYMENT OF BILLS

A. BILLING FOR SERVICE: Bills for Energy supplied to Customer for sales other than Market Price Sales will be based upon the Quantity of capacity and amount of energy supplied by Company at the Points of Delivery. Bills and payment for ancillary services shall be rendered consistent with Section 8C of the EPSA. Within 15 days after the close of each calendar month, the Company will issue the bill to Customer electronically (commonly referred to as "EDI"), or other suitable means. If the Company is unable to obtain meter information, or if final Market Price Sales data or ancillary services data is unavailable, an estimated bill will be issued, computed on the basis of Customer's previous use together with such other information as is available. Once all billing information is considered final, the estimated bill will be adjusted and any payment due difference will be reflected on the next scheduled billing.

B. PAYMENT PERIODS: The last date for payment of the "net amount" shown on the bill for Energy supplied to Customer for sales other than Market Price Sales and for ancillary services shall be seven days after the date the bill is issued (hereinafter "Net Payment Period"). Payment of all amounts for all Energy supplied to Customer for Market Price Sales and sales of ancillary services shall be due on the same date. In the event of a disputed bill Customer shall pay the undisputed portion within the Net Payment Period. When the last day of any Net Payment Period falls on a day other than a business day of Company, such period will be automatically extended to include the next following business day. Other than a business day of Company shall include Saturdays, Sundays, and the following holidays: New Year's day, Lincoln's Birthday, Washington's Birthday, Martin Luther King's Birthday, Good Friday, Memorial Day, Independence Day, Labor Day, Columbus Day, Veteran's Day, Thanksgiving day, Friday following Thanksgiving day, Christmas Eve (the last day of regular work schedule prior to Christmas day), Christmas day and New Year's Eve (the last day of regular work schedule prior to New Year's day). Whenever a holiday falls on Sunday the following Monday will not be considered a business day. Whenever a holiday falls on a Saturday, the prior Friday will not be considered a business day.

C. PAYMENT AND LATE PAYMENTS: Customer shall make payment to Company by wire transfer, or other acceptable means, within the Net Payment Period in immediately available U.S. funds. When a bill is paid after the last date for payment in the "net amount" shown on the bill a late payment charge equivalent to one and one half (1 1/2) percent will be assessed each month on the unpaid balance.

12.      INDEMNIFICATION

Customer shall indemnify and save harmless and defend Company from and against any and all claims, demands, damages, costs or expenses arising, growing out of or resulting in any manner after delivery of Energy to Customer or from improper or negligent construction, installation, insulation, maintenance or operation of Customer's lines and appurtenances.

13.      FORCE MAJEURE

In the event of Force Majeure, Company shall notify Customer immediately by oral communication, confirmed in writing, of such occurrence, reporting the commencement time and date, estimated duration, and estimated magnitude of the reduction in Energy deliveries resulting from the Force Majeure situation. Company shall not be liable for the failure to deliver the full amount or any part of the Energy to be supplied pursuant to this EPSA for the duration of the Force Majeure. For the purpose of this provision, "Force Majeure" means an event or circumstances which prevents Company from performing its obligations under this EPSA, which is not within the reasonable control of the Company, and which, by exercise of due diligence, the Company is unable to overcome or avoid or cause to be avoided. Force Majeure includes, but is not restricted to, fires, strikes, labor stoppages, epidemics, floods, earthquakes, lightening storms, ice, acts of God, riots, civil disturbances, civil war, invasion, insurrection, military or usurped power, war, sabotage, explosions, failure of equipment or of contractors or suppliers of materials or fuel, inability to obtain or ship material, fuel or equipment because of the effect of similar causes on suppliers or carriers, or an action or restraint by court order or public or governmental authority (so long as the Company has not applied for or assisted in the application for such court or governmental action). Force Majeure shall not include Company's ability to sell Energy to another purchaser at a more advantageous price than that contained in this EPSA. The settlement of strikes, walkouts, lockouts, and other labor disputes shall be entirely within the discretion of the Company, and Company may make settlement at such time and on such terms and conditions as it may deem to be advisable. Interruption by a transmission provider shall not be deemed to be an event of Force Majeure unless
(i) Company shall have made arrangements with such transmission provider for the firm transmission, as defined under the transmission provider's Open Access Transmission Tariff, of the Energy and (ii) such interruption is due to "force majeure" or "uncontrollable force" or a similar term as defined under the transmission provider's Open Access Transmission Tariff, and (iii) no other path is available and no other remedy is available.

14.      ASSIGNMENT

This EPSA shall inure to the benefit of, and be binding upon, the respective successors and assigns of Customer and Company. No assignment of this EPSA shall be made by a Party except to a wholly owned subsidiary or successor to substantially all of that Party's business who assumes possession and operates substantially the same facilities and business as the assignor. Notwithstanding the foregoing, either Party shall be free to assign this EPSA to any of its subsidiaries or affiliates, without the written consent of the other Party. The assignment by a Party shall not relieve the Party, without the written consent of the other Party, of any obligation to provide, or to accept and pay for, as the case may be, the services contracted for hereunder.

15.      NOTICES

All notices to be given under this EPSA shall be in writing via First Class U.S. mail, FAX or e-mail and shall be deemed given when sent. Notices shall be addressed as set forth below, or to such other address as the party to be notified may designate from time to time.

         Notice to Company:

         Andrew M. Serri
         Vice President of Sales and Marketing
         Ameren Energy Marketing Company
         400 S. Fourth Street
         St. Louis, MO 63102

         Notice to Customer:

         Thomas R. Voss
         Senior Vice President, Customer Services
         AmerenCIPS
         One Ameren Plaza
         1901 Chouteau Avenue
         St. Louis, MO 63103

16.      WRITTEN MODIFICATION

The rates for service specified herein shall remain in effect for all Energy supplied by Company through December 31, 2004, and shall not be subject to change through application to the FERC pursuant to the provisions of Section 205 of the Federal Power Act prior to that time absent the agreement of the Parties. This EPSA shall not be modified except in writing by amendment, executed by both parties, making express reference to the EPSA and the specific provisions hereof modified or amended.

17.  LIMITS OF LIABILITY

IN THE EVENT OF LITIGATION UNDER THIS EPSA, THE PREVAILING PARTY SHALL BE ENTITLED TO COMPENSATION FOR ANY REASONABLE ATTORNEYS FEES AND OTHER COSTS THAT MAY BE INCURRED. UNLESS EXPRESSLY HEREIN PROVIDED, NEITHER PARTY SHALL BE LIABLE FOR ANY CONSEQUENTIAL, INCIDENTAL, PUNITIVE, EXEMPLARY OR INDIRECT DAMAGES, LOST PROFITS OR OTHER BUSINESS INTERRUPTION DAMAGES, BY STATUTE, IN TORT OR CONTRACT, UNDER ANY INDEMNITY PROVISION OR OTHERWISE. IT IS THE INTENT OF THE PARTIES THAT THE LIMITATIONS HEREIN IMPOSED ON REMEDIES AND THE MEASURE OF DAMAGES BE WITHOUT REGARD TO THE CAUSE OR CAUSES RELATED THERETO, INCLUDING THE NEGLIGENCE OF ANY PARTY, WHETHER SUCH NEGLIGENCE BE SOLE, JOINT OR CONCURRENT, OR ACTIVE OR PASSIVE.

18.      DUTY TO MITIGATE

Each Party agrees that it has a duty to mitigate damages and covenants that it will use commercially reasonable efforts to minimize any damages it may incur as a result of the other Party's performance or non-performance of this EPSA.

19.      WAIVERS

Any waiver at any time by either Company or Customer of its rights with respect to a default under this EPSA or with respect to any other matter arising in connection with this EPSA shall not be deemed a waiver with respect to any subsequent default or matter. Any delay, short of the statutory period of limitation, in asserting or enforcing any right under this EPSA shall not be deemed a waiver of such right.

20.      ENTIRE AGREEMENT

This EPSA contains the entire agreement between the Parties in respect to the subject matter contained herein, and there are no other understandings or agreements between Company and Customer in respect thereof.

21.      WARRANTIES

The warranties expressly set forth in this EPSA are the sole warranties given by either Party to the other Party in connection with the sale and purchase of Energy hereunder. EXCEPT AS SET FORTH HEREIN, COMPANY EXPRESSLY NEGATES ANY OTHER REPRESENTATION OR WARRANTY, WRITTEN OR ORAL, EXPRESSED OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY REPRESENTATION OR WARRANTY WITH RESPECT TO CONFORMITY TO MODELS OR EXAMPLES, OR MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE.

22.      LIMITATION

This EPSA is not intended to and shall not create rights of any character whatsoever in favor of any person, corporation, association, or entity other than the parties to this EPSA, and the obligations herein assumed are solely for the use and benefit of the parties to this EPSA, their successors in interest, or assigns.

23.      SURVIVORSHIP OF OBLIGATIONS

The termination of this EPSA shall not discharge any Party from any obligation it owed to the other Party under the EPSA by reason of any transaction, loss, cost, damage, expense or liability which shall occur or arise prior to such termination. It is the intent of the Parties that any such obligation owed (whether the same shall be known or unknown as of the termination of this EPSA) shall survive the termination of this EPSA. The Parties also intend that the indemnification and limitation of liability provisions contained in this EPSA shall remain operative and in full force and effect, regardless of any termination of this EPSA, except with respect to actions or events occurring or arising after such termination is effective.

24.    GOVERNING LAW

The interpretation and performance of this EPSA shall be in accordance with and controlled by the laws of the State of Illinois (including any applicable orders and regulations issued by the ICC), except as to matters governed by federal statute.

25.      SAVING CLAUSE

The provisions of this EPSA shall be interpreted where possible in a manner to sustain their legality and enforcement. If at any time a provision of this EPSA is found to be unenforceable, such provision shall be removed and the rest of this EPSA shall remain intact and in effect as if the removed provision was never contained therein.

26.      RESOLUTION OF DISPUTES

If a question or controversy arises between the Parties concerning the observance or performance of any of the terms, provisions or conditions contained herein or the rights or obligations of either Party under this EPSA, such question or controversy shall in the first instance be the subject of a meeting between the Parties to negotiate a resolution of such dispute. Such meeting shall be held within fifteen (15) days of a request by either Party. If within fifteen (15) days after that meeting, the Parties have not negotiated a resolution or mutually extended the period of negotiation, either Party may seek resolution of the question or controversy by arbitration, subject, however, to any prohibition thereto by any governmental law or regulation.

The Party calling for arbitration ("Initiating Party") shall give written notice to the other Party setting forth (a) a short and plain statement of the issue(s) to be arbitrated; (b) a short and plain statement of the claim showing that the Initiating Party is entitled to relief; and (c) a statement of the relief to which the Initiating Party claims to be entitled. Such written notice including sections (a), (b) and (c) defined above shall not exceed a document length of 20 pages, double spaced utilizing a font of 12. Within twenty (20) days from the date of receipt of such notice, the other Party ("Receiving Party") may submit its written response and give notice in the same manner required above of additional issues to be arbitrated. The Initiating Party shall have twenty (20) days to respond to any issues submitted for arbitration by the Receiving Party.

Within thirty (30) days of the date of the Initiating Party's written notice requesting arbitration, each party shall designate a competent and disinterested person to act as that party's designated arbitrator, with the two (2) persons designated selecting a third neutral arbitrator within twenty (20) days of their designation. In the event the first two- (2) arbitrators cannot agree on a mutually acceptable third arbitrator, they shall apply to the American Arbitration Association ("AAA") to appoint the third arbitrator. The arbitration shall be conducted pursuant to the Federal Rules of Civil Procedure, the Federal Rules of Evidence, and the Commercial Arbitration Rules of the AAA.

Any decision and award of the majority of arbitrators shall be binding upon both parties. The arbitrators shall not award any indirect, special, incidental or consequential damages against either party. Judgment upon the award rendered may be entered in any court of competent jurisdiction.

27.      HEADINGS

The descriptive headings of the sections of this EPSA have been inserted for convenience of reference only and shall not modify or restrict any of the terms and provisions thereof.

IN WITNESS WHEREOF, the Parties hereto have caused this EPSA to be executed in duplicate, by its authorized officers, day and year first above written.


AMEREN ENERGY MARKETING             CENTRAL ILLINOIS PUBLIC
COMPANY                                                 SERVICE COMPANY



By   _/s/ Andrew M. Serri____________          By /s/ Thomas R. Voss
     -------------------                   -----------------------------
 (Company Officer Signature)                 (Customer Officer Signature)



          Andrew M. Serri                           Thomas R. Voss
-------------------------------------       -----------------------------
          (Printed Name)                            (Printed Name)



Vice President of Sales                           Senior Vice President,
        and Marketing                               Customer Services
----------------------------------------    ------------------------------
          (Title)                                       (Title)