Form 10-Q
period 2001-06-30
AMEREN CORP
filed 2001-08-14
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2001

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


Shares outstanding of each of registrant's classes of common stock as of August
    14, 2001: Common Stock, $ .01 par value - 137,215,462

                               Ameren Corporation

                                      Index

                                                                       Page No.

Part I    Financial Information

          Item 1.  Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheet
               - June 30, 2001 and December 31, 2000                      11

             Consolidated Statement of Income
               - Three months, six months and 12 months ended
                  June 30, 2001 and 2000                                  12

             Consolidated Statement of Cash Flows
               - Six months ended June 30, 2001 and 2000                  13

             Consolidated Statement of Common Stockholders' Equity -
                Six months ended June 30, 2001 and 12 months ended
                December 31, 2000                                         14

             Notes to Consolidated Financial Statements                   15

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    2

          Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                                8


Part II   Other Information

          Item 1.  Legal Proceedings                                      19

          Item 4.  Submission of Matters to a Vote
                         Of Security Holders                              20

          Item 5.  Other Information                                      20

          Item 6.  Exhibits and Reports on Form 8-K                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

The unaudited consolidated financial statements of Ameren Corporation (Ameren or the Registrant) appear on pages 11 through 19 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 15, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Registrant's 2000 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 2000 Form 10-K).

References to the Registrant are to Ameren on a consolidated basis; however, in certain circumstances, the subsidiaries are separately referred to in order to distinguish between their different business activities.

RESULTS OF OPERATIONS

Earnings
Second quarter 2001 earnings of $95 million, or $.69 per share, decreased $19 million, or 14 cents per share, from 2000's second quarter earnings. Ongoing earnings for the six months ended June 30, 2001, totaled $160 million, or $1.17 per share, compared to the year-ago earnings of $175 million or $1.28 per share. Ongoing 2001 earnings exclude the impact of a one-time charge of 5 cents per share, associated with the required adoption of a new accounting standard related to derivative financial instruments (see Note 7 under Notes to Consolidated Financial Statements for further information). Earnings for the 12 months ended June 30, 2001, were $435 million, or $3.17 per share, compared to $419 million, or $3.06 per share, for the preceding 12-month period.

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

The Registrant continues to estimate that ongoing earnings per share for the year ending December 31, 2001, will range between $3.30 and $3.45 per share. This estimate continues to incorporate a future form of incentive regulation, which includes retail electric rate reductions and additional customer credits. This estimate is subject to, among other things, the regulatory issues associated with the Registrant's Missouri retail electric operations (see discussion below under "Rate Matters" and Note 2 under Notes to Consolidated Financial Statements for further information). The resolution of those issues could differ materially from the assumptions used in the Registrant's 2001 estimate. In addition, the Registrant is seeing a substantial decline in power market volatility and forward energy prices for the remainder of 2001. The Registrant cautions that continued weakness in energy prices would reduce electric energy trading margins and may consequently lower earnings, which ultimately could result in the Registrant lowering its 2001 earnings per share estimate.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2001 and 2000 are detailed on the following pages.

Electric Operations

Electric Operating Revenues                                    Variations for periods ended June 30, 2001
                                                                  from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months             Six Months               Twelve Months
                                                 ------------             ----------               -------------
----------------------------------------------------------------------------------------------------------------------
Credit to electric customers                      $   30                  $   25                   $    (7)
Effect of abnormal weather                            19                      47                        61
Growth and other                                      21                      57                       120
Interchange sales                                     77                     147                       185
EEI sales                                            (15)                    (31)                      (38)
----------------------------------------------------------------------------------------------------------------------
                                                  $  132                  $  245                    $  321
-----------------------------------------------------------------------------------------------------------------------

The $132 million increase in second quarter electric revenues compared to the year-ago quarter was primarily driven by an 8 percent increase in total kilowatthour sales. Interchange sales increased 20 percent, while industrial sales increased 16 percent during the quarter, primarily due to a new industrial customer contract that became effective in August 2000. Weather-sensitive residential and commercial sales increased 5 percent and 9 percent, respectively. Sales at EEI were down 30 percent during the second quarter of 2001, as a result of a decrease in sales under a contract with its major customer. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the first six months of 2001 increased $245 million compared to the prior-year period, primarily due to a 5 percent increase in total kilowatthour sales. Interchange sales increased 11 percent during the period, while weather-sensitive residential and commercial sales rose 8 percent and 9 percent, respectively. In addition, industrial and wholesale sales increased 16 percent and 12 percent, respectively, during the period. The increase in industrial sales was primarily due to a new industrial customer contract that became effective in August 2000. These increases were offset in part by a 39 percent decline in sales at EEI, which resulted from a decrease in sales under a contract with its major customer. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 2001 increased $321 million compared to the prior 12-month period. The increase in revenues was primarily driven by a 6 percent increase in total kilowatthour sales. Interchange sales increased 17 percent, while native sales increased 10 percent. These increases were partially offset by a 37 percent decline in sales at EEI.

Fuel and Purchased Power                                       Variations for periods ended June 30, 2001
                                                                  from comparable prior-year periods
---------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months             Six Months               Twelve Months
                                                 ------------             ----------               -------------
---------------------------------------------------------------------------------------------------------------------
Fuel:
     Generation                                   $  (11)                 $   (9)                   $   26
     Price                                            13                      14                        (4)
     Generation efficiencies and other                (1)                     (2)                       (9)
     Coal contract termination payments                -                       -                       (52)
Purchased power                                      132                     203                       230
EEI                                                  (12)                    (22)                      (17)
----------------------------------------------------------------------------------------------------------------------
                                                 $   121                  $  184                    $  174
----------------------------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three and six months ended June 30, 2001, increased $121 million and $184 million, respectively, versus the comparable prior-year periods primarily due to increased purchased power, resulting from higher sales volume and replacement power resulting from the refueling outage of the Registrant's Callaway Nuclear Plant, which occurred during second quarter 2001.

Fuel and purchased power costs for the 12 months ended June 30, 2001, increased $174 million versus the comparable prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume, and the Callaway Nuclear Plant refueling outage which occurred in second quarter 2001. These increases were partially offset by lower fuel prices, which resulted from savings related to the termination of certain coal contracts in late 1999. AmerenCIPS and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective

December 31, 1999 resulting in coal contract termination payments of $52 million.

Gas Operations
Gas revenues for the three months ended June 30, 2001, decreased $18 million, compared to the year-ago period, primarily due to a 37 percent decrease in retail sales. Gas revenues for the six-month and 12-month periods ended June 30, 2001 increased $70 million and $152 million compared to year-ago periods primarily resulting from increased sales and higher costs reflected in the purchased gas adjustment clauses.

Gas costs for the three months ended June 30, 2001 decreased $10 million compared to second quarter 2000 primarily due to a decline in sales and lower gas prices. Gas costs for the six and 12-months ended June 30, 2001, increased $69 million and $137 million, respectively, primarily due to higher sales and gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit increases, and plant maintenance outages.

Other operations expenses increased $21 million and $41 million, for the three month and six month periods ended June 30, 2001, respectively, compared to comparable prior-year periods primarily due to higher employee benefit costs in 2001, resulting from changes in actuarial assumptions and investment performance of employee benefit plans' assets, and increased professional services. Other operations expenses increased $76 million for the 12-month period ended June 30, 2001 compared to the same year-ago period primarily due to the withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information), in addition to higher employee benefit costs, resulting from changes in actuarial assumptions and investment performance of the employee benefit plans' assets, and increased professional services.

Maintenance expenses for the three and six months ended June 30, 2001, increased $17 million and $30 million, respectively, compared to the year-ago periods primarily due to a refueling outage at the Callaway Nuclear Plant during second quarter 2001. The spring 2001 refueling was completed in 45 days. There was no refueling in 2000. Maintenance expenses for the 12 months ended June 30, 2001 increased $9 million primarily resulting from the Callaway Nuclear Plant refueling, partially offset by a reduction in fossil power plant maintenance.

Depreciation and amortization expenses for the three month, six month and 12 month periods ended June 30, 2001 increased $7 million, $12 million and $27 million, respectively, compared to the comparable prior periods due to increased depreciable property, primarily resulting from the addition of combustion turbine generating facilities (see discussion below under "Liquidity and Capital Resources" for further information).

Taxes
Income taxes decreased $19 million and $13 million, respectively, for the three and six months ended June 30, 2001, respectively, due to lower pretax income.

Other tax expense decreased $6 million for the quarter ended June 30, 2001 compared to the year-ago quarter primarily due to a change in the property tax assessment in the state of Illinois in June 2001. Other tax expense increased $12 million for the 12 months ended June 30, 2001 compared to the prior year primarily due to a change in the property tax assessment in the state of Illinois in June 2000.

Other Income and Deductions
The variation in miscellaneous, net for the 12-month period ended June 30, 2001, compared to the year-ago period, was primarily due to prior period write-offs of certain nonregulated investments.

Balance Sheet
Short-term debt increased $244 million primarily for borrowings to finance the acquisition of new combustion turbine generators. See "Liquidity and Capital Resources" below for further discussion.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

Decrease in other current liabilities of $46 million during 2001 is primarily due to the reduction in the estimated credit that the Registrant expects to pay its Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $212 million for the six months ended June 30, 2001, compared to $254 million during the same 2000 period.

Cash flows used in investing activities totaled $544 million and $460 million for the six months ended June 30, 2001 and 2000, respectively. Construction expenditures for the six months ended June 30, 2001, for constructing new or improving existing facilities were $539 million, which included expenditures associated with the purchase of combustion turbine generating facilities. The Registrant added 527 megawatts of combustion turbine generation capacity during the six months ended June 30, 2001. In addition, the Registrant expended $13 million for the acquisition of nuclear fuel.

Effective May 30, 2001, Resources Company entered into an agreement assigning to a third party contract rights to two combustion turbine generating units which had been planned for commercial operation in 2003. As a result, these generating units will no longer be available to the Registrant. These units were expected to add 325 megawatts of generating capacity to the Registrant's generation portfolio at a cost of $200 million. The Registrant has made a commitment to purchase four combustion turbine generating units totaling 192 megawatts to be located in Missouri and operated by AmerenUE by summer 2002. The cost of those units is approximately $100 million. The Registrant has also acquired a 50 megawatt unit to be located at AmerenUE's Venice, Illinois plant that is expected to be operational by summer 2002. In addition, the Registrant has contractual rights to develop a 117 megawatt combustion turbine unit that had been planned for commercial operation in 2002, the cost of which is approximately $50 million. At this time, the Registrant is actively pursuing a third party assignment of this unit. As of June 30, 2001, the Registrant plans to add combustion turbine generating units as follows: 820 megawatts in 2001 (including those already in service as of June 30); 710 megawatts in 2002; and 325 megawatts each in 2004 and 2005. The Registrant is reviewing three combustion turbine generating units which had been planned for commercial operation in 2004 and 2005 to determine if they can be used by AmerenUE rather than Generating Company, in order to fulfill AmerenUE generating capacity needs. The Registrant is also considering assigning or canceling the one remaining unit that had been planned for commercial operation in 2005. The Registrant continually reviews its generation portfolio, and as a result, could modify its plan for generation asset additions or assignments, which could include the timing of when certain assets will be added to or removed from its portfolio, whether the generation will be added to the regulated or nonregulated portfolio, as well as the type of generation asset technology that will be employed, among other things.

During the course of the Registrant's resource planning, several alternatives, in addition to the Missouri and Venice plant capacity additions described above, are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for AmerenUE, AmerenCIPS and Resources Company. The Registrant has contracted for the purchase of 50 megawatts of capacity and energy for the summer of 2001, and is considering proposals for purchases of capacity and energy for the summer of 2002 and beyond, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

Cash flows provided by financing activities totaled $278 million for the six months ended June 30, 2001. The Registrant's principal financing activities for the period included issuance of short-term and long-term debt, offset by the redemption of debt and the payment of dividends. On April 24, 2001, the Registrant's Board of Directors declared a quarterly dividend for the second quarter of 2001 of 63.5 cents per common share that was paid to shareholders on June 29, 2001. Common stock dividends paid for the 12 months ended June 30, 2001, resulted in a payout rate of 80 percent of the Registrant's earnings to common stockholders.

In April 2001, AmerenCIPS filed with the Securities and Exchange Commission
(SEC) a shelf registration statement on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. In June 2001, AmerenCIPS issued $150 million of the senior notes with an interest rate of 6.625% due June 2011. Until the release date as described in the registration statement, the senior notes will be secured by a related series of AmerenCIPS' first mortgage bonds. The proceeds of these senior notes were used to repay short-term debt and first mortgage bonds maturing in June 2001.

On November 1, 2000, Generating Company issued transfer restricted Senior Notes in a private placement, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes). The Series A Notes totaled $225 million. Interest will accrue on the Series A Notes at a rate of 7.75% per year and will be payable semi-annually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes will be payable on November 1, 2005. Series B Notes totaled $200 million. Interest will accrue on the Series B Notes at a rate of 8.35% per year and will be payable semi-annually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes will be payable on November 1, 2010. The proceeds from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds from the Senior Notes, Generating

Company reduced its short-term borrowings incurred in connection with the construction of completed combustion turbine generating facilities, paid for the construction of certain combustion turbine generating facilities, and funded working capital and other capital expenditure needs. Generating Company filed a registration statement in the first quarter of 2001 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. The registration statement was declared effective in April 2001. On June 12, 2001, all holders completed their exchange of the Senior Notes for new Series C and D Notes which are identical in all material respects to the Series A Notes and Series B Notes, respectively, except that the new series of notes do not contain transfer restrictions and are registered.

The Registrant anticipates securing additional permanent financing during 2001-2004 to primarily fund capital expenditure requirements for combustion turbine generating facilities. At this time, the Registrant is unable to determine the amount of the additional permanent financing, as well as the additional financings' impact on the Registrant's financial position, results of operations or liquidity.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the SEC under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2001, the Registrant had committed bank lines of credit aggregating $176 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2001 and 2002, that support commercial paper programs totaling $763 million, $463 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At June 30, 2001, $214 million was available under these bank credit agreements. The Registrant had $447 million of short-term borrowings at June 30, 2001.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the six months ended June 30, 2001, included redemptions under the lease for nuclear fuel of $64 million, partially offset by $2 million of issuances. At June 30, 2001, $53 million was financed under the lease.

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

RATE MATTERS

On June 30, 2001, the Registrant's experimental alternative regulation plan (the
Plan) for its Missouri electric customers expired (see Note 5 under Notes to Consolidated Financial Statements for further information about the Plan). With the Plan's expiration, on July 2, 2001, the Missouri Public Service Commission (MoPSC) staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04% to 10.04%. Evidentiary hearings on the MoPSC staff's recommendation will be conducted before the MoPSC. To date, hearings have not been scheduled. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted. As a result, a final decision on this matter may not occur until 2002. The Registrant is preparing to vigorously contest the MoPSC staff's recommendation in proceedings before the MoPSC. At this time, the

Registrant can not predict the outcome of this complaint proceeding, or its impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

In the interim, the Registrant expects to continue negotiations with all pertinent parties with the intent to continue with a form of incentive regulation similar to the Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity.

See Note 2 under Notes to Consolidated Financial Statements for further discussion of Rate Matters.

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

One of the major provisions of the Law is the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 13 percent of the Registrant's total sales. As of June 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Missouri
During the legislative session that ended in May 2001, the Registrant was participating in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would have allowed the State's largest nonresidential customers to choose their electric supplier, among other things. No electric industry legislation was passed during the legislative session.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

ACCOUNTING MATTERS

In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $7 million after taxes to the income statement, and a cumulative adjustment of $11 million after income taxes to other comprehensive income (OCI), which reduced stockholders' equity. (See Note 3 under Notes to Consolidated Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. At this time, the Registrant is evaluating the impact of the DIG's decision to determine its effect on the Registrant's future financial condition, results of operations, or liquidity upon application.

The DIG is currently reviewing the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG has not reached a conclusion on whether or not these contracts qualify under the scope exception in SFAS 133 for normal purchases and sales. The Registrant is unable to predict when this issue will be ultimately resolved and the impact that the resolution will have on the Registrant's future financial condition, results of operations or liquidity; however, it could be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is unable to determine the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

If interest rates increase one percentage point in 2002, as compared to 2001, the Registrant's interest expense would increase by approximately $12 million and net income would decrease by approximately $7 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of June 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas, fuel and electricity. Several techniques are utilized to mitigate the Registrant's risk, including utilizing derivative financial instruments. A derivative is a contract that has its value dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Registrant uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has purchased gas adjustment clauses (PGAs) in place in both its Missouri and Illinois jurisdictions. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

The Registrant has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly owned subsidiary of Resources Company, which is responsible for providing fuel procurement and gas supply services on behalf of the Registrant's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments, which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts. Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. All of the required coal for the Registrant's coal plants has been acquired at fixed prices for 2001. In addition, at least 80% of the coal requirements through 2005 are covered by long-term contracts. The Registrant has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes. With regard to the Registrant's nonregulated electric generation operations, the Registrant is exposed to changes in market prices for natural gas to the extent it must purchase natural gas to run its combustion turbine generators. The Registrant's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility.

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, the Registrant has a subsidiary, AmerenEnergy, which has as its primary responsibility managing market risks associated with changing market prices for electricity purchased and sold on behalf of AmerenUE and Generating Company.

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

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of June 30, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is, in large part, mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its electric rates.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 2000 Annual Report to Stockholders (portions of which are incorporated by reference in the Registrant's 2000 Form 10-K) and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future, due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; wholesale and retail pricing for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; fuel availability; generation plant construction, installation and performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; competition from other generating facilities including new facilities that may be developed in the future; cost and availability of transmission capacity for the energy generated by the Registrant's generating facilities or required to satisfy energy sales made by the Registrant; and legal and administrative proceedings.

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                           June 30,              December 31,
ASSETS                                                                       2001                    2000
------                                                                  --------------         --------------
Property and plant, at original cost:
   Electric                                                            $ 13,148,839            $ 12,684,366
   Gas                                                                      520,738                 509,746
   Other                                                                    101,516                  97,214
                                                                        --------------          -------------
                                                                         13,771,093              13,291,326
   Less accumulated depreciation and amortization                         6,363,185               6,204,367
                                                                        --------------           ------------
                                                                          7,407,908               7,086,959
Construction work in progress:
   Nuclear fuel in process                                                   84,528                 117,789
   Other                                                                    565,354                 500,924
                                                                        --------------          -------------
         Total property and plant, net                                    8,057,790               7,705,672
                                                                        --------------          -------------
Investments and other assets:
   Investments                                                               40,264                  40,235
   Nuclear decommissioning trust fund                                       187,210                 190,625
   Other                                                                    109,408                  97,630
                                                                        --------------          -------------
         Total investments and other assets                                 336,882                 328,490
                                                                        --------------          -------------
Current assets:
   Cash and cash equivalents                                                 72,530                 125,968
   Accounts receivable - trade (less allowance for doubtful
         accounts of $5,429 and $8,028, respectively)                       487,155                 474,425
   Other accounts and notes receivable                                       51,230                  56,529
   Materials and supplies, at average cost -
      Fossil fuel                                                           149,680                 107,572
      Other                                                                 118,578                 119,478
   Other current assets                                                      32,160                  37,210
                                                                        --------------          -------------
         Total current assets                                               911,333                 921,182
                                                                        --------------          -------------
Regulatory assets:
   Deferred income taxes                                                    601,281                 600,100
   Other                                                                    156,129                 158,986
                                                                        --------------          -------------
         Total regulatory assets                                            757,410                 759,086
                                                                        --------------          -------------
Total Assets                                                            $ 10,063,415             $ 9,714,430
                                                                        ==============          ==============
CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000 shares authorized -
     137,215,462 shares outstanding                                   $       1,372            $      1,372
   Other paid-in capital, principally premium on
     common stock                                                         1,580,928               1,581,339
   Retained earnings                                                      1,592,406               1,613,960
   Accumulated other comprehensive income                                    (5,587)                    -
   Other                                                                     (5,284)                    -
                                                                        --------------          -------------
     Total common stockholders' equity                                    3,163,835               3,196,671
   Preferred stock not subject to mandatory redemption                      235,197                 235,197
   Long-term debt                                                         2,973,289               2,745,068
                                                                        --------------          -------------
         Total capitalization                                             6,372,321               6,176,936
                                                                        --------------          -------------
Minority interest in consolidated subsidiaries                                3,534                   3,940
Current liabilities:
   Current maturity of long-term debt                                        24,444                  44,444
   Short-term debt                                                          446,983                 203,260
   Accounts and wages payable                                               314,609                 462,924
   Accumulated deferred income taxes                                         41,498                  49,829
   Taxes accrued                                                            203,294                 124,706
   Other                                                                    254,677                 300,798
                                                                        ---------------         --------------
         Total current liabilities                                        1,285,505               1,185,961
                                                                        ---------------         --------------
Accumulated deferred income taxes                                         1,562,746               1,540,536
Accumulated deferred investment tax credits                                 162,266                 164,120
Regulatory liability                                                        177,215                 183,541
Other deferred credits and liabilities                                      499,828                 459,396
                                                                        ---------------         --------------
Total Capital and Liabilities                                        $   10,063,415            $  9,714,430
                                                                        ===============         ==============


See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
           (Thousands of Dollars, Except Shares and Per Share Amounts)

                                                 Three Months Ended        Six Months Ended            Twelve Months Ended
                                                       June 30,                June 30,                    June 30,
                                                ---------------------     ---------------------   ------------------------
                                                 2001        2000           2001           2000           2001         2000
                                                -----       -----           ----           ----           ----         ----
 OPERATING REVENUES:
    Electric                                $1,025,586     $893,195      $1,861,383     $1,616,254    $3,771,707    $3,451,034
    Gas                                         28,940       46,572         214,826        145,172       393,540       241,545
    Other                                        2,490          941           5,335          4,658         7,043         8,639
                                          ------------    ---------    ------------     ----------    ----------   -----------
       Total operating revenues              1,057,016      940,708       2,081,544      1,766,084     4,172,290     3,701,218


 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                366,282        245,164       669,451        485,102     1,209,570     1,035,511
       Gas                                      14,922         24,930       151,462         82,917       278,012       141,007
       Other                                   179,024        158,260       344,607        303,646       705,505       629,669
                                            ----------      ---------    ----------      ---------    ----------    ----------
                                               560,228        428,354     1,165,520        871,665     2,193,087     1,806,187
    Maintenance                                130,119        113,541       218,017        188,498       397,440       388,232
    Depreciation and amortization              100,440         93,599       199,174        186,963       395,321       368,149
    Income taxes                                60,728         79,239       110,060        123,490       287,762       285,349
    Other taxes                                 60,298         66,769       127,484        127,684       264,865       253,167
                                           -----------    -----------    ----------     ----------    ----------    ----------
       Total operating expenses                911,813        781,502     1,820,255      1,498,300     3,538,475     3,101,084
                                            ----------     ----------     ---------     ----------    ----------    ----------

 OPERATING INCOME                              145,203        159,206       261,289        267,784       633,815       600,134

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                       2,217          1,600         3,822          2,829         6,291         5,102
    Miscellaneous, net                          (2,977)        (3,078)       (4,482)        (8,000)         (882)      (14,879)
                                            -----------     ----------    ----------    -----------    ----------   -----------
       Total other income and (deductions)        (760)        (1,478)         (660)        (5,171)        5,409        (9,777)
                                           ------------     ----------   -----------    -----------      --------   -----------

 INCOME BEFORE INTEREST CHARGES
    AND PREFERRED DIVIDENDS                    144,443        157,728       260,629        262,613       639,224       590,357

 INTEREST CHARGES AND PREFERRED
    DIVIDENDS:
    Interest                                    48,316         43,295        98,338         85,188       192,856       165,415
    Allowance for borrowed funds used
       during construction                      (1,608)        (2,193)       (3,957)        (3,792)       (8,457)       (6,848)
    Preferred dividends of subsidiaries          3,105          3,041         6,285          6,239        12,746        12,595
                                               --------        -------     ---------       --------     ----------     --------
     Net interest charges and preferred
     dividends                                  49,813         44,143       100,666         87,635       197,145       171,162
                                               --------       --------     ---------       --------     ----------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE  IN ACCOUNTING PRINCIPLE             94,630        113,585       159,963        174,978       442,079       419,195

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF
   INCOME TAXES                                      -              -        (6,841)             -      (6,841)              -
                                             ----------      ---------      ---------     ---------    ---------      ---------

 NET INCOME                                  $  94,630     $  113,585     $ 153,122      $ 174,978   $  435,238     $  419,195
                                             ==========     ==========     =========      =========   ==========     ==========

  EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED (Based on
  average shares outstanding):
     Income before cumulative effect
     of change in accounting principle           $0.69          $0.83         $1.17          $1.28        $3.22          $3.06
    Cumulative effect of change in accounting
       principle, net of income taxes              -              -           (0.05)           -          (0.05)           -
                                              ---------        -------     ---------      ---------    ---------      ---------
    Net income                                   $0.69          $0.83         $1.12          $1.28        $3.17          $3.06

 AVERAGE COMMON SHARES
  OUTSTANDING                              137,215,462    137,215,462   137,215,462    137,215,462  137,215,462    137,215,462
                                          ============   ============   ============   ===========  ============   ============

 See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                           Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                       2001            2000
 Cash Flows From Operating:
    Net income                                                    $  153,122       $  174,978
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Cumulative effect of change in accounting principle            6,841               -
        Depreciation and amortization                                192,911          180,795
       Amortization of nuclear fuel                 `                 12,497           18,342
        Allowance for funds used during construction                  (7,779)          (6,621)
        Deferred income taxes, net                                    12,828           19,496
        Deferred investment tax credits, net                          (1,854)          (2,341)
         Changes in assets and liabilities:
            Receivables, net                                          (7,431)         (65,974)
            Materials and supplies                                   (41,208)          16,493
            Accounts and wages payable                              (148,315)         (96,607)
            Taxes accrued                                             78,588           64,327
            Other, net                                               (38,253)         (48,637)
                                                                    -----------      ----------
 Net cash provided by operating activities                           211,947          254,251

 Cash Flows From Investing:
    Construction expenditures                                       (539,149)        (456,715)
    Allowance for funds used during construction                       7,779            6,621
    Nuclear fuel expenditures                                        (12,620)          (8,449)
    Other                                                                (29)          (1,286)
                                                                    -----------      ----------
 Net cash used in investing activities                              (544,019)        (459,829)

 Cash Flows From Financing:
    Dividends on common stock                                       (174,264)        (174,264)
    Redemptions:
       Nuclear fuel lease                                            (64,122)          (3,933)
       Long-term debt                                                (25,000)        (268,500)
    Issuances:
       Nuclear fuel lease                                              2,497            5,656
       Short-term debt                                               243,723          187,888
       Long-term debt                                                295,800          312,750
                                                                   ------------     ----------
 Net cash provided by financing activities                           278,634           59,597

 Net change in cash and cash equivalents                             (53,438)        (145,981)
 Cash and cash equivalents at beginning of year                      125,968          194,882
                                                                   ------------     ----------
 Cash and cash equivalents at end of period                      $    72,530      $    48,901
                                                                   ============     ==========


 Cash paid during the periods:
    Interest (net of amount capitalized)                          $   95,269      $    86,431
    Income taxes, net                                             $   66,534      $    95,449



See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)

                                    Six Months Ended              Year Ended
                                     June 30, 2001             December 31, 2000
                                 -------------------        --------------------

Common stock                   $           1,372               $          1,372

Other paid-in capital
   Beginning balance                   1,581,339                      1,582,501
   Employee stock awards                    (411)                        (1,162)
                                 -------------------        --------------------
                                       1,580,928                      1,581,339

Retained earnings
   Beginning balance                   1,613,960                      1,505,827
   Net income                            153,122                        457,094
   Dividends                            (174,676)                      (348,961)
                                 -------------------        --------------------
                                       1,592,406                      1,613,960

Accumulated other comprehensive
income
   Beginning balance                       -                              -
   Change in current period              (5,587)                          -
                                 -------------------        --------------------
                                         (5,587)                          -

Other
   Beginning balance                        -                             -
   Unamortized restricted stock
   compensation                          (5,704)                          -
   Compensation amortized                   420                           -
                                 -------------------        --------------------
                                         (5,284)                          -
                                 -------------------        --------------------
Total common stockholders'
equity                      $         3,163,835             $         3,196,671
                                 ===================        ====================


Comprehensive income,
net of tax
   Net income               $          153,122              $           457,094

   Cumulative effect of
    accounting change,
    net of taxes                       (11,258)                            -
   Unrealized net gain
    on derivative hedging
    instruments                          5,671                             -
                                 -------------------        --------------------
                            $          147,535              $           457,094
                                 ===================        ====================


See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and AmerenEnergy Generating Company (Generating Company), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources Company), which is a subsidiary of Ameren. Ameren also has a 60% ownership interest in Electric Energy, Inc. (EEI). EEI owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. That interest is consolidated for financial reporting purposes. Ameren's other subsidiaries include AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, AmerenEnergy Resources Company, Ameren Services Company and CIPSCO Investment Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

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

Interim Financial Statements
Financial statement note disclosures, normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the 2000 Annual Report to Stockholders (which are incorporated by reference in the Registrant's 2000 Form 10-K) for information relevant to the consolidated financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, six-month or twelve-month period.

Note 2 - Regulatory Matters

Missouri
In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's Missouri retail electric rates. Included was a three-year experimental alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61% regulatory return on equity be shared equally between customers and stockholders, and earnings above a 14% regulatory return on equity be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the merger of AmerenUE and CIPSCO Incorporated that formed Ameren. Like the Original Plan, the New Plan requires that earnings over a 12.61 percent regulatory return on equity up to a 14 percent regulatory return on equity be shared equally between customers and stockholders. The New Plan also returns to customers 90 percent of all earnings above a 14 percent regulatory return on equity up to a 16 percent regulatory return on equity. Earnings above a 16 percent regulatory return on equity are credited entirely to customers. The New Plan ran from July 1, 1998 through June 30, 2001. During the three months ended June 30, 2001, the Registrant reduced the estimated total credit for the plan year ended June 30, 2001 that the Registrant expects to pay its Missouri electric customers by $25 million (10 cents per share). In total, the Registrant has recorded an estimated credit of $40 million as of June 30, 2001 for the plan year ended June 30, 2001, compared to an estimated $35 million credit recorded as of June 30, 2000, for the plan year ended June 30, 2000. These credits were reflected as a reduction in electric revenues. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2001.

With the New Plan's expiration on June 30, 2001, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04% to 10.04%. Evidentiary hearings on the MoPSC staff's recommendation will be conducted before the MoPSC. To date, hearings have not been scheduled. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted. As a result, a final decision on this matter may not occur until 2002. The Registrant is preparing to vigorously contest the MoPSC staff's recommendation in proceedings before the MoPSC. At this time, the Registrant can not predict the outcome of this complaint proceeding, or its impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

In the interim, the Registrant expects to continue negotiations with all pertinent parties with the intent to continue with a form of incentive regulation similar to the New Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission
(FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the FERC, MoPSC, Securities and Exchange Commission and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 3 - Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are reported as a component of other comprehensive income (OCI) in stockholders' equity. In accordance with the transition provisions of SFAS 133, the Registrant recorded a cumulative effect charge of $7 million after income taxes to the income statement, comprised of $2 million for ineffective portion of cash flow hedges and $5 million for discontinued hedges. The Registrant also recorded a cumulative effect adjustment of $11 million after income taxes, representing the effective portion of designated cash flow hedges, to OCI, which reduced stockholders' equity. The Registrant expects that by the end of 2001 it will reclassify to earnings all of the transition adjustment that was recorded in accumulated OCI. Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at their fair value. On the date that the Registrant enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The Registrant reevaluates its classification of individual derivative transactions daily. The Registrant designates or de-designates derivative transactions as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and the hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances within prudent risk management policies, which are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm commitments to purchase when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the Registrant is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors: (1) accounts receivable; (2) mark to market; (3) probability of default; and (4) the recovery rate of the defaulted position that is likely to be recovered. The Registrant manages its credit (or repayment) risk in derivative instruments by
(1) using both portfolio limits, i.e. no more than prescribed dollar amounts exposed to companies within various credit categories as well as limiting exposures to individual companies; (2) monitoring the financial condition of its counterparties; and (3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

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

Cash Flow Hedges
The Registrant routinely enters into forward purchase and sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The Registrant formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions. The Registrant also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended June 30, 2001, the net loss, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. For the six months ended June 30, 2001, the Registrant recorded a pretax net gain of $9 million in electric revenues in the statement of income. This gain represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of June 30, 2001, all $6 million of the deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reversed during the next twelve months. The derivative losses will be reversed upon delivery of the commodity being hedged.

Other Derivatives
The Registrant enters into option transactions to manage the Registrant's positions in sulfur dioxide (SO2) allowances. In addition, the Registrant enters into option transactions to manage the Registrant's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedge transactions under SFAS 133; therefore, the net change in the market value of SO2 options is recorded as electric revenues and the net change in the market value of coal options is recorded as fuel and purchased power in the statement of income.

Other
As of June 30, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $23 million in Other Assets and derivative financial instrument liabilities of $39 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery.

Note 4 - Segment Information

Segment information for the three-month, six-month and 12-month periods ended June 30, 2001 and 2000 is as follows:

---------------------------------------------------------------------------------------------------------------------
                                       Regulated                              Reconciling
(in millions)                          Utilities          All Other            Items *                 Total
---------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2001:

Revenues                                $1,180              $  59               $(182)                $ 1,057
Net Income                                  98                 (3)                 --                      95
--------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2000:

Revenues                                $  999              $  73               $(131)                $   941
Net Income                                 114                 --                  --                     114
--------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2001:

Revenues                                $2,333              $ 133               $(384)                 $ 2,082
Net Income                                 152                  1                  --                      153
---------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2000:

Revenues                                $1,816              $ 140               $(190)                 $ 1,766
Net Income                                 174                  1                  --                      175
---------------------------------------------------------------------------------------------------------------------

12 months ended June 30, 2001:

Revenues                                $4,637              $ 286               $(751)                 $ 4,172
Net Income                                 435                 --                  --                      435

---------------------------------------------------------------------------------------------------------------------


12 months ended June 30, 2000:

Revenues                                $3,721              $ 263               $(283)                 $ 3,701
Net Income                                 418                  1                  --                      419
---------------------------------------------------------------------------------------------------------------------


* Elimination of intercompany revenues.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 2000, for information relating to a proposed settlement of the August 1996 complaint filed by the Illinois Attorney General with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at Central Illinois Public Service Company's (AmerenCIPS) Hutsonville Power Station (now owned by AmerenEnergy Generating Company). In accordance with the terms of the settlement with the Illinois Environmental Protection Agency and the Illinois Attorney General, AmerenEnergy Generating Company is implementing a remedial action plan that includes the construction of a lined fly ash basin at the Hutsonville Power Station and the closure of the existing unlined basin. The Illinois Pollution Control Board approved the settlement effective as of March 15, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders of the Registrant held on April 24, 2001, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

         Item (1)  Election of Directors.

                                                                                                      Non-Voted
                      Name                              For                   Withheld                  Brokers1
                      ----                              ---                   --------               -------------

         William E. Cornelius..............         113,181,046               2,263,237                     0
         Clifford L. Greenwalt.............         113,003,662               2,440,621                     0
         Thomas A. Hays....................         113,166,827               2,277,456                     0
         Thomas H. Jacobsen................         113,010,998               2,433,285                     0
         Richard A. Liddy..................         113,087,428               2,356,855                     0
         Gordon R. Lohman..................         113,131,026               2,313,257                     0
         Richard A. Lumpkin................         113,136,914               2,307,369                     0
         John Peters MacCarthy.............         113,175,324               2,268,959                     0
         Hanne M. Merriman.................         113,130,336               2,313,947                     0
         Paul L. Miller, Jr................         113,224,098               2,220,185                     0
         Charles W. Mueller................         113,224,879               2,219,404                     0
         Harvey Saligman...................         113,110,481               2,333,802                     0
         Janet McAfee Weakley..............         112,983,490               2,460,793                     0
         James W. Wogsland.................         112,995,816               2,448,467                     0

         Item (2)  Stockholder Proposal re Report on Callaway Plant Releases.

                                                                                             Non-Voted
                   For                   Against                     Abstain                    Brokers1
                   ---                   -------                     -------                 -------------

               8,944,860               75,912,267                  7,133,285                  23,453,993

         1  Broker shares included in the quorum but not voting on the item.


ITEM 5.  OTHER INFORMATION.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2002 annual meeting of stockholders must be received by the Registrant by November 16, 2001.

         In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2002 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 23, 2002 or earlier than January 24, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(i)  Exhibits.

                 10.1  -  Alliance Agreement establishing the Alliance
                          Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc. and Alliance Transmission Company, LLC and Amendment to admit AmerenCIPS and AmerenUE.

         (a)(ii) Exhibits Incorporated by Reference.

                 4.1   -  Form of Second Supplemental Indenture dated as of June
                          12, 2001 to Indenture dated as of November 1, 2000 from AmerenEnergy Generating Company (Generating Company) to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series C due 2005 and 8.35% Senior Notes, Series D due 2010 (including as exhibit the form of Exchange Note)
                          (File No. 333-56594, Exhibit 4.3).

                 4.2   -  Supplemental Indenture dated June 1, 2001 to
                          Indenture of Mortgage or Deed of Trust dated October 1, 1941, from AmerenCIPS to U.S. Bank Trust National Association and Patrick J. Crowley, as Trustees, relating to Senior Note Mortgage Bonds Series BB 6.625%, due 2011 (June 30, 2001 AmerenCIPS Form 10-Q,
                          Exhibit 4.1).

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated May 17, 2001 reporting its issuance of a press release recommending that its stockholders not accept TRC Capital Corporation's mini-tender offer to purchase up to 4,000,000 shares of the Registrant's outstanding common stock at an offer price of $40.00 per share.

         Note: Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

                 Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

                 Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594 and its reports on Forms 8-K, 10-Q and 10-K are being filed with the SEC under the same File Number.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMEREN CORPORATION
                                  (Registrant)


                         By             /s/ Donald E. Brandt
                      -----------------------------------------------
                                            Donald E. Brandt
                                      Senior Vice President, Finance
                                       (Principal Financial Officer)


Date:  August 14, 2001

                                                                  Exhibit 10.1
                             The Alliance Agreement
                                Establishing The
            Alliance Independent Transmission System Operator, Inc.,
                    Alliance Transmission Company, Inc., and
                       Alliance Transmission Company, LLC
                               Dated May 27, 1999





                                                  TABLE OF CONTENTS


ARTICLE I DEFINITIONS.............................................................................................1


ARTICLE II PURPOSE OF AGREEMENT...................................................................................1
         2.1      Purpose of this Agreement.......................................................................1
                  -------------------------
         2.2      Attachments and Appendices......................................................................2
                  --------------------------


ARTICLE III INITIAL DETERMINATION OF FORM OF REGIONALTRANSMISSION ORGANIZATION....................................3
         3.1      Owner Declarations..............................................................................3
                  ------------------
         3.2      Evaluation of Transco Trigger Conditions........................................................4
                  ----------------------------------------
         3.3      Transmission Owner Post-Trigger Evaluation Rights...............................................4
                  -------------------------------------------------
         3.4      Transmission Owner Post-Trigger Failure Evaluation Rights.......................................4
                  ---------------------------------------------------------


ARTICLE IV ALLIANCE PUBLICO.......................................................................................4
         4.1      Formation of Alliance Publico...................................................................4
                  -----------------------------


ARTICLE V ALLIANCE TRANSCO........................................................................................5
         5.1      Formation of Alliance Transco...................................................................5
                  -----------------------------
         5.2      LLC Agreement...................................................................................6
                  -------------
         5.3      Alliance Transco Operations.....................................................................6
                  ---------------------------


ARTICLE VI ALLIANCE ISO...........................................................................................6
         6.1      Formation of the Alliance ISO...................................................................6
                  -----------------------------
         6.2      Alliance ISO Operations.........................................................................7
                  -----------------------


ARTICLE VII ALLIANCE RTO START UP AND TRANSITION PERIODS..........................................................8
         7.1      Start-up Period and Initial Funding.............................................................8
                  -----------------------------------
         7.2      Reimbursement of Start-Up Expenditures..........................................................8
                  --------------------------------------
         7.3      Location for Alliance RTO Operations............................................................8
                  ------------------------------------
         7.4      Transition from Alliance ISO to Alliance Transco................................................8
                  ------------------------------------------------
         7.5      Alliance RTO Transition and Operating Conditions................................................9
                  ------------------------------------------------
         7.6      Regional Power Exchange.........................................................................9
                  -----------------------


ARTICLE VIII NEW PARTICIPANTS.....................................................................................9
         8.1      Admission of New Participants...................................................................9
                  -----------------------------


ARTICLE IX TERMINATION OF PARTICIPATION IN ALLIANCE..............................................................10


ARTICLE X SHARING OF EXPENSES....................................................................................10


ARTICLE XI REGULATORY AND TAX AUTHORIZATIONS.....................................................................10
         11.1     Regulatory Approvals...........................................................................10
                  --------------------
         11.2     Tax Approvals..................................................................................11
                  -------------


ARTICLE XII NON-SEVERABILITY OF AGREEMENT........................................................................11


ARTICLE XIII MISCELLANEOUS PROVISIONS............................................................................11
         13.1     Descriptive Headings: Appendices and Exhibits..................................................11
                  ---------------------------------------------
         13.2     Governing Law..................................................................................12
                  -------------
         13.3     Counterparts...................................................................................12
                  ------------
         13.4     Successors and Assigns.........................................................................12
                  ----------------------
         13.5     No Implied Waivers.............................................................................12
                  ------------------
         13.6     Representations and Warranties.................................................................12
                  ------------------------------
         13.7     Further Assurances.............................................................................13
                  ------------------
         13.8     Delivery of Notices............................................................................13
                  -------------------
         13.9     Limitations on Liability.......................................................................13
                  ------------------------
         13.10    Entire Agreement...............................................................................13
                  ----------------
         13.11    Good Faith Efforts.............................................................................13
                  ------------------
         13.12    Third Party Agreements.........................................................................14
                  ----------------------
         13.13    No Partnership.................................................................................14
                  --------------
         13.14    Dispute Resolution.............................................................................14
                  ------------------
         13.15    Transmission Owner Participation Agreement.....................................................14
                  ------------------------------------------
         13.16    Transmission Owner Consent.....................................................................14
                  --------------------------
         13.17    Effective Date and Termination.................................................................14
                  ------------------------------
         13.18    Amendments.....................................................................................15
                  ----------



                             THE ALLIANCE AGREEMENT

         This Alliance Agreement (the "Alliance Agreement" or this "Agreement") is made and entered into as of May 27, 1999, by and among the undersigned Transmission Owners in order to set forth their agreements with respect to the creation of a regional transmission organization, on the terms and subject to the conditions stated herein.

         The Transmission Owners intend to seek governmental approvals for the creation of a Regional Transmission Organization ("RTO"). The Alliance RTO will be either a Transco, referred to herein as the Alliance Transmission Company, LLC ("Alliance Transco"), or an ISO, referred to herein as the Alliance Independent Transmission System Operator, Inc. (the "Alliance ISO"). In the former event, Alliance Transco will be owned in part and managed solely by a newly-created public company, Alliance Transmission Company, Inc. ("Alliance Publico").

         The Transmission Owners believe that formation and approval of the Alliance RTO will further the goal of a more competitive electric market in the North American Eastern Interconnection.

         The Transmission Owners are willing to proceed with the approval and formation of the Alliance Transco and Alliance ISO subject to the terms and conditions described herein, including the unilateral right to withdraw from this endeavor at any time on the terms provided herein.

         THEREFORE, the undersigned parties agree as follows:


                                    ARTICLE I
                                   DEFINITIONS

         Capitalized terms used in this Agreement without other definition shall have the meanings specified in Exhibit A.


                                   ARTICLE II
                              PURPOSE OF AGREEMENT

         2.1      Purpose of this Agreement.

                  2.1.1 The purpose of this Agreement is to create an independent Regional Transmission Organization. The Alliance RTO will be either a Transco or an ISO that will perform system operator functions. The form of the Alliance RTO will be determined by the Transmission Owners in accordance with
                  Article III of this Agreement. Through an Operation Agreement with the Alliance RTO, the Alliance RTO will have Functional Control over certain transmission facilities owned by the Transmission Owners for the following purposes:

                 (a)      independent operation of the transmission facilities;

                 (b) non-discriminatory open access transmission service over the Transmission System to eligible customers pursuant to the OATT;

                 (c) collection and distribution of transmission revenues from Transmission Users in accordance with the Pricing Protocol; and

                 (d) management of regional reliability and system security consistent with the provisions of the Operating Protocol and the Planning Protocol.

                  2.1.2 The purpose of this Agreement is also to describe a mechanism for the start up of, or transition to, an independent, for-profit transmission company referred to herein as Alliance Transco. This Agreement describes the conditions which must be satisfied before Alliance Transco is formed. These conditions, referred to herein as the "Transco Trigger Conditions," may be satisfied either before or after the beginning of Alliance ISO operations. If such conditions are met before the Transmission Service Date, the Transmission Owners will proceed directly to the Alliance Transco structure. If the conditions are satisfied after the Transmission Service Date, the Transmission Owners will undertake a transition to the Alliance Transco structure in accordance with the terms of Article VII of this Agreement.

                  2.1.3 This Agreement also describes how Alliance Transco will be managed independently from Transmission Users, including Transmission Owners that will be Transmission Users. Alliance Transco will be controlled by a newly-organized public company -- Alliance Publico. Alliance Publico will be the managing member of Alliance Transco and will have authority to manage the business and affairs of Alliance Transco. Alliance Publico will be a corporation so that it can raise capital in the public financial markets through an initial public offering. The public ownership of Alliance Publico is also intended to provide Alliance Transco with management which is independent from the Transmission Users.

         2.2 Attachments and Appendices. The following attachments and appendices are incorporated herein and made a part of this Agreement:

Appendix 2:       Term Sheet for Alliance Transmission Company, Inc.

Appendix 3:       Term Sheet for Alliance Transmission Company, LLC

Appendix 4:       Bylaws for Governance of the Alliance Independent Transmission
                  System Operator Inc., a Delaware non-stock corporation

Appendix 5:       Alliance Regional Transmission Organization Operating Protocol

Appendix 6:       Alliance Regional Transmission Organization Planning Protocol

Appendix 7:       Alliance  Regional  Transmission  Organization  Protocol  for
                  Transmission  Service  Pricing,  Discounting,  Revenue
                  Distribution, and Grandfathered Contracts

Appendix 8:       Alliance Regional Transmission Organization Operation
                  Agreement

Appendix 9:       Alliance Regional Transmission Organization Agency Agreement


                                   ARTICLE III
                    INITIAL DETERMINATION OF FORM OF REGIONAL
                            TRANSMISSION ORGANIZATION

         3.1 Owner Declarations. After the Required Regulatory Approvals have been obtained, the Transmission Owners shall take the following actions to determine whether the initial form of the Regional Transmission Organization will be the Alliance Transco or Alliance ISO:

         (i) each Transmission Owner shall make an Owner Declaration as to whether such Transmission Owner intends to maintain ownership of its transmission facilities and transfer operational control to the Alliance RTO or to divest its transmission facilities to the Alliance RTO and the Owner Declaration shall be made in the form of a certificate from the Chief Executive Officer or President of the Transmission Owner which sets forth the information and plans required in this Agreement;

         (ii) if the Owner Declaration indicates that the Transmission Owner wishes to maintain ownership of some or all of its transmission facilities, such declaration shall include (A) a commitment on the part of such Transmission Owner to enter into an Operation Agreement with the Alliance RTO, (B) a detailed description of any remaining regulatory or other consents required to complete the transfer to Alliance RTO control and any known legal impediments to obtaining such consents, and (C) a detailed description of the transmission facilities to be subject to the Operation Agreement;

         (iii) if the Owner Declaration indicates that the Transmission Owner wishes to divest ownership of some or all of its transmission facilities to the Alliance RTO, such declaration shall include (A) a detailed description of any remaining regulatory or other consents required to complete the divestiture and any known legal impediments to obtaining such consents, (B) a detailed description of the transmission facilities to be divested, (C) a statement as to whether such Transmission Owner wishes to sell such transmission facilities to Alliance Transco and/or contribute such facilities to Alliance Transco in exchange for membership interests in Alliance Transco, (D) an acknowledgment that neither the Transmission Owner nor Alliance Transco will be legally bound to consummate the divestiture until such time as such parties have negotiated, executed and delivered mutually acceptable definitive agreements with respect to such divestiture setting forth the material terms and conditions of such a transaction, and (E) a comprehensive proposal regarding the material terms, conditions, and provisions of the Alliance Transco LLC Agreement and other documents necessary to create the Alliance Transco and carry out the divestiture in conformance with the Transco and Publico Term Sheets, which proposal shall serve as the foundation for such negotiations to develop definitive agreements; and

         (iv) each Transmission Owner agrees to provide the other Transmission Owners with an Owner Declaration within 90 days after the Required Regulatory Approvals have been obtained.

         3.2 Evaluation of Transco Trigger Conditions. Upon receipt of the Owner Declarations, the Transmission Owners will determine whether the Transco Trigger Conditions have been satisfied. Following such determination, the Alliance RTO will implement the transition and transfer of either, or both, asset ownership and operational control of transmission facilities from each Transmission Owner to the appropriate RTO structure as provided in this Agreement.

         3.3 Transmission Owner Post-Trigger Evaluation Rights. Non-Divesting Transmission Owner(s), after the Transco Trigger Conditions have been satisfied, shall have the right to seek to terminate their participation in the Alliance Agreement in accordance with the provisions in Article IX.

         3.4 Transmission Owner Post-Trigger Failure Evaluation Rights. If the Transco Trigger Conditions are not satisfied, Transmission Owner(s) shall have the right to seek to terminate their participation in the Alliance Agreement in accordance with the provisions in Article IX.


                                   ARTICLE IV
                                ALLIANCE PUBLICO

         4.1      Formation of Alliance Publico.

                  4.1.1 If, at the completion of the process set forth in
                  Article III, the Transco Trigger Conditions have been satisfied, the Transmission Owners shall organize Alliance Publico as a for-profit, Delaware corporation. Alliance Publico will be formed as a public utility holding company and will own membership interests in Alliance Transco.

                  4.1.2 In order to facilitate the commencement of operations by Alliance Transco, Alliance Publico will seek to raise capital through an initial public offering of its capital stock and such other public or private debt financing transactions (with persons independent of the Transmission Owners) as deemed appropriate. The goal of Alliance Publico's financing activities will be to:

                           (a) raise sufficient capital to finance the activities of Alliance Transco, including the cost of acquiring the transmission facilities to be divested by Transmission Owners; and

                           (b) provide an ownership base of public stockholders who are independent from the Transmission Users (including the Transmission Owners that will be users of the Transmission System).

                  It is contemplated that Alliance Transco would not commence operations until Alliance Publico has completed a financing transaction which satisfies both of these goals. Until such time, the Transmission Owners would own and direct the activities of Alliance Publico in order to further the completion of such a transaction and the receipt of the necessary governmental approvals. In order to support the initial public offering of capital stock by the Alliance Publico, the Divesting Transmission Owner(s) shall provide a commitment, based on the advice of financial and other advisors, of the proportion of the transmission assets that would be subject to the sale, taking into account such financial, tax, and other factors as appropriate.

                  4.1.3 The Publico Term Sheet sets forth the intended ownership and governance of Alliance Publico. Certain details regarding the organization and structure of Publico will necessarily depend upon the requirements of its investors. Such terms will be subject to negotiation with potential investors prior to the commencement of operations by Alliance Transco. The Publico Term Sheet sets forth certain minimum criteria for Alliance Publico which are intended to insure its independence from the Transmission Users (including the Transmission Owners that will be users of the Transmission System) and viability as a stand alone enterprise. The Transmission Owners contemplate that Alliance Publico will have a certificate of incorporation and bylaws which are appropriate as of the date it is organized for a public company. Prior to its actual operation, the Transmission Owners intend to file with FERC the final corporate documents as a compliance filing for Alliance Publico.


                                    ARTICLE V
                                ALLIANCE TRANSCO

         5.1      Formation of Alliance Transco.

                  5.1.1 If, at the completion of the process set forth in
                  Article III, the Transco Trigger Conditions have been satisfied, the Transmission Owners shall organize Alliance Transco as a for-profit, Delaware limited liability company.

                  5.1.2 Alliance Transco will be a member managed limited liability company. The Transco Term Sheet sets forth the intended ownership and governance of Alliance

             Transco.The Transco Term Sheet sets forth certain minimum criteria for Alliance Transco which are intended to insure that it will be managed and controlled by Alliance Publico and will maintain independence from the Transmission Users (including the Transmission Owners that will be users of the Transmission System). The Transco Term Sheet also describes certain material events and actions which Alliance Transco shall not be able to undertake without approval of the Divesting Transmission Owners that become members of Alliance Transco and/or the Non-Divesting Transmission Owners.

         5.2 LLC Agreement. The organization of Alliance Transco will be subject to the negotiation, execution and delivery of the Alliance Transco LLC Agreement, which shall set forth the rights, responsibilities and obligations of the members in form and substance acceptable to the Transmission Owners and substantially in accordance with the terms described in the Transco Term Sheet. The Alliance Transco LLC Agreement shall incorporate the definitions used in Exhibit A, and not contravene the terms and conditions of the Operation Agreement, the Agency Agreement, the Operating Protocol, the Planning Protocol, the Pricing Protocol, and the OATT, as the documents may be amended from time to time. Prior to the actual operation of the Alliance Transco, the Transmission Owners intend to file with FERC the final corporate documents as a compliance filing for Alliance Transco.

         5.3 Alliance Transco Operations. Upon formation of the Alliance Transco, each Non-Divesting Transmission Owner shall execute an Operation Agreement with the Alliance Transco substantially in the form of Appendix 8, and each Transmission Owner shall execute an Agency Agreement with the Alliance Transco substantially in the form of Appendix 9.


                                   ARTICLE VI
                                  ALLIANCE ISO

         6.1      Formation of the Alliance ISO.

                  6.1.1 If at the completion of the process set forth in Article III, the Transco Trigger Conditions have not been satisfied, as determined by a majority of the Transmission Owners, the Transmission Owners and other ISO Members shall organize the Alliance ISO as a non-stock Delaware corporation. Upon receipt of the unanimous consent of the Transmission Owners, the Board of Directors established pursuant to the ISO Bylaws may determine that the initial operation of the Alliance ISO may proceed pursuant to a contractual arrangement with a qualified, existing, operating ISO.

                  6.1.2 The Alliance ISO shall not be organized for profit and shall be operated exclusively for the promotion of social welfare, in furtherance of the public policy reflected in the FERC order approving the Alliance ISO and FERC Order No. 888. The Alliance ISO intends to file an application with the Internal Revenue Service for recognition of exemption from federal taxation pursuant to Section 501 of the Code. No part of the net earnings, if any, of the Alliance ISO shall inure to the benefit of any Transmission Owner or other ISO Member, or any director, officer, employee, or other affiliate of any Transmission Owner, ISO Member or the Alliance ISO itself. The Alliance ISO will be authorized to pay reasonable compensation for services rendered and to make payments or distributions in furtherance of the purposes and objectives set forth in this Agreement and the OATT. No substantial part of the activities of the Alliance ISO shall be in attempting to influence legislation in any jurisdiction. The Alliance ISO shall not participate in or intervene in any political campaign on behalf of any candidate for public office.

                  6.1.3 Notwithstanding any other provision of this Agreement, if the Internal Revenue Service determines that the Alliance ISO qualifies as a tax-exempt corporation under Section 501 of the Code, the Alliance ISO shall not conduct or carry on any activities not permitted to be conducted or carried on by an organization exempt from taxation under such provision of the Code. If the Alliance ISO does not qualify for such tax exemption, the Alliance ISO shall, consistent with its other obligations under this Agreement, take such actions as are reasonably necessary to minimize its federal and state tax obligations.

         6.2      Alliance ISO Operations.

                  6.2.1 Upon formation of the Alliance ISO, each Transmission Owner shall execute an Operation Agreement with the Alliance ISO substantially in the form of Appendix 8 and an Agency Agreement substantially in the form of Appendix 9. Legal and equitable title to the respective properties comprising the transmission facilities, including all real property rights and rights to additional transmission facilities built or acquired by the Transmission Owner, shall remain with each respective Transmission Owner. The respective Transmission Owners shall retain all rights incident to such legal and equitable title, including, but not limited to, the right, subject to applicable federal or state regulatory approvals, to build, acquire, sell, dispose of, use as security, convey any part of their property, or use such property for purposes other than providing transmission services (such as the use of such property for telecommunications or natural gas transportation purposes), provided that the exercise of any such rights shall not impair the reliability of such transmission facilities.

                  6.2.2 The operation of the Alliance ISO shall be governed in accordance with the ISO Bylaws, as amended from time to time. The ISO Bylaws are located in Appendix 4.

                                   ARTICLE VII
                  ALLIANCE RTO START UP AND TRANSITION PERIODS

         7.1 Start-up Period and Initial Funding. The Transmission Owners may select and employ persons or entities to perform such administrative and start-up functions, and may provide by contribution, loan or otherwise for sufficient capital to finance such functions, as in their judgment may be necessary or desirable in respect of the Alliance RTO.

         7.2 Reimbursement of Start-Up Expenditures. Each Transmission Owner may submit to the Alliance RTO requests for reimbursement of all reasonable and proper sums expended by such Transmission Owner in connection with the formation and seeking of governmental approvals in connection with the Alliance RTO. The Alliance RTO shall be required to make such reimbursements with interest as computed in accordance with 18 C.F.R. ss. 35.19(a) from and after the date of submission of reimbursement requests by a Transmission Owner, which shall not be before the Transmission Service Date.

         7.3 Location for Alliance RTO Operations. The Alliance RTO shall promptly choose the location for Alliance RTO operations. The Alliance RTO shall review and give consideration to the report of any independent consultant hired by the Transmission Owners, by the Alliance RTO or by any stakeholder to identify and/or evaluate locations for Alliance RTO operations.

         7.4      Transition from Alliance ISO to Alliance Transco.

                  7.4.1 At any time, any Transmission Owner may initiate an evaluation of the Transco Trigger Conditions for the purpose of determining whether to begin a transition to the Alliance Transco structure. Such initiation of the trigger evaluation by the Transmission Owner shall be in the form of a formal notice to the Transmission Owners and the Alliance RTO Board of Directors. Upon receipt of such notice, each Transmission Owner will make an Owner Declaration as described in Article III hereof within 90 days of such request. The objective of this evaluation process will be to determine whether there is sufficient interest among the Transmission Owners to begin the transition from the Alliance ISO to the Alliance Transco structure.

                  7.4.2 In the event that the Transco Trigger Conditions are satisfied in response to an inquiry made under Section 7.4.1 hereof, the Transmission Owners will begin the transition to the Alliance Transco structure described in Articles IV and V of this Agreement. When the Alliance Transco becomes operational as an owner and operator of the transmission facilities, the Alliance ISO shall be dissolved and its affairs wound up.

                  7.4.3 In the event that an inquiry is made pursuant to Section
                  7.4.1 hereof and the Transco Trigger Conditions are not satisfied, the structure of the Alliance RTO shall continue as the Alliance ISO, described in Article VI of this Agreement.

         7.5      Alliance RTO Transition and Operating Conditions.

                  7.5.1 The Alliance RTO, whether in the form of the Alliance ISO or Alliance Transco, shall be operated in accordance with the Operating Protocol, Planning Protocol, and Pricing Protocol as such may be amended from time to time.

                  7.5.2 The Alliance RTO shall not accept the transfer of operational Transmission System control until after a satisfactory three-month demonstration of simulated operational capability as described in the Operating Protocol. This simulated operation shall be conducted in order to demonstrate to the satisfaction of the Transmission Owners all aspects of the system operation.

         7.6 Regional Power Exchange. The Transmission Owners agree that it is an objective of the Alliance RTO to cooperate with other entities to facilitate the development of one or more Regional Power Exchanges as may be proposed by market participants.


                                  ARTICLE VIII
                                NEW PARTICIPANTS

         8.1 Admission of New Participants. The Transmission Owners agree that additional parties may be added to this Agreement after the original date of its execution. Such additional parties must meet minimum qualification criteria as follows:

         (i) the entity must have filed with FERC and have in effect an open access transmission tariff or a tariff which FERC has found to be an "acceptable reciprocity tariff" under Order No. 888-A;

         (ii) the entity must own or control transmission facilities which are physically interconnected with the transmission facilities of one or more of the Transmission Owners; and

         (iii) if the Alliance RTO has commenced operations, the entity must agree to execute an Operation Agreement, unless the entity chooses to become a Divesting Transmission Owner.

Upon notification of a prospective new participant in this Agreement, the Transmission Owners will promptly meet to formally accept or decline admission. A simple majority of the Transmission Owners is necessary for acceptance of a new party to this Agreement. Upon execution of this Agreement by the new party, such participant will be obligated to tender its share of any payments due hereunder which payment obligations were incurred on and after November 11, 1998. The Transmission Owners may waive the requirement set forth in clause (ii) above if allowing the additional party to join in this Agreement will result in material benefits to the Alliance RTO. Following commencement of operations of the Alliance Transco, the admission of new Transmission Owners shall be subject to the terms of the governing documents of such entity.

                                   ARTICLE IX
                    TERMINATION OF PARTICIPATION IN ALLIANCE

         The Transmission Owners agree that, prior to the election of the Board of Directors of Alliance Publico or the Alliance ISO, as applicable, any party hereto may unilaterally and in its sole discretion withdraw from this Agreement. Such withdrawal must be effected by written notice to each of the other parties hereto 30 days prior to the effectiveness of such withdrawal. Before said withdrawal is effective the party seeking to withdraw must tender its share of any payments due under this Agreement. Upon withdrawal, the withdrawing party will forfeit its right to receive any reimbursements or other payments otherwise due under this Agreement from the Alliance RTO. Following the election of the Board of Directors of the Alliance Publico or Alliance ISO, the withdrawal of Transmission Owners will be subject to the terms of the governing documents of such entity.


                                    ARTICLE X
                               SHARING OF EXPENSES

         The Transmission Owners agree to share on an equal basis all reasonable costs incurred for carrying out the terms of this Agreement and to bear currently their own expenses subject to reimbursement pursuant to Section 7.2 for internal work undertaken to that end; provided, however, that the Transmission Owners shall not bear any expenses of the Alliance RTO that are incurred after the election of the Board of Directors of Alliance Publico or the Alliance ISO as applicable. Procedures for cost contributions will be developed by separate understandings of the Transmission Owners.


                                   ARTICLE XI
                        REGULATORY AND TAX AUTHORIZATIONS

         11.1 Regulatory Approvals. It is intended that execution of this Agreement by the Transmission Owners will not be subject to any prior Required Regulatory Approvals either at the federal or the state level. The Transmission Owners recognize, however, that implementation of the terms of the appendices hereto and the OATT may be subject to acceptance or approval by the FERC and possibly other federal and state authorities. In the event that the Required Regulatory Approvals are deemed to be obtained as provided in this Agreement but a regulatory authority disapproves, or refuses to approve the exhibits or appendices hereto in whole or in part, or the OATT or any filing associated therewith, or imposes any condition upon, or change to, this Agreement or its exhibits or appendices adverse to any Transmission Owner, in the sole judgment of such Transmission Owner, then (i) such Transmission Owner will negotiate in good faith with the other Transmission Owners and/or such regulatory authority in an attempt to resolve such disagreements, and (ii) if such parties are not able to reach agreement in respect of the matters deemed adverse to such Transmission Owner during such period, including any extension thereof consented to by such Transmission Owner, such Transmission Owner shall give written notice to the other Transmission Owners and this Agreement will be deemed to have terminated with respect to the notifying Transmission Owner. Following such a termination, the other Transmission Owners will expeditiously attempt in good faith to negotiate a new agreement in respect of the Alliance RTO among themselves. A Transmission Owner may be adversely affected within the meaning of this Section 11.1 even if the regulatory authority in question lacks jurisdiction over such signatory.

         11.2 Tax Approvals. If the Internal Revenue Service or any other federal or state taxing authority issues any ruling or imposes any requirement or obligation, in connection with this Agreement adverse to any Transmission Owner, in the sole judgment of such Transmission Owner, then this Agreement shall be deemed to have terminated with respect to such Transmission Owner over which such tax authority has jurisdiction. In that event, the adversely affected Transmission Owner shall promptly give notice of such termination to the other parties, and the remaining parties shall expeditiously attempt in good faith to negotiate a substitute agreement.

                                   ARTICLE XII
                          NON-SEVERABILITY OF AGREEMENT

         This Agreement is entire of itself. The Transmission Owners do not agree to be bound by some parts hereof and not others. Therefore, no contractual authorization exists for the parties to go forward with one portion of this Agreement or one Appendix hereto while not following the remaining terms of this Agreement.


                                  ARTICLE XIII
                            MISCELLANEOUS PROVISIONS

         13.1 Descriptive Headings: Appendices and Exhibits. The descriptive headings of Articles and other provisions of this Agreement have been inserted for convenience of reference only and will not define, modify, restrict, construe or otherwise affect the construction or interpretation of any of the provisions of this Agreement. In the event of a conflict between this Agreement and any Appendix or Exhibit hereto, the Appendix or Exhibit shall prevail as the intent of the parties hereto. In the event of a conflict between this Agreement, including any Appendices or Exhibit, and the OATT, the OATT shall prevail as to the intent of the parties hereto.

         13.2 Governing Law. This Agreement will be interpreted, construed and governed by the laws of the State of Delaware, except to the extent preempted by the laws of the United States of America.

         13.3 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

         13.4 Successors and Assigns. This Agreement shall inure to the benefit of, and be binding upon, the Transmission Owners, their respective successors and assigns permitted hereunder, but shall not be assignable by any of the Transmission Owners (except by assignment to a wholly-owned affiliate of a Transmission Owner) by operation of law or otherwise, without the approval of the remaining parties, which approval shall not be unreasonably withheld. A Transmission Owner may not assign an obligation under this Agreement to an assignee that is not capable of fulfilling the assigned obligation. If a Transmission Owner assigns this Agreement to an affiliated or unaffiliated entity that is a successor-in-interest to the assigning Transmission Owner's Transferred Facilities but not to its Non-transferred Transmission Facilities, the assigning Transmission Owner must assign the obligation to execute an Agency Agreement contained in Section 5.3 and Section 6.2.1 to the owner of the Non-transferred Transmission Facilities.

         13.5 No Implied Waivers. The failure of a Transmission Owner to insist upon or enforce strict performance of any of the specific provisions of this Agreement at any time will not be construed as a waiver or relinquishment to any extent of such Transmission Owner's right to assert or rely upon any such provisions, rights or remedies in that or any other instance, or as a waiver to any extent of any specific provision of this Agreement.


         13.6 Representations and Warranties. Each Transmission Owner represents and warrants to the other parties that, as of the date it executes this
Agreement:

         (i) The Transmission Owner is duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated.

         (ii) Subject to any necessary approvals by federal and state regulatory authorities, the Transmission Owner's participation in this Agreement, the execution and delivery by the Transmission Owner of this Agreement and the performance of its obligations hereunder have been duly and validly authorized by all requisite action on the part of the Transmission Owner and do not conflict with any applicable law. This Agreement has been duly executed and delivered by the Transmission Owner and this Agreement constitutes the legal, valid and binding obligation on the part of the Transmission Owner enforceable against it in accordance with its terms except insofar as the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws affecting the enforcement of creditor's rights generally, and by general principles of equity regardless of whether such principles are considered in a proceeding at law or in equity.

         (iii) There are no actions at law, suits in equity, proceedings or claims pending or, to the knowledge of the Transmission Owner, threatened against the Transmission Owner before or by any federal, state, foreign or local court, tribunal or governmental agency or authority that might materially delay, prevent or hinder the performance by the Transmission Owner of its obligations hereunder.

         13.7 Further Assurances. Each Transmission Owner agrees that it shall hereafter execute and deliver such further instruments, provide all information and take or forbear such further acts and things as may be reasonably required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the provisions of this Agreement.

         13.8 Delivery of Notices. Notices required under this Agreement shall be in writing and shall be sent to a Transmission Owner by U.S. mail, overnight courier, hand delivery, facsimile or other reliable electronic means. Any notice required under this Agreement shall be deemed to have been given either upon delivery, if by U.S. mail, overnight courier or hand delivery, or upon confirmation, if given by telecopier or other reliable electronic means to the respective Secretary of each of the Transmission Owners at the principal place of business of such Transmission Owner.

         13.9 Limitations on Liability. No signatory Transmission Owner shall be liable to any other signatory Transmission Owner for any claim for indirect, incidental, special, consequential, or exemplary damages, including, but not limited to, the loss of profits or revenues, cost of financing, loss of goodwill and cost of replacement power arising from such Transmission Owner's carrying out, or failing to carry out, any obligations contemplated by this Agreement.

         13.10 Entire Agreement. This Agreement, including any Appendix or Exhibit to this Agreement, constitute the entire agreement among the Transmission Owners with respect to the subject matter of this Agreement, and no previous or contemporary oral or written representations, agreements, or understandings made by any officer, agent, or employee of any Transmission Owner shall be binding unless contained in this Agreement, including the Appendices and Exhibit attached hereto.

         13.11 Good Faith Efforts. Each Transmission Owner agrees that it shall in good faith take all reasonable actions necessary to permit such Transmission Owner to fulfill its obligations under this Agreement. Where the consent, agreement or approval of any Transmission Owner must be obtained hereunder, such consent, agreement or approval shall not be unreasonably withheld, conditioned or delayed. To the extent that the jurisdiction of any federal or state regulatory authority applies to any part of this Agreement and/or the transactions or actions covered by this Agreement, each Transmission Owner will cooperate with all other parties to secure any necessary or desirable approval or acceptance of such regulatory authorities of such part of this Agreement and/or such transactions or actions. Each Transmission Owner shall notify the other Transmission Owners of any delay in its ability to fulfill its obligations under this Agreement or any inability to fulfill its obligations under this Agreement.

         13.12 Third Party Agreements. This Agreement shall not be construed, interpreted or applied in such a manner as to cause any Transmission Owner to be in material breach, anticipatory or otherwise, of any agreement (in effect on the later of the effective date of this Agreement or the date that it becomes a Transmission Owner under this Agreement) between such Transmission Owner and one or more third parties who are not parties under this Agreement (regardless of the inclusion of one or more other parties as parties to such agreement) for the joint ownership, operation or maintenance of any electrical facilities affected by this Agreement.

         13.13 No Partnership. This Agreement is not intended, and shall not be construed, interpreted or applied, to create a partnership or joint venture, and no Transmission Owner shall be entitled to act as an agent for any other Transmission Owner with respect to the Alliance RTO.

         13.14 Dispute Resolution. If any dispute arises among any of the Transmission Owners regarding the terms of this Agreement, it will be resolved in accordance with these provisions. First the Transmission Owners should attempt to resolve any said dispute in the normal course of business. If such efforts are not successful, one or more of the Transmission Owners shall give written notice to the other Transmission Owners of the dispute and its need for resolution. Within thirty days of receiving such a notice the Chief Executive Officer of each of the Transmission Owners shall appoint an officer of his company to serve as company representative on a negotiation panel. Said panel shall promptly convene and negotiate in good faith a resolution of the dispute. If the dispute has not been resolved within sixty days after the panel is convened, each of the Transmission Owners may avail themselves of any process or means legally available to them to resolve the dispute.

         13.15 Transmission Owner Participation Agreement. This Agreement supersedes the Alliance process "Phase III Participation Agreement," effective November 30, 1998, which was signed by some of the Transmission Owners to develop this Agreement and filings for the FERC and other governmental agencies.

         13.16 Transmission Owner Consent. Whenever a provision in this Agreement calls for the consent or approval of, or another determination by, a majority of the Transmission Owners or some other percentage of the Transmission Owners which is less that all of the Transmission Owners, such consent, approval or determination shall be made among the Transmission Owners based on each Transmission Owner having one vote without regard to the value of their respective transmission facilities or any other such factor.

         13.17 Effective Date and Termination. This Agreement shall be deemed to be effective as of the date of its execution and delivery among the initial signatories hereto. This Agreement will terminate at such time as the Alliance Transco commences operation or on such earlier date as provided in Article IX or
Article XI or as agreed among each of the Transmission Owners.

         13.18 Amendments. Any amendments shall require unanimous consent of the Transmission Owners, which consent shall not be unreasonably withheld.

                    Signature Page to the Alliance Agreement
                                establishing the
            Alliance Independent Transmission System Operator, Inc.,
                     Alliance Transmission Company, Inc. and
                       Alliance Transmission Company, LLC
                      ------------------------------------






                            American  Electric Power Service Corporation
                                  on Behalf of:

                                  Applachian Power Company
                                  Columbus Southern Power Company
                                  Indiana Michigan Power Company
                                  Kentucky Power Company
                                  Kingsport Power Company
                                  Ohio Power Company
                                  Wheeling Power Company

                            Signature:  /s/ William J. Lhota
                                      ---------------------------

                            Name:           William J. Lhota
                                     ---------------------------

                            Title:     Executive Vice President
                                      ---------------------------

                            Date:            May 27, 1999
                                      ---------------------------

                    Signature Page to the Alliance Agreement
                                establishing the
            Alliance Independent Transmission System Operator, Inc.,
                     Alliance Transmission Company, Inc. and
                       Alliance Transmission Company, LLC
                      ------------------------------------






                                  Consumers Energy Company

                            Signature:  /s/ David W. Joos
                                      ---------------------------

                            Name:           David W. Joos
                                      ---------------------------

                            Title:    President and CEO - Electric
                                      ----------------------------

                            Date:            May 27, 1999
                                      ----------------------------

                    Signature Page to the Alliance Agreement
                                establishing the
            Alliance Independent Transmission System Operator, Inc.,
                     Alliance Transmission Company, Inc. and
                       Alliance Transmission Company, LLC
                      ------------------------------------





                            The Detroit Edison Company

                            Signature:  /s/ Robert L. Buckler
                                     ----------------------------

                            Name:           Robert L. Buckler
                                      ----------------------------

                            Title:  President, DTE Energy Distribution
                                   ------------------------------------

                            Date:             May 27, 1999
                                    -------------------------------

                    Signature Page to the Alliance Agreement
                                establishing the
            Alliance Independent Transmission System Operator, Inc.,
                     Alliance Transmission Company, Inc. and
                       Alliance Transmission Company, LLC
                      ------------------------------------





                            FirstEnergy Corp.
                                  on Behalf of:

                                  The Cleveland Electric Illuminating Company
                                  Ohio Edison Company
                                  Pennsylvania Power Company
                                  The Toledo Edison Company

                            Signature:  /s/ Stanley F. Szwed
                                      ------------------------
                            Name:           Stanley F. Szwed
                                       ------------------------

                            Title:          Vice President
                                      ------------------------

                            Date:            May 27, 1999
                                       ------------------------

                    Signature Page to the Alliance Agreement
                                establishing the
            Alliance Independent Transmission System Operator, Inc.,
                     Alliance Transmission Company, Inc. and
                       Alliance Transmission Company, LLC
                      ------------------------------------





                            Virginia Electric and Power Company

                            Signature:  /s/ James T. Earwood, Jr.
                                      ----------------------------

                            Name:           James T. Earwood, Jr.
                                      ----------------------------

                            Title:     Vice President & General Manager,
                                       Bulk Power Delivery
                                      ----------------------------------

                            Date:             May 27, 1999
                                     -------------------------

                                  AMENDMENT TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



         This Amendment to the Alliance Agreement to Admit Ameren Services Company, as agent for Union Electric Company (dba AmerenUE) and Central Illinois Public Service Company (dba AmerenCIPS) (hereinafter referred to collectively as "Ameren"), executed effective as of the 11th day of January, 2001, is among American Electric Power Service Corporation, Consumers Energy Company, The Detroit Edison Company, FirstEnergy Corp., and Virginia Electric and Power Company ("Original Signatories"), Commonwealth Edison Company and Commonwealth Edison Company of Indiana, both Exelon Companies ("Commonwealth Edison Amendment"), The Dayton Power and Light Company ("Dayton Power and Light"), Illinois Power Company ("Illinois Power"), and Ameren.
         WITNESSETH:

         WHEREAS, on May 27, 1999, the Original Signatories entered into The Alliance Agreement Establishing The Alliance Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc., and Alliance Transmission Company, LLC ("the Alliance Agreement") for the purpose of seeking governmental approval for the creation of the Alliance Regional Transmission Organization (Alliance RTO);

         WHEREAS, Article VIII of the Alliance Agreement provides for the admission of new participants to the Alliance Agreement after the date of its execution provided that the new participant satisfies the requirements of section 8.1 and provided that a simple majority of the parties to the Alliance Agreement agree to the new participation as a party to the Alliance Agreement;

         WHEREAS, Commonwealth Edison was admitted as a participant to the Alliance Agreement, effective November 28, 2000 pursuant to Article VIII of the Alliance Agreement.

         WHEREAS, Dayton Power & Light was admitted as a participant to the Alliance Agreement, effective December 4, 2000 pursuant to Article VIII of the Alliance Agreement;

         WHEREAS, Illinois Power was admitted as a participant to the Alliance Agreement, effective January 4, 2001 pursuant to Article VIII of the Alliance Agreement;

         WHEREAS, Ameren desires to become a party to the Alliance Agreement and to transfer ownership and/or functional control of its facilities to the Alliance RTO;

         WHEREAS, Ameren requires approval from the Federal Energy Regulatory Commission (FERC) to withdraw its request for authorization to transfer control of its facilities to the Midwest Independent System Operator (Midwest ISO) in order for Ameren to transfer ownership and/or functional control of its facilities to the Alliance RTO; and

         WHEREAS, the current participants in the Alliance Agreement acknowledge Ameren meets the criteria for membership in the Alliance RTO and agree to Ameren's participation, contingent upon its receipt of FERC approval;

         NOW THEREFORE, in consideration of the foregoing recitals and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the undersigned parties agree as follows:

         1. The current participants in the Alliance Agreement agree Ameren satisfies the requirements of section 8.1 of the Alliance Agreement and further agree to accept the participation of Ameren as a party to the Alliance Agreement contingent upon Ameren receiving FERC approval or acceptance for withdrawal of Ameren's request to transfer its transmission facilities from the Midwest ISO and any other required regulatory approvals or acceptances necessary for the release of Ameren's prior commitment to participate in the Midwest ISO.

         2. Pending receipt of such approvals and acceptances from FERC, Ameren shall assume the same rights and obligations as any other party to the Alliance Agreement, including the obligation to share expenses on an equal basis as set forth in Article X of the Alliance Agreement. Should Ameren be unable, despite its good faith efforts, to obtain approvals or acceptances of withdrawal of its commitment to participate in the Midwest ISO, Ameren will no longer be a party to the Alliance Agreement and will be entitled to receive reimbursement of its contribution to expenses in accordance with Section 7.2 of the Alliance Agreement.

         3. Accordingly, the term "Transmission Owners" as used in the Alliance Agreement is hereby amended to include Ameren in accordance with the terms set forth in this Ameren Amendment.

         4. Within thirty (30) days of execution of this Ameren Amendment, Ameren agrees to pay the sum of $750,000 as its share of expenses incurred to date in accordance with Article X of the Alliance Agreement.

         5. By their signatures to this Amendment the undersigned parties, reaffirm and ratify the Alliance Agreement as amended herein.

         6. This Ameren Amendment may be executed in multiple counterparts, each of which shall constitute an original.

         IN WITNESS WHEREOF, the duly authorized representatives of the parties, intending to be legally bound, have executed this Ameren Amendment effective as of the date set forth above.

                                SIGNATURE PAGE TO

                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION




American Electric Power Service Corporation on Behalf of:

         Appalachian Power Company
         Columbus Southern Power Company
         Indiana Michigan Power Company
         Kentucky Power Company
         Kingsport Power Company
         Ohio Power Company
         Wheeling Power Company


Signature:         /s/ J. Craig Baker
                  -------------------------
Name:                  J. Craig Baker
                  -------------------------
Title:               S.V.P. Public Policy
                  -------------------------
Date:                January 11, 2001
                  -------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



Commonwealth Edison Company

Signature:         /s/ Pamela B. Strobel
                  -------------------------
Name:                  Pamela B. Strobel
                  --------------------------
Title:                 Vice Chair
                  --------------------------
Date:                  January 11, 2001
                  --------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



Consumers Energy Company

Signature:         /s/ David W. Joos
                  --------------------------
Name:                  David W. Joos
                  --------------------------
Title:             President & CEO-Electric
                  --------------------------
Date:                  January 12, 2001
                  --------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



The Dayton Power and Light Company

Signature:        /s/ Patricia K. Swanke
                 ---------------------------
Name:                 Patricia K. Swanke
                 ---------------------------
Title:            Vice President, Operations
                 ---------------------------
Date:                 January 19, 2001
                 ---------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION




FirstEnergy Corp.
         on Behalf of:

         The Cleveland Electric Illuminating Company
         Ohio Edison Company
         Pennsylvania Power Company
         The Toledo Edison Company


Signature:        /s/ Stanley F. Szwed
                 ---------------------------
Name:                 Stanley F. Szwed
                 ---------------------------
Title:                Vice President
                 ---------------------------
Date:                 January 9, 2001
                 ---------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



Illinois Power Company

Signature:        /s/ Larry F. Altenbaumer
                 ----------------------------
Name:                 Larry F. Altenbaumer
                 ----------------------------
Title:             President, Illinois Power
                 ----------------------------
Date:                 January 12, 2001
                 ----------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



Virginia Electric and Power Company

Signature:        /s/ Glenn B. Ross
                 ----------------------------
Name:                 Glenn B. Ross
                 ----------------------------
Title:           Director Transmission Policy
                 ----------------------------
Date:                 January 9, 2001
                 ----------------------------

                                SIGNATURE PAGE TO
                                    AMENDMENT
                                       TO
                             THE ALLIANCE AGREEMENT
                           TO ADMIT AMEREN CORPORATION



Ameren Services Company, as Agent for:

         Union Electric Company (dba AmerenUE)
         Central Public Service Company (dba AmerenCIPS)

Signature:        /s/ David A. Whiteley
                 -----------------------------
Name:                 David A. Whiteley
                 -----------------------------
Title:                Vice President
                 -----------------------------
Date:                 January 11, 2001
                 -----------------------------



DC:114459.1