Form 10-Q
period 2001-09-30
AMEREN CORP
filed 2001-11-14
CIK 1002910

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549


                                                     FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2001

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


                                  Yes   X     .     No          .
                                     --------          ---------

Shares outstanding of each of registrant's classes of common stock as of November 13, 2001: Common Stock, $ .01 par value - 137,622,840

                               Ameren Corporation

                                      Index
                                                                       Page No.


Part I    Financial Information

          Item 1.  Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheet
               - September 30, 2001 and December 31, 2000                 11

             Consolidated Statement of Income
               - Three months, nine months and 12 months ended
                  September 30, 2001 and 2000                             12

             Consolidated Statement of Cash Flows
               - Nine months ended September 30, 2001 and 2000            13

             Consolidated Statement of Common Stockholders'
                 Equity - Nine months ended September 30, 2001 and
                 12 months ended December 31, 2000                        14

             Notes to Consolidated Financial Statements                   15

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    2

          Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                                8


Part II   Other Information

          Item 1.  Legal Proceedings                                      20

          Item 5.  Other Information                                      20

          Item 6.  Exhibits and Reports on Form 8-K                       21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

The unaudited consolidated financial statements of Ameren Corporation (Ameren or the Registrant) appear on pages 11 through 18 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and AmerenEnergy Generating Company (Generating Company), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources Company), which is a subsidiary of Ameren. Ameren also has a 60 percent ownership interest in Electric Energy, Inc. (EEI), which is consolidated for financial reporting purposes. Ameren's other subsidiaries include AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, Resources Company, Ameren Services Company and CIPSCO Investment Company. AmerenEnergy, an energy trading and marketing subsidiary, primarily serves as a power marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

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

RESULTS OF OPERATIONS

Earnings
Third quarter 2001 earnings of $267 million, or $1.94 per share, increased $11 million, or 7 cents per share, as compared to the third quarter of 2000. Earnings for the nine months ended September 30, 2001, totaled $420 million, or $3.06 per share, compared to the year-ago earnings of $431 million or $3.14 per share. Earnings for the 12 months ended September 30, 2001, were $446 million, or $3.25 per share, compared to $426 million, or $3.10 per share, for the preceding 12-month period.

Earnings and earnings per share fluctuated due to many conditions, primarily: sales growth, weather variations, credits to electric customers, electric rate reductions, gas rate changes, competitive market forces, fluctuating operating costs (including Callaway Nuclear Plant refueling outages), expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), charges for coal contract terminations, adoption of a new accounting standard, changes in interest expense, and changes in income and property taxes.

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

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2001 and 2000 are detailed on the following pages.

Electric Operations
Electric Operating Revenues                                  Variations for periods ended September 30, 2001
                                                                  from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months          Nine Months           Twelve Months
                                                 ------------          -----------           -------------
----------------------------------------------------------------------------------------------------------------
Credit to customers                              $   20                $  45                 $  23
Effect of abnormal weather                           15                   62
                                                                                                98
Growth and other                                     34                   91                   117
Interchange sales                                   184                  332                   384
EEI sales                                           (22)                 (53)                  (67)
----------------------------------------------------------------------------------------------------------------
                                                 $  231                $ 477                 $ 555
----------------------------------------------------------------------------------------------------------------

The $231 million increase in third quarter electric revenues compared to the year-ago quarter was primarily driven by a 30 percent increase in the total kilowatthour sales. Weather-sensitive residential and commercial sales increased 2 percent and 6 percent, respectively, due to warmer summer weather and moderate growth, compared to the prior year. Industrial sales rose 2 percent primarily due to a new industrial contract effective August 2000. During the period, interchange sales increased significantly; however, lower electric margins were realized on these sales due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand from native-load customers. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the first nine months of 2001 increased $477 million compared to the prior-year period, primarily due to a 13 percent increase in total kilowatthour sales. Weather-sensitive residential and commercial sales increased 5 percent and 8 percent, respectively. Industrial sales rose 11 percent primarily due to a new industrial contract effective August 2000, while wholesale sales rose 13 percent. Interchange sales also increased 52 percent during the period, however, lower electric margins were realized on these sales due to lower energy prices and less low-cost generation available for sale. These increases were offset in part by a decline in sales at EEI, which resulted from a decrease in sales under a contract with its major customer. Revenues were also favorably impacted by a reduction in the estimated credits to Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

Electric revenues for the 12 months ended September 30, 2001 increased $555 million compared to the prior 12-month period. The increase in revenues was primarily driven by a 13 percent increase in total kilowatthour sales. Interchange sales increased 32 percent, while native sales increased 14 percent. These increases were partially offset by a decline in sales at EEI.

Fuel and Purchased Power                               Variations for periods ended September 30, 2001
                                                                from comparable prior-year periods
-----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months          Nine Months           Twelve Months
                                                 ------------          -----------           -------------
-----------------------------------------------------------------------------------------------------------------
Fuel:
     Generation                                  $    4                $  (4)                $  24
     Price                                           15                   29                    20
     Generation efficiencies and other               (4)                  (7)                  (10)
     Coal contract termination payments               -                    -                   (52)
Purchased power                                     213                  416                   463
EEI                                                 (19)                 (41)                  (52)
-----------------------------------------------------------------------------------------------------------------
                                                 $  209                $ 393                 $ 393
-----------------------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three months ended September 30, 2001 increased $209 million, as compared to the prior-year period primarily due to increased purchased power, resulting from higher sales volume, and higher fuel costs.

Fuel and purchased power costs for the nine months ended September 30, 2001 increased $393 million as compared to the prior-year period primarily due to increased purchased power resulting from higher sales volume, higher fuel costs, and replacement power resulting from the refueling outage of the Registrant's Callaway Nuclear Plant, which occurred during the second quarter 2001.

Fuel and purchased power costs for the 12 months ended September 30, 2001 increased $393 million as compared to the prior-year period primarily due to increased generation and purchased power, resulting from higher sales volume, higher blended fuel costs, and the refueling outage of the Registrant's Callaway Nuclear Plant, which occurred in second quarter 2001.

Gas Operations
Gas revenues for the nine and 12-month periods ended September 30, 2001 increased $74 million and $138 million, respectively, compared to the year-ago periods primarily from increased sales and higher costs reflected in the Registrant's purchased gas adjustment clauses.

Gas costs for the nine and 12-months ended September 30, 2001, increased $65 million and $126 million, respectively, primarily due to higher sales and higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit increases, and plant maintenance outages.

Other operating expenses increased $7 million and $48 million for the three and nine month periods ended September 30, 2001 compared to the prior-year periods primarily due to higher employee benefit costs in 2001, resulting from changes in actuarial assumptions and investment performance of employee benefit plans' assets, and increased professional services. Other operating expenses increased $164 million for the 12-month period ended September 30, 2001 compared to the same year-ago period primarily due to the withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information), in addition to higher employee benefit costs, resulting from changes in actuarial assumptions and investment performance of the employee benefit plans' assets, and increased professional services.

Maintenance expenses for the nine month period ended September 30, 2001 increased $29 million compared to the prior period due to a refueling outage at the Callaway Nuclear Plant during second quarter 2001. The spring 2001 refueling was completed in 45 days. There was not a refueling in 2000. Maintenance expenses for the 12 months ended September 30, 2001 increased $14 million primarily resulting from an increase in the spring 2001 Callaway Nuclear Plant refueling expense compared to fall 1999, partially offset by a reduction in fossil power plant maintenance.

Depreciation and amortization expenses for the three month, nine month and 12 month periods ended September 30, 2001 increased $7 million, $20 million and $36 million, respectively, compared to the prior periods due to increased depreciable property, primarily resulting from the addition of combustion turbine generating facilities (see discussion below under "Liquidity and Capital Resources" for further information).

Taxes
Income taxes increased $12 million and $14 million for the three and 12 months ended September 30, 2001, respectively, primarily due to higher pretax income.

Other tax expense increased $7 million for the 12 months ended September 30, 2001 compared to the prior year primarily due to a change in the property tax assessment in the state of Illinois.

Other Income and Deductions
The variation in other income and deductions, net for the three month period ended September 30, 2001 compared to the prior-year period was primarily due to contributions in aid of construction as well as gains on the sales of unregulated property.

The variation in other income and deductions, net for the nine and twelve month periods ended September 30, 2001 compared to the prior-year periods was primarily due to gains on the sales of unregulated property and prior period write-offs of certain nonregulated investments.

Balance  Sheet
The 8 percent, or $40 million, increase in trade accounts receivable at September 30, 2001, compared to the year-end, was due primarily to higher revenues in August and September 2001 compared to November and December 2000.

Changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers.

Decrease in other current liabilities of $44 million during 2001 is primarily due to the reduction in the estimated credit that the Registrant expects to pay its Missouri electric customers (see Note 2 under Notes to Consolidated Financial Statements for further information).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $735 million for the nine months ended September 30, 2001, compared to $762 million during the same 2000 period.

Cash flows used in investing activities totaled $813 million and $633 million for the nine months ended September 30, 2001 and 2000, respectively. Construction expenditures for the nine months ended September 30, 2001, for constructing new or improving existing facilities were $812 million, which included expenditures associated with the purchase of combustion turbine generating facilities. The Registrant added 670 megawatts of combustion turbine generation capacity during the nine months ended September 30, 2001. In addition, the Registrant expended $15 million for the acquisition of nuclear fuel.

As of September 30, 2001, the Registrant plans to add combustion turbine generating units as follows: 820 megawatts in 2001 at Resources Company (including those already in service as of September 30); 710 megawatts in 2002 (470 megawatts at Resources Company and 240 megawatts at AmerenUE); and 325 megawatts each in 2004 and 2005. The Registrant is reviewing four combustion turbine generating units which had been planned for commercial operation in 2004 and 2005 to determine if they can be used by AmerenUE rather than Resources Company. The Registrant continually reviews its generation portfolio, and as a result, could modify its plan for generation asset additions or assignments, which could include the timing of when certain assets will be added to or removed from its portfolio, whether the generation will be added to the regulated or nonregulated portfolio, as well as the type of generation asset technology that will be employed, among other things.

During the course of the Registrant's resource planning, several alternatives are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for AmerenUE, AmerenCIPS and Resources Company. The Registrant purchased 50 megawatts of capacity and energy during the third quarter of 2001, and is considering proposals for purchases of up to 500 megawatts of capacity and energy for the summer of 2002 and beyond, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

Cash flows provided by financing activities totaled $64 million for the nine months ended September 30, 2001. The Registrant's principal financing activities for the period included issuance of short-term and long-term debt, offset by the redemption of debt and the payment of dividends. On August 24, 2001, the Registrant's Board of Directors declared a quarterly dividend for the third quarter of 2001 of 63.5 cents per common share that was paid to shareholders on September 28, 2001. Common stock dividends paid for the 12 months ended September 30, 2001, resulted in a payout rate of 78 percent of the Registrant's earnings to common stockholders.

In April 2001,  AmerenCIPS  filed with the  Securities  and Exchange  Commission
(SEC) a shelf registration statement on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. In June 2001, AmerenCIPS issued $150 million of the senior notes with an interest rate of 6.625 percent due June 2011. The proceeds of these senior notes were used to repay short-term debt and first mortgage bonds which matured in June 2001.

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

The Registrant anticipates securing $400 to $600 million of long-term financing in late 2001 or early 2002 which will primarily be used to repay short-term debt incurred in conjunction with construction of combustion turbine generating facilities.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant and its subsidiaries are authorized by the SEC under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At September 30, 2001, the Registrant had committed bank lines of credit aggregating $161 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. The Registrant has bank credit agreements, expiring at various dates between 2001 and 2003, that support commercial paper programs totaling $763 million, $463 million of which is available for the Registrant's own use and for the use of its subsidiaries. The remaining $300 million is available for the use of the Registrant's regulated subsidiaries. At September 30, 2001, $263 million was available under these bank credit agreements. The Registrant had $459 million of short-term borrowings at September 30, 2001.

AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At September 30, 2001, the maximum amount that could be financed under the agreement was $120 million. Cash used in financing activities for the nine months ended September 30, 2001, included redemptions under the lease for nuclear fuel of $64 million, partially offset by $3 million of issuances. At September 30, 2001, $53 million was financed under the lease.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, over the past two years, the Registrant has reached agreements with all of its major collective bargaining units which will permit the Registrant to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil power plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

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

RATE MATTERS

On June 30, 2001, the Registrant's experimental alternative regulation plan (the
Plan) for its Missouri electric customers expired (see Note 2 under Notes to Consolidated Financial Statements for further information about the Plan). With the Plan's expiration, on July 2, 2001, the Missouri Public Service Commission (MoPSC) staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to
10.04 percent. The MoPSC has not yet determined a schedule for evidentiary hearings on the MoPSC staff's recommendation. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Registrant is preparing to vigorously contest the MoPSC staff's recommendation and expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan, similar in form to the Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

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

One of the major provisions of the Law is the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Commercial and industrial customers in Illinois represent approximately 13 percent of the Registrant's total sales. As of September 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations, or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Missouri
During the legislative session that ended in May 2001, the Registrant participated in discussions with the Missouri legislature regarding legislation that would not restructure the electric industry in Missouri, but would allow utilities to transfer generation assets to an affiliated generating company. In addition, the legislation would have allowed the State's largest nonresidential customers to choose their electric supplier, among other things. Electric industry legislation was not passed during the legislative session.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. During the second quarter of 2001, this settlement agreement was approved by the FERC. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

ACCOUNTING MATTERS

In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $7 million after taxes to the income statement, and a cumulative adjustment of $11 million after income taxes to other comprehensive income (OCI), which reduced stockholders' equity. (See Note 3 under Notes to Consolidated Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. This guidance was effective beginning July 1, 2001 and did not have a material impact on the Registrant's financial condition, results of operations or liquidity upon adoption. However, in October 2001, the DIG revised this guidance, with the revisions effective January 1, 2002. At this time, the Registrant is evaluating the impact of the DIG's revisions to determine the effect on the Registrant's future financial condition, results of operations, or liquidity upon application.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective in second quarter 2002. The Registrant is evaluating the impact of this guidance on its future financial condition, results of operations or liquidity; however, the impact could be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is assessing the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates associated with its issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper and auction-rate preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2002, as compared to 2001, the Registrant's interest expense would increase by approximately $11 million and net income would decrease by approximately $7 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of September 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

The Registrant has a subsidiary, AmerenEnergy Fuels and Services Company, a wholly owned subsidiary of Resources Company, which is responsible for providing fuel procurement and gas supply services on behalf of the Registrant's operating subsidiaries, and for managing fuel and natural gas price risks. Fixed price forward contracts, as well as futures and options, are all instruments, which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts. Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal and nuclear fuel to manage its exposure to fuel prices. All of the required coal for the Registrant's coal plants has been acquired at fixed prices for 2001. In addition, at least 80 percent of the coal requirements through 2005 are covered by long-term contracts. The Registrant has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes. With regard to the Registrant's nonregulated electric generation operations, the Registrant is exposed to changes in market prices for natural gas to the extent it must purchase natural gas to run its combustion turbine generators. The Registrant's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility.

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, the Registrant has a subsidiary, AmerenEnergy, which has as its primary responsibility managing market risks associated with changing market prices for electricity purchased and sold on behalf of AmerenUE and Generating Company.

Although the Registrant cannot completely eliminate the effects of gas price volatility, its strategy is designed to minimize the effect of market conditions on the results of operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. The Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. The Registrant's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The Registrant's primary use of derivatives has been limited to transactions that are expected to reduce price risk exposure for the Registrant.

Equity Price Risk
The Registrant maintains trust funds, as required by the Nuclear Regulatory Commission and Missouri and Illinois state laws, to fund certain costs of nuclear decommissioning. As of September 30, 2001, these funds were invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, the Registrant is seeking to maximize the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in the Registrant's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates. The Registrant actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets of its trusts to various investment options. The Registrant's exposure to equity price market risk is, in large part, mitigated due to the fact that the Registrant is currently allowed to recover its decommissioning costs in its electric rates.

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

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)
                                                                   September 30,   December 31,
ASSETS                                                                 2001             2000
------                                                             -------------   -------------
Property and plant, at original cost:
   Electric                                                        $ 13,316,855    $ 12,684,366
   Gas                                                                  527,071         509,746
   Other                                                                104,495          97,214
                                                                   -------------   ------------
                                                                     13,948,421      13,291,326
   Less accumulated depreciation and amortization                     6,454,929       6,204,367
                                                                   -------------   ------------
                                                                      7,493,492       7,086,959
Construction work in progress:
   Nuclear fuel in process                                               87,171         117,789
   Other                                                                644,734         500,924
                                                                   -------------   ------------
         Total property and plant, net                                8,225,397       7,705,672
                                                                   -------------   ------------
Investments and other assets:
   Investments                                                           40,187          40,235
   Nuclear decommissioning trust fund                                   174,478         190,625
   Other                                                                 99,367          97,630
                                                                   -------------  ------------
         Total investments and other assets                             314,032         328,490
                                                                   -------------  ------------
Current assets:
   Cash and cash equivalents                                            112,112         125,968
   Accounts receivable - trade (less allowance for doubtful
         accounts of $8,786 and $8,028, respectively)                   514,105         474,425
   Other accounts and notes receivable                                   45,081          56,529
   Materials and supplies, at average cost -
      Fossil fuel                                                       155,955         107,572
      Other                                                             120,676         119,478
   Other current assets                                                  35,152          37,210
                                                                   -------------  -------------
         Total current assets                                           983,081         921,182
                                                                   -------------  -------------
Regulatory assets:
   Deferred income taxes                                                602,414         600,100
   Other                                                                153,012         158,986
                                                                   -------------  ------------
         Total regulatory assets                                        755,426         759,086
                                                                   -------------   ------------
Total Assets                                                       $ 10,277,936    $  9,714,430
                                                                   =============   ============
CAPITAL AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, 400,000,000 shares authorized -
     137,539,177 shares outstanding                                $      1,375    $      1,372
   Other paid-in capital, principally premium on
     common stock                                                     1,593,098       1,581,339
   Retained earnings                                                  1,772,113       1,613,960
   Accumulated other comprehensive income                                (4,755)           -
   Other                                                                 (5,117)           -
                                                                   -------------   ------------
      Total common stockholders' equity                               3,356,714       3,196,671
   Preferred stock not subject to mandatory redemption                  235,197         235,197
   Long-term debt                                                     2,811,148       2,745,068
                                                                   -------------   ------------
         Total capitalization                                         6,403,059       6,176,936
                                                                   =============   ============
Minority interest in consolidated subsidiaries                            3,534           3,940
Current liabilities:
   Current maturity of long-term debt                                    47,444          44,444
   Short-term debt                                                      459,091         203,260
   Accounts and wages payable                                           287,060         462,924
   Accumulated deferred income taxes                                     46,139          49,829
   Taxes accrued                                                        390,464         124,706
   Other                                                                256,331         300,798
                                                                   -------------   ------------
         Total current liabilities                                    1,486,529       1,185,961
                                                                   -------------   ------------
Accumulated deferred income taxes                                     1,562,689       1,540,536
Accumulated deferred investment tax credits                             160,101         164,120
Regulatory liability                                                    175,573         183,541
Other deferred credits and liabilities                                  486,451         459,396
                                                                   -------------   ------------
Total Capital and Liabilities                                      $ 10,277,936    $  9,714,430
                                                                   =============   ============

See Notes to Consolidated Financial Statements.

                                                AMEREN CORPORATION
                                         CONSOLIDATED STATEMENT OF INCOME
                                                     UNAUDITED
                            (Thousands of Dollars, Except Shares and Per Share Amounts)


                                                      Three Months Ended         Nine Months Ended          Twelve Months Ended
                                                         September 30,            September 30,                September 30,
                                                      --------------------      --------------------        --------------------

                                                     2001          2000         2001           2000         2001           2000
                                                     ----          ----         ----           ----         ----           ----

OPERATING REVENUES:
   Electric                                     $ 1,389,991    $1,158,509    $3,251,374    $2,774,763    $4,003,189    $3,447,780
   Gas                                               40,517        36,275       255,343       181,447       397,782       248,145
   Other                                              1,105           939         6,440         5,597         7,209         6,484
                                                -----------    ----------    ----------    ----------    ----------    ----------
      Total operating revenues                    1,431,613     1,195,723     3,513,157     2,961,807     4,408,180     3,702,409

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                      493,814       285,157     1,163,265       770,259     1,418,227     1,025,043
      Gas                                            19,967        23,632       171,429       106,549       274,347       148,158
      Other                                         173,273       166,008       517,880       469,654       712,770       615,475
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                    687,054       474,797     1,852,574     1,346,462     2,405,344     1,788,676
   Maintenance                                       78,216        79,155       296,233       267,653       396,501       386,411
   Depreciation and amortization                    104,226        96,845       303,400       283,808       402,702       373,784
   Income taxes                                     176,065       163,706       286,125       287,196       300,121       286,070
   Other taxes                                       75,630        75,535       203,114       203,219       264,960       258,376
                                                -----------    ----------    ----------    ----------    ----------    ----------
      Total operating expenses                    1,121,191       890,038     2,941,446     2,388,338     3,769,628     3,093,317

OPERATING INCOME                                    310,422       305,685       571,711       573,469       638,552       609,092

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used
      during construction                             4,137         1,250         7,959         4,079         9,178         5,211
   Miscellaneous, net                                 3,615        (5,481)         (867)      (13,481)        8,214       (17,576)
                                                -----------    ----------    ----------   -----------    ----------    ----------
     Total other income and (deductions)              7,752        (4,231)        7,092        (9,402)       17,392       (12,365)
                                                -----------    ----------    ----------   -----------   ----------    -----------

INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                          318,174       301,454       578,803       564,067       655,944       596,727

INTEREST CHARGES AND PREFERRED
   DIVIDENDS:
   Interest                                          50,498        44,223       148,836       129,411       199,131       166,242
   Allowance for borrowed funds used
      during construction                            (2,006)       (2,136)       (5,963)       (5,928)       (8,327)       (7,692)
   Preferred dividends of subsidiaries                3,106         3,230         9,391         9,469        12,622        12,664
                                                 ----------    ----------    ----------   -----------    ----------    ----------
      Net interest charges and                       51,598        45,317       152,264       132,952       203,426       171,214
      preferred dividends                       -----------    ----------    ----------   -----------   -----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF
      CHANGE  IN ACCOUNTING PRINCIPLE               266,576       256,137       426,539       431,115       452,518       425,513

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE, NET OF
      INCOME TAXES                                       --            --        (6,841)           --        (6,841)           --
                                                -----------    ----------    ----------   -----------   -----------   ----------
NET INCOME                                         $266,576      $256,137      $419,698      $431,115      $445,677      $425,513
                                                ===========    ==========    ==========   ===========   ==========    ==========

EARNINGS PER COMMON SHARE - BASIC AND DILUTED
(Based on average shares outstanding):
    Income before cumulative effect of change         $1.94         $1.87         $3.11         $3.14         $3.30         $3.10
      in accounting principle
    Cumulative effect of change in accounting
      principle, net of income taxes                     --            --         (0.05)           --         (0.05)           --
    Net income                                  -----------    ------------  -----------  ------------   ------------     ---------
                                                      $1.94         $1.87         $3.06         $3.14         $3.25         $3.10
                                                ===========    ============  ===========  ============   ============     =========
AVERAGE COMMON SHARES OUTSTANDING               137,222,499   137,215,462   137,217,834   137,215,462   137,217,236    137,215,462
                                                ===========   ============= ============  ============   ============     =========


See Notes to Consolidated Financial Statements.

                                                 AMEREN CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     UNAUDITED
                                              (Thousands of Dollars)


                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                             2001         2000
                                                             ----         ----
Cash Flows From Operating:
   Net income                                            $ 419,698    $ 431,115
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Cumulative effect of change in accounting             6,841         --
          principle
       Depreciation and amortization                       293,911      274,557
       Amortization of nuclear fuel                         21,084       27,714
        Allowance for funds used during construction       (13,922)     (10,007)
        Deferred income taxes, net                          13,645       11,976
        Deferred investment tax credits, net                (4,019)      (4,501)
        Changes in assets and liabilities:
           Receivables, net                                (28,232)     (88,251)
           Materials and supplies                          (49,581)       3,898
           Accounts and wages payable                     (175,864)     (86,295)
           Taxes accrued                                   265,758      170,049
           Other, net                                      (14,324)      31,665
                                                          ---------    ---------
Net cash provided by operating activities                  734,995      761,920

Cash Flows From Investing:
   Construction expenditures                              (812,109)    (657,622)
   Allowance for funds used during construction             13,922       10,007
   Nuclear fuel expenditures                               (14,988)     (11,691)
   Other                                                        48       26,314
                                                          ---------     ---------
Net cash used in investing activities                     (813,127)    (632,992)

Cash Flows From Financing:
   Dividends on common stock                              (261,395)    (261,395)
   Redemptions:
      Nuclear fuel lease                                    (64,122)     (8,276)
      Long-term debt                                        (30,000)   (425,650)
   Issuances:
      Nuclear fuel lease                                      3,062       7,270
      Short-term debt                                       255,831     324,178
      Long-term debt                                        160,900     277,600
                                                           ---------   ---------
Net cash provided by (used in) financing activities          64,276     (86,273)
                                                           ---------   ---------

Net change in cash and cash equivalents                     (13,856)     42,655
Cash and cash equivalents at beginning of year              125,968     194,882
                                                           ---------   ---------
Cash and cash equivalents at end of period                $ 112,112   $ 237,537
                                                           =========   =========

Cash paid during the periods:
   Interest (net of amount capitalized)                   $ 122,852   $ 118,111
   Income taxes, net                                      $  78,364   $ 157,399

See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)

                                        Nine Months Ended         Year Ended
                                       September 30, 2001      December 31, 2000
                                     ---------------------    ------------------

Common stock
   Beginning balance                         $     1,372    $     1,372
   Shares issued                                       3             --
                                             -----------    -----------

                                                   1,375          1,372

Other paid-in capital
   Beginning balance                           1,581,339      1,582,501
   Shares issued                                  12,217             --
   Employee stock awards                            (458)        (1,162)
                                             -----------    -----------

                                               1,593,098      1,581,339

Retained earnings
   Beginning balance                           1,613,960      1,505,827
   Net income                                    419,698        457,094
   Dividends                                    (261,545)      (348,961)
                                             -----------    -----------
                                               1,772,113      1,613,960

Accumulated other comprehensive income
   Beginning balance                                  --            --
   Change in current period                       (4,755)           --
                                             -----------   ------------
                                                  (4,755)           --

Other
   Beginning balance                                  --            --
   Unamortized restricted stock compensation      (5,704)           --
   Compensation amortized                            587            --
                                             -----------    -----------
                                                  (5,117)           --

                                             -----------    -----------
Total common stockholders' equity            $ 3,356,714    $ 3,196,671
                                             ===========    ===========


Comprehensive income, net of tax
   Net income                                $   419,698    $   457,094
   Cumulative effect of accounting change,       (11,258)            --
    net of taxes
   Unrealized net gain on derivative
     hedging instruments                           6,503             --
                                             -----------    -----------
                                             $   414,943    $   457,094
                                             ===========    ===========


See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
Ameren Corporation (Ameren or the Registrant) is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and AmerenEnergy Generating Company (Generating Company), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources Company), which is a subsidiary of Ameren. Ameren also has a 60 percent ownership interest in Electric Energy, Inc. (EEI). EEI owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. That interest is consolidated for financial reporting purposes. Ameren's other subsidiaries include AmerenEnergy, Inc. (AmerenEnergy), Ameren Development Company, Ameren Services Company and CIPSCO Investment Company. AmerenEnergy, an energy marketing subsidiary, primarily serves as a power marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers. Ameren Development Company is a nonregulated subsidiary encompassing Ameren's nonregulated products and services. Resources Company holds the Registrant's nonregulated generating operations. Ameren Services Company provides shared support services to Ameren and all of its subsidiaries.

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

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, nine-month or twelve-month period.

Note 2 - Regulatory Matters

Missouri
In July 1995, the Missouri Public Service Commission (MoPSC) approved an agreement establishing contractual obligations involving the Registrant's
Missouri  retail  electric  rates.   Included  was  a  three-year   experimental
alternative regulation plan (the Original Plan) that ran from July 1, 1995 through June 30, 1998, which provided that earnings in those years in excess of a 12.61 percent regulatory return on equity be shared equally between customers and stockholders, and earnings above a 14 percent regulatory return on equity be credited to customers. The formula for computing the credit used twelve-month results ending June 30, rather than calendar year earnings.

A new three-year experimental alternative regulation plan (the New Plan) was included in the joint agreement authorized by the MoPSC in its February 1997 order approving the merger of AmerenUE and CIPSCO Incorporated that formed Ameren. Like the Original Plan, the New Plan required that earnings over a 12.61 percent regulatory return on equity up to a 14 percent regulatory return on equity be shared equally between customers and stockholders. The New Plan also returned to customers 90 percent of all earnings above a 14 percent regulatory return on equity up to a 16 percent regulatory return on equity. Earnings above a 16 percent regulatory return on equity were credited entirely to customers. The New Plan ran from July 1, 1998 through June 30, 2001. As of September 30, 2001, the Registrant recorded an estimated credit of $40 million, or 17 cents per share, for the plan year ended June 30, 2001 compared to $35 million, or 15 cents per share, in the prior period. These credits were reflected as a reduction in electric revenues in the periods accrued. The final amount of the credit will depend on several factors, including the Registrant's earnings for 12 months ended June 30, 2001.

With the New Plan's expiration on June 30, 2001, on July 2, 2001, the MoPSC staff filed with the MoPSC an excess earnings complaint against the Registrant that proposes to reduce the Registrant's annual electric revenues ranging from $213 million to $250 million. Factors contributing to the MoPSC staff's recommendation include return on equity (ROE), revenues and customer growth, depreciation rates and other cost of service expenses. The ROE incorporated into the MoPSC staff's recommendation ranges from 9.04 percent to 10.04 percent. The MoPSC has not yet determined a schedule for evdentiary hearings on the MoPSC staff's recommendation. The MoPSC is not bound by the MoPSC staff's recommendation. Depending on the outcome of the MoPSC's decision, further appeals in the courts may be warranted.

In the interim, the Registrant is preparing to vigorously contest the MoPSC staff's recommendation and expects to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan, similar to the New Plan. The Registrant can not predict the outcome of these negotiations and their impact on the Registrant's financial position, results of operations or liquidity; however, the impact could be material.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $25 million ($15 million after taxes, or 11 cents per share), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission
(FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. During the second quarter of 2001, this settlement agreement was approved by the FERC. The Registrant's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the FERC, MoPSC, Securities and Exchange Commission and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

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

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances within prudent risk management policies, which are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, fuel and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm commitments to purchase when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecasts forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

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

The Registrant has entered into forward starting interest rate swaps to hedge the interest rate risk associated with the cost of a future issuance of fixed-rate debt. Under a forward starting swap, the Registrant agrees to pay or receive an amount equal to the difference (calculated on a net present value basis) of the respective cash flows based on the notional amount of the instrument and the difference between the forward starting swap rate determined at the date when the agreement is established and the spot swap rate at the date when the agreement is settled, typically when the Registrant issues the hedged debt issuance. The notional amounts of the agreement are not exchanged. The Registrant entered into these swap agreements with major financial institutions in order to minimize counterparty credit risk. At September 30, 2001, the Registrant had notional amounts of interest rate swaps hedging the anticipated debt issuance of $150 million. These agreements, by their current terms, settle in December 2001.

Interest rate swaps are reflected at fair value in the Registrant's consolidated balance sheet and the related gains and losses on these agreements are deferred in shareholders' equity (as a component of other comprehensive income). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance is recognized in income.

For the three months ended September 30, 2001, the pretax net gain, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was $4 million. For the nine months ended September 30, 2001, the Registrant recorded a pretax net gain of $13 million in electric revenues in the statement of income. This gain represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of September 30, 2001, all $3 million of the deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reversed during the next twelve months. The derivative losses will be reversed upon delivery of the commodity being hedged.

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

Other
As of September 30, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $13 million in Other Assets and derivative financial instrument liabilities of $26 million in Other Investments and Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because the contracts are expected to result in physical delivery. The Registrant is currently reevaluating the accounting for these transactions as a result of recent guidance issued by the Derivatives Implementation Group of the Financial Accounting Standards Board (see Accounting Matters under Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

Note 4 - Segment Information

Segment information for the three-month, nine-month and 12-month periods ended September 30, 2001 and 2000 is as follows:


------------------------------------------------------------------------------------------
                                          Regulated                  Reconciling
(in millions)                             Utilities    All Other       Items*       Total
------------------------------------------------------------------------------------------

Three months ended September 30, 2001:

Revenues                                    $1,629       $ 60        $(257)      $1,432
Net Income                                     267         --           --          267
-----------------------------------------------------------------------------------------

Three months ended September 30, 2000:

Revenues                                    $1,295       $ 88        $(187)      $1,196
Net Income                                     255          1           --          256
-----------------------------------------------------------------------------------------

Nine months ended September 30, 2001:

Revenues                                    $3,962       $193        $(642)      $3,513
Net Income                                     419          1           --          420
-----------------------------------------------------------------------------------------

Nine months ended September 30, 2000:
Revenues                                    $3,110       $229        $(377)      $2,962
Net Income                                     429          2           --          431
-----------------------------------------------------------------------------------------

12 months ended September 30, 2001:

Revenues                                    $4,972       $258        $(822)      $4,408
Net Income                                     447         (1)          --          446
-----------------------------------------------------------------------------------------

12 months ended September 30, 2000:

Revenues                                    $3,829       $289        $(416)      $3,702
Net Income                                     426         --           --          426
-----------------------------------------------------------------------------------------

* Elimination of intercompany revenues.

                                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Reference is made to Note 12 - Commitments and Contingencies to the "Notes to Consolidated Financial Statements" on Pages 41 - 43 of the Registrant's 2000 Annual Report to Stockholders pages incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 2000, for a discussion of the involvement of the Registrant's subsidiary, Union Electric Company (AmerenUE), with a contaminated site in Sauget, Illinois. On September 13, 2001, the United States Environmental Protection Agency (EPA) proposed that the Sauget Area 1 and Sauget Area 2 sites be listed on the National Priorities List (NPL). If successful, the listing of these sites on the NPL would permit the EPA to access funds designated under the Comprehensive Environmental Response Compensation Liability Act of 1980 (commonly known as CERCLA or Superfund) to remediate the sites.

ITEM 5.  OTHER INFORMATION.

     The following material organizational changes have been made to senior management by the Boards of Directors of the Registrant and certain of its subsidiary companies:

Ameren Corporation

     o Gary L. Rainwater was elected President and Chief Operating Officer, effective August 30, 2001, reporting to Charles W. Mueller, who remains Chairman and Chief Executive Officer. o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001, replacing Donald E. Brandt, who resigned.

     o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

     o Baxter A. Gillette was elected Vice President, Risk Management, effective October 12, 2001.

     o Martin J. Lyons, formerly a partner at PricewaterhouseCoopers, LLC, was appointed Controller, effective October 22, 2001. Mr. Lyons replaces Warner L. Baxter in this position.

Union Electric Company (Subsidiary)

     o Gary L. Rainwater was elected President and Chief Operating Officer, effective August 30, 2001, reporting to Charles W. Mueller, who became Chairman, while retaining his title of Chief Executive Officer.

     o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001, replacing Donald E. Brandt.

     o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

     o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.

Central Illinois Public Service Company (Subsidiary)

     o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001.

     o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

     o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.

AmerenEnergy Generating Company (Subsidiary)

     o Daniel F. Cole was elected President, effective August 30, 2001, replacing Gary L. Rainwater.

     o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001.

     o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

     o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.  None.

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated July 2, 2001 reporting that the Missouri Public Service Commission (MoPSC) staff filed with the MoPSC an excess earnings complaint against the Registrant's subsidiary, AmerenUE, that proposes to reduce AmerenUE's annual electric revenues ranging from $213 million to $250 million. Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

               Reports of Central Illinois Public Service Company on Forms 8-K,10-Q and 10-K are on file with the SEC under File Number 1-3672.

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

                       AMEREN CORPORATION
                        (Registrant)


                       By:    /s/ Warner L. Baxter
                       --------------------------------------
                                  Warner L. Baxter
                            Senior Vice President, Finance
                             (Principal Financial Officer)


Date:   November 14, 2001