Form 10-K405
period 2001-12-31
AMEREN CORP
filed 2002-03-28
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to _______.

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
       Registrant's telephone number, including area code: (314) 621-3222

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
 Common Stock, $ .01 par value and              New York Stock Exchange
  Preferred Share Purchase Rights
 Normal Units                                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ). No .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ).

        Aggregate market value of voting stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on March 21, 2002:
$6,001,193,037.

   Shares of Common Stock, $ .01 par value, outstanding as of March 21, 2002:
   143,948,022 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's 2001 Annual Report to Stockholders (the "2001 Annual Report") are incorporated by reference into Parts I, II and IV. The registrant's consolidated financial statements for the fiscal year ended December 31, 2001, including the notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the registrant, contained in the portions of the 2001 Annual Report incorporated by reference herein were also filed with the Commission by the registrant on its Current Report on Form 8-K dated February 14, 2002.

        Portions of the registrant's definitive proxy statement for the 2002 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS



PART I                                                                                                    PAGE
                                                                                                          ----

Item   1    -  Business
                    General.............................................................................    1
                    Capital Program and Financing.......................................................    2
                    Rates and Regulation................................................................    4
                    Fuel Supply for Electric Generating Facilities......................................    7
                    Industry Issues.....................................................................    9
                    Operating Statistics(1).............................................................    9
Item   2    -  Properties...............................................................................    9
Item   3    -  Legal Proceedings........................................................................   12
Item   4    -  Submission of Matters to a Vote of Security Holders(2)

Executive Officers of the Company (Item 401(b) of Regulation S-K).......................................   14

PART II

Item   5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters(1)..............................................................   17
Item   6    -  Selected Financial Data(1)...............................................................   18
Item   7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations(1)........................................................   18
Item   7A   -  Quantitative and Qualitative Disclosures about Market Risk(1)............................   18
Item   8    -  Financial Statements and Supplementary Data(1)...........................................   18
Item   9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure(2)

PART III

Item 10     -  Directors and Executive Officers of the Registrant(1)....................................   18
Item 11     -  Executive Compensation(1)................................................................   18
Item 12     -  Security Ownership of Certain Beneficial Owners
                    and Management(1)...................................................................   19
Item 13     -  Certain Relationships and Related Transactions(1)........................................   19

PART IV

Item 14     -  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   19

SIGNATURES     ............................................................................................22
EXHIBITS       ............................................................................................23


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

               For additional information about the Merger, see "Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the "Notes to Consolidated Financial Statements" on Pages 15 and 34, respectively, of the 2001 Annual Report pages incorporated herein by reference.

               Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and does not own or operate any significant assets other than the stock of its subsidiaries. Dividends on Ameren's common stock are dependent on distributions to be made to it by its subsidiaries.

               Ameren's primary operating subsidiaries are AmerenCIPS, AmerenUE and AmerenEnergy Generating Company (Generating Company), which are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. AmerenCIPS, a first tier subsidiary, is an Illinois corporation organized in 1902. It supplies electric and gas utility service to territories in central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenCIPS supplies electric service to about 325,000 customers and natural gas service to about 170,000 customers. AmerenUE, also a first tier subsidiary, was incorporated in Missouri in 1922, and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in territories in Missouri and Illinois having an estimated population of 2,600,000 within an area of approximately 24,500 square miles, including the greater St. Louis area. AmerenUE supplies electric service to about 1.2 million customers and natural gas service to about 130,000 customers. Generating Company, a wholly owned nonregulated electric generating subsidiary of AmerenEnergy Resources Company, was incorporated in Illinois in March 2000 in conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law). This law provides for electric utility restructuring and introduces competition into the supply of electric energy at retail in Illinois. Generating Company commenced operations on May 1, 2000 when AmerenCIPS transferred all of its generating assets to it at net book value, consisting of the generating facilities described below under "Item 2. Properties", all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and some other related rights, assets and liabilities. For additional information on the Illinois Law, its impact on the Company, and the generating assets transfer, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Note 2 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2001 Annual Report pages incorporated herein by reference. The 2001 Annual Reports on Form 10-K for AmerenCIPS, AmerenUE and Generating Company are available from the Company upon request.

               On a consolidated basis, 92.2% of the Company's 2001 operating revenues were derived from the sale of electric energy, 7.6% came from the sale of natural gas, and .2% came from other sources. Consolidated electric operating revenues as a percentage of total operating revenues were 91.4% and 93.3% in the years 2000 and 1999, respectively.

               The Company, directly or indirectly, also owns all of the common stock of the following principal subsidiary companies:

               - CIPSCO Investment Company, a nonregulated investment company incorporated in Illinois;

               - Ameren Services Company, a Missouri corporation which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren and all of its subsidiaries;

               - AmerenEnergy, Inc., a Missouri corporation which primarily serves as an energy trading and marketing agent for AmerenUE and Generating Company and provides a range of energy and risk management services to targeted customers;

               - Ameren Development Company, a nonregulated holding company incorporated in Missouri encompassing Ameren's nonregulated energy products and services; and

               - AmerenEnergy Resources Company, a nonregulated Illinois holding company for Generating Company and its marketing affiliate (AmerenEnergy Marketing Company) and for AmerenEnergy Fuels and Services Company which manages coal, natural gas and fuel oil purchases for the Ameren companies on a centralized basis.

In addition, the Company indirectly owns 60% of the common stock of Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

               At December 31, 2001, the Company and its subsidiaries had 7,447 employees. For information on labor agreements and other labor matters, see Note 11 to the "Notes to Consolidated Financial Statements" on Page 46 of the 2001 Annual Report pages incorporated herein by reference.

               For additional information regarding the Company's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15-28 and the Consolidated Financial Information on Pages 29-53 of the 2001 Annual Report pages incorporated herein by reference.


                          CAPITAL PROGRAM AND FINANCING

               For information on the Company's capital program and financial needs, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18, and Notes 4, 6, 7 and 11 to the "Notes to Consolidated Financial Statements" on Pages 41, 42 and 46, respectively, of the 2001 Annual Report pages incorporated herein by reference.

               To issue first mortgage bonds and preferred stock, AmerenCIPS and AmerenUE each must comply with earnings tests contained in their respective mortgages and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under the AmerenCIPS Articles, and earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under AmerenUE's Articles. The ability to issue such securities in the future will depend on coverages at that time. Currently, each company has and expects to continue to have adequate coverage ratios for anticipated requirements. See Notes 5 and 7 to the "Notes to Consolidated Financial Statements" on Pages 41 and 42, respectively, of the 2001 Annual Report pages incorporated herein by reference for information on the preferred stock and first mortgage bonds of AmerenCIPS and AmerenUE.

               Pursuant to Generating Company's indenture relating to its senior notes issued on November 1, 2000, in order to incur additional indebtedness (other than certain intercompany borrowings and debt assumptions), Generating Company must comply with a senior debt service coverage test and a senior debt to capital test, both after giving effect to the additional indebtedness contemplated. For the senior debt service coverage test, generally, the ratio of Generating Company's earnings before interest, tax, depreciation and amortization to interest and principal payments, if any, on Generating Company's senior indebtedness must be two and one-half times or greater for the most recently ended four fiscal quarters at the time of performing the test. The senior debt to capital test, generally, requires that Generating Company's ratio of senior debt to total capital must not exceed 60% as of the most recently ended fiscal quarter for which financial statements have been prepared. However, notwithstanding the two tests described above, Generating Company may incur such additional indebtedness if each of Moody's Investors Services, Inc. and Standard & Poor's Ratings Services provides a ratings reaffirmation of the ratings then in effect after giving effect to the additional indebtedness. Generating Company is currently in compliance with the senior debt service coverage test and the senior debt to capital test. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 7 to the "Notes to Consolidated Financial Statements" on Page 42 of the 2001 Annual Report pages incorporated herein by reference for information on Generating Company's senior notes.

               Reference is being made to "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 7 to the "Notes to Consolidated Financial Statements" on Page 42 of the 2001 Annual Report pages incorporated herein by reference for a discussion of the Company's January 2002 filing of a shelf registration statement with the Securities and Exchange Commission (SEC) on Form S-3 in anticipation of securing additional financing in 2002. In March 2002, pursuant to such shelf registration statement which became effective in February 2002, the Company issued an aggregate of approximately $572 million (before underwriting discount and expenses) of securities consisting of 13,800,000 equity-linked securities known as Adjustable Conversion-Rate Equity Security Units (Equity Security Units or Normal Units), each having a stated amount per security of $25, 5,000,000 shares of common stock at an initial price to the public of $39.50 per share and 750,000 shares of common stock pursuant to the exercise of an option granted to the underwriters at a price of $38.865 per share. Due to increased shares outstanding and higher embedded net interest costs, the issuance of the Equity Security Units and common stock are estimated to result in a dilution of earnings per share of 12 cents per share for 2002.

               The net proceeds received by the Company from the offering of the Equity Security Units and the common stock, after deducting the underwriters' discount and estimated expenses, are estimated to be approximately $333 million and $219 million, respectively, or a total of approximately $552 million. The aggregate net proceeds were used to repay the Company's short-term indebtedness and the short-term indebtedness of AmerenUE and for general corporate purposes.

               Each Equity Security Unit initially consisted of:

               (i) a purchase contract (Purchase Contract) under which the holder is required to purchase from Ameren on or before May 15, 2005 for $25 in cash a specified number of shares of Ameren's common stock (based on a formula using the market price of Ameren's common stock); and

               (ii) a senior note due May 15, 2007 (Note) having a principal amount of $25.

               Initially, $345 million aggregate principal amount of Notes were issued by Ameren to be held as a component of the Equity Security Units. The holder of an Equity Security Unit is entitled to receive from Ameren quarterly payments, in arrears, at the rate of 9.75% per annum of the stated amount of such security ($25). The payments consist of contract adjustment payments at the rate of 4.55% and interest on the Note at the rate of 5.20%. The interest rate on the Notes is expected to be reset on or after February 15, 2005.

               Under the terms of the Purchase Contracts, Ameren will issue between 7,402,320 and 8,734,020 shares of its common stock in connection with the settlement of the Purchase Contracts (subject to adjustment in certain circumstances).


                              RATES AND REGULATION

               RATES. Rates that the Company is allowed to charge for its services are the single most important item influencing the Company's financial position, results of operations and liquidity. The Company is highly regulated and the regulation of the rates the Company charges its customers is determined, in large part, outside of the Company's control by governmental organizations. Decisions by these organizations are influenced by many factors, including the Company's recent cost of providing service, the Company's quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding the Company's rates could have a material impact on the Company's financial position, results of operations and liquidity.

               For the year 2001, approximately 50%, 20%, and 30% of the Company's electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission
(ICC), and the Federal Energy Regulatory Commission (FERC) of the U.S. Department of Energy (DOE), respectively. For information on rate matters in these jurisdictions, see "Results of Operations", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15 and 22, respectively, and Note 2 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2001 Annual Report pages incorporated herein by reference.

               Reference is being made to "Rate Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Note 2 (Missouri Electric) to the "Notes to Consolidated Financial Statements" on Page 36 of the 2001 Annual Report pages incorporated herein by reference, for a discussion of the excess earnings complaint filed against AmerenUE by the MoPSC staff on July 2, 2001. Pursuant to the January 2002 order of the MoPSC in this complaint proceeding which established the test year to be used to determine rates as July 1, 2000 through June 30, 2001, with updates to that test year permitted through September 30, 2001, and set a revised procedural schedule, the MoPSC staff filed direct testimony on March 1, 2002 changing its original recommendation by proposing that AmerenUE reduce its annual electric revenues ranging from $246 million to $285 million. The return on equity incorporated into the MoPSC staff's new recommendation ranged from 8.91% to 9.91%. Under the revised procedural schedule, AmerenUE is scheduled to file rebuttal testimony to the MoPSC staff's direct testimony on May 10, 2002 and evidentiary hearings before the MoPSC are scheduled to begin in mid-July 2002. The MoPSC is not bound by any of the parties' recommendations. Any rate reduction ultimately determined by the MoPSC would be retroactive to April 1, 2002, regardless of when a decision is issued, which may not occur until the fourth quarter of 2002. The outcome of the MoPSC's decision in this matter, which the Company cannot predict, could have a material adverse effect on the Company's financial position, results of operations and liquidity.

               GENERAL REGULATORY MATTERS. As a holding company registered with the SEC under the PUHCA, Ameren, along with its subsidiaries, is subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, the services performed by Ameren Services Company and AmerenEnergy Fuels and Services Company, and the activities of certain other subsidiaries. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS and AmerenUE are subject to approval by the SEC under the PUHCA.

               Generating Company is certified by the FERC as an "exempt wholesale generator" under the Energy Policy Act of 1992 and as a result is not a "public utility company" under the PUHCA. As an exempt wholesale generator, Generating Company is exempt from most of the provisions of PUHCA that otherwise would apply to it as a subsidiary of a registered holding company. Issuance of securities by Generating Company is not subject to approval by the SEC under the PUHCA. The SEC has no jurisdiction over the sale of electricity by Generating Company to affiliates or non-affiliates. The SEC may impose limitations on Ameren in connection with its financing for the purpose of investing in exempt wholesale generators and foreign utility companies if Ameren's aggregate investment in those activities exceeds 50% of its consolidated retained earnings. At December 31, 2001, Ameren's aggregate investment in those entities was 31.7% of its consolidated retained earnings.

               AmerenCIPS and AmerenUE are subject to regulation, as applicable, by the ICC and the MoPSC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. Generating Company is not subject to regulation by the ICC or the MoPSC.

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

               In many states, including Illinois, companies that sell electricity directly to retail customers under deregulation legislation must be registered or licensed. AmerenEnergy Marketing Company, Generating Company's marketing affiliate, has obtained "alternative retail electricity supplier" status in Illinois and plans to seek comparable status in other states where retail competition is developing.

               For information on regulatory matters in these jurisdictions, including the current status of electric utility restructuring in Illinois and Missouri, see "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Note 2 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2001 Annual Report pages incorporated herein by reference.

               Reference is being made to "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Note 2 (Midwest ISO and Alliance RTO) to the "Notes to Consolidated Financial Statements" on Page 37 of the 2001 Annual Report pages incorporated herein by reference, for a discussion of Ameren's withdrawal from the electric transmission related Midwest Independent System Operator (Midwest
ISO), its joining of the Alliance Regional Transmission Organization (Alliance
RTO) and the FERC proceedings associated with these activities. In 2001, the FERC approved a settlement agreement reached between the Alliance RTO and the Midwest ISO that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO and conditionally approved the formation, including the rate structure, of the Alliance RTO. However, on December 20, 2001, the FERC issued an order that reversed its position and rejected the formation of the Alliance RTO. Instead, the FERC granted RTO status to the Midwest ISO and ordered the Alliance Companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. The Alliance Companies have filed a request for rehearing with the FERC urging it to reverse the findings of its December 2001 order. To preserve their right to a judicial appeal, the Alliance Companies have also filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit. On February 19, 2002, as required by the FERC's December 2001 order, the Alliance Companies filed a status report with the FERC regarding the progress that had been made to fold the Alliance Companies' business plan under the umbrella of the Midwest ISO. It was reported that while the Alliance Companies believed they had reached an agreement in principle with the Midwest ISO regarding the functions and operational relationship, the Midwest ISO reversed its position which caused the Alliance Companies to have concerns about whether an agreement can be reached with the Midwest ISO. The Alliance Companies indicated in their report that they were committed to continue pursuing negotiations with the Midwest ISO, but also state that ultimately a resolution may have to occur at the FERC. The Midwest ISO also filed a status report with the FERC pursuant to the December 2001 order. The Midwest ISO indicated in its report that in spite of the significant effort made by both parties, a solution to the challenges of integration that is acceptable to the Alliance Companies, the Midwest ISO and its stakeholders had not been reached. On March 6, 2002, the Alliance Companies and National Grid (the managing member of the transmission company formed by the Alliance Companies) filed a motion for a declaratory order with the FERC asking for approval of a proposed division of responsibilities between National Grid and the Midwest ISO. It also sought approval for the Alliance Companies to purchase services from the Midwest ISO at incremental costs and asked the FERC to endorse the rate design and revenue distribution methodology that it approved in 2001, adjusted to take into account that it would now apply to a single RTO. At this time the Company continues to evaluate its alternatives and is unable to determine the impact that the FERC's December 2001 ruling will have on its future financial condition, results of operations or liquidity.

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

               ENVIRONMENTAL MATTERS. Ameren and its subsidiaries, in certain of their operations, are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on Ameren and its subsidiaries, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the companies into compliance. The Company believes these companies are in material compliance with existing regulations.

               On December 22, 1995, a complaint (styled as Zachary Donaldson et al. v. Central Illinois Public Service Company et al.) was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against AmerenCIPS and several other defendants. The complaint sought unspecified monetary damages and alleged that, as a result of exposure to carcinogens contained in coal tar at the AmerenCIPS Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". In 1998, a jury awarded plaintiffs $3.2 million. In March 2000, the Illinois Appellate Court, on an appeal by AmerenCIPS, upheld the plaintiffs' verdict. On February 22, 2002, the Illinois Supreme Court, on an appeal by AmerenCIPS, affirmed the Illinois Appellate Court's decision upholding the plaintiffs' verdict. On March 15, 2002, AmerenCIPS petitioned the Illinois Supreme Court for a rehearing of its decision. AmerenCIPS' payment of the $3.2 million plaintiffs' verdict (plus interest) will not have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, the Company believes that the Illinois Supreme Court's decision may result in additional complaints being filed against AmerenCIPS in connection with its Taylorville manufactured gas plant site seeking damages on the same or similar grounds as alleged in the Donaldson complaint. The Company is unable to predict the number of such complaints which may be filed, the amount of damages which may be sought or the extent, if any, to which the Illinois Supreme Court's decision on the Donaldson complaint will be judicially determined to apply to other complaints.

               On August 24, 2000, Steven and Tina Brannon sued the Company, AmerenCIPS and Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Company is unable to predict the extent, if any, to which the Illinois Supreme Court's decision on the Donaldson complaint described above will effect the outcome of this lawsuit. However, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

               For additional discussion of environmental matters, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 and Note 11 to the "Notes to Consolidated Financial Statements" on Page 46 of the 2001 Annual Report pages incorporated by reference.


                 FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES



COST OF FUELS                                                             YEAR
-------------                              -----------------------------------------------------------------------
                                               2001            2000            1999           1998          1997
                                               ----            ----            ----           ----          ----
AMERENUE
--------
Per Million BTU     - Coal                    98.228(CENT)     96.004(cent)  100.685(cent)  100.015(cent) 105.600(cent)
                    - Nuclear                 37.184(CENT)     40.269(cent)   46.552(cent)   48.803(cent)  47.472(cent)
                    - System                  86.696(CENT)     84.213(cent)   89.833(cent)   90.378(cent)  92.816(cent)

AMERENCIPS/GENERATING COMPANY*
------------------------------
Per Million BTU     - Coal                   121.791(CENT)    123.770(cent)  139.700(cent)  152.738(cent) 163.000(cent)
                    - Natural Gas**          439.744(CENT)      -               -              -             -
                    - System                 142.120(CENT)    129.169(cent)  140.615(cent)  155.045(cent)    -

            * On May 1, 2000, all of AmerenCIPS' electric generating facilities and related fuel supply agreements were transferred to Generating Company (see "General" section above). Since that date, Generating Company has been responsible for fuel costs. Prior to that, fuel costs were the responsibility of AmerenCIPS.

           ** Prior to 2001, the use of natural gas was minimal. The fuel cost for natural gas in 2001 represents the actual cost of the natural gas commodity and variable costs for transportation, storage, balancing and fuel losses for delivery to the plant-gate. In addition, the fixed costs for firm transportation and firm storage capacity are included to calculate a "fully-loaded" fuel cost for the generating facilities.

               COAL. Because of uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors, the Company has a policy of maintaining coal inventory consistent with its expected burn practices. As of December 31, 2001 and 2000, approximately 62 and 39 days, respectively, supply of coal was in inventory. Approximately 66% of AmerenUE's generating capability and 67% of Generating Company's generating capability for the 2001 peak summer electrical demand was fueled by coal.

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

               The Company has agreements and/or inventories to fulfill its Callaway Nuclear Plant needs for uranium, enrichment, fabrication and conversion services. With the exception of enrichment services, such needs are satisfied through 2004. A supply of enrichment services for unfilled needs after 2002 is being pursued. Additional contracts will have to be entered into in order to supply nuclear fuel during the remainder of the life of the Plant, at prices which cannot now be accurately predicted. The Callaway Plant normally requires refueling at 18-month intervals, and the next refueling is scheduled for the fall of 2002. During a refueling, the Callaway Plant is out of service for approximately one month.

               Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. DOE currently charges one mill per nuclear generated kilowatt-hour sold for future disposal of spent fuel. Electric rates charged to customers provide for recovery of such costs. DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. The Company has sufficient storage capacity at the Callaway site until 2020 and has the capability for additional storage capacity through the licensed life of the plant in 2024. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of Callaway Plant.

               Approximately 14% of AmerenUE's generating capability for the 2001 peak summer electrical demand was fueled by nuclear.

               NATURAL GAS. The combustion turbine generator equipment (CTs) which the Company placed into commercial operation in 2000 and 2001 and the additional CTs that it has committed to purchase are fueled by natural gas or have the capability to use natural gas or oil. Consequently, the prospective use of natural gas to supply the Company's generating facilities is expected to increase significantly, especially during peak generating periods. The Company does not expect to experience difficulty in obtaining adequate supplies to support the new generation facilities. The Company's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas by optimizing transportation, storage, and balancing options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. Approximately 3% of AmerenUE's generating capability and 28% of Generating Company's generating capability for the 2001 peak summer electrical demand was fueled by natural gas. For additional information on the purchase of CTs and related fuel matters, see "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 26, respectively, and Note 11 to the "Notes to Consolidated Financial Statements" on Page 46 of the 2001 Annual Report pages incorporated herein by reference.

               OIL. The actual and prospective use of such fuel is minimal, and the Company has not experienced and does not expect to experience difficulty in obtaining adequate supplies. Approximately 7% of AmerenUE's generating capability and 5% of Generating Company's generating capability for the 2001 peak summer electrical demand was fueled by oil.

               For additional information on the Company's "Fuel Supply", see "Results of Operations", "Liquidity and Capital Resources", "Effects of Inflation and Changing Prices" and "Quantitative and Qualitative Disclosures About Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15, 18, 25 and 26, respectively, and Notes 1, 3, 11 and 12 to the "Notes to Consolidated Financial Statements" on Pages 34, 39, 46 and 49, respectively, of the 2001 Annual Report pages incorporated herein by reference.

                                 INDUSTRY ISSUES

               The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include:

               -  the potential for more intense competition;

               -  the potential for changes in the structure of regulation;

               - changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities;

               - on-going consideration of additional changes of the industry by federal and state authorities;

               - continually developing environmental laws, regulations and issues, including proposed new air quality standards;

               -  public concern about the siting of new facilities;

               -  proposals for demand-side management programs;

               - public concerns about nuclear decommissioning and the disposal of nuclear wastes; and

               -  global climate issues.

The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition or liquidity.

               Also see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 22 and Notes 2 and 11 to the "Notes to Consolidated Financial Statements" on Pages 36 and 46, respectively, of the 2001 Annual Report pages incorporated herein by reference.

                              OPERATING STATISTICS

               The information on Pages 52 and 53 in the Company's 2001 Annual Report is incorporated herein by reference.

ITEM    2.    PROPERTIES.

               For information on the Company's principal properties, planned additions or replacements and transfers, see "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 22, respectively, and Notes 2 and 11 to the "Notes to Consolidated Financial Statements" on Pages 36 and 46, respectively, of the 2001 Annual Report pages incorporated herein by reference, and the generating facilities tables below. Future plans regarding additional electric generating facilities referred to in the 2001 Annual Report pages are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, the Company's results of operations and financial condition, availability of financing and other factors determined by management.

               The Company is a member of MAIN (Mid-America Interconnected Network) which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri. The Company's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved amended joint dispatch agreement between AmerenUE, Generating Company and AmerenCIPS. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of Ameren's transmission facilities with their generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. Ameren, in 2001, had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others.

               The following tables set forth information with respect to the Company's electric generating facilities and capability at the time of the expected 2002 peak summer electrical demand.


                         AmerenUE Generating Facilities
                         ------------------------------



             ENERGY                                                                       NET KILOWATT
             SOURCE              PLANT                          LOCATION             INSTALLED CAPABILITY(1)
             ------              -----                           --------            -----------------------

             Coal          Labadie                     Franklin County, MO                 2,327,000
                           Rush Island                 Jefferson County, MO                1,188,000
                           Sioux                       St. Charles County, MO                964,000
                           Meramec                     St. Louis County, MO                  865,000
                                                                                         -----------
                                                       Total Coal                          5,344,000

             Nuclear       Callaway                    Callaway County, MO                 1,126,000

             Hydro         Osage                       Lakeside, MO                          226,000
                           Keokuk                      Keokuk, IA                            141,000
                                                                                         -----------
                                                       Total Hydro                           367,000

             Pumped-
             storage       Taum Sauk                   Reynolds County, MO                   440,000

             Oil           Venice CT(2) 1              Venice, IL                             25,000
                           Howard Bend CT              St. Louis County, MO                   43,000
                           Fairgrounds CT              Jefferson City, MO                     55,000
                           Mexico CT                   Mexico, MO                             55,000
                           Moberly CT                  Moberly, MO                            55,000
                           Moreau CT                   Jefferson City, MO                     55,000
                           Meramec CT 1                St. Louis County, MO                   55,000
                                                                                         -----------
                                                       Total Oil                             343,000

             Natural       Kirksville CT               Kirksville, MO                         13,000
               Gas         Viaduct CT                  Cape Girardeau, MO                     25,000
                           Venice                      Venice, IL                            343,000
                           Meramec CT 2*               St. Louis County, MO                   53,000
                           Venice CT 2(3)              Venice, IL                             48,000
                           Peno Creek CTs
                            1 through 4(4)             Bowling Green, MO                     188,000
                                                                                         -----------
                                                       Total Natural Gas                     670,000

                                                              TOTAL                        8,290,000(5), (6)

                    Generating Company Generating Facilities
                    ----------------------------------------



             ENERGY                                                                       NET KILOWATT
             SOURCE            PLANT                        LOCATION                 INSTALLED CAPABILITY(1)
             ------            -----                        --------                 -----------------------
             Coal          Newton(7)                   Newton, IL                          1,132,000
                           Coffeen(7)                  Coffeen, IL                           900,000
                           Hutsonville(7)
                             (Units 3 & 4)             Hutsonville, IL                       153,000
                           Meredosia(7)
                             (Units 1, 2 & 3)          Meredosia, IL                         339,000
                                                                                         -----------
                                                       Total Coal                          2,524,000

             Oil           Meredosia(7)
                             (Unit 4)                  Meredosia, IL                         168,000
                           Hutsonville(7)
                             (Diesel)                  Hutsonville, IL                         3,000
                                                                                         -----------
                                                       Total Oil                             171,000

             Natural       Gibson City CTs 1 & 2*      Gibson City, IL                       232,000
                 Gas       Pinckneyville CTs
                                1 through 8            Pinckneyville, IL                     320,000
                           Kinmundy CTs 1 & 2*         Kinmundy, IL                          234,000
                           Grand Tower CTs 1 & 2(8)    Grand Tower, IL                       519,000
                           Joppa 7B CTs 1, 2 & 3(9)    Joppa, IL                             186,000
                           Columbia CTs
                                1 through 4            Columbia, MO                          144,000
                                                                                         -----------
                                                       Total Natural Gas                   1,635,000

                                                              TOTAL                        4,330,000(5), (10)

          1 "Net Kilowatt Installed Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
          2 The abbreviation "CT" represents combustion turbine generating unit. An asterisk (*) indicates that the CT has the capability of operating on either oil or natural gas (dual fuel).
          3 Venice CT 2 is under construction and scheduled to go into commercial operation before the expected 2002 peak.
          4 Peno Creek CTs 1, 2, 3 and 4 are under construction and scheduled to go into commercial operation before the expected 2002 peak. Subject to the receipt of the appropriate state and local governmental approvals, these CTs, together with most of the property on which they are located, are planned to be transferred to the City of Bowling Green and leased back to AmerenUE for a term of twenty years pursuant to Missouri economic development statutes which afford property tax abatement for such an arrangement. Ownership of the CTs and related property will return to AmerenUE at the expiration of the lease term.
          5 Excludes net kilowatt installed capability of generating facilities owned by EEI.
          6 For 2002, AmerenUE through a competitive bidding process has entered into a one year contract with its affiliate, AmerenEnergy Marketing Company, for the purchase of 200 megawatts of additional capacity and energy and a one year contract with another supplier for 100 megawatts of additional capacity and energy. AmerenUE is considering the purchase of 100 megawatts more for 2002.
          7 All of these designated generating plants were transferred to Generating Company by AmerenCIPS on May 1, 2000 (see "Item 1. Business-General" above).
          8 The Grand Tower Plant, which was a coal plant transferred to Generating Company by AmerenCIPS on May 1, 2000, has been repowered with two gas-fired CTs.
          9 These CTs are owned by Generating Company and leased to its parent, AmerenEnergy Development Company. The operating lease is for a minimum term of 15 years expiring September 30, 2015. Generating Company receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million.
         10 Excludes Elgin CTs 1, 2, 3 and 4 (468,000 gross kilowatt installed capability) which are under construction in Elgin, Illinois and are scheduled to go into commercial operation in 2002 after the expected peak.

               As of December 31, 2001, AmerenCIPS owned approximately 1,900 circuit miles of electric transmission lines. AmerenCIPS operates one propane-air plant, four underground gas storage fields and 4,900 miles of natural gas transmission and distribution mains. As of that date, AmerenUE owned approximately 3,500 circuit miles of electric transmission lines. AmerenUE operates three propane-air plants and 2,900 miles of gas mains. Other properties of the companies include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

               Substantially all of the properties and plant of AmerenCIPS and AmerenUE are subject to the direct first liens of the indentures securing their first mortgage bonds. On May 1, 2000, AmerenCIPS transferred all of its generating facilities and related assets to Generating Company. As a part of this transfer, AmerenCIPS' generating property and plant were released from the lien of the indenture securing its first mortgage bonds and such property and plant are presently unencumbered. For additional information on this asset transfer, see "General" section under "Item 1. Business" herein and "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 22, respectively, and Note 2 to the "Notes to Consolidated Financial Statements" on Page 36 of the 2001 Annual Report pages incorporated herein by reference.

               The Company indirectly owns 60% of the common stock of EEI, which owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. AmerenUE owns 40% of the common stock of EEI and AmerenCIPS currently owns 20% of such stock. In February 2002, AmerenCIPS received the required approval from the FERC and notified the ICC of its intent to transfer its 20% common stock interest in EEI to its affiliate, AmerenEnergy Resources Company. No approval from the ICC is required for this transfer. The transfer, which is expected to occur before mid-year 2002, will complete the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by AmerenCIPS. The transaction will be in the form of a dividend by AmerenCIPS to Ameren of the common stock in EEI, the value of which is recorded on AmerenCIPS' books as $1.8 million, and in turn, an in-kind contribution of such stock by Ameren to AmerenEnergy Resources Company. The remaining 40% of the common stock of EEI is held 20% each by Kentucky Utilities Company and Illinova Generating Company.


ITEM     3.   LEGAL PROCEEDINGS.

               The Company and its subsidiaries are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

               Included in these proceedings are a number of lawsuits that name the Company, AmerenCIPS or AmerenUE, along with numerous other parties, as defendants which were filed by plaintiffs claiming varying degrees of injury from asbestos exposure. More than twenty such lawsuits are pending, most of which were filed in the Circuit Court of Madison County, Illinois. Notice of the first lawsuit was received in March 2001 with notice of the others occurring generally in the fourth quarter of 2001 and the first quarter of 2002. The number of total defendants named in each case is large with more than forty parties named in all except four of the lawsuits. The claims filed against the Company, AmerenCIPS and AmerenUE allege injury from asbestos exposure during plaintiffs' activities at certain of the companies' electric generating plants (in the case of AmerenCIPS, its former plants which are now owned by Generating Company). In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants.

               For additional information on legal and administrative proceedings, see "Rates and Regulation" under Item 1 herein and "Liquidity and Capital Resources", "Rate Matters" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of

Operations" on Pages 18 and 22, respectively, and Notes 2 and 11 to the "Notes to Consolidated Financial Statements" on Pages 36 and 46, respectively, of the 2001 Annual Report pages incorporated herein by reference.

                           --------------------------

               Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

               - the effects of the pending AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
               -  changes in laws and other governmental actions;
               - the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois;
               - the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels;
               - the effects of participation in a FERC approved RTO, including activities associated with the Midwest ISO and the Alliance RTO;
               - future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
               -  average rates for electricity in the Midwest;
               -  business and economic conditions;
               -  the impact of the adoption of new accounting standards;
               -  interest rates and the availability of capital;
               -  actions of rating agencies and the effects of such actions;
               -  weather conditions;
               -  fuel prices and availability;
               -  generation plant construction, installation and performance;
               - the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
               -  monetary and fiscal policies;
               -  future wages and employee benefits costs;
               - competition from other generating facilities including new facilities that may be developed in the future;
               - cost and availability of transmission capacity for the energy generated by the Company's generating facilities or required to satisfy energy sales made by the Company; and
               -  legal and administrative proceedings.

       INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:

                                                                                              DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/01            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
Ameren Corporation
------------------

Charles W. Mueller                      63              Chairman,
                                                        Chief Executive Officer,
                                                        and Director                                 12/31/97
Gary L. Rainwater                       55              President and
                                                        Chief Operating Officer                       8/30/01
Warner L. Baxter                        40              Senior Vice President                         8/30/01
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                 4/23/96
Baxter A. Gillette                      32              Vice President                               10/12/01
Steven R. Sullivan                      41              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Martin J. Lyons                         35              Controller                                   10/22/01

AmerenUE (Subsidiary)
---------------------

Charles W. Mueller                      63              Chairman,                                     8/30/01
                                                        Chief Executive Officer                        1/1/94
                                                        and Director                                  6/11/93
Gary L. Rainwater                       55              President,
                                                        Chief Operating Officer                       8/30/01
                                                        and Director                                  4/28/98
Paul A. Agathen                         54              Senior Vice President                        10/12/01
                                                        and Director                                  4/28/98
Warner L. Baxter                        40              Senior Vice President                         8/30/01
                                                        and Director                                  4/22/99
Daniel F. Cole                          48              Senior Vice President                         7/12/99
Garry L. Randolph                       53              Senior Vice President                        10/16/00
Thomas R. Voss                          54              Senior Vice President                          6/1/99
                                                        and Director                                 10/25/01
David A. Whiteley                       45              Senior Vice President                         8/30/01
Ronald D. Affolter                      48              Vice President                               10/16/00
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                  7/1/93
William J. Carr                         64              Vice President                                10/1/88
Michael J. Montana                      55              Vice President                                 7/1/88
Charles D. Naslund                      49              Vice President                                 2/1/99
William C. Shores                       63              Vice President                                 7/1/88
Steven R. Sullivan                      41              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Martin J. Lyons                         35              Controller                                   10/22/01


      INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:

                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/01            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------

AmerenCIPS (Subsidiary)
-----------------------

Gary L. Rainwater                       55              President, Chief Executive Officer             1/1/98
                                                        and Director                                  12/2/97
Paul A. Agathen                         54              Senior Vice President                        10/12/01
                                                        and Director                                 12/31/97
Warner L. Baxter                        40              Senior Vice President                         8/30/01
                                                        and Director                                  4/22/99
Daniel F. Cole                          48              Senior Vice President                        10/12/01
Garry L. Randolph                       53              Senior Vice President                        10/12/01
Thomas R. Voss                          54              Senior Vice President                          6/1/99
                                                        and Director                                 10/12/01
David A. Whiteley                       45              Senior Vice President                        10/12/01
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                12/31/97
Michael J. Montana                      55              Vice President                                4/28/98
Gilbert W. Moorman                      58              Vice President                                 6/1/88
Craig D. Nelson                         48              Vice President                                4/28/98
Steven R. Sullivan                      41              Vice President, General Counsel
                                                        and Secretary                                 11/7/98
Martin J. Lyons                         35              Controller                                   10/22/01

Ameren Services Company (Subsidiary)
------------------------------------

Charles W. Mueller                      63              Chairman,                                     8/30/01
                                                        Chief Executive Officer and Director          11/4/97
Gary L. Rainwater                       55              President, Chief Operating Officer            8/30/01
                                                        and Director                                  4/25/00
Paul A. Agathen                         54              Senior Vice President                        12/31/97
                                                        and Director                                  4/27/99
Warner L. Baxter                        40              Senior Vice President                         8/30/01
                                                        and Director                                  4/25/00
Daniel F. Cole                          48              Senior Vice President                          6/1/99
Thomas R. Voss                          54              Senior Vice President                          6/1/99
                                                        and Director                                 10/25/01
David A. Whiteley                       45              Senior Vice President                         8/30/01
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                12/31/97
Charles A. Bremer                       57              Vice President                               12/31/97
William J. Carr                         64              Vice President                                 7/7/99
J. L. Davis                             54              Vice President                               12/31/97
Baxter A. Gillette                      32              Vice President                               10/12/01
Richard J. Mark                         46              Vice President                                 1/2/02
Michael J. Montana                      55              Vice President                               12/31/97
Michael G. Mueller                      38              Vice President                                9/18/00
Craig D. Nelson                         48              Vice President                               12/31/97
Gregory L. Nelson                       44              Vice President                                2/16/99


      INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:


                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/01            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------
Ameren Services Company (Subsidiary) (Continued)
------------------------------------

J. Kay Smith                            56              Vice President                                 7/1/99
Steven R. Sullivan                      41              Vice President, General Counsel                7/1/98
                                                        and Secretary                                  9/1/98
Samuel E. Willis                        57              Vice President                               12/31/97
Ronald C. Zdellar                       57              Vice President                               12/31/97
Martin J. Lyons                         35              Controller                                   10/22/01

AmerenEnergy Resources Company (Subsidiary)
-------------------------------------------

Daniel F. Cole                          48              President                                     8/30/01
                                                        and Director                                  9/15/99
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                 9/15/99
R. Alan Kelley                          49              Vice President                               11/13/00
Steven R. Sullivan                      41              Vice President, General
                                                        Counsel and Secretary                         9/15/99

AmerenEnergy Generating Company (Subsidiary)
--------------------------------------------

Daniel F. Cole                          48              President                                     8/30/01
                                                        and Director                                   3/2/00
Paul A. Agathen                         54              Senior Vice President                        10/12/01
                                                        and Director                                   3/2/00
Warner L. Baxter                        40              Senior Vice President                         8/30/01
                                                        and Director                                 10/25/01
R. Alan Kelley                          49              Senior Vice President                          3/2/00
Garry L. Randolph                       53              Senior Vice President                        10/12/01
Thomas R. Voss                          54              Senior Vice President                        10/12/01
David A. Whiteley                       45              Senior Vice President                        10/12/01
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                  3/2/00
Michael J. Montana                      55              Vice President                                11/6/00
Robert L. Powers                        53              Vice President                                 7/5/00
Jerry L. Simpson                        45              Vice President                                 3/2/00
Steven R. Sullivan                      41              Vice President, General Counsel
                                                        and Secretary                                  3/2/00
Martin J. Lyons                         35              Controller                                   10/22/01


      INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(B) OF REGULATION S-K:

                                                                                             DATE FIRST ELECTED
                                     AGE AT                                                    OR APPOINTED TO
         NAME                       12/31/01            PRESENT POSITION                       PRESENT POSITION
         ----                       --------            ----------------                       ----------------

AmerenEnergy Fuels and Services Company (Subsidiary)
----------------------------------------------------

Daniel F. Cole                          48              President                                     8/30/01
                                                        and Director                                  9/18/00
Warner L. Baxter                        40              Senior Vice President                         8/30/01
                                                        and Director                                 10/25/01
Jerre E. Birdsong                       47              Vice President                               10/12/01
                                                        and Treasurer                                 9/18/00
Michael G. Mueller                      38              Vice President                                9/18/00
Steven R. Sullivan                      41              Vice President, General Counsel
                                                        and Secretary                                 9/18/00
Martin J. Lyons                         35              Controller                                   10/22/01


        All officers are elected or appointed annually by the respective Board of Directors of such company following the election of such Board at the annual meetings of stockholders. There are no family relationships between the foregoing officers of the Company or its subsidiaries except that Charles W. Mueller is the father of Michael G. Mueller. Except for Messrs. Gregory L. Nelson, Steven R. Sullivan, Martin J. Lyons, Baxter Gillette, and Mr. Richard J. Mark, each of the above-named executive officers has been employed by the Company or its subsidiaries for more than five years in executive or management positions. Mr. Nelson was previously employed by the law firm of Thelen Reid & Priest LLP; Mr. Sullivan by Anheuser Busch Companies, Inc.; Mr. Lyons by PricewaterhouseCoopers LLP; Mr. Gillette by PricewaterhouseCoopers LLP; and Mr. Mark by Ancilla Systems, Incorporated. Mr. Gillette, Vice President, Risk Management, has resigned from the Company effective April 1, 2002.


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

               For additional information on the Shareholder Rights Plan, see
Note 5 to the "Notes to Consolidated Financial Statements" on Page 41 of the 2001 Annual Report pages incorporated herein by reference. Also see "Capital Program and Financing" section under "Item 1. Business" herein for information on equity-linked securities and additional common stock issued by the Company in March 2002.

               Additional information required to be reported by this item is included under "Common Stock and Dividend Information" on Page 55 of the 2001 Annual Report and is incorporated herein by reference.


ITEM    6.    SELECTED FINANCIAL DATA.

               Information for the 1996-2001 period required to be reported by this item is included on Page 51 of the 2001 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Information required to be reported by this item is included on Pages 15 through 28 of the 2001 Annual Report and is incorporated herein by reference.


ITEM    7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 26 through 28 and Notes 3 and 13 to the "Notes to Consolidated Financial Statements" on Pages 39 and 49, respectively, of the 2001 Annual Report and is incorporated herein by reference.


ITEM    8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The financial statements of the Company on Pages 29 through 50, the report thereon of PricewaterhouseCoopers LLP appearing on Page 14 and the Selected Quarterly Information on Page 53 of the 2001 Annual Report are incorporated herein by reference.


                                    PART III

ITEM    10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

               Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM    11.    EXECUTIVE COMPENSATION.

               Any information required to be reported by this item is included under "Executive Compensation" in the Company's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM    12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Any information required to be reported by this item is included under "Security Ownership" in the Company's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM    13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Any information required to be reported by this item is included under "Item (1): Election of Directors" in the Company's 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM    14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.

          (a) The following documents are filed as a part of this report:

          1.  Financial Statements: *

                                                                                                 Page From 2001
                                                                                                  Annual Report
                                                                                                  -------------

              Report of Independent Accountants...............................................             14
              Consolidated Statement of Income - Years 2001, 2000, and 1999...................             29
              Consolidated Balance Sheet - December 31, 2001 and 2000.........................         30, 31
              Consolidated Statement of Cash Flows - Years 2001, 2000, and 1999...............             32
              Consolidated Statement of Common Stockholders' Equity
                 - Years 2001, 2000, and 1999.................................................             33
              Notes to Consolidated Financial Statements......................................          34-50

              *Incorporated by reference from the indicated pages of the 2001
               Annual Report

          2.  Financial Statement Schedule:

                       The following schedule, for the years ended December 31,
              2001, 2000 and 1999, should be read in conjunction with the aforementioned financial statements (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).


                                                                                                  Pages Herein
                                                                                                  ------------

              Report of Independent Accountants on Financial
                 Statement Schedule...........................................................          20

              Valuation and Qualifying Accounts (Schedule II).................................          21

          3.  Exhibits: See EXHIBITS beginning on Page 23.

          (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated December 5, 2001, providing a press release which estimated the Company's overall financial exposure resulting from Enron Corp.'s bankruptcy filing. As additional information, the Company filed a report on Form 8-K dated February 14, 2002 providing the Registrant's consolidated financial statements for the fiscal year ended December 31, 2001, including the notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company, which are contained in the portions of the 2001 Annual Report incorporated by reference in this Form 10-K report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors
of Ameren Corporation


Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 appearing in the 2001 Annual Report to Shareholders of Ameren Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 1, 2002

                               AMEREN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



         Col. A
         ------
                                                    Col. B                      Col. C                  Col. D          Col. E
                                                    ------                      ------                  ------          ------

                                                                                Additions
                                                                    --------------------------------
                                                                         (1)               (2)
                                                   Balance at         Charged to                                        Balance at
                                                   beginning           costs and       Charged to                         end of
     Description                                   of period          expenses       other accounts     Deductions        period
     -----------                                   ---------          --------       --------------     ----------        ------
                                                                                                          (Note)

Year ended December 31, 2001

Reserves deducted in the balance sheet
 from assets to which they apply:

    Allowance for doubtful accounts                $ 8,028,034      $23,654,000                          $22,898,570    $ 8,783,464
                                                   ===========      ===========                          ===========    ===========




Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                $ 7,136,340      $11,540,000                          $10,648,306    $ 8,028,034
                                                   ===========      ===========                          ===========    ===========




Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                $ 8,392,655      $12,240,000                          $13,496,315    $ 7,136,340
                                                   ===========      ===========                          ===========    ===========



Note:  Uncollectible accounts charged off, less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMEREN CORPORATION
                                           (Registrant)

Date      March 28, 2002               By   /s/ CHARLES W. MUELLER
      ---------------------               ------------------------------------
                                              Charles W. Mueller
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              SIGNATURE                                         TITLE                                DATE
              ---------                                         -----                                ----
     /s/ CHARLES W. MUELLER                          Chairman, Chief Executive                  March 28, 2002
----------------------------------------             Officer and Director
         Charles W. Mueller                          (Principal Executive Officer)

     /s/ GARY L. RAINWATER                           President and Chief Operating Officer      March 28, 2002
----------------------------------------
         Gary L. Rainwater
     /s/ WARNER L. BAXTER                            Senior Vice President, Finance             March 28, 2002
----------------------------------------             (Principal Financial Officer)
         Warner L. Baxter
     /s/ MARTIN J. LYONS                             Controller                                 March 28, 2002
----------------------------------------             (Principal Accounting Officer)
         Martin J. Lyons
                   *                                 Director                                   March 28, 2002
----------------------------------------
         William E. Cornelius
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Clifford L. Greenwalt
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Thomas A. Hays
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Thomas H. Jacobsen
                                                     Director                                   March 28, 2002
----------------------------------------
         Richard A. Liddy
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Gordon R. Lohman
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Richard A. Lumpkin
                   *                                 Director                                   March 28, 2002
----------------------------------------
         John Peters MacCarthy
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Hanne M. Merriman
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Paul L. Miller, Jr.
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Harvey Saligman
                   *                                 Director                                   March 28, 2002
----------------------------------------
         Janet McAfee Weakley
                   *                                 Director                                   March 28, 2002
----------------------------------------
         James W. Wogsland

*By   /s/ STEVEN R. SULLIVAN                                                                    March 28, 2002
    ------------------------------------
         Steven R. Sullivan
          Attorney-in-Fact


                                    EXHIBITS

                             EXHIBITS FILED HEREWITH

EXHIBIT NO.                       DESCRIPTION

     12        -  Statement re Computation of Ratio of Earnings to Fixed Charges
                  and Preferred Stock Dividend Requirements.

     13        -  Those pages of the 2001 Annual Report incorporated herein by reference.

     21        -  Subsidiaries of the Registrant.

     23        -  Consent of Independent Accountants.

     24        -  Powers of Attorney.



                       EXHIBITS INCORPORATED BY REFERENCE

             The following exhibits heretofore have been filed with the Securities and Exchange Commission (SEC) pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

EXHIBIT NO.                       DESCRIPTION

     2         -  Agreement and Plan of Merger, dated as of August 11, 1995, by and among Ameren Corporation (the Company), CIPSCO
                  Incorporated, Union Electric Company d/b/a AmerenUE
                  (AmerenUE), and Arch Merger Inc. (June 30, 1995 Form 10-Q/A
                  (Amendment No. 1), Exhibit 2(a)).

     3.1(i)    -  Restated Articles of Incorporation of the Company (File No.
                  33-64165, Annex F).

     3.2(i)    -  Certificate of Amendment to the Restated Articles of
                  Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998 (1998 Form 10-K, Exhibit
                  3(i)).

     3.3(ii)   -  By-Laws of the Company as amended to December 31, 1997 (1997
                  Form 10-K, Exhibit 3(ii)).

     4.1       -  Indenture of Mortgage and Deed of Trust of AmerenUE dated June
                  15, 1937 (AmerenUE Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
     4.2         -  Supplemental Indentures to the AmerenUE Mortgage


                    DATED AS OF                   FILE REFERENCE                       EXHIBIT NO.
                    -----------                   --------------                       -----------
                    April 1, 1971          AmerenUE Form 8-K, April 1971                    6
                    February 1, 1974       AmerenUE Form 8-K, February 1974                 3
                    July 7, 1980           2-69821                                          4.6
                    December 1, 1991       33-45008                                         4.4
                    December 4, 1991       33-45008                                         4.5
                    January 1, 1992        AmerenUE Form 10-K, 1991                         4.6
                    October 1, 1992        AmerenUE Form 10-K, 1992                         4.6
                    December 1, 1992       AmerenUE Form 10-K, 1992                         4.7
                    February 1, 1993       AmerenUE Form 10-K, 1992                         4.8
                    May 1, 1993            AmerenUE Form 10-K, 1993                         4.6
                    August 1, 1993         AmerenUE Form 10-K, 1993                         4.7
                    October 1, 1993        AmerenUE Form 10-K, 1993                         4.8
                    January 1, 1994        AmerenUE Form 10-K, 1993                         4.9
                    February 1, 2000       AmerenUE Form 10-K, 2000                         4.1



      4.3        -  Indenture (for unsecured subordinated debt securities) of
                    AmerenUE dated as of December 1, 1996 (AmerenUE 1996 Form 10-K, Exhibit 4.36).

      4.4        -  Loan Agreement dated as of December 1, 1991 between the
                    State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1991 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (Ameren UE 1992 Form 10-K, Exhibit 4.37).

      4.5        -  Loan Agreement dated as of December 1, 1992, between the
                    State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1992 between the Authority and Mercantile Bank of St. Louis, N.A., as trustee (AmerenUE 1992 Form 10-K, Exhibit 4.38).

      4.6        -  Fuel Lease dated as of February 24, 1981 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE 1980 Form 10-K, Exhibit 10.20).

      4.7        -  Amendments to Fuel Lease dated as of May 8, 1984 and October
                    15, 1984, respectively, between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (File No. 2-96198, Exhibit 4.28).

     4.8         -  Amendment to Fuel Lease dated as of October 15, 1986 between
                    AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE September 30, 1986 Form 10-Q, Exhibit 4.3).

     4.9         -  Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.28).

     4.10        -  Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.29).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

     4.11        -  Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.30).

     4.12        -  Indenture of Mortgage or Deed of Trust dated October 1,
                    1941, from Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick
                    J. Crowley are successor Trustees.) (Exhibit 2.01 in File No. 2-60232).

     4.13        -  Supplemental Indentures dated, respectively September 1,
                    1947, January 1, 1949, February 1, 1952, September 1, 1952,
                    June 1, 1954, February 1, 1958, January 1, 1959, May 1,
                    1963, May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970,
                    April 1, 1971, September 1, 1971, May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975, October 1, 1976,
                    November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992,
                    September 15, 1992, April 1, 1993, June 1, 1995, March 15,
                    1997, June 1, 1997, December 1, 1998 and June 1, 2001
                    between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in File No. 2-9802; Amended Exhibit
                    4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended
                    Exhibit 2.02 in File No.2-21345; Amended Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit
                    2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended
                    Exhibit 2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended
                    Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit
                    2.04 in File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188;
                    Exhibit 4.02 to AmerenCIPS Form 8-K dated May 15, 1992;
                    Exhibit 4.02 to AmerenCIPS Form 8-K dated July 1, 1992;
                    Exhibit 4.02 to AmerenCIPS Form 8-K dated September 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated March 30, 1993; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 5, 1995; Exhibit 4.03 to AmerenCIPS Form 8-K dated March 15, 1997; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 1, 1997; Exhibit 4.2 in File No. 333-59438; Exhibit 4.1 to June 30, 2001 AmerenCIPS Form 10-Q.)

     4.14        -  Agreement, dated as of October 9, 1998, between the Company and EquiServe Trust Company, N.A. (as successor to First Chicago Trust Company of New York), as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (October 14, 1998 Form 8-K, Exhibit 4).

     4.15        -  Indenture dated as of December 1, 1998 from AmerenCIPS to
                    The Bank of New York, as Trustee, relating to AmerenCIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.4, in File No. 333-59438).

     4.16        -  Indenture dated as of November 1, 2000 from AmerenEnergy
                    Generating Company (Generating Company) to The Bank of New York, as Trustee, relating to the issuance of senior notes (File No. 333-56594, Exhibit 4.1).

EXHIBIT NO.                             DESCRIPTION
-----------                            -----------

     4.17        -  First Supplemental Indenture dated as of November 1, 2000 to
                    Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.2).

     4.18        -  Registration Rights Agreement, dated as of November 1, 2000, among Generating Company and the Initial Purchasers relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.5).

     4.19        -  Form of Second Supplemental Indenture dated as of June 12,
                    2001 to Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series C due 2005 and 8.35% Senior Note, Series D due 2010 (including as exhibit the form of Exchange Note) (File No. 333-56594, Exhibit 4.3).

     4.20        -  Indenture of the Company with The Bank of New York, as
                    Trustee, relating to senior debt securities dated as of December 1, 2001 (the Company's Senior Indenture) (File No. 333-81774, Exhibit 4.5).

     4.21        -  Company order relating to $150,000,000 Floating Rate Notes due December 12, 2003 issued under the Company's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.6).

     4.22        -  Company order relating to $100,000,000 5.70% Notes due
                    February 1, 2007 issued under the Company's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.7).

     4.23        -  Company order relating to $345,000,000 Notes due May 15,
                    2007 issued under the Company's Senior Indenture (including the forms of notes and certificate of normal unit) (File No. 333-81774, Exhibit 4.8).

     4.24        -  Purchase Contract Agreement dated as of March 1, 2002
                    between the Company and The Bank of New York, as purchase contract agent, relating to the 13,800,000 9.75% Adjustable Conversion-Rate Equity Security Units (Equity Security Units) (File No. 333-81774, Exhibit 4.15).

     4.25        -  Pledge Agreement dated as of March 1, 2002 among the
                    Company, The Bank of New York, as purchase contract agent and BNY Trust Company of Missouri, as collateral agent, custodial agent and securities intermediary, relating to the Equity Security Units (File No. 333-81774, Exhibit 4.16).

    10.1         -  The Company's Long-Term Incentive Plan of 1998 (1998 Form
                    10-K, Exhibit 10.1).

    10.2         -  The Company's Change of Control Severance Plan (1998 Form
                    10-K, Exhibit 10.2).

    10.3         -  The Company's Deferred Compensation Plan for Members of the
                    Board of Directors (1998 Form 10-K, Exhibit 10.4).

    10.4         -  The Company's Deferred Compensation Plan for Members of the
                    Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.1).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

    10.5         -  The Company's Executive Incentive Compensation Program
                    Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.2).

    10.6         -  Asset Purchase Agreement between Generating Company and
                    AmerenCIPS (June 30, 2000 AmerenCIPS Form 10-Q, Exhibit 10).

    10.7         -  Amended Electric Power Supply Agreement between Generating
                    Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

    10.8         -  2nd Amended Electric Power Supply Agreement between
                    Generating Company and Marketing Co. (March 31, 2001 Form 10-Q, Exhibit 10.1).

    10.9         -  Electric Power Supply Agreement between Marketing Co. and
                    AmerenCIPS (File No. 333-56594, Exhibit 10.3).

    10.10        -  Amended Electric Power Supply Agreement between Marketing
                    Co. and AmerenCIPS (March 31, 2001 Form 10-Q, Exhibit 10.2).

    10.11        -  Power Sales Agreement between Marketing Co. and AmerenUE
                    (September 30, 2001 Generating Company Form 10-Q, Exhibit 10.1).

    10.12        -  Amended Joint Dispatch Agreement among Generating Company,
                    AmerenCIPS and AmerenUE (File No. 333-56594, Exhibit 10.4).

    10.13        -  Alliance Agreement establishing the Alliance Independent
                    Transmission System Operator, Inc., Alliance Transmission Company, LLC and Amendment to admit AmerenCIPS and AmerenUE (June 30, 2001 Form 10-Q, Exhibit 10.1).

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

Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

         Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

         Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594 and its Forms 8-K, 10-Q and 10-K are being filed under the same File Number.