Form 10-Q
period 2002-03-31
AMEREN CORP
filed 2002-05-15
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 2002

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


                        Yes      X    .       No            .
                           -----------          ------------


  Shares outstanding of each of registrant's classes of common stock as of May 10, 2002: Common Stock, $.01 par value - 144,347,116

                               AMEREN CORPORATION

                                      INDEX

                                                                         Page
                                                                         ----
PART I       Financial Information

   ITEM 1.   Financial Statements

             Consolidated Balance Sheet
             at March 31, 2002 and December 31, 2001                      2

             Consolidated Statement of Income
             for the three months ended March 31, 2002 and 2001           3

             Consolidated Statement of Cash Flows
             for the three months ended March 31, 2002 and 2001           4

             Consolidated Statement of Common Stockholders' Equity
             for the three months ended March 31, 2002 and 2001           5

             Notes to Consolidated Financial Statements                   6

   ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12

   ITEM 3.   Quantitative and Qualitative Disclosures
             About Market Risk                                           19

PART II      Other Information

   ITEM 1.   Legal Proceedings                                           22

   ITEM 6.   Exhibits and Reports on Form 8-K                            22

SIGNATURE                                                                24

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     (In Millions, Except Per Share Amounts)

                                                        March 31,  December 31,
                                                           2002         2001
                                                         ----------   ---------
                                                         (Unaudited)
ASSETS:
Property and plant, at original cost:
   Electric                                                   $13,770   $13,664
   Gas                                                            537       532
   Other                                                          106       105
                                                              -------   -------
                                                               14,413    14,301
   Less accumulated depreciation and amortization               6,628     6,535
                                                              -------   -------
                                                                7,785     7,766
Construction work in progress:
   Nuclear fuel in process                                        102        97
   Other                                                          591       564
                                                              -------   -------
         Total property and plant, net                          8,478     8,427
                                                              -------   -------
Investments and other assets:
   Investments                                                     39        39
   Nuclear decommissioning trust fund                             188       187
   Other                                                          150       114
                                                              -------   -------
         Total investments and other assets                       377       340
                                                              -------   -------
Current assets:
   Cash and cash equivalents                                       60        67
   Accounts receivable - trade (less allowance for doubtful
         accounts of $11 and $9, respectively)                    386       389
   Other accounts and notes receivable                             48        71
   Materials and supplies, at average cost -
      Fossil fuel                                                 121       159
      Other                                                       137       136
   Other                                                           32        41
                                                              -------   -------
         Total current assets                                     784       863
                                                              -------   -------
Regulatory assets:
   Deferred income taxes                                          604       604
   Other                                                          162       167
                                                              -------   -------
         Total regulatory assets                                  766       771
                                                              -------   -------
Total Assets                                                  $10,405   $10,401
                                                              =======   =======
CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $.01 par value, 400.0 shares authorized -
     shares outstanding of 144.2 and 138.0, respectively      $     1   $     1
   Other paid-in capital, principally premium on
     common stock                                               1,804     1,614
   Retained earnings                                            1,701     1,733
   Accumulated other comprehensive income                           -         5
   Other                                                          (10)       (4)
                                                             --------   --------
     Total common stockholders' equity                          3,496     3,349
                                                             --------   -------
   Preferred stock not subject to mandatory redemption            235       235
   Long-term debt                                               3,281     2,835
                                                              --------  -------
      Total capitalization                                      7,012     6,419
                                                              --------  -------
Minority interest in consolidated subsidiaries                      4         4
Current liabilities:
   Current maturity of long-term debt                             137       139
   Short-term debt                                                105       641
   Accounts and wages payable                                     174       392
   Accumulated deferred income taxes                               55        58
   Taxes accrued                                                  201       132
   Other                                                          247       219
                                                              --------  -------
      Total current liabilities                                   919     1,581
                                                              --------  -------
Accumulated deferred income taxes                               1,560     1,563
Accumulated deferred investment tax credits                       156       158
Regulatory liabilities                                            172       172
Other deferred credits and liabilities                            582       504
                                                              --------  -------
Total Capital and Liabilities                                 $10,405   $10,401
                                                              ========  =======
See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
                     (In Millions, Except Per Share Amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2002       2001


OPERATING REVENUES:
   Electric                                                $   984    $   836
   Gas                                                         125        186
   Other                                                         6          3
                                                           -------    -------
      Total operating revenues                               1,115      1,025

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                 440        303
      Gas                                                       85        137
      Other                                                    182        166
                                                           -------    -------
                                                               707        606
   Maintenance                                                  84         88
   Depreciation and amortization                               107         99
   Income taxes                                                 38         49
   Other taxes                                                  68         67
                                                           -------    -------
      Total operating expenses                               1,004        909
                                                           -------    -------

OPERATING INCOME                                               111        116

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction .         2          2
   Miscellaneous, net                                           (1)        (2)
                                                           -------    -------
      Total other income and (deductions)                        1          -

INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                                     112        116

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest                                                     52         50
   Allowance for borrowed funds used during construction        (2)        (2)
   Preferred dividends of subsidiaries                           3          3
                                                           -------    -------
      Net interest charges and preferred dividends              53         51
                                                           -------    -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                      59         65

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                             -         (7)
                                                           -------    -------
NET INCOME                                                 $    59    $    58
                                                           =======    =======

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
    Income before cumulative effect of change
         in accounting principle                           $  0.42    $  0.48
    Cumulative effect of change in accounting
         principle, net of income taxes                          -      (0.05)
                                                           -------    -------
    Earnings per Common Share - Basic and Diluted          $  0.42    $  0.43
                                                           =======    =======

AVERAGE COMMON SHARES OUTSTANDING                            139.7      137.2

See Notes to Consolidated Financial Statements.


                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                  (In Millions)

                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                                2002      2001

Cash Flows From Operating:
   Net income                                                  $  59    $  58
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle       -        7
         Depreciation and amortization                           104       96
         Amortization of nuclear fuel                              7        9
         Allowance for funds used during construction             (4)      (4)
         Deferred income taxes, net                               (3)      (7)
         Deferred investment tax credits, net                     (2)      (2)
           Changes in assets and liabilities:
               Receivables, net                                   26       86
               Materials and supplies                             37       23
               Accounts and wages payable                       (218)    (212)
               Taxes accrued                                      69       77
               Other, net                                         35       56
                                                               -----    -----
Net cash provided by operating activities                        110      187

Cash Flows From Investing:
   Construction expenditures                                    (159)    (204)
   Allowance for funds used during construction                    4        4
   Nuclear fuel expenditures                                      (5)      (8)
                                                               -----    -----
Net cash used in investing activities                           (160)    (208)

Cash Flows From Financing:
   Dividends on common stock                                     (91)     (87)
   Capital issuance costs                                        (20)       -
   Redemptions:
      Nuclear fuel lease                                           -      (35)
      Short-term debt                                           (536)       -
      Long-term debt                                              (4)      (5)
   Issuances:
      Common stock                                               246        -
      Nuclear fuel lease                                           3        2
      Short-term debt                                              -       70
      Long-term debt                                             445       42
                                                               -----    -----
Net cash provided by (used in) financing activities               43      (13)
                                                               -----    -----

Net change in cash and cash equivalents                           (7)     (34)
Cash and cash equivalents at beginning of year                    67      126
                                                               -----    -----
Cash and cash equivalents at end of period                     $  60    $  92
                                                               =====    =====

Cash paid during the periods:
   Interest (net of amount capitalized)                        $  27    $  31
   Income taxes, net                                           $   4    $   1

See Notes to Consolidated Financial Statements.



                      AMEREN CORPORATION
           CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                           UNAUDITED
                         (In Millions)


                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2002       2001
Common stock                                               $     1     $    1

Other paid-in capital
   Beginning balance                                         1,614      1,581
   Shares issued (less issuance costs of $9)                   237         -
   Stock purchase contract                                     (46)        -
   Employee stock awards                                        (1)        -
                                                           --------   --------

                                                             1,804      1,581

Retained earnings
   Beginning balance                                         1,733      1,614
   Net income                                                   59         58
   Dividends                                                   (91)       (87)
                                                           --------   --------
                                                             1,701      1,585

Accumulated other comprehensive income
   Beginning balance                                             5          -
   Change in current period                                     (5)        (4)
                                                           --------   --------
                                                                 -         (4)

Other
   Beginning balance                                            (4)         -
   Unamortized restricted stock compensation                    (7)        (5)
   Compensation amortized and mark-to-market adjustments         1          -
                                                           --------    --------
                                                               (10)        (5)

Total common stockholders' equity                          $ 3,496    $ 3,158
                                                           ========   ========


Comprehensive income, net of taxes
   Net income                                              $    59    $    58
   Unrealized net gain/(loss) on derivative
     hedging instruments                                        (5)         7
   Cumulative effect of accounting change                        -        (11)
                                                           --------   --------
                                                           $    54    $    54
                                                           ========   ========

See Notes to Consolidated Financial Statements.


                                       5

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002


NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

     Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of the interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All dollar amounts are in millions, unless otherwise indicated.

Earnings Per Share

     There was no difference between the basic and diluted earnings per share amounts for the three-month periods ended March 31, 2002 and 2001. The reconciling item in each of the periods was comprised of assumed stock option conversions, which increased the number of shares outstanding in the diluted earnings per share calculation by 351,794 shares for the three months ended March 31, 2002 compared to 331,361 shares in the first quarter of 2001.

Accounting Changes

     In January 2001,  we adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in a cumulative effect charge of $7 million after taxes to the income statement, and a cumulative effect adjustment of $11 million after taxes to Accumulated Other Comprehensive Income (OCI), which reduced common stockholders' equity.

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. SFAS No. 141 and SFAS No. 142 will be utilized for our acquisition of CILCORP Inc. and AES Medina Valley (No. 4), L.L.C. See Note 6 - "Subsequent Event."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for Ameren on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption. However, as a result of this new standard we expect significant increases to our reported assets and liabilities as a result of ongoing collection through rates of obligations associated with Callaway Nuclear Plant decommissioning costs which are being further recovered in the rates of our regulated subsidiary, Union Electric Company, known as AmerenUE.

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.


NOTE 2 - Rate and Regulatory Matters

Missouri Electric

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. At March 31, 2002, we had an accrual representing the estimated credit that we expect to pay our Missouri electric customers of $40 million for the plan year ended June 30, 2001. In 2002, the Missouri Public Service Commission (MoPSC) Staff and the Missouri Office of Public Counsel (OPC) Staff filed testimony with the MoPSC on this matter. Combined, the MoPSC Staff and OPC Staff recommend that the credit to customers for the plan year ended June 30, 2001, should approximate $80 million. The MoPSC is not bound by their recommendations. To date, a procedural schedule and hearing dates on this matter have not been established by the MoPSC. At this time, we continue to believe that our accrual is adequate in all material respects.

     Following expiration of the experimental alternative regulation plan on June 30, 2001, the MoPSC Staff filed an excess earnings complaint against AmerenUE. Based upon a January 2002 MoPSC order, on March 1, 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation is based on a return to traditional cost of service ratemaking, a return on equity ranging from 8.91% to 9.91%, a reduction in Ameren's depreciation rates, and other cost of service adjustments. The MoPSC is not bound by the Staff's recommendation.

     On May 10, 2002, AmerenUE filed rebuttal testimony in response to the MoPSC Staff's recommendation. In its testimony, AmerenUE stated that a return to traditional cost of service ratemaking would result in an increase in its annual Missouri electric revenues by approximately $150 million. AmerenUE's position is based on a 12.5% return on equity, higher depreciation rates and other adjustments. However, a key component of AmerenUE's testimony is its recommendation that a new alternative rate regulation plan (Alt Reg Plan) be adopted by the MoPSC. In AmerenUE's filing, we included a new Alt Reg Plan proposal. Key provisions of the Alt Reg Plan include the following:

     o A three-year plan from July 1, 2002 through June 30, 2005 which would require AmerenUE to share earnings over certain regulatory return on equity (ROE) thresholds for the 12 months ending July 1 through June 30;
     o The proposed earnings sharing grid would require AmerenUE to provide sharing credits of $17 million if AmerenUE's regulatory ROE is between 10.5% and 12.5%. Additional credits of 55% of AmerenUE's earnings between a regulatory ROE of 12.5% and 15% would be provided, 90% of earnings between a regulatory ROE of 15% and 16%, and 100% of any earnings above 16%.
     o    An immediate  one-time credit to customers bills of $15 million;
     o An annualized $15 million permanent rate reduction, retroactive to April 1, 2002;
     o An immediate funding of $5 million to a low-income customer assistance program and $5 million to an economic development program;
     o A commitment of $1.5 billion to $1.75 billion in energy infrastructure investment from January 1, 2002 through June 30, 2005.

     Hearings for this case are scheduled to commence in mid-July 2002 and be completed in early August 2002. A final decision on this matter may not occur until the fourth quarter of 2002. In the interim, we plan to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan. We cannot predict the outcome of the MoPSC's decision in this matter or its impact on our financial statements, results of operations or liquidity. However, the impact could be material.

     In order to satisfy AmerenUE's regulatory load requirements for 2001, AmerenUE purchased, through a competitive bidding process, under a one year contract 450 megawatts of capacity and energy from AmerenEnergy Marketing Company (Marketing Company), at market-based rates. For 2002, AmerenUE again, through a competitive bidding process, entered into a one year contract with Marketing Company for the purchase of 200 megawatts of capacity and energy. For the four summer months of 2002, AmerenUE also entered into contracts with two other power suppliers for an aggregate 200 megawatts of additional capacity and energy.

     In May 2001, the MoPSC filed a pleading with the Securities and Exchange Commission (SEC) relating to AmerenUE's agreement to purchase 450 megawatts of capacity and energy from Marketing Company during 2001 (the 2001 Marketing Company - AmerenUE agreement). The pleading requested an investigation into the contractual relationship between AmerenUE, Marketing Company and AmerenEnergy Generating Company (Generating Company), in the context of the 2001 Marketing Company - AmerenUE agreement and requested that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like Generating Company. We believe that the MoPSC's approval of the power sales agreement under PUHCA is not required because Generating Company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with Generating Company and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date. On May 9, 2002, the MoPSC filed a similar pleading with the SEC relating to AmerenUE's agreement to purchase 200 megawatts of capacity and energy from Marketing Company during 2002. At this time, management is unable to predict the outcome of these pleadings or the ultimate impact on our future financial position, results of operations or liquidity.

Illinois

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were already offered this choice. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers to have a material adverse effect on our business either.

     In addition, the Illinois Law contains a provision freezing residential electric rates through January 1, 2005. Legislation has been introduced in the Illinois House of Representatives and Senate that would extend the rate freeze to December 31, 2006. At this time, we cannot predict whether that legislation will ultimately be passed.

Federal - Midwest ISO and Alliance RTO

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we, along with several other utilities, have been seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit MISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the MISO to discuss how the Alliance RTO business model could be accommodated within the MISO. On April 25, 2002, after the Alliance RTO and MISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the MISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the MISO at incremental cost rather than MISO's full tariff rates. The FERC also ordered the MISO to return the exit fee paid by Ameren to leave the MISO, provided Ameren returns to the MISO and agrees to pay its proportional share of the startup and ongoing operational expenses of the MISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order. At this time, we continue to evaluate our alternatives and are in the process of determining the impact that the FERC's April 2002 ruling will have on our future financial condition, results of operations or liquidity.


NOTE 3 - Derivative Financial Instruments

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:

     o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
     o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
     o actual cash outlays for the purchase of these commodities, in certain circumstances, to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internal forecasts of forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce price risk for Ameren.

     As of March 31, 2002, we recorded the fair value of derivative financial instrument assets of $28 million in Other Assets and the fair value of derivative financial instrument liabilities of $33 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     Ameren  routinely  enters into  forward  purchase and sales  contracts  for electricity based on forecasted levels of economic generation and load requirements. The relative balance between load and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

     For the three months ended March 31, 2002, the pretax net gain, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately $1 million.

     As of March 31, 2002, the entire net loss on power forward derivative instruments of approximately $9 million, or approximately $5 million after tax, accumulated in OCI is expected to be recognized in earnings during the next twelve months upon delivery of the commodity being hedged.

     As of March 31, 2002, a gain of approximately $6 million, or approximately $3 million after tax, associated with interest rate swaps for debt to be issued was in OCI and will be amortized over the life of the debt ultimately issued or will be recognized immediately to the income statement in interest expense if a determination is made that debt will not be issued.

     We also hold a call option for coal with a supplier. This option to purchase coal expires October 15, 2003. The entire gain of approximately $5 million, or approximately $3 million after tax, accumulated in OCI is expected to be recognized in earnings prior to that date.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide
(SO2) allowances, coal, heating oil, and electricity. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of S02 options is recorded as Electric Revenues, while the net change in the market value of coal, heating oil, and electricity options is recorded as Fuel and Purchased Power in the income statement. The net change in the market values of S02 options, coal, heating oil, and electricity options was immaterial as of March 31, 2002.


NOTE 4 - Debt and Equity Financings

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2002. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points.

     In March 2002, Ameren Corporation issued $345 million of adjustable conversion-rate equity security units and 5.75 million shares of common stock (5,000,000 shares at $39.50 per share and 750,000 shares, pursuant to the exercise of an option granted to the underwriters, at $38.865 per share). The $25 adjustable conversion-rate equity security units each consisted of an Ameren Corporation senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a fraction of a share of Ameren common stock on May 15, 2005. The senior unsecured notes will mature on May 15, 2007. Total distributions on the equity security units will be at an annual rate of 9.75%, consisting of quarterly interest payments on the senior unsecured notes at the initial annual rate of 5.2% and adjustment payments under the stock purchase contracts at the annual rate of 4.55%. The stock purchase contracts require holders to purchase between 8.7 million and 7.4 million shares of Ameren common stock on May 15, 2005 at the market price at that time, subject to a minimum share price of $39.50 and a maximum of $46.61. The stock purchase contracts include a pledge of the senior unsecured notes as collateral for the stock purchase obligation. The interest rate on the outstanding senior unsecured notes is subject to being reset by a remarketing agent for quarterly payments after May 15, 2005 until maturity. We recorded the net present value of the contracted stock purchase payments of $46 million as an increase in Other Deferred Credits and Liabilities and a decrease in Other Paid-in Capital to reflect our obligation. We used the net proceeds from these offerings to repay our short-term indebtedness and for general corporate purposes.

NOTE 5 - Segment Information

  Segment information for the three-month periods ended March 31, 2002 and 2001 was as follows:

--------------------------------------------------------------------------------
                                         Utility            Intercompany
                                        Operations   Other    Revenues    Total
--------------------------------------------------------------------------------
  Three months ended March 31, 2002:

Revenues                                    $1,236   $   69    $(190)    $1,115
Net Income                                      58        1       -          59
--------------------------------------------------------------------------------

  Three months ended March 31, 2001:

Revenues                                    $1,153   $   74    $(202)    $1,025
Net Income                                      54        4       -          58
--------------------------------------------------------------------------------



NOTE 6 - Subsequent Event

     On April 28, 2002, we entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. We currently expect to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Ameren Corporation is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Our principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Our primary subsidiaries are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o AmerenEnergy Resources Company (Resources Company), which consists of nonregulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates our nonregulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company, which provides shared support services to us and our subsidiaries.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from our Annual Report to Stockholders in our Annual Report on Form 10-K for the period ended December 31, 2001.
o The audited financial statements and related notes that are incorporated by reference in our Annual Report on Form 10-K for the period ended December 31, 2001.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With approximately 80% of our revenues subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, natural gas and nuclear fuel in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri and Illinois, but do have gas cost recovery mechanisms in each state. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plant, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

     Our net income increased 2% to $59 million or 42 cents per share in the first quarter of 2002 from $58 million or 43 cents per share in the first quarter of 2001. In the first quarter of 2001, we recorded a charge of $7 million, or five cents per share, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Accounting Matters. As a result, income before cumulative effect of change in accounting principle in the first quarter of 2002 was $59 million, or 42 cents per share, compared to $65 million or 48 cents per share in the first quarter of 2001. Income before cumulative effect of change in accounting principle decreased in the first quarter of 2002 versus the prior year primarily due to the extremely mild winter weather in our service territory and higher operating expenses. According to National Weather Service data, there were approximately 15% fewer heating degree days in our service territory in the first quarter of 2002 as compared to 2001 and normal weather conditions. As a result, weather-sensitive residential electric kilowatt-hour sales decreased by 5%, commercial electric kilowatt-hour sales decreased by 2% and gas sales decreased by 5% in the first quarter of 2002 compared to 2001. In addition, industrial electric kilowatt-hour sales decreased 6% due to the continued soft economy.

     Despite the warmer winter weather, total electric revenues increased 18% for the first quarter of 2002, compared to the year-ago period, primarily due to higher interchange sales. However, we realized lower margins on these sales compared to the prior year, due to lower wholesale electricity prices. These lower margins and higher operating expenses in the first quarter of 2002 were partially offset by internal growth and lower estimated credits to Missouri electric customers.

Recent Developments

     On April 28, 2002, we entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. We currently expect to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion. Synergies from the acquisition are expected to make the transaction accretive to earnings per share in the first full year of operation after the transaction is consummated.

     As a result of the continuing uncertainty associated with AmerenUE's pending Missouri electric rate case, and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Currently, Ameren's corporate credit rating is A+ at Standard & Poor's and A2 at Moody's. If the ratings of AmerenUE's first mortgage bonds fall below investment grade, lenders under AmerenUE's $300 million revolving credit facility may elect not to make advances and/or declare outstanding borrowings due and payable. In addition, a decrease in Ameren's ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     The following table represents the favorable (unfavorable) variation for the three months ended March 31, 2002 from the comparable period in 2001:
--------------------------------------------------------------------------------
                                                           Three Months
--------------------------------------------------------------------------------
Operating Revenues:
 Credit to customers                                          $  15
 Effect of abnormal  weather  (estimate)                        (16)
 Growth and other (estimate)                                     27
 Interchange sales                                              122
                                                              ------
                                                              $ 148
Fuel and Purchased Power:
 Fuel:
 Generation                                                   $   2
 Price                                                            1
 Purchased power                                               (133)
 EEI                                                             (7)
                                                              ------
                                                               (137)
                                                              ------
Change in electric margin                                     $  11
                                                              ------


     Electric margins increased $11 million in the first three months of 2002 compared to the year-ago quarter. Revenues were favorably impacted in 2002 by the lack of estimated credits to Missouri electric customers due to the expiration of AmerenUE's incentive rate plan (see Note 2 - "Regulatory Matters" to the consolidated financial statements). We also experienced growth in electric revenues due to the expansion of our weather-normalized native load, sales of S02 allowances and a 148% increase in interchange sales. However, these increased interchange revenues were more than offset by the related increase in purchased power, resulting in lower margins than 2001. The increases in revenues were also partially offset by decreases in weather-sensitive residential and commercial sales caused by the milder winter weather referenced above, and lower industrial sales resulting from the continued soft economy in our service territory.

Gas Operations

     Our gas revenues decreased $61 million, and our gas costs decreased $52 million, in first quarter 2002 as compared to the year-ago quarter primarily due to reduced sales of 5% caused by the milder winter weather and lower natural gas prices. As a result, our gas margins decreased by $9 million in the first quarter of 2002 as compared to the same period a year ago.

Other Operating Expenses

     Other operating expenses increased $16 million in the first quarter of 2002 compared to the year-ago period, primarily due to higher employee benefit costs related to the investment performance of pension plan assets and increasing healthcare costs.

     Maintenance expenses decreased $4 million in the first quarter of 2002 compared to the year-ago period, primarily due to decreased coal power plant maintenance, partially offset by higher tree-trimming expenses, which were accelerated, in part, to take advantage of mild weather.

     Depreciation and amortization expenses increased $8 million in the first quarter of 2002 compared to the year-ago period, primarily due to an increase in depreciable property related to the investment in our coal and combustion turbine electric generating plants.

Taxes

     Income tax expense decreased $11 million in the first quarter of 2002, compared to the year-ago period, primarily due to a lower pretax income coupled with a lower effective tax rate.

Interest

     Interest expense increased $2 million in the first quarter of 2002 compared to the year-ago period primarily due to AmerenCIPS' issuance of $150 million of 6.625% notes in June 2001, and our issuance of $150 million of floating rate notes in December 2001, $100 million of 5.70% notes in January 2002 and $345 million of equity security units in March 2002 (in total $6 million). These increases were partially offset by lower interest rates on AmerenCIPS' variable rate environmental debt obligations, as well as lower interest expense associated with a decreased balance under AmerenUE's nuclear fuel lease and commercial paper (in total $4 million).

Rate and Regulatory Matters

Missouri Electric

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. At March 31, 2002, we had an accrual representing the estimated credit that we expect to pay our Missouri electric customers of $40 million for the plan year ended June 30, 2001. In 2002, the Missouri Public Service Commission (MoPSC) Staff and the Missouri Office of Public Counsel (OPC) Staff filed testimony with the MoPSC on this matter. Combined, the MoPSC Staff and OPC Staff recommend that the credit to customers for the plan year ended June 30, 2001, should approximate $80 million. The MoPSC is not bound by their recommendations. To date, a procedural schedule and hearing dates on this matter have not been established by the MoPSC. At this time, we continue to believe that our accrual is adequate in all material respects.

     Following expiration of the experimental alternative regulation plan on June 30, 2001, the MoPSC Staff filed an excess earnings complaint against AmerenUE. Based upon a January 2002 MoPSC order, on March 1, 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation is based on a return to traditional cost of service ratemaking, a return on equity ranging from 8.91% to 9.91%, a reduction in Ameren's depreciation rates, and other cost of service adjustments. The MoPSC is not bound by the Staff's recommendation.

     On May 10, 2002, AmerenUE filed rebuttal testimony in response to the MoPSC Staff's recommendation. In its testimony, AmerenUE stated that a return to traditional cost of service ratemaking would result in an increase in its annual Missouri electric revenues by approximately $150 million. AmerenUE's position is based on a 12.5% return on equity, higher depreciation rates and other adjustments. However, a key component of AmerenUE's testimony is its recommendation that a new alternative rate regulation plan (Alt Reg Plan) be adopted by the MoPSC. In AmerenUE's filing, we included a new Alt Reg Plan proposal. Key provisions of the Alt Reg Plan include the following:

     o A three-year plan from July 1, 2002 through June 30, 2005 which would require AmerenUE to share earnings over certain regulatory return on equity (ROE) thresholds for the 12 months ending July 1 through June 30;
     o The proposed earnings sharing grid would require AmerenUE to provide sharing credits of $17 million if AmerenUE's regulatory ROE is between 10.5% and 12.5%. Additional credits of 55% of AmerenUE's earnings between a regulatory ROE of 12.5% and 15% would be provided, 90% of earnings between a regulatory ROE of 15% and 16%, and 100% of any earnings above 16%.
     o    An immediate one-time credit to customers bills of $15 million;
     o An annualized $15 million permanent rate reduction, retroactive to April 1, 2002;
     o An immediate funding of $5 million to a low-income customer assistance program and $5 million to an economic development program;
     o A commitment of $1.5 billion to $1.75 billion in energy infrastructure investment from January 1, 2002 through June 30, 2005.

     Hearings for this case are scheduled to commence in mid-July 2002 and be completed in early August 2002. A final decision on this matter may not occur until the fourth quarter of 2002. In the interim, we plan to continue negotiations with all pertinent parties with the intent to continue with an incentive regulation plan. We cannot predict the outcome of the MoPSC's decision in this matter or its impact on our financial statements, results of operations or liquidity. However, the impact could be material.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities decreased $76 million to $111 million in the first quarter of 2002, compared to the year-ago period, primarily due to changes in working capital requirements.

     The tariff-based gross margins of our utility operating companies continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. Ameren is authorized by the SEC under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. Ameren has bank credit agreements, expiring at various dates between 2002 and 2003, that support commercial paper programs totaling $830 million, of which $400 million is for the use by us and our subsidiaries, and the remaining $430 million is for the use of our regulated subsidiaries. At March 31, 2002, $762 million of such borrowing capacity was available, of which $430 million was available for the use of our regulated subsidiaries. We expect to replace these bank credit agreements prior to their maturity. At March 31, 2002, we had committed bank lines of credit aggregating $25 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year.

     AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At March 31, 2002, the maximum amount that could be financed under the agreement was $120 million. At March 31, 2002, $67 million was financed under the lease.

     Our short-term financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At March 31, 2002, Ameren and its subsidiaries were in compliance with these provisions.

Investing

     Our net cash used in investing activities was $160 million in the first quarter of 2002 compared to $208 million in the first quarter of 2001. In the first quarter of 2002, construction expenditures were $37 million (2001 - $100 million) in our unregulated operations, primarily related to the construction of combustion turbine generating units, and $122 million (2001 - $104 million) in our regulated operations, primarily related to various upgrades at our coal power plants and further construction of combustion turbine generating units. Regulated capital expenditures are expected to approximate $600 million and nonregulated capital expenditures are expected to approximate $200 million in 2002.

Financing

     Our cash flows provided by financing activities totaled $42 million in the first quarter of 2002, compared to a use of $13 million in the year-ago period. Our principal financing activities for the period included the issuance of long-term debt, equity security units and common stock, partially offset by the redemption of short-term debt and the payment of dividends.

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2002. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points.

     In March 2002, Ameren Corporation issued $345 million of adjustable conversion-rate equity security units and 5.75 million shares of common stock (5,000,000 shares at $39.50 per share and 750,000 shares, pursuant to the exercise of an option granted to the underwriters, at $38.865 per share). The $25 adjustable conversion-rate equity security units each consisted of an Ameren Corporation senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a fraction of a share of Ameren common stock on May 15, 2005. The senior unsecured notes will mature on May 15, 2007. Total distributions on the equity security units will be at an annual rate of 9.75%, consisting of quarterly interest payments on the senior unsecured notes at the initial annual rate of 5.2% and adjustment payments under the stock purchase contracts at the annual rate of 4.55%. The stock purchase contracts require holders to purchase between 8.7 million and 7.4 million shares of Ameren common stock on May 15, 2005 at the market price at that time, subject to a minimum share price of $39.50 and a maximum of $46.61. The stock purchase contracts include a pledge of the senior unsecured notes as collateral for the stock purchase obligation. The interest rate on the outstanding senior unsecured notes is subject to being reset by a remarketing agent for quarterly payments after May 15, 2005 until maturity. We recorded the net present value of the contracted stock purchase payments of $46 million as an increase in Other Deferred Credits and Liabilities and a decrease in Other Paid-in Capital to reflect our obligation. We used the net proceeds from these offerings to repay our short-term indebtedness and for general corporate purposes.

     In May 2002, AmerenUE filed a shelf registration statement with the SEC on Form S-3 that upon its effectiveness will allow the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. This registration has not yet been declared effective by the SEC. In addition, Generating Company expects to issue in 2002 up to approximately $275 million of additional long-term debt to finance recent generating capacity additions.

     On April 23, 2002, our Board of Directors declared a quarterly common stock dividend of 63.5 cents per share that will be paid on June 28, 2002 to shareholders of record on June 10, 2002.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings, and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.


Electric Industry Restructuring

Illinois

     See Note 2 - "Rate and Regulatory Matters" to the consolidated financial statements.


Federal - Midwest ISO and Alliance RTO

     See Note 2 - "Rate and Regulatory Matters" to the consolidated financial statements.

ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, we have outlined those accounting policies that we believe are most difficult, subjective or complex:

Accounting Policy                                  Judgments/Uncertainties
                                                   Affecting Application

Regulatory Mechanisms & Cost Recovery
                                                   o   Regulatory environment, external regulatory
   We defer costs as regulatory assets in              decisions and requirements
   accordance with SFAS 71 and make investments    o   Anticipated future regulatory decisions and
   that we assume we will be able to collect in        their impact
   future rates.                                   o   Impact of deregulation and competition on
                                                       ratemaking process and ability to recover costs
Nuclear Plant Decommissioning Costs

    In our rates and earnings we assume the        o   Estimates of future decommissioning costs
    Department of Energy will develop a            o   Availability of facilities for waste disposal
    permanent storage site for spent nuclear       o   Approved methods for waste disposal and
    fuel, the Callaway plant will have a useful        decommissioning
    life of 40 years and estimated costs to        o   Useful lives of nuclear power plants
    dismantle the plant are accurate.  See Note
    12 to our financial statements for the year
    ended December 31, 2001.

Environmental Costs
                                                   o   Extent of contamination
   We accrue for all known environmental           o   Responsible party determination
   contamination where remediation can be          o   Approved methods for cleanup
   reasonably estimated, but some of our           o   Present and future legislation and governmental
   operations have existed for over 100 years          regulations and standards
   and previous contamination may be unknown to    o   Results of ongoing research and development
   us.                                                 regarding environmental impacts

Unbilled Revenue

   At the end of each period, we estimate,         o   Projecting customer energy usage
   based on expected usage, the amount of          o   Estimating impacts of weather and other usage-
   revenue to record for services that have            affecting factors for the unbilled period
   been provided to customers, but not billed.
   This period can be up to one month.

Benefit Plan Accounting

    Based on actuarial calculations, we accrue     o   Future rate of return on pension and other plan
    costs of providing future employee benefits        assets
    in accordance with SFAS 87, 106 and 112.       o   Interest rates used in valuing benefit obligation
    See Note 9 to our financial statements for     o   Healthcare cost trend rates
    the year ended December 31, 2001.



Derivative Financial Instruments

   We record all derivatives at their fair         o   Market conditions in the energy industry, especially
   market value in accordance with SFAS 133.           the effects of price volatility on contractual
   The identification and classification of a          commodity commitments
   derivative, and the fair value of such          o   Regulatory and political environments and
   derivative must be determined. See Note 3           requirements
   to our financial statements for the year        o   Fair value estimations on longer term contracts
   ended December 31, 2001.


Impact of Future Accounting Pronouncements

   See Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, and operational risk and are not represented in the following analysis.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with the issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper, auction-rate long-term debt and auction-rate preferred stock. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     Utilizing our debt outstanding at March 31, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $9 million and net income would decrease by approximately $5 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Fuel Price Risk

     Over 95% of the required 2002 supply of coal for our coal plants has been acquired at fixed prices. As such, we have minimal coal price risk for 2002. In addition, approximately 70% of our coal requirements through 2006 are covered by contracts.

Fair Value of Contracts

     We utilize derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause:

     o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;

     o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory under firm commitment; and
     o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, these transactions serve to reduce our price risk.

     The following summarizes changes in the fair value of all contracts marked to market during the first quarter of 2002:
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Fair value of contracts at January 1, 2002                                                       $ (1)
   Contracts at January 1, 2002 which were realized or otherwise settled during first
     quarter of 2002                                                                                -
   Changes in fair values attributable to changes in valuation techniques and assumptions           -
   Fair value of new contracts entered into during first quarter 2002                               1
   Other changes in fair value                                                                     (5)
-----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31, 2002                                            $ (5)
-----------------------------------------------------------------------------------------------------------

     Fair value of contracts as of March 31, 2002 were as follows:
------------------------------------- ------------- ------------- ------------- ---------------------------
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
-----------------------------------------------------------------------------------------------------------
Prices actively quoted                    $  -          $ (2)        $  -          $  -         $  (2)
Prices provided by other external
   sources (b)                              (3)            -            -             -            (3)
Prices based on models and other
   valuation methods (c)                    (2)            3           (1)            -             -
-----------------------------------------------------------------------------------------------------------
Total                                     $ (5)         $  1         $ (1)         $  -         $  (5)
-----------------------------------------------------------------------------------------------------------
(a)   Contracts of approximately 40% were with non-investment-grade rated counterparties.
(b)   Principally power forward hedges valued based on NYMEX prices for over-the-counter contracts.
(c)   Principally coal and SO2 options valued based on a Black-Scholes model that includes information from external sources and our estimates.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the pending AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;

o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator and the Alliance RTO;
o availability and future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o    the impact of the adoption of new accounting standards;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction,installation, and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o    operation of nuclear power facilities and decommissioning costs;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o    future wages and employee benefits costs;
o competition from other generating facilities including new facilities that may be developed in the future;
o delays in receipt of regulatory approvals for the acquisition of CILCORP or unexpected adverse conditions or terms of those approvals;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o disruptions of the capital markets or other events making Ameren's access to necessary capital more difficult or costly;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made by Ameren; and
o    legal and administrative proceedings.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Reference is made to Item 1. Business-Rates and Regulation - Environmental Matters in Part I of our Form 10-K for the year ended December 31, 2001 for a discussion of the February 2002 Illinois Supreme Court decision which affirmed the Illinois Appellate Court's decision upholding the $3.2 million plaintiffs' verdict against our subsidiary, Central Illinois Public Service Company, operating as AmerenCIPS, in the lawsuit styled as Zachary Donaldson, et al. v. Central Illinois Public Service Company, et al. This lawsuit, which was filed in December 1995, alleged that, as a result of exposure to carcinogens contained in coal tar at AmerenCIPS' former Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma." On April 1, 2002, the Illinois Supreme Court denied AmerenCIPS' petition for a rehearing of its February 2002 decision. This action leaves AmerenCIPS with no further appeals and finalizes the $3.2 million plaintiffs' verdict. This amount was fully accrued.

     Reference is made to Item 3. Legal Proceedings in Part I of our Form 10-K for the year ended December 31, 2001 for a discussion of a number of lawsuits that name our subsidiaries, AmerenCIPS and AmerenUE and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. With respect to nine of those lawsuits, the Ameren companies have reached settlements with the plaintiffs for monetary amounts not material to the Ameren companies and in three cases, the Ameren companies have been voluntarily dismissed.

     Twenty-two additional lawsuits claiming injury from asbestos exposure have been filed against the Ameren companies since year-end 2001. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants (over one hundred in many cases) and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Currently, thirty asbestos-related lawsuits are pending against the Ameren companies. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)(i) Exhibits.

                2.1  - Stock purchase agreement, dated as of April 28, 2002,
                       by  and   between  The  AES   Corporation   and  Ameren
                       Corporation.

                2.2  - Membership Interest Purchase Agreement, dated as of
                       April 28, 2002, by and between The AES Corporation and Ameren Corporation.

        (a)(ii) Exhibits Incorporated by Reference.

                10.1 - Power Sales Agreement between AmerenEnergy Marketing
                       Company and Union Electric Company d/b/a AmerenUE dated March 20, 2002 (March 31, 2002 AmerenEnergy Generating Company Form 10-Q, Exhibit 10.1).

        (b) Reports on Form 8-K. Ameren filed a report on Form 8-K dated January 7, 2002 incorporating a press release relating to the earnings complaint case filed by the Missouri Public Service Commission Staff against AmerenUE and announcing a revision to the 2001 earnings estimate. Ameren also filed a report on Form 8-K dated February 14, 2002 incorporating (i) consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and the report thereon of independent accountants, and (ii) the related Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

               Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-3672.

               Information regarding AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMEREN CORPORATION
                                             (Registrant)


                                            By     /s/   Martin J. Lyons
                                               ---------------------------------
                                                         Martin J. Lyons
                                                           Controller
                                                  (Principal Accounting Officer)

Date:   May 15, 2002

                                                                EXHIBIT 2.1

                            STOCK PURCHASE AGREEMENT


                                 by and between


                               THE AES CORPORATION


                                       and


                               AMEREN CORPORATION


                           Dated as of April 28, 2002

                                                 TABLE OF CONTENTS


ARTICLE I PURCHASE AND SALE OF SHARES.........................................1
         Section 1.1 Sale and Transfer of Shares..............................1
         Section 1.2 The Purchase Price.......................................1
         Section 1.3 Additional Purchase Price Adjustment.....................4
ARTICLE II THE CLOSING........................................................4
         Section 2.1 Closing..................................................4
         Section 2.2 Deliveries by the Seller.................................4
         Section 2.3 Deliveries by the Purchaser..............................5
ARTICLE III REPRESENTATIONS AND WARRANTIES OF THE SELLER......................5
         Section 3.1 Organization and Qualification...........................5
         Section 3.2 Subsidiaries; Capitalization.............................6
         Section 3.3 Authority; Non-Contravention; Statutory Approvals;
                     Compliance...............................................7
         Section 3.4 Company SEC Reports; Financial Statements................9
         Section 3.5 Absence of Certain Changes or Events; Absence
                     of Undisclosed Liabilities..............................10
         Section 3.6 Litigation..............................................10
         Section 3.7 Tax Matters.............................................10
         Section 3.8 Employee Benefits; ERISA................................11
         Section 3.9 Labor and Employee Relations............................13
         Section 3.10 Environmental Protection...............................14
         Section 3.11 Regulation as a Utility................................15
         Section 3.12 Insurance..............................................15
         Section 3.13 Real Property..........................................15
         Section 3.14 Affiliate Contracts....................................16
         Section 3.15 Brokers or Finders.....................................16
         Section 3.16 Contracts..............................................16
         Section 3.17 Regulatory Proceedings.................................17
         Section 3.18 Limitation on Representations and Warranties...........17
ARTICLE IV REPRESENTATIONS AND WARRANTIES OF THE PURCHASER...................17
         Section 4.1 Organization and Qualification..........................17
         Section 4.2 Authority; Non-Contravention; Statutory Approvals;
                     Compliance..............................................18
         Section 4.3 Purchaser SEC Reports; Financial Statements.............19
         Section 4.4 Litigation..............................................20
         Section 4.5 Investigation by the Purchaser; the Seller's
                     Liability...............................................20
         Section 4.6 Acquisition of Shares for Investment; Ability
                     to Evaluate and Bear Risk...............................21
         Section 4.7 Financing...............................................21
         Section 4.8 Brokers or Finders......................................21

ARTICLE V CONDUCT OF BUSINESS PENDING THE CLOSING............................22
         Section 5.1 Covenants of the Seller.................................22
         Section 5.2 No Solicitation and Confidentiality.....................25
ARTICLE VI ADDITIONAL AGREEMENTS.............................................26
         Section 6.1 Access to Company Information...........................26
         Section 6.2 Regulatory Matters......................................26
         Section 6.3 Consents................................................28
         Section 6.4 Directors' and Officers' Indemnification................28
         Section 6.5 Public Announcements....................................29
         Section 6.6 Workforce Matters.......................................29
         Section 6.7 Tax Matters.............................................30
         Section 6.8 Financial Information...................................38
         Section 6.9 Termination of Affiliate Contracts......................38
         Section 6.10 Local Presence; Charitable Giving......................38
         Section 6.11 Seller's Name..........................................39
         Section 6.12 Cooperation............................................39
         Section 6.13 Further Assurances.....................................39
ARTICLE VII CONDITIONS.......................................................39
         Section 7.1 Conditions to Each Party's Obligation to Effect
                     the Closing.............................................39
         Section 7.2 Conditions to Obligation of the Purchaser to
                     Effect the Closing......................................40
         Section 7.3 Conditions to Obligation of the Seller to
                     Effect the Closing......................................41
ARTICLE VIII TERMINATION.....................................................42
         Section 8.1 Termination.............................................42
         Section 8.2 Effect of Termination...................................43
ARTICLE IX GENERAL PROVISIONS................................................43
         Section 9.1 Survival of Obligations.................................43
         Section 9.2 Amendment and Modification..............................43
         Section 9.3 Extension; Waiver.......................................43
         Section 9.4 Expenses................................................43
         Section 9.5 Notices.................................................44
         Section 9.6 Entire Agreement; No Third Party Beneficiaries..........45
         Section 9.7 Severability............................................45
         Section 9.8 Governing Law...........................................45
         Section 9.9 Venue...................................................45
         Section 9.10 Waiver of Jury Trial and Certain Damages...............45
         Section 9.11 Specific Performance...................................46
         Section 9.12 Assignment.............................................46
         Section 9.13 Interpretation.........................................46
         Section 9.14 Counterparts; Effect...................................46

INDEX OF DEFINED TERMS

Term                                                                       Page
----                                                                       ----
4.50% Series Preferred........................................................7
4.64% Series Preferred........................................................7
5.85% Series Class A Preferred................................................7
Action   ....................................................................29
Affected Employee............................................................30
Affiliate Contracts..........................................................16
Agreement.....................................................................1
Assumed Obligations...........................................................2
Audit    ....................................................................12
Base Working Capital..........................................................2
CapEx Adjustment Amount......................................................23
CILCO ....................................................................... 1
CILCO Class A Preferred Stock.................................................7
CILCO Preference Stock........................................................7
CILCO Preferred Stock.........................................................7
CILCORP Inc...................................................................1
Closing ..................................................................... 4
Closing Date..................................................................4
COBRA .......................................................................30
Code     .....................................................................5
Common Stock..................................................................1
Company ......................................................................1
Company Financial Statements.................................................10
Company Material Adverse Effect...............................................6
Company Plans................................................................12
Company Properties...........................................................16
Company SEC Reports...........................................................5
Company Subsidiary............................................................7
Confidentiality Agreement....................................................27
Encumbrances..................................................................6
Environmental Laws...........................................................15
ERISA    ....................................................................12
ERISA Affiliate..............................................................12
Estimated Purchase Price......................................................3
Exchange Act.................................................................10
FCC      .....................................................................9
FERC     .....................................................................9
Final Order..................................................................40

Term                                                                       Page
----                                                                       ----
Final Purchase Price..........................................................3
Flexible Auction Rate Series Class A Preferred................................7
GAAP     ....................................................................10
Governmental Authority........................................................9
Hazardous Substances.........................................................16
HSR Act......................................................................27
IBEW Local 51................................................................30
ICC      .....................................................................4
Indemnified Parties..........................................................28
Indemnified Party............................................................28
Initial Termination Date.....................................................42
Material Contracts...........................................................17
Objection Letter..............................................................3
PBGC     ....................................................................13
Permits ......................................................................9
Person   ....................................................................15
Proposed Acquisition Transaction.............................................26
Proposed Final Purchase Price Statement.......................................3
PUHCA ........................................................................7
Purchaser.....................................................................1
Purchaser Disclosure Schedule................................................18
Purchaser Material Adverse Effect............................................18
Purchaser Required Consents..................................................19
Purchaser Required Statutory Approvals.......................................19
Purchaser SEC Reports........................................................18
Purchaser Subsidiary.........................................................18
Representatives..............................................................26
Restraints...................................................................40
SEC      .....................................................................9
Securities Act...............................................................10
Seller   .....................................................................1
Seller Disclosure Schedule....................................................5
Seller Required Consents......................................................8
Seller Required Statutory Approvals...........................................9
Shares   .....................................................................1
Straddle Period..............................................................31
Subsidiary....................................................................6
Tax      ....................................................................11
Tax Benefit..................................................................33
Tax Indemnitee...............................................................37

Term                                                                       Page
----                                                                       ----
Tax Indemnitor...............................................................37
Tax Return...................................................................12
Termination Date.............................................................42
Title IV Company Plan........................................................13
Transaction Price.............................................................2
Trigger Date..................................................................4
Undesignated Series Class A Preferred.........................................7
Undesignated Series Preferred.................................................7
Violation.....................................................................8
WARN Act ....................................................................30
Working Capital...............................................................2

                            STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT, dated as of April 28, 2002 (this "Agreement"), is entered into by and between The AES Corporation, a Delaware corporation (the "Seller"), and Ameren Corporation, a Missouri corporation (the "Purchaser").

                              W I T N E S S E T H :

     WHEREAS, the Seller owns all of the issued and outstanding shares (the "Shares") of common stock, without par value (the "Common Stock"), of CILCORP Inc. (the "Company"), an Illinois corporation and the parent company of Central Illinois Light Company, an Illinois corporation ("CILCO"); and

     WHEREAS, each of the Boards of Directors of the Purchaser and the Seller has approved the acquisition of the Company by the Purchaser, which acquisition is to be effected by the purchase of all the Shares by the Purchaser upon the terms and subject to the conditions set forth herein.

     NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:

                                   ARTICLE I
                           PURCHASE AND SALE OF SHARES

     Section 1.1 Sale and Transfer of Shares. Subject to the terms and conditions of this Agreement, at the Closing (as defined below), the Seller agrees to sell, convey, assign, transfer and deliver to the Purchaser, and the Purchaser agrees to purchase and accept from the Seller, all of the Seller's rights, title and interest in and to the Shares. Subject to the terms and conditions of this Agreement, the Purchaser agrees to deliver to the Seller, and the Seller agrees to accept, the Purchase Price (as defined below), in cash, without deduction or setoff of any kind (other than any transfer Taxes described in Section 6.7(m)), which delivery will be made by wire transfer in immediately available funds to the bank account or accounts designated by the Seller, in writing, prior to the Closing.

     Section 1.2 The Purchase Price.

          (a) Subject to the terms and conditions of this Agreement, in consideration of the aforesaid sale, conveyance, assignment, transfer and delivery to the Purchaser of the Shares, the Purchaser shall pay to the Seller in cash the sum of (v) $1,340,000,000 (the "Transaction Price"); (w) less an amount equal to Assumed Obligations (as defined below); (x) increased by the amount, if any, by which Working Capital (as defined below) as of the Closing Date exceeds the Base Working Capital (as defined below), (y) decreased by the amount, if any, by which Working Capital as of the Closing Date is less than the Base Working Capital, and (z) increased by the amount of the CapEx Adjustment Amount (as defined in Section 5.1(e)) under Section 5.1(e)(i) of this Agreement or decreased by the amount of the CapEx Adjustment Amount under Section 5.1(e)(ii) of this Agreement (the net of such amounts (v) through (z) being, the "Purchase Price"). An example of the Purchase Price calculation is set forth in
Section 1.2(a) of the Seller Disclosure Schedule (as defined below).

          (b) The term "Assumed Obligations" as used herein shall mean amounts required to be included on the consolidated balance sheets of the Company in accordance with GAAP (as defined in Section 3.4) as of the Closing Date for long-term indebtedness (including current portion), short-term indebtedness, capital lease obligations, preferred stock of subsidiaries and any other obligation for borrowed money. Assumed Obligations shall be determined on a basis consistent with past practice and consistent with the items outstanding as of December 31, 2001 set forth on Section 1.2(a) of the Seller Disclosure Schedule but including any other outstanding obligation meeting the definition of the preceding sentence at the applicable date set forth herein.

          (c) The term "Working Capital" as used herein shall mean current assets less current liabilities (not counting in current liabilities any short-term indebtedness or current maturity of long-term debt included in Assumed Obligations) of the Company as of the applicable date set forth herein determined in accordance with GAAP on a basis consistent with past practice and consistent with the calculation on Section 1.2(a) of the Seller Disclosure Schedule, provided, however, that for the purposes of this definition, current liabilities as of any date shall not include any Income Taxes payable, and current assets shall not include receivables from any Income Tax assets. "Income Taxes" shall mean any federal, state, local, or foreign Tax (as defined below) determined by reference to net income, net worth, or any Tax imposed in lieu of such a Tax. All intercompany (between the Company and its Subsidiaries on one hand, and the Seller and its Subsidiaries, other than the Company and its Subsidiaries, on the other hand) payables and all intercompany receivables shall be paid down to zero prior to the date the Estimated Purchase Price is calculated and shall be zero as of the Closing Date.

          (d) The term "Base Working Capital" as used herein means the amount shown on Section 1.2(a) of the Seller Disclosure Schedule. The Working Capital as of the Closing Date shall be calculated in the same manner as the Working Capital was calculated as set out on Section 1.2(a) of the Seller Disclosure Schedule.

          (e) At the Closing, the Purchaser shall pay to the Seller a cash amount (the "Estimated Purchase Price") consisting of the sum of (i) the Transaction Price, (ii) less the estimated Assumed Obligations, (iii) increased by the amount, if any, by which the estimated Working Capital exceeds the Base Working Capital, (iv) decreased by the amount, if any, by which estimated Working Capital is less than the Base Working Capital and (v) increased or decreased by the CapEx Adjustment Amount, all determined in good faith by the Seller on the basis hereinabove set forth using the unaudited consolidated balance sheets of the Company as of the last day of the month which precedes the month of the Closing Date by no more than 45 days. The Seller shall provide to the Purchaser a written calculation in reasonable detail of the Estimated Purchase Price on or prior to the fifth business day preceding the Closing Date.

          (f) As promptly as practical, but in no event more than sixty (60) days after the Closing, the Purchaser shall cause the Company to prepare and deliver to the Seller and the Purchaser a draft of a statement prepared in good faith setting forth the relevant calculations resulting in the final Purchase Price (the "Proposed Final Purchase Price Statement") which shall show, as of the Closing Date, the actual Assumed Obligations and variance, if any, from the Base Working Capital. During the thirty (30) day period following the delivery by the Company of the Proposed Final Purchase Price Statement, the Seller and its auditors may review such statement and the working papers of the Company's auditors relating to the Proposed Final Purchase Price Statement and shall have such access to the Purchaser's and the Company's personnel as may be reasonably necessary to permit the Seller and its auditors to review in detail the manner in which the Proposed Final Purchase Price Statement was prepared. The Purchaser shall and shall cause the Company, as well as their advisors, to cooperate with the Seller and the Seller's auditors in facilitating such review. Upon completion of such review, the Seller shall give any comments or objections it has with respect to the Proposed Final Purchase Price Statement to the Purchaser and the Company in writing within such thirty (30) day period (the "Objection Letter"). The Purchaser and the Seller shall attempt in good faith to resolve any differences and issues as set forth in the Objection Letter. If no Objection Letter is delivered or the matters set forth in the Objection Letter are so resolved, then the Proposed Final Purchase Price Statement, as adjusted for any changes as are agreed upon by the Seller and the Purchaser, shall be final and binding upon the Seller and the Purchaser and shall constitute the final Purchase Price (the "Final Purchase Price"). If the matters raised by the Seller in the Objection Letter cannot be resolved between the Purchaser and the Seller within ten (10) days of the date of the Objection Letter, the question or questions in dispute shall then be promptly submitted to any "big five" accounting firm mutually agreeable to the Seller and the Purchaser (other than the Seller's auditors, the Purchaser's auditors and Arthur Andersen LLP), or if such accounting firm cannot or refuses to serve in such capacity, a mutually acceptable firm of independent public accountants of recognized standing, the decision of which as to such question or questions in dispute shall be final and binding upon the Seller and the Purchaser and the determination of the purchase price pursuant thereto shall be considered to be the Final Purchase Price. The accounting firm shall be instructed to resolve solely the question or questions in dispute within twenty (20) days of submission.

          (g) In the event the Final Purchase Price is greater than the Estimated Purchase Price paid at the Closing by the Purchaser, then the Purchaser shall promptly (within five (5) business days of the determination of the Final Purchase Price) pay to the Seller an amount equal to the difference between the Final Purchase Price and the Estimated Purchase Price. In the event the Final Purchase Price is less than the Estimated Purchase Price paid at the Closing by the Purchaser, then the Seller shall promptly (within five (5) business days of the determination of the Final Purchase Price) pay to the Purchaser an amount equal to the difference between the Estimated Purchase Price and the Final Purchase Price.

          (h) The fees of the Company's auditors incurred in connection with the preparation of the Proposed Final Purchase Price Statement shall be borne by the Purchaser, and the fees of the Seller's auditors incurred in connection with their review of the Proposed Final Purchase Price Statement shall be borne by the Seller. The fees of any independent accounting firm appointed pursuant to this Section shall be borne equally by the Seller and the Purchaser.

     Section 1.3 Additional Purchase Price Adjustment. In the event the Closing occurs after the Trigger Date (as defined below), then the Purchase Price shall be increased by $33,699 per day from the Trigger Date through the Closing Date; provided, however, no amount shall be due and payable under this Section 1.3 with respect to any day that is more than 365 days following the Trigger Date or if this Agreement is terminated under Section 8.1 hereof. For purposes of this Agreement, the "Trigger Date" shall be the later of (i) December 31, 2002, (ii) the date on which Seller is capable (without further action by any third party) of completing performance in all material respects of its agreements and covenants contained in or contemplated by this Agreement which are required to be performed by it at or prior to the Closing and (iii) the date which is ninety
(90) days following the date on which the Illinois Commerce Commission ("ICC") grants its approval of the transaction contemplated by this Agreement.

                                   ARTICLE II
                                   THE CLOSING

     Section 2.1 Closing. The consummation of the sale and transfer of the Shares by the Seller to the Purchaser (the "Closing") shall take place at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, 1440 New York Avenue, NW, Washington, DC 20005 at 10:00 a.m., local time, on the second business day immediately following the date on which the last of the conditions set forth in
Article VII hereof is fulfilled or waived (except for those conditions which by their nature can only be fulfilled at the Closing), or at such other time, date and place as the Seller and the Purchaser shall mutually agree (the "Closing Date").

     Section 2.2 Deliveries by the Seller. At the Closing, the Seller shall deliver to the Purchaser:

          (a) A certificate or certificates representing the Shares, duly and validly endorsed in favor of the Purchaser or accompanied by a separate stock power duly and validly executed by the Seller and otherwise sufficient to vest in the Purchaser good title to the Shares;

          (b) The resignations of the members of the Board of Directors of the Company and each Company Subsidiary (as hereinafter defined);

          (c) The stock books, stock ledgers, minute books, corporate seal or their functional equivalent of the Company and each Company Subsidiary; provided, that any of the foregoing items shall be deemed to have been delivered pursuant to this Section 2.2(c) if such item has been delivered to, or is otherwise located at, the offices of the Company;

          (d) A certificate of the Seller's non-foreign status for purposes of
Section 1445 of the Internal Revenue Code of 1986, as amended (the "Code"); and

          (e) Any other documents, instruments and writings required to be delivered by the Seller to the Purchaser pursuant to this Agreement.

     Section 2.3 Deliveries by the Purchaser. At the Closing, the Purchaser shall deliver to the Seller:

          (a) The Estimated Purchase Price, in cash, which will be made by wire transfer in immediately available funds to the bank account or accounts designated by the Seller, in writing, prior to the Closing; and

          (b) Any other documents, instruments and writings required to be delivered by the Purchaser to the Seller pursuant to this Agreement.

                                  ARTICLE III
                  REPRESENTATIONS AND WARRANTIES OF THE SELLER

     The Seller represents and warrants to the Purchaser that except as set forth in the reports, schedules, registration statements and definitive proxy statements and all amendments thereto filed publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement with the SEC by the Company or any Company Subsidiary (or their predecessors) pursuant to the requirements of the Securities Act or the Exchange Act (each as defined in Section 3.4) (as such documents have since the time of their filing been amended publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement, the "Company SEC Reports") or as set forth in the schedule delivered by the Seller on the date hereof (the "Seller Disclosure Schedule"):

     Section 3.1 Organization and Qualification. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company and each Company Subsidiary (as defined in
Section 3.2) is a corporation or other entity duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has all requisite power and authority to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary other than in such jurisdictions where the failure to be so qualified or in good standing would not have a Company Material Adverse Effect (as defined below). As used in this Agreement, the term "Company Material Adverse Effect" shall mean any material adverse effect on the business, assets, financial condition or results of operations of the Company and the Company Subsidiaries, taken as a whole; provided, however, that the term "Company Material Adverse Effect" shall not include effects that result from or are consequences of (i) any such effect resulting from any change in law, rule, or regulation of any Governmental Authority (as defined in Section 3.3(c)) that applies generally to similarly situated Persons (as defined in Section 3.10(a)(ii)), (ii) changes or developments in international, national, regional, state or local wholesale or retail markets for electric power or fuel or related products, including those due to actions by competitors, (iii) changes or developments in national, regional, state or local electric transmission or distribution systems, (iv) changes or developments in financial or securities markets or the economy in general or effects of weather or meteorological events, (v) events or changes that are consequences of terrorist activity, acts of war or acts of public enemies (other than any such event or consequence affecting only the Company or a Company Subsidiary) or (vi) the negotiation, announcement, execution, delivery, consummation or anticipation of the transactions contemplated by, or in compliance with, this Agreement. As used in this Agreement, the term "knowledge" (i) when referring to the knowledge of the Seller shall mean the actual knowledge of an executive officer of the Seller, and (ii) when referring to the knowledge of the Company or CILCO shall mean the actual knowledge after reasonable due inquiry of an executive officer of the Company or CILCO, as the case may be.

     Section 3.2 Subsidiaries; Capitalization.

          (a) Section 3.2 of the Seller Disclosure Schedule sets forth a complete list, as of the date hereof, of all of the Company Subsidiaries and their respective jurisdictions of incorporation or organization. All of the issued and outstanding shares of capital stock of each Company Subsidiary have been duly authorized and are validly issued, fully paid and nonassessable, and are owned, directly or indirectly, by the Company free and clear of any liens, claims, security interests and other encumbrances of any nature whatsoever ("Encumbrances"). As used in this Agreement, the term "Subsidiary" of a Person shall mean any corporation or other entity (including partnerships and other business associations and joint ventures) of which at least a majority of the voting power represented by the outstanding capital stock or other voting securities or interests having voting power under ordinary circumstances to elect directors or similar members of the governing body of such corporation or entity (or, if there are no such voting interests, 50% or more of the equity interests in such corporation or entity) shall at the time be held, directly or indirectly, by such Person. The term "Company Subsidiary" shall mean a Subsidiary of the Company. The Company is an exempt "public utility holding company" (as defined in the Public Utility Holding Company Act of 1935, as amended ("PUHCA")). CILCO is a public utility company within the meaning of
Section 2(a)(5) of PUHCA. With the exception of the Company and CILCO, no Company Subsidiary is a "holding company" or a "public utility company" within the meaning of Sections 2(a)(7) and 2(a)(5) of PUHCA, respectively.

          (b) The authorized capital stock of the Company consists of 10,000 shares of Common Stock, of which 1,000 Shares are issued and outstanding. As of the date hereof, all Shares have been duly authorized and are validly issued, fully paid and nonassessable and free of preemptive rights, and are owned, directly or indirectly, by the Seller free and clear of any Encumbrances, except for any Encumbrances created by this Agreement, and there are no options, warrants, calls, rights, commitments or agreements of any character to which the Seller is a party or by which it is bound obligating the Seller to issue, deliver or sell, pledge, grant a security interest or encumber or cause to be issued, delivered or sold, pledged or encumbered or a security interest to be granted on, any shares of capital stock of the Company or obligating the Seller to grant, extend or enter into any such option, warrant, call, right, commitment or agreement.

          (c) The authorized capital stock of CILCO consists as of the date hereof of 20,000,000 shares of common stock, no par value; 1,500,000 shares of preferred stock, par value $100 per share ("CILCO Preferred Stock"), consisting of 111,264 shares of 4.50 percent Series CILCO Preferred Stock ("4.50% Series Preferred"), 79,940 shares of 4.64 percent Series CILCO Preferred Stock ("4.64% Series Preferred"), and 1,308,796 shares of Undesignated Series CILCO Preferred Stock ("Undesignated Series Preferred"); 3,500,000 shares of Class A preferred stock, no par value ("CILCO Class A Preferred Stock"), consisting of 220,000 shares of 5.85 percent Series CILCO Class A Preferred Stock ("5.85% Series Class A Preferred"), 250,000 shares of Flexible Auction Rate Series CILCO Class A Preferred Stock ("Flexible Auction Rate Series Class A Preferred"), and 3,030,000 shares of Undesignated Series CILCO Class A Preferred Stock ("Undesignated Series Class A Preferred"); and 2,000,000 shares of Undesignated Series CILCO Preference Stock, no par value ("CILCO Preference Stock"). With respect to the capital stock of CILCO, (i) 13,563,871 shares of CILCO Common Stock are issued and outstanding, all of which are owned by the Company free and clear of any Encumbrances and (ii) 111,264 shares of 4.50% Series Preferred, 79,940 shares of 4.64% Series Preferred, no shares of Undesignated Series Preferred, 220,000 shares of 5.85% Class A Series Preferred, no shares of Flexible Auction Rate Series Class A Preferred, no shares of Undesignated Series Class A Preferred and no shares of CILCO Preference Stock are issued and outstanding. All of the issued and outstanding shares of CILCO capital stock are validly issued, fully paid, nonassessable and free of preemptive rights. There are no options, warrants, calls, rights, commitments or agreements of any character to which the Company or any Company Subsidiary is a party or by which it is bound obligating the Company or any Company Subsidiary to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock of the Company or any Company Subsidiary or obligating the Company to grant, extend or enter into any such option, warrant, call, right, commitment or agreement.

     Section 3.3 Authority; Non-Contravention;  Statutory Approvals; Compliance.

          (a) Authority. The Seller has all requisite corporate power and authority to enter into this Agreement and, subject to the receipt of the applicable Seller Required Statutory Approvals (as defined in Section 3.3(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation by the Seller of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Seller. No vote of, or consent by, the holders of any class or series of stock issued by the Seller is necessary to authorize the execution and delivery by the Seller of this Agreement or the consummation by it of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Seller and, assuming the due authorization, execution and delivery hereof by the Purchaser, constitutes the valid and binding obligation of the Seller enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (b) Non-Contravention. The execution and delivery of this Agreement by the Seller does not, and the consummation of the transactions contemplated hereby will not, violate or result in a breach of any provision of, constitute a default (with or without notice or lapse of time or both) under, result in the termination or modification of, accelerate the performance required by, result in a right of termination, cancellation or acceleration of any obligation or the loss of a benefit under, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or any Company Subsidiary (any such violation, breach, default, right of termination, modification, cancellation or acceleration, loss or creation, is referred to herein as a "Violation" with respect to the Seller and the Company and such term when used in Article IV has a correlative meaning with respect to the Purchaser) pursuant to any provisions of (i) the articles of incorporation, by-laws or similar governing documents of the Seller, the Company or any Company Subsidiary, (ii) subject to obtaining the Seller Required Statutory Approvals, any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority (as defined in Section 3.3(c)) applicable to the Seller, the Company or any Company Subsidiary or any of their respective properties or assets, or (iii) subject to obtaining the third-party consents set forth in
Section 3.3(b)(iii) of the Seller Disclosure Schedule (the "Seller Required Consents"), any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Seller, the Company or any Company Subsidiary is a party or by which they or any of their respective properties or assets may be bound or affected, except in the case of clause (ii) or (iii) for any such Violation which would not have a Company Material Adverse Effect or prevent, materially delay or materially impair the Seller's ability to consummate the transactions contemplated by this Agreement.

          (c) Statutory Approvals. Except for (i) the filings by the Seller, the Company and/or the Purchaser, as applicable, required under the HSR Act (as defined in Section 6.2(a)), (ii) the applicable requirements of the Exchange Act and the rules and regulations promulgated thereunder, (iii) any filings with or approvals from (v) the Federal Energy Regulatory Commission (the "FERC"), (w) the Securities and Exchange Commission (the "SEC") under PUHCA, (x) the ICC, (y) the Federal Communications Commission (the "FCC"), and (z) the other Governmental Authorities set forth on Section 3.3(c) of the Seller Disclosure Schedule (the filings and approvals referred to in clauses (i) through (iii) collectively referred to as the "Seller Required Statutory Approvals"), no declaration, filing or registration with, or notice to or authorization, consent or approval of, any court, federal, state, local or foreign governmental or regulatory body (including a national securities exchange or other self-regulatory body) or authority (each, a "Governmental Authority") is necessary for the execution and delivery of this Agreement by the Seller or the consummation by the Seller of the transactions contemplated hereby, except those which the failure to obtain would not result in a Company Material Adverse Effect or would not prevent, materially delay or materially impair the Seller's ability to consummate the transactions contemplated by this Agreement (it being understood that references in this Agreement to "obtaining" such Seller Required Statutory Approvals shall mean making such declarations, filings or registrations; giving such notices; obtaining such authorizations, consents or approvals; and having such waiting periods expire as are necessary to avoid a violation of law).

          (d) Compliance. To the knowledge of the Seller or the Company, neither the Company nor any Company Subsidiary is in violation of, is under investigation with respect to any violation of, or has been given notice of or been charged with any violation of, any law, statute, order, rule, regulation, ordinance or judgment of any Governmental Authority, except for possible violations which would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement. To the knowledge of the Seller and the Company, the Company and each Company Subsidiary have all material permits, licenses, franchises and other governmental authorizations, consents and approvals (collectively, "Permits") necessary to conduct their businesses as presently conducted except those that the absence of which would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement. Except as would not have a Company Material Adverse Effect, (i) each Permit is in full force and effect in accordance with its terms, (ii) there is no outstanding written notice, or to the knowledge of the Seller or the Company, any other notice of revocation, and there are no proceedings pending or, to the knowledge of the Seller or the Company, threatened that seek the revocation, cancellation or termination of any Permit. Neither the Company nor any Company Subsidiary is in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default by the Company or any Company Subsidiary under, (i) their respective articles of incorporation or by-laws or (ii) any contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which it is a party or by which it is bound or to which any of its property is subject, except in the case of clause
(ii) for possible violations, breaches or defaults which would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement.

     Section 3.4 Company SEC Reports; Financial Statements. The filings required to be made by the Company and the Company Subsidiaries under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), PUHCA, the Federal Power Act and applicable state municipal, local and other laws, including franchise and public utility laws and regulations, have been filed with the SEC, the FERC, the ICC or any other applicable Governmental Authority, as the case may be, and complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate statutes and the rules and regulations thereunder. As of their respective dates, the Company SEC Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements of the Company and CILCO included in the Company SEC Reports (collectively, the "Company Financial Statements") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") applied on a consistent basis during the period involved (except as may be stated in the notes thereto) and fairly present the consolidated financial position and the consolidated results of operations and cash flows (and changes in financial position, if any) of the Company and the Company Subsidiaries as of the time and for the period referred to therein, subject, in the case of unaudited interim financial statements, to normal, recurring audit adjustments.

     Section 3.5 Absence of Certain Changes or Events; Absence of Undisclosed Liabilities.

          (a) Since December 31, 2001 through the date hereof, the Company and each of the Company Subsidiaries has conducted its businesses only in the ordinary course of business consistent with past practice and there has not been any development or combination of developments affecting the Company or any Company Subsidiary, of which the Seller or the Company has knowledge, that would have a Company Material Adverse Effect.

          (b) Neither the Company nor any of the Company Subsidiaries has any liabilities or obligations (whether absolute, accrued, contingent or otherwise) of any nature, except those which (i) are accrued or reserved against in the most recent audited financial statements or reflected in the notes thereto, (ii) were incurred in the ordinary course of business and would not have a Company Material Adverse Effect, (iii) have been discharged or paid in full prior to the date hereof, or (iv) are of a nature not required to be reflected in the consolidated financial statements of the Company and its Subsidiaries prepared in accordance with GAAP consistently applied.

     Section 3.6 Litigation. There are no claims, suits, actions or proceedings before any court, governmental department, commission, agency, instrumentality or authority or any arbitrator pending or, to the knowledge of the Seller or the Company, threatened against, relating to or affecting the Company or any Company Subsidiary which would have a Company Material Adverse Effect or would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. There are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to the Company or any Company Subsidiary except for such that would not have a Company Material Adverse Effect or would prevent, materially delay or materially impair the
Purchaser's  ability  to  consummate  the  transactions   contemplated  by  this
Agreement.

     Section 3.7 Tax Matters.

          (a) (i) Each of the Seller, the Company and each Company Subsidiary has timely filed (or has had filed on its behalf) with appropriate taxing authorities all material Tax Returns required to be filed by it, such Tax Returns are correct, complete and accurate in all material respects, and all Taxes shown as due on such Tax Returns have been paid; (ii) all material Tax withholding and deposit requirements imposed on or with respect to the Seller, the Company and each Company Subsidiary (including any withholding with respect to wages or other amounts paid to employees) have been satisfied in full; (iii) there are no outstanding requests, agreements, consents or waivers to extend the statutory period of limitations applicable to the assessment or collection of any material Taxes or deficiencies against the Seller, the Company or any

Company Subsidiary; (iv) no federal, state, local, or foreign Audits for which the Seller, the Company, or any Company Subsidiary has received written notification are presently pending with regard to any material Taxes or material Tax Returns filed by or on behalf of the Seller, the Company or any Company Subsidiary; (v) neither the Company nor any Company Subsidiary is a party to any agreement providing for the allocation or sharing of Taxes; and (vi) none of the Seller, the Company or any Company Subsidiary has been a member of any affiliated group filing a consolidated federal income Tax Return (other than a group the common parent of which is the Seller or the Company).

          (b) As used in this Agreement: (i) the term "Tax" means all federal, state, local and foreign income, profits, franchise, gross receipts, environmental, customs duty, capital stock, severance, stamp, payroll, sales, employment, unemployment, disability, use, property, withholding, excise, production, value added, occupancy and other taxes, duties or assessments of any nature whatsoever, together with all interest, penalties and additions imposed with respect thereto; (ii) the term "Tax Return" means all returns and reports (including elections, declarations, disclosures, schedules, estimates, information returns, and amended returns and reports) required to be supplied to a Tax authority relating to Taxes; and (iii) the term "Audit" means any audit, assessment of Taxes, reassessment of Taxes, or other examination by any Governmental Authority or any judicial or administrative proceedings or appeal of such proceedings.

     Section 3.8 Employee Benefits; ERISA.

          (a) Company Plans. Section 3.8(a) of the Seller Disclosure Schedule contains a true and complete list of each deferred compensation and each bonus or other incentive compensation, stock purchase, stock option and other equity compensation plan, program, agreement or arrangement; each severance or termination pay, medical, surgical, hospitalization, life insurance and other "welfare" plan, fund or program (within the meaning of Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")); each profit-sharing, stock bonus or other "pension" plan, fund or program (within the meaning of Section 3(2) of ERISA); each employment, termination, change-of-control, or severance agreement; and each other employee benefit plan, fund, program, agreement or arrangement, in each case, that is sponsored, maintained or contributed to or required to be contributed to by the Company, a Company Subsidiary, or by any trade or business, whether or not incorporated, that together with the Company, or a Company Subsidiary, would be deemed a "single employer" within the meaning of Section 414(b), (c), (m) or (o) of the Code (an "ERISA Affiliate"), or to which the Company, a Company Subsidiary or an ERISA Affiliate is a party in each case for the benefit of any current or former employee, officer or director of the Company or a Company Subsidiary (the "Company Plans").

          (b) Deliveries. With respect to each Company Plan, the Seller has heretofore delivered or made available to the Purchaser true and complete copies of, as applicable, (i) the Company Plan and any amendments thereto; (ii) if the Company Plan is funded through a trust or any third party funding vehicle, a copy of the trust or other funding agreement; and (iii) the most recent determination letter received from the Internal Revenue Service with respect to each Company Plan intended to qualify under Section 401 of the Code, and the most recent letter of recognition of exemption with respect to any Company Plan or related trust that is intended to meet the requirements of Section 501(c)(9) of the Code; (iv) the most recent summary plan description and subsequent summaries of material modifications; (v) the most recently filed Form 5500; and
(vi) the most recently prepared actuarial valuation report.

          (c) Absence of Liability. No material liability under Title IV of ERISA has arisen with respect to the Company, a Company Subsidiary or any ERISA Affiliate that has not been satisfied in full and which would cause the Company or any Company Subsidiary to incur any material liability, and, to the knowledge of the Seller or the Company, no condition exists that presents a material risk to the Company or any Company Subsidiary of incurring any such liability, other than liability for premiums due the Pension Benefit Guaranty Corporation ("PBGC") (which premiums have been paid when due).

          (d) Funding. No Company Plan subject to Title IV of ERISA (a "Title IV Company Plan"), Section 302 of ERISA or Section 412 of the Code, or any trust established thereunder and no other plan subject to Title IV of ERISA, Section 302 of ERISA or Section 412 of the Code maintained or contributed to by any ERISA Affiliate has incurred any "accumulated funding deficiency" (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, as of the last day of the most recent fiscal year of such plan ended prior to the Closing Date which deficiency could cause the Company or any Company Subsidiary to incur any material liability. All contributions or payments required to be made by the Company, any Company Subsidiary or any ERISA Affiliate with respect to any Company Plan have been timely made. The aggregate accumulated benefit obligations of each Title IV Company Plan (as of the most recent actuarial valuation date) do not exceed the fair market value of the assets of such plan (as of the date of such valuation).

          (e) Multiemployer Plan. No Title IV Company Plan is a "multiemployer plan," as defined in Section 4001(a)(3) of ERISA, nor is any Title IV Company Plan a plan described in Section 4063(a) of ERISA.

          (f) No Violations. Each Company Plan has been operated and administered in all material respects in accordance with its terms and applicable law, including but not limited to ERISA and the Code. No investigation, audit or dispute relating to any Company Plan is pending or, to the knowledge of the Seller and the Company, threatened before any governmental agency. None of the Seller, the Company, the Company Subsidiaries nor, to the knowledge of the Seller or the Company, any other "disqualified person" (within the meaning of Section 4975 of the Code) or "party in interest" (within the meaning of Section 3(14) of ERISA) has taken or omitted to take any action with respect to any Company Plan which would subject any such plan (or its related trust), the Company or any Company Subsidiary or any officer, director or employee of any of the foregoing to any penalty or tax under Section 502(i) of ERISA or Section 4975 of the Code or material liability for breach of fiduciary responsibility under ERISA. Neither the Company nor any Company Subsidiary has agreed to indemnify any other party for any liabilities or expenses which have been or may in the future be incurred by or asserted against such person with respect to any Company Plan, which indemnification would have a Company Material Adverse Effect.

          (g) Section 401(a) Qualification; Exemption. Each Company Plan intended to be "qualified" within the meaning of Section 401(a) of the Code is so qualified except where the failure to be so qualified would not have a Company Material Adverse Effect and has received a determination letter from the Internal Revenue Service to the effect that it is so qualified. To the knowledge of the Seller and the Company, nothing has occurred since the issuance of such letter which would affect such Company Plan's qualification. Each Company Plan or related trust intended to meet the requirements of Section 501(c)(9) of the Code meets such requirements and has received a letter of recognition of exemption from the Internal Revenue Service to that effect. To the knowledge of the Seller and the Company, nothing has occurred since the issuance of such letter which could affect such Company Plan's or related trust's exemption under
Section 501(a) of the Code by reason of Section 501(c)(9) of the Code.

          (h) Post-Employment Benefits. No Company Plan provides medical, surgical, hospitalization, death or similar benefits (whether or not insured) for employees or former employees of the Company or any Company Subsidiary for periods extending beyond their respective dates of retirement or other termination of service, other than (i) coverage mandated by applicable law, (ii) death benefits under any "pension plan," or (iii) benefits the full cost of which is borne by the current or former employee (or his beneficiary).

          (i) Deductibility. No amounts payable under the Company Plans will fail to be deductible for federal income tax purposes by virtue of Section 280G of the Code.

          (j) Effect of Change of Control. The consummation of the transactions contemplated by this Agreement will not, either alone or in combination with another related event, (i) entitle any current or former employee, officer or director of the Company to severance pay, unemployment compensation or any other payment, except as expressly provided in this Agreement, or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due any such employee, officer or director.

          (k) Claims. There are no pending or, to the knowledge of the Seller or the Company, threatened claims by or on behalf of any Company Plan, by any current or former employee, officer or director or beneficiary thereof covered under any such Company Plan, or otherwise involving any such Company Plan (other than routine claims for benefits), and neither the Seller nor the Company has knowledge of facts which would form a reasonable basis for any such claim.

     Section 3.9 Labor and Employee Relations. Neither the Company nor the Company Subsidiaries are party to any collective bargaining agreement or other labor agreement with any union or labor organization. Except to the extent as would not have a Company Material Adverse Effect, as of the date hereof, there is no strike, lockout, slowdown or work stoppage pending or, to the knowledge of the Seller or the Company, threatened against the Company or any of the Company Subsidiaries.

     Section 3.10 Environmental Protection.

          (a) To the knowledge of the Seller or the Company, the Company and each Company Subsidiary are in compliance with all applicable Environmental Laws, including, but not limited to, possessing all permits and other governmental authorizations required for their operations under applicable Environmental Laws, except for such noncompliance that would not have a Company Material Adverse Effect.

               (i) To the knowledge of the Seller or the Company, there is no pending or threatened written claim, lawsuit, or administrative proceeding against the Company or any Company Subsidiary under or pursuant to any Environmental Law that would have a Company Material Adverse Effect.
     Neither the Company nor any Company Subsidiary is subject to any administrative or judicial consent order or decree in connection with any Environmental Laws or the release of Hazardous Substances that is having or would have a Company Material Adverse Effect. Neither the Company nor any Company Subsidiary has received written notice from any Person, including but not limited to any Governmental Authority, alleging that the Company or any Company Subsidiary is in violation or potentially in violation of any applicable Environmental Law or otherwise may be liable under any applicable Environmental Law, which violation or liability is unresolved and which would have a Company Material Adverse Effect. As used in this Agreement, the term "Person" shall mean any natural person, corporation, general or limited partnership, limited liability company, joint venture, trust, association or entity of any kind.

               (ii) To the knowledge of the Seller or the Company, with respect to the real property that was formerly or is currently owned or leased by the Company or any Company Subsidiary, there have been no spills or discharges of Hazardous Substances on or underneath any of such real property that would result in a Company Material Adverse Effect.

               (iii)Notwithstanding anything else to the contrary in this Agreement, including, without limitation, Sections 3.10(a)(i) and (ii) of this Agreement, the Seller expressly makes no representation and warranty with respect to compliance by the Company and the Company Subsidiaries with Environmental Laws relating to the construction of new, or modification of existing, sources of air emissions, except that, the Company and the Company Subsidiaries are not subject to any judicial or administrative proceeding or the subject of any state or Federal information request relating to the construction of new, or modification of existing, sources of air emissions, other than such proceedings or information requests as would not have a Company Material Adverse Effect.

          (b) For purposes of this Agreement:

               (i) "Environmental Laws" shall mean all foreign, federal, state and local laws, regulations, rules and ordinances relating to pollution or protection of the environment, including, without limitation, laws relating to releases or threatened releases of Hazardous Substances into the environment (including, without limitation, ambient air, surface water, groundwater, land, surface and subsurface strata). Such laws include the common law to the extent that it relates to injuries caused by the release or presence of Hazardous Substances.

               (ii) "Hazardous Substances" shall mean any chemicals, materials or substances defined as or included in the definition of "hazardous substances", "hazardous wastes", "hazardous materials", "hazardous constituents", "restricted hazardous materials", "extremely hazardous substances", "toxic substances", "contaminants", "pollutants", "toxic pollutants", or words of similar meaning and regulatory effect under any applicable Environmental Law including, without limitation, petroleum and asbestos.

          (c) The  representations and warranties set forth in this Section 3.10
are  the  sole  and  exclusive   representations   and  warranties  relating  to
environmental matters made by the Seller in this Agreement.

     Section 3.11 Regulation as a Utility. CILCO is regulated as a public utility by the FERC and in the State of Illinois and in no other state. Except as set forth in the preceding sentence, as of the date hereof, neither the Company nor any "subsidiary company" or "affiliate" (as each such term is defined in PUHCA) of the Company (other than CILCO and Central Illinois Generation, Inc.) is subject to regulation as a public utility or public service company (or similar designation) by the FERC or any municipality, locality or state in the United States or any foreign country.

     Section 3.12 Insurance. Each of the Company and the Company Subsidiaries is insured and has been continuously insured since January 1, 1997 with financially responsible or nationally recognized insurers in such amounts and against such types of risks as is customary and appropriate in its industry or otherwise deemed reasonable by the Seller. The Seller has not received any written notice of cancellation or termination with respect to any insurance policy of the Company or the Company Subsidiaries except as would not have a Company Material Adverse Effect.

     Section 3.13 Real Property. Except as would not have a Company Material Adverse Effect: (a) the Company or a Company Subsidiary has good and valid title to, or a valid leasehold interest in, all of the real property used by the

Company or the Company Subsidiaries or otherwise reflected in the Company SEC Reports or financial statements (collectively, the "Company Properties"), in each case free and clear of any Encumbrances and (b) the Company Properties (taking into account, without limitation, all Encumbrances related thereto, all zoning and other restrictions applicable thereto and the condition thereof) are suitable and adequate for the conduct of the businesses of the Company and the Company Subsidiaries as currently conducted.

     Section 3.14 Affiliate Contracts. Section 3.14 of the Seller Disclosure Schedule contains a true and complete list of each agreement or contract as of the date hereof between (i) the Company and its Subsidiaries, on one hand, and
(ii) the Seller and any affiliate thereof (other than the Company and its Subsidiaries) on the other (collectively, the "Affiliate Contracts").

     Section 3.15 Brokers or Finders. Neither the Seller nor the Company has entered into any agreement or arrangement entitling any agent, broker, investment banker, financial advisor or other firm or Person to any broker's or finder's fee or any other commission or similar fee in connection with any of the transactions contemplated by this Agreement, except Lehman Brothers Inc., whose fees and expenses will be paid by the Seller in accordance with the Seller's agreements with such firm.

     Section 3.16      Contracts.

          (a) Section 3.16(a) of the Seller Disclosure Schedule contains a complete and correct list of all contracts relating to the business of the Company and the Company Subsidiaries as of the date hereof which (i) have a term in excess of one year and (ii) provide for aggregate consideration in an amount in excess of $10 million (the "Material Contracts"). There are no defaults under any Material Contracts which have or would have a Company Material Adverse Effect. As of the date hereof, the Seller has not received any written notice of cancellation relating to a Material Contract and has no knowledge of facts that a Material Contract is likely to be cancelled, except for such cancellations which would not have a Company Material Adverse Effect. The Seller has provided or made available to the Purchaser true, correct and complete copies by their terms of all Material Contracts, including all amendments thereto except for such contracts that by their terms prohibit disclosure to third parties. The Seller shall cause CILCO to arrange and maintain an adequate supply for meeting CILCO's native electric load and off-system retail sales load.

          (b) Each Material Contract is a valid and binding agreement and is in full force and effect except to the extent such contract has expired by its own terms without penalty, and enforceable by the Company or any of the Company Subsidiaries in accordance with its terms, and none of the Company and the Company Subsidiaries or, to the knowledge of the Seller or the Company, any other party thereto is in default or breach under the terms of any such contracts and, to the knowledge of the Seller or the Company, no event or circumstance has occurred that, with notice or lapse of time or both, would constitute any event of default thereunder, other than in each case defaults or breaches that would not have a Company Material Adverse Effect.

     Section 3.17 Regulatory Proceedings. Neither the Company nor any of the Company Subsidiaries all or part of whose rates or services are regulated by a Governmental Authority (a) has rates that have been or are being collected subject to refund (other than purchase gas adjustment provisions, fuel adjustment clauses and purchase fuel adjustment provisions), pending final resolution of any rate proceeding pending before a Governmental Authority or on appeal to the courts, or (b) is a party to any rate proceeding before a Governmental Authority that in each case would result in orders having a Company Material Adverse Effect.

     Section 3.18 Limitation on Representations and Warranties. Except for the representations and warranties contained in this Article III, neither the Seller nor any other Person or entity acting on behalf of the Seller makes any representation or warranty, express or implied, concerning the Shares or the business, finances, operations, assets, liabilities, prospects or any other aspect of the Company and the Company Subsidiaries.

                                   ARTICLE IV
                 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     The Purchaser represents and warrants to the Seller that except as set forth in the reports, schedules, registration statements and definitive proxy statements and all amendments thereto filed publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement with the SEC by the Purchaser or any Purchaser Subsidiary (or their predecessors) pursuant to the requirements of the Securities Act or the Exchange Act (as such documents have since the time of their filing been amended publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement, the "Purchaser SEC Reports") or in the schedule delivered by the Purchaser on the date hereof (the "Purchaser Disclosure Schedule"):

     Section 4.1 Organization and Qualification. The Purchaser and each of the Purchaser Subsidiaries (as defined below) is a corporation or other entity duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has all requisite power and authority to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary other than in such jurisdictions where the failure to be so qualified or in good standing would not have a Purchaser Material Adverse Effect (as defined below) or prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. As used in this Agreement, the term "Purchaser Material Adverse Effect" shall mean any material adverse effect on the business, assets, financial condition or results of operations of the Purchaser and the Purchaser Subsidiaries, taken as a whole; provided, however, that the term "Purchaser Material Adverse Effect" shall not include effects that result from or are consequences of (i) any such effect resulting from any change in law, rule, or regulation of any Governmental Authority (as defined in Section 3.3(c)) that applies generally to similarly situated Persons (as defined in

Section 3.10(a)(ii)), (ii) changes or developments in international, national, regional, state or local wholesale or retail markets for electric power or fuel or related products, including those due to actions by competitors, (iii)
changes or developments in national, regional, state or local electric transmission or distribution systems, (iv) changes or developments in financial or securities markets or the economy in general or effects of weather or meteorological events, (v) events or changes that are consequences of terrorist activity, acts of war or acts of public enemies (other than any such event or consequence affecting only the Purchaser or a Purchaser Subsidiary) or (vi) the negotiation, announcement, execution, delivery, consummation or anticipation of the transactions contemplated by, or in compliance with, this Agreement. The term "Purchaser Subsidiary" shall mean a Subsidiary of the Purchaser.

     Section 4.2 Authority; Non-Contravention;  Statutory Approvals; Compliance.

          (a) Authority. The Purchaser has all requisite corporate power and authority to enter into this Agreement and, subject to the receipt of the applicable Purchaser Required Statutory Approvals (as defined in Section 4.2(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation by the Purchaser of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Purchaser. No vote of, or consent by, the holders of any class or series of stock issued by the Purchaser is necessary to authorize the execution and delivery by the Purchaser of this Agreement or the consummation by it of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, assuming the due authorization, execution and delivery hereof by the Seller, constitutes the valid and binding obligation of the Purchaser enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (b) Non-Contravention. The execution and delivery of this Agreement by the Purchaser does not, and the consummation of the transactions contemplated hereby will not, result in a Violation pursuant to any provisions of (i) the certificate of incorporation, by-laws or similar governing documents of the Purchaser or any of the Purchaser Subsidiaries, (ii) subject to obtaining the Purchaser Required Statutory Approvals, any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority applicable to the Purchaser or any of the Purchaser Subsidiaries or any of their respective properties or assets, or (iii) subject to obtaining the third-party consents set forth in Section 4.2(b)(iii) of the Purchaser Disclosure Schedule (the "Purchaser Required Consents"), any material note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Purchaser or any of the Purchaser Subsidiaries is a party or by which they or any of their respective properties or assets may be bound or affected, except in the case of clause (ii) or (iii) for any such Violation which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

          (c) Statutory Approvals. Except for (i) the filings by the Seller, the Company and/or the Purchaser, as applicable, required under the HSR Act (as defined below), (ii) the applicable requirements of the Exchange Act and the rules and regulations promulgated thereunder, and (iii) any filings with or approvals from (v) the FERC, (w) the SEC under PUHCA, (x) the ICC, (y) the FCC and (z) the other Governmental Authorities set forth on Section 4.2(c) of the Purchaser Disclosure Schedule (the filings and approvals referred to in clauses
(i) through (iii) collectively referred to as the "Purchaser Required Statutory Approvals"), no declaration, filing or registration with, or notice to or authorization, consent or approval of, any Governmental Authority is necessary for the execution and delivery of this Agreement by the Purchaser or the consummation by the Purchaser of the transactions contemplated hereby, except those which the failure to obtain would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement (it being understood that references in this Agreement to "obtaining" such Purchaser Required Statutory Approvals shall mean making such declarations, filings or registrations; giving such notices; obtaining such authorizations, consents or approvals; and having such waiting periods expire as are necessary to avoid a violation of law).

          (d) Compliance. Neither the Purchaser nor any of the Purchaser Subsidiaries is under investigation with respect to any violation of, or has been given notice of or been charged with any violation of, any law, statute, order, rule, regulation, ordinance or judgment of any Governmental Authority, except for possible violations which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. The Purchaser and the Purchaser Subsidiaries have all permits, licenses, franchises and other governmental authorizations, consents and approvals necessary to conduct their businesses as presently conducted except those that the absence of which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. Neither the Purchaser nor any of the Purchaser Subsidiaries is in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default by the Purchaser or any Purchaser Subsidiary under (i) their respective certificates of incorporation or by-laws or (ii) any contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which they are a party or by which the Purchaser or any Purchaser Subsidiary is bound or to which any of their property is subject, except for possible violations, breaches or defaults which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

     Section 4.3 Purchaser SEC Reports; Financial Statements. The filings required to be made by the Purchaser under the Securities Act and the Exchange Act have been filed with the SEC and complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate statutes and the rules and regulations thereunder. As of their respective dates, none of the Purchaser SEC Reports contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements of the Purchaser included in the Purchaser SEC Reports have been prepared in accordance with GAAP applied on a consistent basis during the period involved (except as may be stated in the notes thereto) and fairly present the consolidated financial position and the consolidated results of operations and cash flows (and changes in financial position, if any) of the Purchaser as of the time and for the period referred to therein, subject, in the case of unaudited interim financial statements, to normal, recurring audit adjustments.

     Section 4.4 Litigation. There are no claims, suits, actions or proceedings by any court, governmental department, commission, agency, instrumentality or authority or any arbitrator, pending or, to the knowledge of the Purchaser, threatened against, relating to or affecting the Purchaser or any Purchaser Subsidiaries which would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. There are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to the Purchaser or any Purchaser Subsidiaries except for such that would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

     Section 4.5 Investigation by the Purchaser; the Seller's Liability. The Purchaser has conducted its own independent investigation, review and analysis of the business, operations, assets, liabilities, results of operations, financial condition, software, technology and prospects of the Company and the Company Subsidiaries, which investigation, review and analysis was done by the Purchaser and its affiliates and, to the extent the Purchaser deemed appropriate, by the Purchaser's representatives. The Purchaser acknowledges that it and its representatives have been provided adequate access to the personnel, properties, premises and records of the Company and the Company Subsidiaries for such purpose. In entering into this Agreement, the Purchaser acknowledges that it has relied solely upon the aforementioned investigation, review and analysis and not on any factual representations of the Seller or its representatives (except the specific representations and warranties of the Seller set forth in Article III of this Agreement), and the Purchaser:

          (a) acknowledges that none of the Seller or any of its directors, officers, shareholders, employees, affiliates, controlling Persons, agents, advisors or representatives makes or has made any representation or warranty, either express or implied, as to the accuracy or completeness of any of the information (including materials furnished in the Company's data room, presentations by the Company's management, financial projections or otherwise) provided or made available to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, agents or representatives, and

          (b) agrees, to the fullest extent permitted by law, that none of the Seller, the Company, the Company Subsidiaries or any of their respective directors, officers, employees, shareholders, affiliates, controlling Persons, agents, advisors or representatives shall have any liability or responsibility whatsoever to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, agents or representatives on any basis (including in contract or tort, under federal or state securities laws or otherwise) based upon any information provided or made available, or statements made (including materials furnished in the Company's data room, presentations by the Company's management, financial projections or otherwise) to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, advisors, agents or representatives (or any omissions therefrom), including in respect of the specific representations and warranties of the Seller set forth in this Agreement, except that the foregoing limitations shall not apply to the Seller insofar as the Seller makes the specific representations and warranties set forth in Article III of this Agreement, but always subject to the limitations and restrictions contained in Article IX.

     Section 4.6 Acquisition of Shares for Investment; Ability to Evaluate and Bear Risk.

          (a) The Purchaser is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act. The Purchaser is acquiring the Shares for investment and not with a view toward, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the Shares. The Purchaser agrees that the Shares may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, except pursuant to an exemption from such registration under such Act and such laws.

          (b) The Purchaser is able to bear the economic risk of holding the Shares for an indefinite period, and has knowledge and experience in financial and business matters such that it is capable of evaluating the risks of the investment in the Shares.

          (c) The Purchaser acknowledges that the By-Laws of the Company contain certain provisions relating to the separateness of the Company from its parent company, including, without limitation, certain provisions in Articles III and VII thereof.

     Section 4.7 Financing. The Purchaser will have as of the Closing sufficient cash in immediately available funds to pay the Estimated Purchase Price pursuant to Article I hereof and to consummate the transactions contemplated hereby.

     Section 4.8 Brokers or Finders. The Purchaser has not entered into any agreement or arrangement entitling any agent, broker, investment banker, financial advisor or other firm or Person to any broker's or finder's fee or any other commission or similar fee in connection with any of the transactions contemplated by this Agreement, except Goldman, Sachs & Co., whose fees and expenses will be paid by the Purchaser in accordance with the Purchaser's agreement with such firm.

                                   ARTICLE V
                     CONDUCT OF BUSINESS PENDING THE CLOSING

     Section 5.1 Covenants of the Seller. After the date hereof and prior to the Closing or earlier termination of this Agreement, the Seller agrees that, except as set forth in Section 5.1 of the Seller Disclosure Schedule and except (i) as contemplated in or permitted by this Agreement, (ii) as provided for in the annual budgets or capital budgets (copies of which, in their current form, have been made available to the Purchaser and included in the Seller Disclosure Schedules) for the Company and each Company Subsidiary, (iii) in connection with necessary repairs due to breakdown or casualty, or other actions taken in response to a business emergency or other unforeseen operational matters, (iv) as required by law, rule or regulation, or (v) to the extent the Purchaser shall otherwise consent, which decision regarding consent shall be made promptly and which consent shall not be unreasonably withheld, conditioned or delayed:

          (a) the business of the Company and each Company Subsidiary shall be conducted in the ordinary and usual course in substantially the same manner as heretofore conducted and, to the extent consistent therewith, the Company and each Company Subsidiary shall use its respective commercially reasonable efforts to preserve its business organization intact and maintain its existing relations and goodwill with customers, suppliers, creditors, lessors and business associates;

          (b) the Company shall not, nor shall the Company permit any of the Company Subsidiaries to, (i) amend their articles of incorporation or by-laws other than amendments which are ministerial in nature or otherwise immaterial;
(ii) split,  combine or reclassify  their  outstanding  shares of capital stock;
(iii) declare, set aside or pay any dividend payable in cash, stock or property in respect of any capital stock other than (A) dividends paid to the Company or its wholly-owned Subsidiaries, (B) dividends required to be paid on any CILCO Preferred Stock, CILCO Class A Preferred Stock or CILCO Preference Stock in accordance with the terms thereof, or (C) dividends in respect of earnings of the Company for the period between December 31, 2001 and the Closing Date to the extent permitted by applicable loan agreements and indentures of the Company; or
(iv) repurchase, redeem or otherwise acquire any shares of its capital stock or any securities convertible into or exchangeable or exercisable for any shares of its capital stock, other than redemptions, purchases or acquisitions required by the respective terms of any series of CILCO Preferred Stock or CILCO Class A Preferred Stock;

          (c) neither the Company nor any Company Subsidiary shall issue, sell, or dispose of any shares of, or securities convertible into or exchangeable or exercisable for, or options, warrants, calls, commitments or rights of any kind to acquire, any shares of its capital stock of any class or any other property or assets;

          (d) neither the Company nor any Company Subsidiary shall incur any indebtedness except for indebtedness that is incurred in the ordinary and usual course of business and complies with the restrictions of Section 5.1(d) of the Seller Disclosure Schedule;

          (e) the Company shall not make in the aggregate more than 110% of its capital expenditures budgeted for the year 2002 and the year 2003 in accordance with and at the approximate times as provided in the capital expenditures budgets for those years provided in Section 5.1(e) of the Seller Disclosure Schedule and shall use best efforts to meet the milestones related to the selective catalytic reduction technology at the times and in the manner set forth in Section 5.1(e) of the Seller Disclosure Schedule; (i) to the extent that the Company does not make expenditures up to the amounts and by the dates set forth in Section 5.1(e) of the Seller Disclosure Schedule, the difference shall be referred to as the "CapEx Adjustment Amount" for purposes of this Agreement and shall result in reduction in Purchase Price for purposes of
Section 1.2(a); and (ii) to the extent the Company, with the consent of the Purchaser, accelerates the scheduled capital expenditures related to selective catalytic reduction technology or incurs capital expenditures related to plant outages that were unforeseen and such expenditures are considered by the Purchaser to be advisable or appropriate, the CapEx Adjustment Amount shall be reduced by such accelerated amount and shall result in an increase in Purchase Price for purposes of Section 1.2(a);

          (f) neither the Company nor any Company Subsidiary shall make any acquisition of, or investment in, assets or stock of any other Person or entity, other than in the ordinary and usual course of business and not to exceed singularly or in the aggregate $10 million in any calendar year and no acquisition or investment shall be of any public utility company (as defined in PUHCA) or in a business or any interest in a business which would not be retainable by the Purchaser under PUHCA following the Closing;

          (g) neither the Company nor any Company Subsidiary shall sell, lease, license, encumber or otherwise dispose of any of its assets, other than in the ordinary and usual course of business, and in an amount not to exceed singularly or in the aggregate $10 million in any calendar year;

          (h) neither the Company nor any Company Subsidiary shall terminate, establish, adopt, enter into, make any new grants or awards of stock-based compensation or other benefits under, amend or otherwise materially modify any Company Plan or increase the salary, wage, bonus or other compensation of any directors, officers or employees except (i) for grants or awards to directors, officers and employees under existing Company Plans in such amounts and on such terms as are consistent with past practice, (ii) in the normal and usual course of business (which shall include normal periodic performance reviews and related plans and the provision of individual Company Plans consistent with past practice for newly hired, appointed or promoted officers and employees), or
(iii) for actions necessary to satisfy existing contractual obligations under Company Plans existing as of the date hereof or to comply with applicable law;

          (i) the Company and each Company Subsidiary shall maintain insurance with financially responsible or nationally recognized insurers in such amounts and against such risks and losses as are consistent with the insurance maintained by the Company and each Company Subsidiary, respectively, in the ordinary and usual course of business;

          (j) the  Company  shall not,  nor shall it permit  any of the  Company
Subsidiaries to, change any material financial or Tax accounting method, policies, practices or election, except as required by GAAP or SEC accounting regulations or guidelines or applicable law;

          (k) the Seller and the Company shall promptly provide the Purchaser with copies of all filings made by the Seller, the Company or any Company Subsidiary with, and inform the Purchaser of any communications received from, any state or federal court, administrative agency, commission or other Governmental Authority in connection with this Agreement and the transactions contemplated hereby;

          (l) the Seller, the Company and each Company Subsidiary shall use their respective best efforts to promptly obtain all of the Seller Required Consents and the Seller Required Statutory Approvals. The Seller shall promptly notify the Purchaser of any failure or prospective failure to obtain any such consents or approvals and, if requested by the Purchaser, shall provide copies of all of the Seller Required Consents and the Seller Required Statutory Approvals obtained by the Seller, the Company and each Company Subsidiary to the Purchaser;

          (m) the Company shall not, nor shall it permit any of the Company Subsidiaries to, enter into any material agreement or arrangement with any other person that, directly or indirectly, controls or is under common control with or is controlled by the Seller, or any of its respective subsidiaries on terms to the Company or the Company Subsidiaries materially less favorable than could be reasonably expected to have been obtained with an unaffiliated third party on an arm's-length basis;

          (n) the Company shall not, nor shall it permit any Company Subsidiary to, take any action that would likely jeopardize the exclusion from gross income, for purposes of federal income taxation, of the interest on the outstanding revenue bonds issued for the benefit of the Company or any Company Subsidiary, which qualify on the date hereof under Code ss. 142(a) as "exempt facility bonds" or as tax-exempt industrial development bonds under Section 103(b)(4) of the Code;

          (o) the Company shall, and shall cause the Company Subsidiaries to, use commercially reasonable efforts to maintain in effect or renew all existing material governmental franchises or Permits pursuant to which the Company or any of the Company Subsidiaries operate;

          (p) the Company shall, or shall cause CILCO to, provide the Purchaser with information reasonably requested by the Purchaser from time to time regarding the contracts entered into, progress of work on, material problems encountered with, projected completion date of, expected operational levels of, or any other relevant information requested, with respect to the installation and operation of the selective catalytic reduction technology described in
Section 5.1(e) of the Seller's Disclosure Schedule;

          (q) the Company shall not, nor shall it permit any Company Subsidiary to, (i) engage in any sale, transfer, trading, sale of options, calls or other derivatives, or disposition of emission allowances for sulfur dioxide or nitrogen oxide which has the result of reducing available emission allowances of the Company and the Company Subsidiaries, except as required by law, (ii) enter into or commit to any new or material amendment to any fuel supply contract except for those spot and short-term coal purchases made in the ordinary course of business which are less than six (6) months in term or (iii) enter into any new or material amendment to any power purchase or gas supply transactions with a term greater than six months;

          (r) the Seller shall not, nor shall it permit any Subsidiary of the Seller to, directly or indirectly, solicit for employment by such persons any of the current officers, managers or employees of the Company or any Company Subsidiary except for those persons specified on Section 5.1(r) of the Seller Disclosure Schedule; provided that the Seller and the Subsidiaries of the Seller shall not be prohibited from employing any such person who contacts the Seller or any Subsidiary of the Seller on his or her own initiative or who responds to a general solicitation through the use of media advertisements, the Internet or professional search firms;

          (s) the Company shall not, nor shall it permit any Company Subsidiary to, enter into any agreement with any party involving power line carrier or other communications technology involving CILCO's utility assets.

     Section 5.2 No Solicitation and Confidentiality.

          (a) From the date hereof through the Closing, none of the parties nor their representatives (including, without limitation, investment bankers, attorneys and accountants) shall, directly or indirectly, enter into, solicit, initiate or continue any discussions or negotiations with, or encourage or respond to any inquiries or proposals by, or participate in any negotiations with, or provide any information to, or otherwise cooperate in any other way with, any person or other entity or group, concerning any sale of all or a portion of the Company, or of any shares of capital stock of the Company or any Company Subsidiary or any merger, consolidation, liquidation, dissolution or similar transaction involving the Company or any Company Subsidiary (each such transaction being referred to herein as a "Proposed Acquisition Transaction") other than with (i) the Purchaser and its representatives, or (ii) as required by law. Neither the Seller nor the Company shall, directly or indirectly, through any officer, director, employee, representative, agent or otherwise, solicit, initiate or encourage the submission of any proposal or offer from any person (including, without limitation, a "person" as defined in Section 13(d)(3) of the Exchange Act) or entity relating to any Proposed Acquisition Transaction. The Seller and the Company represent that they are not now engaged in discussions or negotiations with any party other than the Purchaser with respect to any of the foregoing.

          (b) Notification. The Seller and the Company shall promptly notify the Purchaser if any discussions or negotiations are sought to be initiated, any inquiry or proposal is made, or any information is requested with respect to any Proposed Acquisition Transaction and notify the Purchaser of the identity of the prospective purchaser or soliciting party and any other information relating to such inquiry or proposal known to the Seller, the Company or any Company Subsidiary.

                                   ARTICLE VI
                              ADDITIONAL AGREEMENTS

     Section 6.1 Access to Company Information. Upon reasonable notice, the Seller shall, and shall cause the Company and each Company Subsidiary to, afford to the officers, directors, employees, accountants, counsel, investment bankers, financial advisors and other representatives (collectively, "Representatives") of the Purchaser reasonable access, during normal business hours throughout the period prior to the Closing Date, to all of the Company's and the Company Subsidiaries' properties, books, contracts, commitments and records and, during such period, the Seller shall, and shall cause the Company and each Company Subsidiary to, furnish promptly to the Purchaser and its Representatives, (i) access to each report, schedule and other document filed or received by the Company, each Company Subsidiary pursuant to the requirements of federal or state securities laws or filed with or sent to any federal or state regulatory agency or commission and (ii) access to all information concerning the Company, each Company Subsidiary and its respective directors and officers and such other matters as may be reasonably requested by the Purchaser or its Representatives in connection with any filings, applications or approvals required or contemplated by this Agreement or for any other reason related to the transactions contemplated by this Agreement. The Purchaser agrees to indemnify and hold the Seller, the Company and the Company Subsidiaries harmless from any and all claims and liabilities, including costs and expenses for loss, injury to or death of any Representative of the Purchaser, and any loss, damage to or destruction of any property owned by the Seller, the Company or the Company Subsidiaries or others (including claims or liabilities for loss of use of any property) resulting directly or indirectly from the action or inaction of any of the Representatives of the Purchaser during any visit to the business or property sites of the Company or the Company Subsidiaries prior to the Closing Date, whether pursuant to this Section 6.1 or otherwise. None of the Purchaser nor any of its Representatives shall conduct any environmental testing or sampling on any of the business or property sites of the Company or the Company Subsidiaries prior to the Closing Date. Each party shall, and shall cause its Subsidiaries and Representatives to, hold in strict confidence all documents and information concerning the other furnished to it in connection with the transactions contemplated by this Agreement in accordance with the Confidentiality Agreement, dated November 15, 2001, as amended, entered into by and between the Seller and the Purchaser (the "Confidentiality Agreement").

     Section 6.2 Regulatory Matters.

          (a) HSR Filings. Each party hereto shall, as soon as practicable as mutually agreed by the parties, file or cause to be filed with the Federal Trade Commission and the Department of Justice any notifications required to be filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the rules and regulations promulgated thereunder with respect to the transactions contemplated hereby. Such parties shall use all best efforts to respond on a timely basis to any requests for additional information made by either of such agencies.

          (b) Other Regulatory Approvals. Each party hereto shall cooperate and use best efforts to prepare and file as soon as practicable all necessary documentation, to effect all necessary applications, notices, petitions, filings and other documents, and to use best efforts to obtain all necessary permits, consents, approvals and authorizations of all Governmental Authorities necessary or advisable to obtain the Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals. The parties further agree to use best efforts (i) to take any act, make any undertaking or receive any clearance or approval required by any Governmental Authority or applicable law and (ii) to satisfy any conditions imposed by any Governmental Authority in all Final Orders (as defined in and for purposes of Section 7.1(b)). Each of the parties shall (i) respond as promptly as practicable to any inquiries or requests received from any Governmental Authority for additional information or documentation, and (ii) not enter into any agreement with any Governmental Authority not to consummate the transactions contemplated by this Agreement, except with the prior consent of the other party hereto (which shall not be unreasonably withheld or delayed). Each of the parties shall make best efforts to avoid or eliminate each and every impediment under any antitrust, competition, or trade or energy regulation law (including the Federal Power Act, as amended, and the FERC's regulations thereunder) that may be asserted by any Governmental Authority with respect to the transactions contemplated hereby so as to enable the Closing Date to occur as soon as reasonably possible. The steps involved in the preceding sentence shall include proposing, negotiating, committing to and effecting, by consent decree, hold separate order or otherwise, the sale, divestiture or disposition of such assets or businesses of the Purchaser or its affiliates (including their respective Subsidiaries) or agreeing to such limitations on its or their conduct or actions as may be required in order to obtain the Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals as soon as reasonably possible, to avoid the entry of, or to effect the dissolution of, any injunction, temporary restraining order or other order in any suit or proceeding, which would otherwise have the effect of preventing or delaying the Closing Date, and defending through litigation on the merits, including appeals, any claim asserted in any court by any party.

          (c) Exception. Notwithstanding anything to the contrary in Section 6.2, neither party shall be required to take any actions that would have a Company Material Adverse Effect or a Purchaser Material Adverse Effect, and, further, any terms or conditions imposed by the FERC, the Federal Trade Commission or the Antitrust Division of the United States Department of Justice relating to market power, including but not limited to, divestiture of generation or transmission improvements, shall not constitute a Company Material Adverse Effect or a Purchaser Material Adverse Effect.

          (d) Responsibilities. The Seller and the Purchaser agree that (i) the Purchaser shall have primary responsibility for the preparation and filing of any applications with or notifications to the FERC, the FTC and/or the DOJ and the SEC under PUHCA and (ii) the Seller and the Purchaser shall have joint responsibility for the preparation and filing of any applications with or notifications to the ICC. Each party shall have the right to review and approve in advance drafts of all such necessary applications, notices, petitions, filings and other documents made or prepared in connection with the transactions contemplated by this Agreement, which approval shall not be unreasonably withheld or delayed.

     Section 6.3 Consents. The Seller and the Purchaser agree to use reasonable best efforts to obtain the Seller Required Consents and the Purchaser Required Consents, respectively, and to cooperate with each other in connection with the foregoing.

     Section 6.4 Directors' and Officers' Indemnification.

          (a) Indemnification. From and after the Closing Date, the Purchaser shall cause the Company, to the fullest extent permitted under applicable law, to indemnify and hold harmless (and advance funds in respect of each of the foregoing) each present and former employee, agent, director or officer of the Company and the Company Subsidiaries (each, together with such person's heirs, executors or administrators, an "Indemnified Party" and collectively, the "Indemnified Parties") against any costs or expenses (including advancing attorneys' fees and expenses in advance of the final disposition of any claim, suit, proceeding or investigation to each Indemnified Party to the fullest extent permitted by law), judgments, fines, losses, claims, damages, liabilities and amounts paid in settlement in connection with any actual or threatened claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative (an "Action"), arising out of, relating to or in connection with any action or omission by such Indemnified Party in his or her capacity as an employee, agent, director or officer occurring or alleged to have occurred whether before or after the Closing Date (including acts or omissions in connection with such person's service as an officer, director or other fiduciary in any entity if such service was at the request or for the benefit of the Company or any of the Company Subsidiaries) or this Agreement or the transactions contemplated hereby. In the event of any such Action, the Purchaser shall cooperate with the Indemnified Party in the defense of any such Action.

          (b) Survival of Indemnification. To the fullest extent not prohibited by law, from and after the Closing Date, all rights to indemnification now existing in favor of the Company Indemnified Parties with respect to their activities as such prior to or on the Closing Date, as provided in the Company's and each Company Subsidiary's respective articles of incorporation, by-laws, other organizational documents or indemnification agreements in effect on the date of such activities or otherwise in effect on the date hereof, shall survive the Closing and shall continue in full force and effect for a period of not less than six years from the Closing Date, provided that, in the event any claim or claims are asserted or made within such six-year period, all such rights to indemnification in respect of any claim or claims shall continue until final disposition of such claim or claims.

          (c) Insurance. For a period of six years after the Closing Date, the Purchaser shall or the Purchaser shall cause the Company to maintain in effect policies of directors' and officers' liability insurance equivalent to those maintained by the Seller on behalf of the Company prior to the Closing Date for the benefit of those persons who are currently covered by such policies on terms no less favorable than the terms of such current insurance coverage; provided, however, that the Purchaser will not be required to expend in any year an amount in excess of 200% of the annual aggregate premiums currently paid by the Seller or the Company, as the case may be, for such insurance; provided, further, that if the annual premiums of such insurance coverage exceed such amount, the Purchaser shall cause the Company to obtain a policy with the best coverage available, in the reasonable judgment of the board of directors of the Purchaser for a cost not exceeding such amount.

          (d) Successors. In the event that, after the Closing Date, the Company or the Purchaser or any of their respective successors or assigns (i) consolidates with or merges into any other Person or entity and shall not be the continuing or surviving corporation or entity of such consolidation or merger or
(ii) transfers all or a substantial portion of its properties and assets to any Person or entity, then and in either such case, proper provisions shall be made so that the successors and assigns of the Company or the Purchaser, as the case may be, shall assume the obligations set forth in this Section 6.4.

          (e) Benefit. The provisions of this Section 6.4 are intended to be for the benefit of, and shall be enforceable by, each Company Indemnified Party, his or her heirs, executors or administrators and his or her other representatives.

     Section 6.5 Public Announcements. Except as may be required by law or by obligations pursuant to any listing agreement with or rules of any national securities exchange, the Seller and the Purchaser shall use reasonable efforts to consult with each other prior to issuing any press releases or otherwise making public announcements with respect to this Agreement and the transactions contemplated hereby and the parties shall consult with each other regarding any press releases initially announcing the execution of this Agreement.

     Section 6.6 Workforce Matters.

          (a) If any employee of the Company or any Company Subsidiary who was an employee immediately prior to the Closing (an "Affected Employee") is discharged by the Company or any Company Subsidiary as of or after the Closing, then the Purchaser shall be responsible for any and all severance costs for such Affected Employee, including payments owing under those agreements, plans or arrangements listed in Section 3.8(a) of the Seller Disclosure Schedule. The Purchaser shall be responsible for providing any continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") in respect of Affected Employees who experience or have experienced a qualifying event (within the meaning of COBRA) prior to, on or after the Closing Date including, without limitation, all other employees of the Company or any Company Subsidiary who experience such a qualifying event before the Closing

Date but who do not provide notice of the qualifying event until on or after the Closing Date. The Purchaser shall be responsible and assume all liability for all notices or payments due to any Affected Employees under the Worker Adjustment and Retraining Notification Act and regulations promulgated thereunder (the "WARN Act") or to any employee of the Company or any Company Subsidiary who becomes entitled to receive notice as required under the WARN Act on account of the aggregation of "employment losses" in accordance with the WARN Act, and all notices, payments, fines or assessments due to any Governmental Authority, pursuant to any applicable foreign, federal, state or local law, common law, statute, rule or regulation with respect to the employment, discharge or layoff of employees by the Company or any Company Subsidiary after the Closing Date, including the WARN Act, and any comparable state or local law.

          (b) Following the Closing, the Purchaser shall cause CILCO to honor its collective bargaining agreement with Local Union 51 of the International Brotherhood of Electrical Workers ("IBEW Local 51") in effect immediately prior to the Closing, as well as the Letter Agreement dated as of February 11, 2001 between CILCO and IBEW Local 51.

        Section 6.7       Tax Matters.

          (a) Tax Returns.

               (i) The Seller shall file or cause to be filed when due all Tax Returns that are required to be filed by or with respect to the Company and each Company Subsidiary for taxable years or periods ending on or before the Closing Date. The Seller shall include the income of the Company and each Company Subsidiary (including any deferred intercompany income triggered under Treasury Regulation Section 1.1502-13 or its predecessors and any excess loss account taken into income under Treasury Regulation
     Section 1.1502-19) on the AES consolidated U.S. federal Tax Returns for all periods ending on or before the Closing Date.

               (ii) The Purchaser shall file or cause to be filed when due all Tax Returns that are required to be filed by or with respect to the Company and each Company Subsidiary for taxable years or periods ending after the Closing Date.

               (iii) Any Tax Return required to be filed by the Purchaser relating to any taxable year or period that includes but does not end on the Closing Date (a "Straddle Period") shall be prepared in accordance with past practice (to the extent permitted under applicable law) and submitted (with copies of any relevant schedules, work papers and other documentation then available) to the Seller for the Seller's approval not less than forty-five (45) days prior to the due date (including extensions) for the filing of such Tax Return. The Seller's approval shall not be unreasonably withheld.

               (iv) Upon the written request of the Purchaser setting forth in detail the computation of the amount owed, the Seller shall pay to the Purchaser, no later than two (2) days prior to the due date for the applicable Tax Return, the Taxes for which the Seller is liable pursuant to
     Section 6.7(b) and that are payable with any Tax Return to be filed by the Purchaser with respect to any Straddle Period.

               (v) Within thirty (30) days after the Closing Date (and from time to time thereafter if the Seller reasonably requests), the Seller shall provide to the Purchaser a list of the specific Tax information materials required to enable Seller to prepare and file all Tax Returns required to be prepared and filed by Seller pursuant to Section 6.7(a)(i). Within sixty
     (60) days after receiving any such list, the Purchaser shall cause the Company and each Company Subsidiary to prepare and provide to the Seller a package containing the Tax information materials identified in any such list. The Purchaser shall prepare such package in good faith in a manner substantially consistent with the Seller's past practice.

          (b) Liability for Taxes.

               (i) The Seller shall be liable for all Taxes with respect to Tax Returns described in Section 6.7(a)(i), for all Taxes apportioned to the Seller under Section 6.7(b)(iii), and for 50% of the Taxes described in
     Section 6.7(m). Notwithstanding the foregoing, the Seller shall not be liable for Taxes that are not Income Taxes ("Non-Income Taxes") with respect to Tax Returns described in Section 6.7(a)(i) and for all Non-Income Taxes apportioned to the Seller under Section 6.7(b)(iii) to the extent that Non-Income Taxes reduce Working Capital.

               (ii) The Purchaser shall be liable for all Taxes with respect to Tax Returns described in Section 6.7(a)(ii), for all Taxes apportioned to the Purchaser under Section 6.7(b)(iii), for 50% of the Taxes described in
     Section 6.7(m) and for Non-Income Taxes to the extent that Non-Income Taxes reduce Working Capital.

               (iii) For purposes of this Section 6.7, where it is necessary to apportion between the Seller and the Purchaser the Tax liability of an entity for a Straddle Period (which is not treated under Treasury Regulation Section 1.1502-76(b) or similar provisions of state, local, or other law as closing on the Closing Date), such liability shall be apportioned between the period deemed to end at the close of the Closing Date, and the period deemed to begin at the beginning of the day following the Closing Date on the basis of an interim closing of the books, except that Taxes (such as real property Taxes) imposed on a periodic basis shall be allocated on a daily basis.

               (iv) In determining the Seller's liability for Taxes pursuant to this Agreement, the Seller shall be credited with the amount of estimated Taxes and any Taxes under the United States Federal Unemployment Tax Act or the United States Federal Insurance Contributions Act that are paid by or on behalf of the Company or any Company Subsidiary prior to the Closing. To the extent that the Seller's liability for Taxes for a taxable year or period is less than the amount of such Taxes previously paid by or on behalf of the Company or any Company Subsidiary with respect to all or a portion of such taxable year or period, the Purchaser shall pay the Seller the difference within two (2) days of filing the Tax Return relating to such Taxes. To the extent that Non-Income Taxes paid by the Company or any Company Subsidiary with respect to any pre-Closing period are less than the amount of such Non-Income Taxes that reduce Working Capital, the Purchaser shall pay the Seller the difference within two (2) days of filing each Tax Return relating to such Non-Income Taxes.

          (c) Refunds.

               (i) Any Tax refund (including any interest in respect thereof) received by the Purchaser, the Company, or any Company Subsidiary, and any amounts credited against Taxes to which the Purchaser or a Purchaser Subsidiary (including the Company, or any Company Subsidiary) becomes entitled (including by way of any amended Tax Returns but excluding Tax Returns from a carryback filing), that relate to any taxable period, or portion thereof of the Company or a Company Subsidiary ending on or before the Closing Date, shall be for the account of the Seller, and the Purchaser shall pay over to the Seller any such refund or the amount of any such credit within fifteen (15) days after receipt of such refund or utilization of such credit. Any Tax refund from a carryback filing not prohibited under
     Section 6.7(e)(iii) shall be for the account of the Purchaser.

               (ii) The Purchaser shall pay the Seller interest at the rate prescribed under Section 6621(a)(1) of the Code, compounded daily, on any amount not paid when due under this Section 6.7(c). For purposes of this
     Section 6.7(c), where it is necessary to apportion a refund or credit between the Purchaser and the Seller for a Straddle Period, such refund or credit shall be apportioned between the period deemed to end at the close of the Closing Date and the period deemed to begin at the beginning of the day following the Closing Date on the basis of an interim closing of the books of the Company and any Company Subsidiary, except that Taxes (such as real property Taxes) imposed on a periodic basis shall be allocated on a daily basis.

               (iii) The Purchaser shall cooperate, and shall cause the Company and any Company Subsidiary to cooperate, in obtaining, at the Seller's expense, any Tax refund (other than a refund based on a carryback from a taxable year or period beginning after the Closing Date) that the Seller reasonably believes is available based on substantial authority, including through filing appropriate forms with the applicable Tax authority.

          (d) Certain Post-Closing Settlement Payments.

               (i) If the examination of any federal, state, local or other Tax Return of the Seller for any taxable period ending on or before the Closing Date shall result (by settlement or otherwise) in any adjustment that permits the Purchaser, the Company, or any Company Subsidiary to increase deductions, losses or tax credits or decrease the income, gains or recapture of tax credits which would otherwise (but for such adjustments) have been reported or taken into account (including by way of any increase in basis) by the Purchaser, the Company, or any Company Subsidiary for one or more periods beginning and ending within ten (10) years after the Closing Date, the Seller shall notify the Purchaser and provide it with adequate information so that the Purchaser can reflect on its, the Company's, or Company Subsidiary's Tax Returns such increases in deductions, losses or tax credits or decreases in income, gains or recapture of tax credits. The Purchaser shall pay to the Seller, within thirty (30) days of the filing of the Tax Returns for the taxable year in which the Tax Benefit was realized, the amount of any resulting Tax Benefit. "Tax Benefit" shall mean the amount of any refund, credit or reduction in otherwise required Tax payments, including any interest payable thereon, actually realized, provided, that, for these purposes, Tax items shall be taken into account in accordance with the ordering principles of the Code or other applicable law. For purposes of this
     Section 6.7(d)(i), estimated Tax payments shall not be considered Tax Returns and Tax Benefits shall be based on Tax Returns as filed.

               (ii) If the examination of any federal, state, local or other Tax Return of the Purchaser, the Company, or any Company Subsidiary for any taxable period ending after the Closing Date shall result (by settlement or otherwise) in any adjustment that permits the Seller to increase deductions, losses or tax credits or decrease the income, gains or recapture of tax credits which would otherwise (but for such adjustments) have been reported or taken into account (including by way of any increase in basis) by the Seller for one or more periods ending on or before the Closing Date, the Purchaser shall notify the Seller and provide it with adequate information so that the Seller can reflect on its Tax Returns such increases in deductions, losses or tax credits or decreases in income, gains or recapture of tax credits. The Seller shall pay to the Purchaser, within thirty (30) days of the receipt of such information, fifty percent (50%) of the amount of any resulting Tax Benefits.

          (e) Post-Closing Actions that Affect the Seller's Liability for Taxes.

               (i) The Purchaser shall not take, or cause or permit the Company or any Company Subsidiary (or any of their affiliates) to take, any action, with respect to the taxable year or period of the Purchaser, the Company, any Company Subsidiary, or affiliate, as applicable, which includes the Closing Date, which would be reasonably likely to increase the Seller's or any of its affiliates' liability for Taxes (including any liability of the Seller to indemnify the Purchaser for Taxes pursuant to this Agreement) including, for example, any action that would be reasonably likely to, result in, or change the character of, any income or gain that the Seller or any Seller affiliate must report on any Tax Return.

               (ii) None of the Purchaser or any affiliate of the Purchaser shall (or shall cause or permit the Company or any of the Company Subsidiaries to) amend, refile or otherwise modify any Tax Return relating in whole or in part to the Company or any of the Company Subsidiaries with respect to any taxable year or period ending on or before the Closing Date (or with respect to any Straddle Period) without the prior written consent of the Seller, which consent may be withheld in the sole discretion of the Seller; provided, that the Seller's consent shall not be required for modifications that relate exclusively to the post-Closing Date portion of a Straddle Period and that would not be reasonably likely to increase the Seller's liability for Taxes under Section 6.7(i) of this Agreement.

               (iii) Except to the extent otherwise required by law, none of the Purchaser or any affiliate of the Purchaser shall (or shall cause or permit the Company or any of the Company Subsidiaries to) carry back for federal, state, local or foreign tax purposes to any taxable period, or portion thereof, of the Company or any of the Company Subsidiaries or the Seller or any affiliate of the Seller ending on or before, or which includes, the Closing Date any operating losses, net operating losses, capital losses, tax credits or similar items arising in, resulting from, or generated in connection with a taxable year of the Purchaser or any affiliate of the Purchaser, or portion thereof, ending after the Closing Date.

          (f) Tax Payments. The Purchaser agrees that, pursuant to any Tax sharing, Tax allocation, or Tax indemnity agreements between the Seller or any Seller affiliate on the one hand, and the Company or any Company Subsidiary on the other hand, the Company or any Company Subsidiary may make tax sharing payments to the Seller on any date or dates up to and including the Closing Date. Any payment made pursuant to this Section 6.7(f) shall comply with the terms of the agreement to which it relates (other than terms requiring payment on a specified date or dates). Payments to the Seller pursuant to this Section 6.7(f) shall reduce the cash component of Working Capital as of the Closing Date.

          (g) Assistance and Cooperation. After the Closing Date, each of the Seller and the Purchaser shall, and shall cause their respective affiliates to, execute any forms necessary to filing a Tax Return and provide information to the other party regarding the Company or any Company Subsidiary in connection with (i) the other party preparing any Tax Returns that such other party is responsible for preparing and filing, and (ii) the other party preparing for any audits of, or disputes with any Tax authority regarding, any Tax Returns of the Company or any Company Subsidiary. In connection therewith, the Seller and the Purchaser shall not dispose of any Tax work papers, books or records relating to the Company or any Company Subsidiary during the six-year period following the Closing Date, and thereafter shall give the other parties reasonable written notice before disposing of such items.

          (h) Section 338 Elections. Neither the Seller nor the Purchaser shall make or file any election under Section 338 of the Code (or any similar provision of the law of any state or other taxing jurisdiction) with respect to the Company or any Company Subsidiary in connection with the transactions contemplated by this Agreement. For purposes of all Tax Returns and other applicable filings, the Purchaser and the Seller shall each report the stock purchase as a purchase and sale, respectively, of the Shares.

          (i) Indemnification by the Seller. Notwithstanding any other provision of this Agreement other than Section 6.7(b)(iv), the Seller shall indemnify the Purchaser from and against and in respect of:

               (i) any liability for Taxes imposed on the Company or any Company Subsidiary as members of the "affiliated group" (within the meaning of Section 1504(a) of the Code) of which the Seller (or any predecessor or successor) is the common parent that arises under Treasury Regulation
     Section 1.1502-6(a) or any comparable provision of foreign, state or local law;

               (ii) any liability for Taxes imposed on the Company or any Company Subsidiary for any taxable year or period that ends on or before the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period deemed to end on and include the Closing Date; provided, that any indemnification for Non-Income Tax liabilities under this Section 6.7(i)(ii) shall apply only to the extent such Non-Income Tax liabilities exceed the amount by which Non-Income Taxes reduce Working Capital;

               (iii) any liability for Taxes for which the Seller is responsible under Section 6.7(m); and

               (iv) and for payments made to satisfy the indemnity to MACTEC, Inc. under the agreement described in Section 3.7(a)(v) of the Seller Disclosure Schedule; provided that any indemnification for such MACTEC, Inc. payments that are accrued as Non-Income Taxes for purposes of determining Working Capital shall apply only to the extent that such payments exceed the amount by which Non-Income Taxes reduce Working Capital; provided, further that any payments received from MACTEC, Inc. under the agreement described in Section 3.7(a)(v) of the Seller Disclosure Schedule shall be for the Seller's account.

Any indemnification under this Section 6.7(i) shall give effect to any related Tax Benefit and be net of any reserves and amounts recovered from third parties, including amounts recovered through utility rate increases. The indemnification pursuant to this Section 6.7(i) shall be the sole and exclusive remedy of the Purchaser against the Seller with respect to any liability for Taxes in connection with this Agreement.

          (j) Indemnification by the Purchaser. Notwithstanding any other provision of this Agreement, the Purchaser shall indemnify the Seller from and against and in respect of:

               (i) any liability for Taxes imposed on any of the Company or any Company Subsidiary for any taxable year or period that begins after the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period beginning the day after the Closing Date; and

               (ii)  any   liability  for  Taxes  for  which  the  Purchaser  is
     responsible under Section 6.7(m).

Any indemnification under this Section 6.7(j) shall give effect to any related Tax Benefit and be net of any reserves and amounts recovered from third parties, including amounts recovered through utility rate increases. The indemnification pursuant to this Section 6.7(j) shall be the sole and exclusive remedy of the Seller against the Purchaser with respect to any liability for Taxes in connection with this Agreement.

          (k) Contests.

               (i) Notice. After the Closing Date, the Seller and the Purchaser each shall notify the other party in writing within fifteen (15) days of the commencement of any Tax audit or administrative or judicial proceeding affecting the Taxes of any of the Company or any Company Subsidiary that, if determined adversely to the taxpayer ( the "Tax Indemnitee") or fter the lapse of time would be grounds for indemnification under this Section 6.7 by the other party (the "Tax Indemnitor"). Such notice shall contain factual information describing any asserted Tax liability in reasonable detail and shall include copies of any notice or other document received from any Tax authority in respect of any such asserted Tax liability. If either the Seller or the Purchaser fails to give the other party prompt notice of an asserted Tax liability as required under this Agreement, then
     (A) if the Tax Indemnitor is precluded by the failure to give prompt notice from contesting the asserted Tax liability in any judicial forum, then such party shall not have any obligation to indemnify the other party for any Losses arising out of such asserted Tax liability and (B) if the Tax Indemnitor is not so precluded from contesting, if such failure to give prompt notice results in a detriment to the Tax Indemnitor, then any amount which the Tax Indemnitor is otherwise required to pay pursuant to this
     Section 6.7 with respect to such liability shall be reduced by the amount of such detriment.

               (ii) Control of Contests Involving Pre-Closing Periods or Straddle Periods. In the case of an audit or administrative or judicial proceeding involving any asserted liability for Taxes relating to any taxable years or periods ending on or before the Closing Date or any Straddle Period of the Company or any Company Subsidiary, the Seller shall have the right, at its expense, to control the conduct of such audit or proceeding; provided, however, that (i) the Seller shall keep the Purchaser reasonably informed with respect to the status of such audit or proceeding and provide the Purchaser with copies of all written correspondence with respect to such audit or proceeding in a timely manner and (ii) if such audit or proceeding would be reasonably expected to result in a material increase in Tax liability of the Company or any Company Subsidiary for which the Purchaser would be liable under this Section 6.7, (A) the Purchaser may participate in the conduct of such audit or proceeding at its own expense and (B) the Seller shall not settle any such audit or proceeding without the consent of Purchaser, which consent shall not be unreasonably withheld.

                    (iii) Control of Contests Involving Post-Closing Periods. In the case of an audit or administrative or judicial proceeding involving any asserted liability for Taxes relating to any taxable years or periods beginning after the Closing Date, the Purchaser shall have the right, at its expense, to control the conduct of such audit or proceeding; provided, however, that if such audit or proceeding would be reasonably expected to result in a material increase in Tax liability of the Company or any Company Subsidiary for which the Seller would be liable under this Section 6.7, (A) the Seller may participate in the conduct of such audit or proceeding at its own expense and (B) the Purchaser shall not settle any such audit or proceeding without the consent of the Seller, which consent shall not be unreasonably withheld.

          (l) Termination Tax Sharing Agreements. On or before the Closing Date, the Seller shall cause all Tax sharing, Tax allocation, or Tax indemnity agreements between the Seller or any Seller affiliate on the one hand, and the Company or any Company Subsidiary on the other hand, to be terminated as of the Closing Date (or an earlier date) and the agreements will have no further effect for any taxable year (current, future, or past).

          (m) Transfer Taxes. Notwithstanding any other provision of this Agreement to the contrary, the Purchaser and the Seller shall each pay 50% of
(i) all transfer (including real property transfer and documentary transfer) Taxes and fees imposed with respect to the sale and transfer of Shares contemplated hereby and (ii) all sales, use, gains (including state and local transfer gains), excise and other transfer or similar Taxes imposed with respect to the sale and transfer of Shares contemplated hereby. The Seller shall execute and deliver to the Purchaser at the Closing any certificates or other documents as the Purchaser may reasonably request to perfect any exemption from any such transfer, documentary, sales, use, gains, excise or other Taxes, or to otherwise comply with any applicable reporting requirements with respect to any such Taxes.

          (n) Retention of Tax Attributes. The Seller may elect to retain the Tax attributes of the Company or any Company Subsidiary, including net operating losses and capital loss carryovers of such entities, to the extent permitted under the Code, Treasury Regulations, other pronouncements of the Internal Revenue Service, or other applicable law. At the Seller's request, the Purchaser will, and will cause any Purchaser Subsidiary, the Company, and any Company Subsidiary to, take any actions necessary to effect such elections of the Seller.

          (o) Treatment of Purchase Price. The Seller, the Purchaser and their respective Subsidiaries shall treat the Final Purchase Price as the purchase price for the sale, conveyance, assignment, transfer and delivery to the Purchaser of the Shares in preparing and filing their Tax Returns and shall take no position inconsistent therewith in any proceeding before any taxing authority or otherwise unless otherwise required pursuant to a final resolution of any Tax for a taxable year that, under applicable law, is not subject to further appeal, review or modification through proceedings or otherwise.

     Section 6.8 Financial Information.

          (a) After the Closing, upon reasonable written notice, the Purchaser and the Seller shall furnish or cause to be furnished to each other and their respective accountants, counsel and other representatives, during normal business hours, such information (including records pertinent to the Company) as is reasonably necessary for financial reporting and accounting matters.

          (b) The Purchaser shall retain all of the books and records of the Company and the Company Subsidiaries after the Closing Date for so long as required by law. After the end of such period, before disposing of such books or records, the Purchaser shall give notice to such effect to the Seller and give the Seller an opportunity to remove and retain all or any part of such books or records as the Seller may select.

     Section 6.9  Termination  of  Affiliate  Contracts.  Except as set forth on
Section 6.9 of the Seller Disclosure Schedule and except as agreed to in writing by the Seller and the Purchaser, all Affiliate Contracts, including any agreements or understandings (written or oral) with respect thereto, shall terminate simultaneously with the Closing without any further action or liability on the part of the parties thereto. Notwithstanding the foregoing, in the absence of a written agreement, the provision of any services (similar to those contemplated by the preceding sentence) by the Seller to the Company or any Company Subsidiary from and after the Closing, which services may be provided by the Seller in its sole discretion, shall be for the convenience, and at the expense, of the Purchaser, upon mutually agreed terms.

     Section 6.10 Local Presence; Charitable Giving.

          (a) After the Closing, the Purchaser shall cause the Company and CILCO to maintain for a period of at least three (3) years following the Closing (i) CILCO's corporate headquarters in Peoria, Illinois or other significant local presence, and (ii) the name of CILCO; provided that CILCO may be referred to as "AmerenCILCO" or as an "Ameren Company".

          (b) After the Closing, the Purchaser shall cause the Company and CILCO to maintain, for a period of at least three (3) years following the Closing, a commitment to local social responsibility, community involvement and charitable giving at its current levels in accordance with its current practices.

     Section 6.11 Seller's Name. The Purchaser shall not acquire, nor shall the Company and its Subsidiaries retain, any rights to the name "AES" (or any derivation thereof) or any trademark, trade name or symbol related thereto. As soon as reasonably practicable after the Closing but not later than sixty (60) days after the Closing Date, the Purchaser shall cause the Company and its Subsidiaries to remove the name "AES" (or any derivation thereof) and all trademarks, trade names or symbols related thereto from the properties and assets of the Company and its Subsidiaries.

     Section 6.12 Cooperation. The Seller shall, and shall cause the Company and each Company Subsidiary to, cooperate with the Purchaser in integration opportunities and in planning for the integration of the Company and the Company Subsidiaries into the Purchaser's corporate family and systems and in preparation for Closing and the period thereafter.

     Section 6.13 Further Assurances. Each party shall, and shall cause its Subsidiaries to, execute such further documents or instruments and take such further actions as may reasonably be requested by the other party in order to consummate the transaction in accordance with the terms hereof.

                                  ARTICLE VII
                                   CONDITIONS

     Section 7.1 Conditions to Each Party's Obligation to Effect the Closing. The respective obligations of each party to effect the Closing shall be subject to the satisfaction on or prior to the Closing Date of the following conditions, except, to the extent permitted by applicable law, that such conditions may be waived in writing pursuant to Section 9.3 by the joint action of the parties hereto:

          (a) No Injunction. No temporary restraining order or preliminary or permanent injunction or other order by any federal or state court preventing consummation of the transactions contemplated hereby shall have been issued and be continuing in effect, and the transactions contemplated hereby shall not have been prohibited under any applicable federal or state law or regulation (collectively, "Restraints"); provided, however, that each of the parties shall have used all reasonable efforts to prevent the entry of any such Restraints and to appeal as promptly as possible any such Restraints that may be entered.

          (b) Statutory Approvals. The Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals shall have been obtained at or prior to the Closing Date by a Final Order. A "Final Order" shall mean action by the relevant regulatory authority which has not been reversed, stayed, enjoined, set aside, annulled or suspended, with respect to which any waiting period prescribed by law before the transactions contemplated thereby may be consummated has expired (but without the requirement for expiration of any applicable rehearing or appeal period), and as to which all conditions to the consummation of such transactions prescribed by law, regulation or order have been satisfied.

          (c) HSR Act. All applicable waiting periods under the HSR Act shall have expired or been terminated.

     Section 7.2 Conditions to Obligation of the Purchaser to Effect the Closing. The obligation of the Purchaser to effect the Closing shall be further subject to the satisfaction, on or prior to the Closing Date, of the following conditions, except as may be waived by the Purchaser in writing pursuant to
Section 9.3:

          (a) Performance of Obligations of the Seller. The Seller will have performed in all material respects its agreements and covenants contained in or contemplated by this Agreement which are required to be performed by it at or prior to the Closing.

          (b) Representations and Warranties. The representations and warranties of the Seller set forth in this Agreement shall be true and correct (i) on and as of the date hereof and (ii) on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time which need only be true and correct as of such date or time) except in each of cases (i) and (ii) for such failures of representations or warranties to be true and correct (without giving effect to any materiality qualification or standard contained in any such representations and warranties) which would not result in a Company Material Adverse Effect.

          (c) Closing Certificates. The Purchaser shall have received a certificate signed by the Seller, dated the Closing Date, to the effect that the conditions set forth in Section 7.2(a) and Section 7.2(b) have been satisfied and to the further effect that, as of the respective dates of reports filed with the SEC by the Company and Company Subsidiaries under the Securities Act and Exchange Act since January 1, 2001, and as of the Closing Date, such reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading and that as of the Closing Date there has not been any development or combination of developments affecting the Company or any Company Subsidiary, of which the Seller or the Company has knowledge, that would have a Company Material Adverse Effect.

          (d) Seller Required Consents. The Seller Required Consents, the failure of which to obtain would have a Company Material Adverse Effect, shall have been obtained.

          (e) Regulatory Approvals. The Final Orders of any Governmental Authority having authority over the transactions contemplated by this Agreement shall have been received and shall not impose terms or conditions (which are in addition to terms and conditions due to existing laws, rules or regulations), which would have a Company Material Adverse Effect or a Purchaser Material Adverse Effect, provided, however, that any terms or conditions imposed by the FERC, the Federal Trade Commission or the Antitrust Division of the United States Department of Justice relating to market power, including but not limited to, divestiture of generation or transmission improvements, will not constitute a Company Material Adverse Effect or a Purchaser Material Adverse Effect.

     Section 7.3 Conditions to Obligation of the Seller to Effect the Closing. The obligation of the Seller to effect the Closing shall be further subject to the satisfaction, on or prior to the Closing Date, of the following conditions, except as may be waived by the Seller in writing pursuant to Section 9.3:

          (a) Performance of Obligations of the Purchaser. The Purchaser (and/or its appropriate Subsidiaries) will have performed in all material respects its agreements and covenants contained in or contemplated by this Agreement which are required to be performed by it at or prior to the Closing Date.

          (b) Representations and Warranties. The representations and warranties of the Purchaser set forth in this Agreement shall be true and correct (i) on and as of the date hereof and (ii) on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time which need only be true and correct as of such date or time) except in each of cases (i) and (ii) for such failures of representations or warranties to be true and correct (without giving effect to any materiality qualification or standard contained in any such representations and warranties) which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transaction contemplated by this Agreement.

          (c) Closing Certificates. The Seller shall have received a certificate signed by the Purchaser, dated the Closing Date, to the effect that the conditions set forth in Section 7.3(a) and Section 7.3(b) have been satisfied and to the further effect that, as of the respective dates of reports filed with the SEC by the Purchaser under the Securities Act and Exchange Act since January 1, 2001, and as of the Closing Date, such reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

          (d) Purchaser Required Consents. The Purchaser Required Consents, the failure of which to obtain would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement, shall have been obtained.

                                  ARTICLE VIII
                                   TERMINATION

     Section 8.1 Termination. This Agreement may be terminated at any time prior to the Closing Date (the "Termination Date"):

          (a) by mutual written consent of the Seller and the Purchaser;

          (b) by the Purchaser or the Seller, if any state or federal law, order, rule or regulation is adopted or issued, which has the effect, as supported by the written opinion of outside counsel for such party, of prohibiting the Closing, or by any party hereto if any court of competent jurisdiction in the United States or any state shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the Closing, and such order, judgment or decree shall have become final and nonappealable;

          (c) by the Purchaser or the Seller, by written notice to the other party, if the Closing Date shall not have occurred on or before March 27, 2003 (the "Initial Termination Date"); provided, however, that the right to terminate the Agreement under this Section 8.1(c) shall not be available to any party whose failure to fulfill any obligation under this Agreement shall have proximately contributed to the failure of the Closing Date to occur on or before such date; and provided, further, that if on the Initial Termination Date the conditions to the Closing set forth in Sections 7.1(b), 7.1(c) and/or 7.2(e) shall not have been fulfilled but all other conditions to the Closing shall be fulfilled or shall be capable of being fulfilled, then the Initial Termination Date shall be extended for a twelve-month period;

          (d) by the Purchaser, by written notice to the Seller, if there shall have been a material breach of any representation or warranty, or a material breach of any covenant or agreement of the Seller hereunder, which breaches would result in a Company Material Adverse Effect, and such breach shall not have been remedied within thirty (30) days after receipt by the Seller of notice in writing from the Purchaser, specifying the nature of such breach and requesting that it be remedied or the Purchaser shall not have received adequate assurance of a cure of such breach within such thirty (30) day period or the Seller shall not have made a capital contribution to the Company in an amount equal to the expected damages from such breach;

          (e) by the Seller, by written notice to the Purchaser, if there shall have been a material breach of any representation or warranty, or a material breach of any covenant or agreement of the Purchaser hereunder, which breaches would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement, and such breach shall not have been remedied within thirty (30) days after receipt by the Purchaser of notice in writing from the Seller, specifying the nature of such breach and requesting that it be remedied or the Seller shall not have received adequate assurance of a cure of such breach within such thirty (30) day period; or

          (f) by the Purchaser, by written notice to the Seller, to the extent the Purchaser is not in breach of this Agreement, if the condition to the Purchaser's obligation to effect the Closing contained in Section 7.2(e) cannot be met in spite of the Purchaser's use of its best efforts to obtain such Seller Required Regulatory Approvals and Purchaser Required Regulatory Approvals, including seeking to exhaust any rehearing or refiling opportunities relating to such approvals.

     Section 8.2 Effect of Termination. In the event of termination of this Agreement by either the Seller or the Purchaser pursuant to Section 8.1, there shall be no liability on the part of either the Seller or the Purchaser or their respective officers or directors hereunder, except (a) that nothing herein shall relieve any party from liability for any breach of any representation, warranty, covenant or agreement of such party contained in this Agreement and (b) that Sections 8.2, 9.2, 9.4, 9.6, 9.8, 9.9, 9.10, 9.11, 9.12, 9.13, and the agreement contained in the last sentence of Section 6.1 shall survive the termination.

                                   ARTICLE IX
                               GENERAL PROVISIONS

     Section 9.1 Survival of Obligations. All representations, warranties, covenants, obligations and agreements of the parties contained in this Agreement or in any instrument, certificate, opinion or other writing provided for herein, shall not survive the Closing; provided, however, that the representation and warranty of the Seller contained in Section 3.2(b), the representation and warranty of the Purchaser contained in Section 4.6(c) and the covenants of the Seller and the Purchaser contained in Sections 6.4, 6.5, 6.6, 6.7, 6.8, 6.9, 6.10, 6.11 and the second sentence of Section 6.1 shall survive the Closing and provided further, that the prohibition on solicitation for employment contained in Section 5.1(r) shall continue in full force and effect for 12 months following the Closing Date.

     Section 9.2 Amendment and Modification. This Agreement may be amended, modified and supplemented in any and all respects, but only by a written instrument signed by each of the parties hereto expressly stating that such instrument is intended to amend, modify or supplement this Agreement.

     Section 9.3 Extension; Waiver. At any time prior to the Closing Date, a party hereto may (a) extend the time for the performance of any of the obligations or other acts of the other party hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein, to the extent permitted by applicable law. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

     Section 9.4 Expenses. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses except that the fee payable in connection with the filing required by the HSR Act shall be shared one-half by Seller and one-half by Purchaser. Notwithstanding the foregoing, in any action or proceeding brought to enforce any provisions of this Agreement, or where any provision hereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees and disbursements in addition to its costs and expenses and any other available remedy.

     Section 9.5 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given (a) when delivered personally, (b) when sent by reputable overnight courier service, or (c) when telecopied (which is confirmed by copy sent within one business day by a reputable overnight courier service) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

               (i)  If to the Seller, to

                    The AES Corporation
                    1001 N. 19th Street
                    Arlington, VA  22209
                    Attn:  General Counsel
                    Telecopy:       (703) 528-4510
                    Telephone:      (703) 522-1315

                    with a copy to

                    Skadden, Arps, Slate, Meagher & Flom LLP
                    1440 New York Avenue, N.W.
                    Washington, D.C.  20005
                    Attn:  Pankaj K. Sinha, Esq.
                    Telecopy:       (202) 393-5760
                    Telephone:      (202) 371-7000

                    and

               (ii) if to the Purchaser, to

                    Ameren Corporation
                    One Ameren Plaza
                    1901 Chouteau Avenue
                    St. Louis, MO  63103
                    Attn:  Steven R. Sullivan, Esq.
                    Vice President/General Counsel and Secretary
                    Telecopy:       (314) 554-4014
                    Telephone:      (314) 554-2098

                    with a copy to:

                    Jones, Day, Reavis & Pogue
                    77 West Wacker Drive
                    Chicago, Illinois  60601-1692
                    Attn:  William J. Harmon, Esq.
                    Telecopy:       (312) 782-8585
                    Telephone:      (312) 782-3939

     Section 9.6 Entire Agreement; No Third Party Beneficiaries. This Agreement, the Confidentiality Agreement, the Side Agreement Relating To CILCO/ENRON Contract of even date herewith among the Seller, the Company and the Purchaser, and the Membership Interest Purchase Agreement between the Seller and the Purchaser of even date herewith (a) constitute the entire agreement and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and thereof and (b) are not intended to confer, and shall not confer, upon any Person other than the parties hereto and thereto and Company Indemnified Parties as set forth in
Section 6.4 any remedies, claims of liability or reimbursement, causes of action or any other rights whatsoever.

     Section 9.7 Severability. Any term or provision of this Agreement that is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. If the final judgment of a court of competent jurisdiction or other authority declares that any term or provision hereof is invalid, void or unenforceable, the parties agree that the court making such determination shall have the power to reduce the scope, duration, area or applicability of the term or provision, to delete specific words or phrases, or to replace any invalid, void or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

     Section 9.8 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law thereof.

     Section 9.9 Venue. Each of the parties hereto (a) consents to submit itself to the personal jurisdiction of any federal court located in the State of Delaware or any Delaware state court in the event any dispute arises out of this Agreement, (b) agrees that it shall not attempt to deny or defeat such personal jurisdiction by motion or other request for leave from any such court and (c) agrees that it shall not bring any action relating to this Agreement in any court other than a federal or state court sitting in the State of Delaware.

     Section 9.10 Waiver of Jury Trial and Certain Damages. Each party to this Agreement waives, to the fullest extent permitted by applicable law, (a) any right it may have to a trial by jury in respect of any action, suit or proceeding arising out of or relating to this Agreement and (b) any right it may have to receive damages from any other party based on any theory of liability for any special, indirect, consequential (including lost profits) or punitive damages.

     Section 9.11 Specific Performance. The parties hereto agree that irreparable damage would occur in the event any of the provisions of this Agreement were not to be performed in accordance with the terms hereof and that the parties shall be entitled to specific performance of the terms hereof in addition to any other remedies at law or in equity.

     Section 9.12 Assignment. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto (whether by operation of law or otherwise) without the prior written consent of the other party; provided, however, that the Seller may transfer the Shares to a wholly owned Subsidiary of the Seller as long as such Subsidiary agrees in writing to be bound by the applicable terms of this Agreement and no such assignment shall relieve the Seller from its obligations hereunder.

     Section 9.13 Interpretation. When a reference is made in this Agreement to Sections, such reference shall be to a Section of this Agreement, respectively, unless otherwise indicated. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Any item or other matter referenced or disclosed in one section of the Seller Disclosure Schedule or the Purchaser Disclosure Schedule, as the case may be, shall be deemed to have been referenced or disclosed in all sections of such Disclosure Schedule where such reference or disclosure is required. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this Agreement.

     Section 9.14 Counterparts; Effect. This Agreement may be executed and delivered (including via facsimile) in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the Seller and the Purchaser have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first written above.


                                        THE AES CORPORATION



                                        By: /s/Lenny M. Lee
                                           ----------------------
                                        Name:  Lenny M. Lee
                                        Title: Vice President


                                        AMEREN CORPORATION



                                        By: /s/Steven R. Sullivan
                                           -----------------------
                                        Name:  Steven R. Sullivan
                                        Title: Vice President & General Counsel

                                                                EXHIBIT 2.2






                     MEMBERSHIP INTEREST PURCHASE AGREEMENT


                                 by and between


                              THE AES CORPORATION,


                                       and


                               AMEREN CORPORATION


                           Dated as of April 28, 2002

                                TABLE OF CONTENTS


ARTICLE I PURCHASE AND SALE OF UNITS..........................................1
         Section 1.1 Sale and Transfer of Units...............................1
         Section 1.2 The Purchase Price.......................................1

ARTICLE II THE CLOSING........................................................4
         Section 2.1 Closing..................................................4
         Section 2.2 Deliveries by the Seller.................................4
         Section 2.3 Deliveries by the Purchaser..............................5

ARTICLE III REPRESENTATIONS AND WARRANTIES OF THE SELLER......................5
         Section 3.1 Organization and Qualification...........................5
         Section 3.2 Subsidiaries; Capitalization.............................6
         Section 3.3 Authority; Non-Contravention; Statutory
                     Approvals; Compliance....................................6
         Section 3.4 Financial Statements.....................................8
         Section 3.5 Absence of Certain Changes or Events; Absence
                     of Undisclosed Liabilities...............................8
         Section 3.6 Litigation...............................................9
         Section 3.7 Tax Matters..............................................9
         Section 3.8 Employee Benefits; ERISA................................10
         Section 3.9 Labor and Employee Relations............................12
         Section 3.10 Environmental Protection...............................12
         Section 3.11 Regulation as an EWG...................................13
         Section 3.12 Insurance..............................................13
         Section 3.13 Real Property..........................................14
         Section 3.14 Affiliate Contracts....................................14
         Section 3.15 Brokers or Finders.....................................14
         Section 3.16 Contracts..............................................14
         Section 3.17 Regulatory Proceedings.................................15
         Section 3.18 Limitation on Representations and Warranties...........15

ARTICLE IV REPRESENTATIONS AND WARRANTIES OF THE PURCHASER...................15
         Section 4.1 Organization and Qualification..........................15
         Section 4.2 Authority; Non-Contravention; Statutory Approvals;
                     Compliance..............................................16
         Section 4.3 Purchaser SEC Reports; Financial Statements.............17
         Section 4.4 Litigation..............................................18
         Section 4.5 Investigation by the Purchaser; the Seller's Liability..18
         Section 4.6 Acquisition of Units for Investment; Ability to
                     Evaluate and Bear Risk..................................19
         Section 4.7 Financing...............................................19
         Section 4.8 Brokers or Finders......................................19

ARTICLE V CONDUCT OF BUSINESS PENDING THE CLOSING............................19
         Section 5.1 Covenants of the Seller.................................19

         Section 5.2 No Solicitation and Confidentiality.....................22

ARTICLE VI ADDITIONAL AGREEMENTS.............................................22
         Section 6.1 Access to Company Information...........................22
         Section 6.2 Regulatory Matters......................................23
         Section 6.3 Consents................................................24
         Section 6.4 Managers' and Officers' Indemnification.................24
         Section 6.5 Public Announcements....................................25
         Section 6.6 Workforce Matters.......................................26
         Section 6.7 Tax Matters.............................................26
         Section 6.8 Financial Information...................................34
         Section 6.9 Termination of Affiliate Contracts......................34
         Section 6.10 Seller's Name..........................................34
         Section 6.11 Further Assurances.....................................34

ARTICLE VII CONDITIONS.......................................................35
         Section 7.1 Conditions to Each Party's Obligation to Effect
                     the Closing.............................................35
         Section 7.2 Conditions to Obligation of the Purchaser to Effect
                     the Closing.............................................35
         Section 7.3 Conditions to Obligation of the Seller to Effect
                     the Closing.............................................36

ARTICLE VIII TERMINATION.....................................................37
         Section 8.1 Termination.............................................37
         Section 8.2 Effect of Termination...................................38

ARTICLE IX GENERAL PROVISIONS................................................38
         Section 9.1 Survival of Obligations.................................38
         Section 9.2 Amendment and Modification..............................39
         Section 9.3 Extension; Waiver.......................................39
         Section 9.4 Expenses................................................39
         Section 9.5 Notices.................................................39
         Section 9.6 Entire Agreement; No Third Party Beneficiaries..........40
         Section 9.7 Severability............................................41
         Section 9.8 Governing Law...........................................41
         Section 9.9 Venue...................................................41
         Section 9.10 Waiver of Jury Trial and Certain Damages...............41
         Section 9.11 Specific Performance...................................41
         Section 9.12 Assignment.............................................41
         Section 9.13 Interpretation.........................................42
         Section 9.14 Counterparts; Effect...................................42

                             INDEX OF DEFINED TERMS

Term                                                                       Page
----                                                                       ----

Action.......................................................................26
ADSP.........................................................................32
Affected Employee............................................................27
Affiliate Contracts..........................................................14
Agreement.....................................................................1
AGUB.........................................................................32
Allocation...................................................................32
Assumed Obligations...........................................................2
Audit........................................................................10
Available Amount..............................................................2
Base Working Capital..........................................................2
Closing.......................................................................4
Closing Date..................................................................4
COBRA........................................................................27
Code..........................................................................4
Collateral Account Agreement..................................................2
Company.......................................................................1
Company Financial Statements..................................................8
Company Material Adverse Effect...............................................5
Company Plan Schedule........................................................10
Company Plans................................................................10
Company Properties...........................................................14
Company Subsidiary............................................................6
Confidentiality Agreement....................................................24
DOJ..........................................................................24
Encumbrances..................................................................6
Environmental Laws...........................................................13
ERISA........................................................................10
ERISA Affiliate..............................................................10
Estimated Purchase Price......................................................3
Exchange Act..................................................................7
FERC..........................................................................7
Final Order..................................................................37
Final Purchase Price..........................................................3
FTC..........................................................................24
GAAP..........................................................................8
Governmental Authority........................................................7
Hazardous Substances.........................................................13
HSR Act......................................................................24
ICC...........................................................................7
Income Taxes..................................................................2

Indemnified Parties..........................................................25
Indemnified Party............................................................25
Initial Termination Date.....................................................39
Material Contracts...........................................................15
Medina........................................................................1
Membership Interest...........................................................1
Non-Income Taxes.............................................................28
Objection Letter..............................................................3
Operations....................................................................1
PBGC.........................................................................11
Person.......................................................................13
Proposed Acquisition Transaction.............................................23
Proposed Final Purchase Price Statement.......................................3
PUHCA.........................................................................6
Purchase Price................................................................2
Purchaser.....................................................................1
Purchaser Disclosure Schedule................................................16
Purchaser Material Adverse Effect............................................16
Purchaser Required Consents..................................................17
Purchaser Required Statutory Approvals.......................................17
Purchaser SEC Reports........................................................16
Purchaser Subsidiary.........................................................16
Representatives..............................................................23
Restraints...................................................................37
Restricted Amount.............................................................2
Section 338(h)(10) Election..................................................32
Seller........................................................................1
Seller Disclosure Schedule....................................................5
Seller Required Consents......................................................7
Seller Required Statutory Approvals...........................................7
Straddle Period..............................................................28
Subsidiary....................................................................6
Subsidiary Schedule...........................................................6
Tax..........................................................................10
Tax Benefit..................................................................30
Tax Indemnitee...............................................................34
Tax Indemnitor...............................................................34
Tax Return...................................................................10
Termination Date.............................................................39
Title IV Company Plan........................................................11
Transaction Price.............................................................2
Units.........................................................................1
Violation.....................................................................7

WARN Act.....................................................................27
Working Capital...............................................................2

                     MEMBERSHIP INTEREST PURCHASE AGREEMENT

     THIS MEMBERSHIP INTEREST PURCHASE AGREEMENT, dated as of April 28, 2002 (this "Agreement"), is entered into by and between The AES Corporation, a Delaware corporation (the "Seller"), and Ameren Corporation, a Missouri corporation (the "Purchaser").

                              W I T N E S S E T H :

     WHEREAS, the Seller owns all of the issued and outstanding units (the "Units") of the membership interest (the "Membership Interests") of AES Medina Valley (No. 4), L.L.C., an Illinois limited liability company (the "Company"), which is the parent company of AES Medina Valley (No. 2), L.L.C., an Illinois limited liability company, which in turn is the parent company of AES Medina Valley Cogen, L.L.C., an Illinois limited liability company ("Medina"), and the Company is the parent company of AES Medina Valley Operations, L.L.C., an Illinois limited liability company ("Operations"); and

     WHEREAS, each of the Boards of Directors of the Purchaser and the Seller has approved the acquisition of the Company by the Purchaser, which acquisition is to be effected by the purchase of all the Units by the Purchaser upon the terms and subject to the conditions set forth herein.

     NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:

                                   ARTICLE I
                           PURCHASE AND SALE OF UNITS

     Section 1.1 Sale and Transfer of Units. Subject to the terms and conditions of this Agreement, at the Closing (as defined below), the Seller agrees to sell, convey, assign, transfer and deliver to the Purchaser, and the Purchaser agrees to purchase and accept from the Seller, all of the Seller's rights, title and interest in and to the Units. Subject to the terms and conditions of this Agreement, the Purchaser agrees to deliver to the Seller, and the Seller agrees to accept, the Purchase Price (as defined below), in cash, without deduction or setoff of any kind (other than any transfer Taxes described in Section 6.7(m)), which delivery will be made by wire transfer in immediately available funds to the bank account or accounts designated by the Seller prior to the Closing.

     Section 1.2 The Purchase Price.

          (a) Subject to the terms and conditions of this Agreement, in consideration of the aforesaid sale, conveyance, assignment, transfer and delivery to the Purchaser of the Units, the Purchaser shall pay to the Seller in cash the sum of (w) $60,000,000 (the "Transaction Price"); (x) less an amount equal to Assumed Obligations (as defined below); (y) increased by the amount, if any, by which Working Capital (as defined below) as of the Closing Date exceeds the Base Working Capital (as defined below) and (z) decreased by the amount, if any, which Working Capital as of the Closing Date is less than the Base Working Capital (the net of such amounts (w) through (z) being, the "Purchase Price"). An example of the Purchase Price calculation is set forth in Section 1.2(a) of the Seller Disclosure Schedule (as defined below).

          (b) The term "Assumed Obligations" as used herein shall mean amounts required to be included on the consolidated balance sheets of the Company in accordance with GAAP (as defined in Section 3.4) as of the Closing Date for long-term indebtedness (including current portion), short-term indebtedness, capital lease obligations, preferred stock of subsidiaries and any other obligation for borrowed money less any Restricted Amounts. Assumed Obligations shall be determined on a basis consistent with past practice and consistent with the items outstanding as of December 31, 2001, set forth on Section 1.2(a) of the Seller Disclosure Schedule but including any other outstanding obligation meeting the definition of the preceding sentence at the applicable date set forth herein.

          (c) The term "Working Capital" as used herein shall mean current assets less current liabilities (not counting in current liabilities any short-term indebtedness or current maturity of long-term debt included in Assumed Obligations) of the Company as of the applicable date set forth herein determined in accordance with GAAP plus any Available Amount. "Working Capital" shall be determined on a basis consistent with past practice and consistent with the calculation on Section 1.2(a) of the Seller Disclosure Schedule, provided, however, that for the purposes of this definition, current liabilities as of any date shall not include any Income Taxes payable, and current assets shall not include receivables from any Income Tax assets. "Income Taxes"shall mean any federal, state, local, or foreign Tax (as defined below) determined by reference to net income, net worth, or any Tax imposed in lieu of such a Tax.

          (d) The term "Base Working Capital" as used herein means the amount shown on Section 1.2(a) of the Seller Disclosure Schedule. The Working Capital as of the Closing Date shall be calculated in the same manner as the Working Capital was calculated as set out on Section 1.2(a) of the Seller Disclosure Schedule.

          (e) The term "Restricted Amount" as used herein means any monies held in the following accounts maintained pursuant to the Collateral Account Agreement dated as of June 1, 2001 (the "Collateral Account Agreement"), by and among Medina, Landesbank Hessen-Thuringen Girozentrale, New York Branch as Collateral Agent, and The Bank of New York as Depositary Agent and Securities
Intermediary: Debt Service Reserve and Related Payments Account, Prepayment Account, Debt Service Reserve Account, Loss Proceeds Account, and Project Document Claims Account.

          (f) The term "Available Amount" as used herein means any monies held in the following accounts maintained pursuant to the Collateral Account
Agreement: Punch List Account, Project Revenues Collection Account, Operating Account, Major Maintenance Reserve Account, Distribution Account, and Payment Account.

          (g) At the Closing, the Purchaser shall pay to the Seller a cash amount (the "Estimated Purchase Price") consisting of the sum of (i) the Transaction Price, (ii) less the estimated Assumed Obligations, (iii) increased by the amount, if any, by which the estimated Working Capital exceeds the Base Working Capital and (iv) decreased by the amount, if any, by which the estimated Working Capital is less than the Base Working Capital, all determined in good faith by the Seller on the basis hereinabove set forth using the unaudited consolidated balance sheets of the Company as of the last day of the month which precedes the month of the Closing Date by no more than 45 days. The Seller shall provide to the Purchaser a written calculation in reasonable detail of the Estimated Purchase Price on or prior to the fifth business day preceding the Closing Date.

          (h) As promptly as practical, but in no event more than sixty (60) days after the Closing, the Purchaser shall cause the Company to prepare and deliver to the Seller and the Purchaser a draft of a statement prepared in good faith setting forth the relevant calculations resulting in the final Purchase Price (the "Proposed Final Purchase Price Statement") which shall show, as of the Closing Date, the actual Assumed Obligations and variance, if any, from the Base Working Capital. During the thirty (30) day period following the delivery by the Company of the Proposed Final Purchase Price Statement, the Seller and its auditors may review such statement and the working papers of the Company's auditors relating to the Proposed Final Purchase Price Statement and shall have such access to the Purchaser's and the Company's personnel as may be reasonably necessary to permit the Seller and its auditors to review in detail the manner in which the Proposed Final Purchase Price Statement was prepared. The Purchaser shall and shall cause the Company, as well as their advisors, to cooperate with the Seller and the Seller's auditors in facilitating such review. Upon completion of such review, the Seller shall give any comments or objections it has with respect to the Proposed Final Purchase Price Statement to the Purchaser and the Company in writing within such thirty (30) day period (the "Objection Letter"). The Purchaser and the Seller shall attempt in good faith to resolve any differences and issues as set forth in the Objection Letter. If no Objection Letter is delivered or the matters set forth in the Objection Letter are so resolved, then the Proposed Final Purchase Price Statement, as adjusted for any changes as are agreed upon by the Seller and the Purchaser, shall be final and binding upon the Seller and the Purchaser and shall constitute the final Purchase Price (the "Final Purchase Price"). If the matters raised by the Seller in the Objection Letter cannot be resolved between the Purchaser and the Seller within ten (10) days of the date of the Objection Letter, the question or questions in dispute shall then be promptly submitted to any "big five" accounting firm mutually agreeable to the Seller and the Purchaser (other than the Seller's auditors, the Purchaser's auditors and Arthur Andersen LLP), or if such accounting firm cannot or refuses to serve in such capacity, a mutually acceptable firm of independent public accountants of recognized standing, the decision of which as to such question or questions in dispute shall be final and binding upon the Seller and the Purchaser and the determination of the purchase price pursuant thereto shall be considered to be the Final Purchase Price. The accounting firm shall be instructed to resolve solely the question or questions in dispute within twenty (20) days of submission.

          (i) In the event the Final Purchase Price is greater than the Estimated Purchase Price paid at the Closing by the Purchaser, then the Purchaser shall promptly (within five (5) business days of the determination of the Final Purchase Price) pay to the Seller an amount equal to the difference between the Final Purchase Price and the Estimated Purchase Price. In the event the Final Purchase Price is less than the Estimated Purchase Price paid at the Closing by the Purchaser, then the Seller shall promptly (within five (5) business days of the determination of the Final Purchase Price) pay to the Purchaser an amount equal to the difference between the Estimated Purchase Price and the Final Purchase Price.

          (j) The fees of the Company's auditors incurred in connection with the preparation of the Proposed Final Purchase Price Statement shall be borne by the Purchaser, and the fees of the Seller's auditors incurred in connection with their review of the Proposed Final Purchase Price Statement shall be borne by the Seller. The fees of any independent accounting firm appointed pursuant to this Section 1.2 shall be borne equally by the Seller and the Purchaser.

                                   ARTICLE II
                                   THE CLOSING

     Section 2.1 Closing. The consummation of the sale and transfer of the Units by the Seller to the Purchaser (the "Closing") shall take place at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, 1440 New York Avenue, NW,
Washington, DC 20005 at 10:00 a.m., local time, on the second business day immediately following the date on which the last of the conditions set forth in
Article VII hereof is fulfilled or waived (except for those conditions which by their nature can only be fulfilled at the Closing) or at such other time, date and place as the Seller and the Purchaser shall mutually agree (the "Closing Date").

     Section 2.2 Deliveries by the Seller. At the Closing, the Seller shall deliver to the Purchaser:

          (a) An assignment of the Membership Interests, duly and validly executed by the Seller and otherwise sufficient to vest in the Purchaser good title to the Units;

          (b) The resignations of the members of the Board of Managers of the Company and each Company Subsidiary (as hereinafter defined);

          (c) The limited liability company books, Unit ledgers and minute books of the Company and each Company Subsidiary; provided that any of the foregoing items shall be deemed to have been delivered pursuant to this Section 2.2(c) if such item has been delivered to, or is otherwise located at, the offices of the Company;

          (d) A certificate of the Seller's  non-foreign  status for purposes of
Section 1445 of the Internal Revenue Code of 1986, as amended (the "Code"); and

          (e) Any other documents, instruments and writings required to be delivered by the Seller to the Purchaser pursuant to this Agreement.

     Section 2.3 Deliveries by the Purchaser. At the Closing, the Purchaser shall deliver to the Seller:

          (a) The Estimated Purchase Price, in cash, which will be made by wire transfer in immediately available funds to the bank account or accounts designated by the Seller, in writing prior to the Closing; and

          (b) Any other documents, instruments and writings required to be delivered by the Purchaser to the Seller pursuant to this Agreement.

                                  ARTICLE III
                  REPRESENTATIONS AND WARRANTIES OF THE SELLER

     The Seller represents and warrants to the Purchaser that except as set forth in the schedule delivered by the Seller on the date hereof (the "Seller Disclosure Schedule"):

     Section 3.1 Organization and Qualification. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company and each Company Subsidiary (as defined in
Section 3.2) is a limited liability company duly organized and validly existing under the laws of Illinois, has all requisite power and authority to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary other than in such jurisdictions where the failure to be so qualified or in good standing would not have a Company Material Adverse Effect (as defined below). As used in this Agreement, the term "Company Material Adverse Effect" shall mean any material adverse effect on the business, assets, financial condition or results of operations of the Company and the Company Subsidiaries, taken as a whole; provided, however, that the term "Company Material Adverse Effect" shall not include effects that result from or are consequences of (i) any such effect resulting from any change in law, rule, or regulation of any Governmental Authority (as defined in Section 3.3(c)) that applies generally to similarly situated Persons (as defined in Section 3.10(a)(ii)), (ii) changes or developments in international, national, regional, state or local wholesale or retail markets for electric power or fuel or related products, including those due to actions by competitors, (iii) changes or developments in national, regional, state or local electric transmission or distribution systems, (iv) changes or developments in financial or securities markets or the economy in general or effects of weather or meteorological events, (v) events or changes that are consequences of terrorist activity, acts of war or acts of public enemies (other than any such event or consequence affecting only the Company or a Company Subsidiary) or (vi) the negotiation, announcement, execution, delivery, consummation or anticipation of the transactions contemplated by, or in compliance with, this Agreement. As used in this Agreement, the term "knowledge" (i) when referring to the knowledge of the Seller shall mean the actual knowledge of an executive officer of the Seller, and (ii) when referring to the knowledge of the Company shall mean the actual knowledge after reasonable due inquiry of an executive officer of the Company or a Company Subsidiary, as applicable.

     Section 3.2 Subsidiaries; Capitalization.

          (a) Section 3.2(a) of the Seller Disclosure Schedule (the "Subsidiary Schedule") sets forth a complete list, as of the date hereof, of all of the Company Subsidiaries and their respective jurisdictions of organization. All of the issued and outstanding units of the membership interest of each Company Subsidiary have been duly authorized and are validly issued, fully paid and nonassessable, and are owned, directly or indirectly, by the Company free and clear of any liens, claims, security interests and other encumbrances of any nature whatsoever ("Encumbrances"). As used in this Agreement, the term "Subsidiary" of a Person shall mean any corporation or other entity (including partnerships and other business associations and joint ventures) of which at least a majority of the voting power represented by the outstanding capital stock or other voting securities or interests having voting power under ordinary circumstances to elect managers or similar members of the governing body of such corporation or entity (or, if there are no such voting interests, 50% or more of the equity interests in such corporation or entity) shall at the time be held, directly or indirectly, by such Person. The term "Company Subsidiary" shall mean a Subsidiary of the Company. Neither the Company nor any Company Subsidiary is a "holding company" or a "public utility company" within the meaning of Sections 2(a)(7) and 2(a)(5) of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), respectively.

          (b) All Units have been duly authorized and are validly issued, fully paid and nonassessable and free of preemptive rights. There are no options, warrants, calls, rights, commitments or agreements of any character to which the Seller, the Company or any Company Subsidiary is a party or by which it is bound obligating the Seller, the Company or any Company Subsidiary to issue, deliver or sell, pledge, grant a security interest on or encumber or cause to be issued, delivered or sold, pledged or encumbered or a security interest to be granted on, any units of the membership interest of the Company or any Company Subsidiary or obligating the Company or the Seller to grant, extend or enter into any such option, warrant, call, right, commitment or agreement.

     Section 3.3 Authority; Non-Contravention; Statutory Approvals; Compliance.

          (a) Authority. The Seller has all requisite corporate power and authority to enter into this Agreement and, subject to the receipt of the applicable Seller Required Statutory Approvals (as defined in Section 3.3(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation by the Seller of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Seller. No vote of, or consent by, the holders of any class or series of stock issued by the Seller is necessary to authorize the execution and delivery by the Seller of this Agreement or the consummation by it of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Seller and, assuming the due authorization, execution and delivery hereof by the Purchaser, constitutes the valid and binding obligation of the Seller enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (b) Non-Contravention. The execution and delivery of this Agreement by the Seller does not, and the consummation of the transactions contemplated hereby will not, violate or result in a breach of any provision of, constitute a default (with or without notice or lapse of time or both) under, result in the termination or modification of, accelerate the performance required by, result in a right of termination, cancellation or acceleration of any obligation or the loss of a benefit under, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or any Company Subsidiary (any such violation, breach, default, right of termination, modification, cancellation or acceleration, loss or creation, is referred to herein as a "Violation" with respect to the Seller and the Company and such term when used in Article IV has a correlative meaning with respect to the Purchaser) pursuant to any provisions of (i) the articles of incorporation, by-laws or similar governing documents of the Seller, the Operating Agreement of the Company or the limited liability company agreement or operating agreement of any Company Subsidiary, (ii) subject to obtaining the Seller Required Statutory Approvals, any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority (as defined in Section 3.3(c)) applicable to the Seller, the Company or any Company Subsidiary or any of their respective properties or assets, or (iii) subject to obtaining the third-party consents set forth in Section 3.3(b)(iii) of the Seller Disclosure Schedule (the "Seller Required Consents"), any note, bond, mortgage, indenture, deed of trust, pledge, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Seller, the Company or any Company Subsidiary is a party or by which they or any of their respective properties or assets may be bound or affected, except in the case of clause (ii) or (iii) for any such Violation which would not have a Company Material Adverse Effect or prevent, materially delay or materially impair the Seller's ability to consummate the transactions contemplated by this Agreement.

          (c) Statutory Approvals. Except for (i) the filings by the Seller, the Company and/or the Purchaser, as applicable, required under the HSR Act (as defined in Section 6.2(a)), (ii) the applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations promulgated thereunder, (iii) any filings with or approvals from
(w)-the Federal Energy Regulatory Commission (the "FERC"), (x) the Illinois Commerce Commission (the "ICC"), (y) the Federal Communications Commission, and
(z) the other Governmental Authorities set forth on Section 3.3(c) of the Seller Disclosure Schedule (the filings and approvals referred to in clauses (i) through (iii) collectively referred to as the "Seller Required Statutory Approvals"), no declaration, filing or registration with, or notice to or authorization, consent or approval of, any court, federal, state, local or foreign governmental or regulatory body (including a national securities exchange or other self-regulatory body) or authority (each, a "Governmental Authority") is necessary for the execution and delivery of this Agreement by the Seller or the consummation by the Seller of the transactions contemplated hereby, except those which the failure to obtain would not result in a Company Material Adverse Effect or would not prevent, materially delay or materially impair the Seller's ability to consummate the transactions contemplated by this Agreement (it being understood that references in this Agreement to "obtaining" such Seller Required Statutory Approvals shall mean making such declarations, filings or registrations; giving such notices; obtaining such authorizations, consents or approvals; and having such waiting periods expire as are necessary to avoid a violation of law).

          (d) Compliance. To the knowledge of the Seller or the Company, neither the Company nor any Company Subsidiary is in violation of, is under investigation with respect to any violation of, or has been given notice of or been charged with any violation of, any law, statute, order, rule, regulation, ordinance or judgment of any Governmental Authority, except for possible violations which would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement. To the knowledge of the Seller and the Company, the Company and each Company Subsidiary have all material permits, licenses, franchises and other governmental authorizations, consents and approvals (collectively, "Permits") necessary to conduct their businesses as presently conducted except those that the absence of which would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement. Except as would not have a Company Material Adverse Effect, (i) each Permit is in full force and effect in accordance with its terms, (ii) there is no outstanding written nor, to the knowledge of the Seller or the Company, any other notice of revocation, and there are no proceedings pending or, to the knowledge of the Seller or the Company, threatened that seek revocation, cancellation or termination of any Permit. Neither the Company nor any Company Subsidiary is in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default by the Company or any Company Subsidiary under, (i) their respective operating agreements or limited liability company agreements or
(ii) to the knowledge of the Seller and the Company, any contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which it is a party or by which it is bound or to which any of its property is subject, except in the case of clause (ii) for possible violations, breaches or defaults which would not have a Company
Material Adverse Effect or would not prevent, materially delay or materially impair the ability of the Seller to consummate the transactions contemplated by this Agreement.

     Section 3.4 Financial Statements. The audited consolidated financial statements and unaudited interim financial statements of the Company (the "Company Financial Statements") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") applied on a consistent basis during the period involved (except as may be stated in the notes thereto) and fairly present the consolidated financial position and the consolidated results of operations and cash flows (and changes in financial position, if any) of the Company and the Company Subsidiaries as of the time and for the period referred to therein, subject, in the case of unaudited interim financial statements, to normal, recurring audit adjustments.

     Section 3.5 Absence of Certain Changes or Events; Absence of Undisclosed Liabilities.

          (a) Since December 31, 2001 through the date hereof, the Company and each of the Company Subsidiaries has conducted its businesses only in the ordinary course of business consistent with past practice and there has not been any development or combination of developments affecting the Company or any Company Subsidiary, of which the Seller and the Company has knowledge, that would have a Company Material Adverse Effect.

          (b) Neither the Company nor any of the Company Subsidiaries has any liabilities or obligations (whether absolute, accrued, contingent or otherwise) of any nature, except those which (i) are accrued or reserved against in the Company Financial Statements or reflected in the notes thereto, (ii) were incurred in the ordinary course of business and would not have a Company Material Adverse Effect, (iii) have been discharged or paid in full prior to the date hereof, or (iv) are of a nature not required to be reflected in the consolidated financial statements of the Company and the Company Subsidiaries prepared in accordance with GAAP consistently applied.

     Section 3.6 Litigation. There are no claims, suits, actions or proceedings before any court, governmental department, commission, agency, instrumentality or authority or any arbitrator pending or, to the knowledge of the Seller or the Company, threatened against, relating to or affecting the Company or any Company Subsidiary which would have a Company Material Adverse Effect or would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. There are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to the Company or any Company Subsidiary except for such that would not have a Company Material Adverse Effect or would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

     Section 3.7 Tax Matters.

          (a) (i) The Company and each Company Subsidiary has timely filed (or has had filed on its behalf) with appropriate taxing authorities all material Tax Returns required to be filed by it, such Tax Returns are correct, complete and accurate in all material respects, and all Taxes shown as due on such Tax Returns have been paid; (ii) all material Tax withholding and deposit requirements imposed on or with respect to the Company and each Company Subsidiary (including any withholding with respect to wages or other amounts paid to employees) have been satisfied in full in all material respects;
(iii) there are no outstanding requests, agreements, consents or waivers to extend the statutory period of limitations applicable to the assessment or collection of any material Taxes or deficiencies against the Company or any Company Subsidiary; (iv) no federal, state, local, or foreign Audit for which the Company, or any Company Subsidiary has received written notification are presently pending with regard to any material Taxes or material Tax Returns filed by or on behalf of the Seller, the Company or any Company Subsidiary;
(v) neither the Company nor any Company Subsidiary is a party to any agreement providing for the allocation or sharing of Taxes; and (vi) neither the Company nor any Company Subsidiary has been a member of any affiliated group filing a consolidated federal income Tax Return (other than a group the common parent of which is the Seller and the Company).

          (b) As used in this Agreement: (i) the term "Tax" means all federal, state, local and foreign income, profits, franchise, gross receipts, environmental, customs duty, capital stock, severance, stamp, payroll, sales, employment, unemployment, disability, use, property, withholding, excise, production, value added, occupancy and other taxes, duties or assessments of any nature whatsoever, together with all interest, penalties and additions imposed with respect thereto; (ii) the term "Tax Return" means all returns and reports (including elections, declarations, disclosures, schedules, estimates, information returns, and amended returns and reports) required to be supplied to a Tax authority relating to Taxes; and (iii) the term "Audit" means any audit, assessment of Taxes, reassessment of Taxes, or other examination by any Governmental Authority or any judicial or administrative proceedings or appeal of such proceedings.

               (c) The Company has elected under federal income tax law to be taxed as a corporation for federal income tax purposes and has filed the appropriate documentation with all applicable Governmental Authorities.

     Section 3.8 Employee Benefits; ERISA.

          (a) Company Plans. Section 3.8(a) of the Seller Disclosure Schedule (the "Company Plan Schedule") contains a true and complete list of each deferred compensation and each bonus or other incentive compensation, stock purchase, stock option and other equity compensation plan, program, agreement or arrangement; each severance or termination pay, medical, surgical, hospitalization, life insurance and other "welfare" plan, fund or program (within the meaning of Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")); each profit-sharing, stock bonus or other "pension" plan, fund or program (within the meaning of Section 3(2) of ERISA); each employment, termination, change-of-control or severance agreement; and each other employee benefit plan, fund, program, agreement or arrangement, in each case, that is sponsored, maintained or contributed to or required to be contributed to by the Company, a Company Subsidiary, or by any trade or business, whether or not incorporated, that together with the Company, or a Company Subsidiary, would be deemed a "single employer" within the meaning of
Section 414(b), (c), (m) or (o) of the Code (an "ERISA Affiliate"), or to which the Company, a Company Subsidiary or an ERISA Affiliate is a party in each case for the benefit of any current or former employee, officer or director of the Company or a Company Subsidiary (the "Company Plans").

          (b) Deliveries. With respect to each Company Plan, the Seller has heretofore delivered or made available to the Purchaser true and complete copies of, as applicable, (i) the Company Plan and any amendments thereto; (ii) if the Company Plan is funded through a trust or any third party funding vehicle, a copy of the trust or other funding agreement; and (iii) the most recent determination letter received from the Internal Revenue Service with respect to each Company Plan intended to qualify under Section 401 of the Code and the most recent letter of recognition of exemption with respect to any Company Plan or related trust that is intended to meet the requirements of Section 501(c)(9) of the Code; (iv) the most recent summary plan description and subsequent summaries of material modifications; (v) the most recently filed Form 5500; and (vi) the most recently prepared actuarial valuation report.

          (c) Absence of Liability. No material liability under Title IV of ERISA has arisen with respect to the Company, a Company Subsidiary or any ERISA Affiliate that has not been satisfied in full and which would cause the Company or any Company Subsidiary to incur any material liability, and, to the knowledge of the Seller or the Company, no condition exists that presents a material risk to the Company or any Company Subsidiary of incurring any such liability, other than liability for premiums due the Pension Benefit Guaranty Corporation ("PBGC") (which premiums have been paid when due).

          (d) Funding. No Company Plan subject to Title IV of ERISA (a "Title IV Company Plan"), Section 302 of ERISA or Section 412 of the Code, or any trust established thereunder and no other plan subject to Title IV of ERISA, Section 302 of ERISA or Section 412 of the Code maintained or contributed to by any ERISA Affiliate has incurred any "accumulated funding deficiency" (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, as of the last day of the most recent fiscal year of such plan ended prior to the Closing Date which deficiency could cause the Company or any Company Subsidiary to incur any material liability. All contributions or payments required to be made by the Company, any Company Subsidiary or any ERISA Affiliate with respect to any Company Plan have been timely made. The aggregate accumulated benefit obligations of Title IV Company Plan (as of the most recent actuarial valuation date) do not exceed the fair market value of the assets of such plan (as of the date of such valuation).

          (e) Multiemployer Plan. No Title IV Company Plan is a "multiemployer plan," as defined in Section 4001(a)(3) of ERISA, nor is any Title IV Company Plan a plan described in Section 4063(a) of ERISA.

          (f) No Violations. Each Company Plan has been operated and administered in all material respects in accordance with its terms and applicable law, including but not limited to ERISA and the Code. No investigation, audit or dispute relating to any Company Plan is pending or, to the knowledge of the Seller and the Company, threatened before any governmental agency. None of the Seller, the Company, the Company Subsidiaries nor, to the knowledge of the Seller or the Company, any other "disqualified person" (within the meaning of Section 4975 of the Code) or "party in interest" (within the meaning of Section 3(14) of ERISA) has taken or omitted to take any action with respect to any Company Plan which would subject any such plan (or its related trust), the Company or any Company Subsidiary or any officer, director or employee of any of the foregoing to any penalty or tax under Section 502(i) of ERISA or Section 4975 of the Code or material liability for breach of fiduciary responsibility under ERISA. Neither the Company nor any Company Subsidiary has agreed to indemnify any other party for any liabilities or expenses which have been or may in the future be incurred by or asserted against such person with respect to any Company Plan, which indemnification would have a Company Material Adverse Effect.

          (g) Section 401(a) Qualification; Exemption. Each Company Plan intended to be "qualified" within the meaning of Section 401(a) of the Code is so qualified except where the failure to be so qualified would not have a Company Material Adverse Effect and has received a determination letter from the Internal Revenue Service to the effect that it is so qualified. To the knowledge of the Seller and the Company, nothing has occurred since the issuance of such letter which would affect such Company Plan's qualification. Each Company Plan or related trust intended to meet the requirements of Section 501(c)(9) of the Code meets such requirements and has received a letter of recognition of exemption from the Internal Revenue Service to that effect. To the knowledge of the Seller and the Company, nothing has occurred since the issuance of such letter which could affect such Company Plan's or related trust's exemption under
Section 501(a) of the Code by reason of Section 501(c)(9) of the Code.

          (h) Post-Employment Benefits. No Company Plan provides medical, surgical, hospitalization, death or similar benefits (whether or not insured) for employees or former employees of the Company or any Company Subsidiary for periods extending beyond their respective dates of retirement or other termination of service, other than (i) coverage mandated by applicable law, (ii) death benefits under any "pension plan," or (iii) benefits the full cost of which is borne by the current or former employee (or his beneficiary).

          (i) Deductibility. No amounts payable under the Company Plan will fail to be deductible for federal income tax purposes by virtue of Section 280G of the Code.

          (j) Effect of Change of Control. The consummation of the transactions contemplated by this Agreement will not, either alone or in combination with another related event, (i) entitle any current or former employee, officer or limited liability company manager of the Company to severance pay, unemployment compensation or any other payment, except as expressly provided in this Agreement, or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due any such employee, officer or limited liability company manager.

          (k) Claims. There are no pending or, to the knowledge of the Seller and the Company, threatened claims by or on behalf of any Company Plan, by any current or former employee, officer or limited liability company manager or beneficiary thereof covered under any such Company Plan, or otherwise involving any such Company Plan (other than routine claims for benefits), and neither the Seller nor the Company has knowledge of facts which would form a reasonable basis for any such claim.

     Section 3.9 Labor and Employee Relations. Neither the Company nor the Company Subsidiaries are party to any collective bargaining agreement or other labor agreement with any union or labor organization. Except to the extent as would not have a Company Material Adverse Effect, as of the date hereof, there is no strike, lockout, slowdown or work stoppage pending or, to the knowledge of the Seller or the Company, threatened against the Company or any of the Company Subsidiaries.

     Section 3.10 Environmental Protection.

          (a) (i) To the knowledge of the Seller or the Company, the Company and each Company Subsidiary are in compliance with all applicable Environmental Laws, including, but not limited to, possessing all permits and other governmental authorizations required for their operations under applicable Environmental Laws, except for such noncompliance that would not have a Company Material Adverse Effect.

               (ii) To the knowledge of the Seller or the Company, there is no pending or threatened written claim, lawsuit, or administrative proceeding against the Company or any Company Subsidiary under or pursuant to any Environmental Law that would have a Company Material Adverse Effect.
     Neither the Company nor any Company Subsidiary is subject to any administrative or judicial consent order or decree in connection with any Environmental Laws or the release of Hazardous Substances that is having or would have a Company Material Adverse Effect. Neither the Company nor any Company Subsidiary has received written notice from any Person, including but not limited to any Governmental Authority, alleging that the Company or any Company Subsidiary is in violation or potentially in violation of any applicable Environmental Law or otherwise may be liable under any applicable Environmental Law, which violation or liability is unresolved and which would have a Company Material Adverse Effect. As used in this Agreement, the term "Person" shall mean any natural person, corporation, general or limited partnership, limited liability company, joint venture, trust, association or entity of any kind.

               (iii) To the knowledge of the Seller or the Company, with respect to the real property that was formerly or is currently owned or leased by the Company or any Company Subsidiary, there have been no spills or discharges of Hazardous Substances on or underneath any of such real property that would result in a Company Material Adverse Effect.

          (b) For purposes of this Agreement:

               (i) "Environmental Laws" shall mean all foreign, federal, state and local laws, regulations, rules and ordinances relating to pollution or protection of the environment, including, without limitation, laws relating to releases or threatened releases of Hazardous Substances into the environment (including, without limitation, ambient air, surface water, groundwater, land, surface and subsurface strata). Such laws include the common law to the extent that it relates to injuries caused by the release or presence of Hazardous Substances.

               (ii) "Hazardous Substances" shall mean any chemicals, materials or substances defined as or included in the definition of "hazardous substances", "hazardous wastes", "hazardous materials", "hazardous constituents", "restricted hazardous materials", "extremely hazardous substances", "toxic substances", "contaminants", "pollutants", "toxic pollutants", or words of similar meaning and regulatory effect under any applicable Environmental Law including, without limitation, petroleum and asbestos.

          (c) The  representations and warranties set forth in this Section 3.10
are  the  sole  and  exclusive   representations   and  warranties  relating  to
environmental matters made by the Company or the Seller in this Agreement.

     Section 3.11 Regulation as an EWG. Medina is an exempt wholesale generator regulated by the FERC. Neither the Company nor any "subsidiary company" or "affiliate" (as each such term is defined in PUHCA) of the Company (other than Central Illinois Light Company and Central Illinois Generation, Inc.) is subject to regulation as a public utility or public service company (or similar designation) by the FERC or any municipality, locality or state in the United States or any foreign country.

     Section 3.12 Insurance. Each of the Company and the Company Subsidiaries is insured and has been continuously insured since their respective dates of organization with financially responsible or nationally recognized insurers in such amounts and against such types of risks as is customary and appropriate in its industry or otherwise deemed reasonable by the Seller except as would not have a Company Material Adverse Effect. The Seller has not received any written notice of cancellation or termination with respect to any insurance policy of the Company or the Company Subsidiaries except as would not have a Company Material Adverse Effect.

     Section 3.13 Real Property. Except as would not have a Company Material Adverse Effect: (a) the Company and the Company Subsidiaries have good and valid title to, or a valid leasehold interest in all of the real property used by the Company or the Company Subsidiaries, respectively (collectively, the "Company Properties"), in each case free and clear of any Encumbrances and (b) the Company Properties (taking into account, without limitation, all Encumbrances related thereto, all zoning and other restrictions applicable thereto and the condition thereof) are suitable and adequate for the conduct of the businesses of the Company and the Company Subsidiaries as currently conducted.

     Section 3.14 Affiliate Contracts. Section 3.14 of the Seller Disclosure Schedule contains a true and complete list of each agreement or contract as of the date hereof between (i) the Company and its Subsidiaries, on one hand, and
(ii) the Seller and any affiliate thereof (other than the Company and its Subsidiaries) on the other (collectively, the "Affiliate Contracts").

     Section 3.15 Brokers or Finders. Neither the Seller nor the Company has entered into any agreement or arrangement entitling any agent, broker, investment banker, financial advisor or other firm or Person to any broker's or finder's fee or any other commission or similar fee in connection with any of the transactions contemplated by this Agreement, except Lehman Brothers Inc., whose fees and expenses will be paid by the Seller in accordance with the Seller's agreements with such firm.

     Section 3.16 Contracts.

          (a) Section 3.16(a) of the Seller Disclosure Schedule contains a complete and correct list of all contracts relating to the business of the Company and the Company Subsidiaries as of the date hereof which (i) have a term in excess of one year and (ii) provide for aggregate consideration in an amount in excess of $2 million (the "Material Contracts"). There are no defaults under any Material Contracts which have or would have a Company Material Adverse Effect. As of the date hereof, the Seller has not received any written notice of cancellation relating to a Material Contract and has no knowledge of facts that a Material Contract is likely to be cancelled, except for such cancellations which would not have a Company Material Adverse Effect. The Seller has provided or made available to the Purchaser true, correct and complete copies of all Material Contracts, including all amendments thereto except for such contracts that by their terms prohibit disclosure to third parties.

          (b) Each Material Contract is a valid and binding agreement and is in full force and effect except to the extent such contract has expired by its own terms without penalty, and enforceable by the Company or any of the Company Subsidiaries in accordance with its terms, and none of the Company and the Company Subsidiaries or, to the knowledge of the Seller or the Company, any other party thereto is in default or breach under the terms of any such contracts and, to the knowledge of the Seller or the Company, no event or circumstance has occurred that, with notice or lapse of time or both, would constitute any event of default thereunder other than in each case defaults or breaches that would not have a Company Material Adverse Effect.

     Section 3.17 Regulatory Proceedings. Neither the Company nor any of the Company Subsidiaries all or part of whose rates or services are regulated by a Governmental Authority (a) has rates that have been or are being collected subject to refund pending a final resolution of any rate proceeding pending before a Governmental Authority or on appeal to the courts, or (b) is a party to any rate proceeding before a Governmental Authority that in each case would result in orders having a Company Material Adverse Effect.

     Section 3.18 Limitation on Representations and Warranties. Except for the representations and warranties contained in this Article III, neither the Seller nor any other Person or entity acting on behalf of the Seller makes any representation or warranty, express or implied, concerning the Units or the business, finances, operations, assets, liabilities, prospects or any other aspect of the Company and the Company Subsidiaries.

                                   ARTICLE IV
                 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     The Purchaser represents and warrants to the Seller that except as set forth in the reports, schedules, registration statements and definitive proxy and all amendments thereto filed publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement with the SEC by the Purchaser or any Purchaser Subsidiary (or their predecessors) pursuant to the requirements of the Securities Act or the Exchange Act (as such documents have since the time of their filing been amended publicly not earlier than January 1, 2001 and not later than the close of business on the day prior to the date of this Agreement, the "Purchaser SEC Reports") or in the schedule delivered by the Purchaser on the date hereof (the "Purchaser Disclosure Schedule"):

     Section 4.1 Organization and Qualification. The Purchaser and each of the Purchaser Subsidiaries (as defined below) is a corporation or other entity duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has all requisite power and authority to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary other than in such jurisdictions where the failure to be so qualified or in good standing would not have a Purchaser Material Adverse Effect (as defined below) or prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. As used in this Agreement, the term "Purchaser Material Adverse Effect" shall mean any material adverse effect on the business, assets, financial condition or results of operations of the Purchaser and the Purchaser Subsidiaries, taken as a whole; provided, however, that the term "Purchaser Material Adverse Effect" shall not include effects that result from or are consequences of (i) any such effect resulting from any change in law, rule or regulation of any Governmental Authority (as defined in Section 3.3(c)), that applies generally to similarly situated Persons (as defined in

Section 3.10(a)(ii)), (ii) changes or developments in international, national, regional, state or local wholesale or retail markets for electric power or fuel or related products, including those due to actions by competitors, (iii)
changes or developments in national, regional, state or local electric transmission or distribution systems, (iv) changes or developments in financial or securities markets or the economy in general or effects of weather or meteorological events, (v) events or changes that are consequences of terrorist activity, acts of war or acts of public enemies (other than any such event or consequence affecting only the Purchaser or a Purchaser Subsidiary) or (vi) the negotiation, announcement, execution, delivery, consummation or anticipation of the transactions contemplated by, or in compliance with, this Agreement. The term "Purchaser Subsidiary" shall mean a Subsidiary of the Purchaser.

     Section 4.2 Authority; Non-Contravention; Statutory Approvals; Compliance.

          (a) Authority. The Purchaser has all requisite corporate power and authority to enter into this Agreement and, subject to the receipt of the applicable Purchaser Required Statutory Approvals (as defined in Section 4.2(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation by the Purchaser of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Purchaser. No vote of, or consent by, the holders of any class or series of stock issued by the Purchaser is necessary to authorize the execution and delivery by the Purchaser of this Agreement or the consummation by it of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, assuming the due authorization, execution and delivery hereof by the Seller, constitutes the valid and binding obligation of the Purchaser enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (b) Non-Contravention. The execution and delivery of this Agreement by the Purchaser does not, and the consummation of the transactions contemplated hereby will not, result in a Violation pursuant to any provisions of (i) the certificate of incorporation, by-laws or similar governing documents of the Purchaser or any of the Purchaser Subsidiaries, (ii) subject to obtaining the Purchaser Required Statutory Approvals, any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority applicable to the Purchaser or any of the Purchaser Subsidiaries or any of their respective properties or assets, or (iii) subject to obtaining the third-party consents set forth in Section 4.2(b)(iii) of the Purchaser Disclosure Schedule (the "Purchaser Required Consents"), any material note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Purchaser or any of the Purchaser Subsidiaries is a party or by which they or any of their respective properties or assets may be bound or affected, except in the case of clause (ii) or (iii) for any such Violation which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

          (c) Statutory Approvals. Except for (i) the filings by the Seller, the Company, and/or the Purchaser, as applicable, required under the HSR Act (as defined below), (ii) the applicable requirements of the Exchange Act and the rules and regulations promulgated thereunder, and (iii) any filings with or approvals from (x) the FERC, (y) the Federal Communications Commission and (z) the other Governmental Authorities set forth on Section 4.2(c) of the Purchaser Disclosure Schedule (the filings and approvals referred to in clauses (i) through (iii) collectively referred to as the "Purchaser Required Statutory Approvals"), no declaration, filing or registration with, or notice to or authorization, consent or approval of, any Governmental Authority is necessary for the execution and delivery of this Agreement by the Purchaser or the consummation by the Purchaser of the transactions contemplated hereby, except those which the failure to obtain would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement (it being understood that references in this Agreement to "obtaining" such Purchaser Required Statutory Approvals shall mean making such declarations, filings or registrations; giving such notices; obtaining such authorizations, consents or approvals; and having such waiting periods expire as are necessary to avoid a violation of law).

          (d) Compliance. Neither the Purchaser nor any of the Purchaser Subsidiaries is under investigation with respect to any violation of, or has been given notice of or been charged with any violation of, any law, statute, order, rule, regulation, ordinance or judgment of any Governmental Authority, except for possible violations which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. The Purchaser and the Purchaser Subsidiaries have all permits, licenses, franchises and other governmental authorizations, consents and approvals necessary to conduct their businesses as presently conducted except those that the absence of which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. Neither the Purchaser nor any of the Purchaser Subsidiaries is in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default by the Purchaser or any Purchaser Subsidiary under (i) their respective certificates of incorporation or by-laws or (ii) any contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which they are a party or by which the Purchaser or any Purchaser Subsidiary is bound or to which any of their property is subject, except for possible violations, breaches or defaults which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

     Section 4.3 Purchaser SEC Reports; Financial Statements. The filings required to be made by the Purchaser under the Securities Act and the Exchange Act have been filed with the SEC and complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate statutes and the rules and regulations thereunder. As of their respective dates, none of the Purchaser SEC Reports contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements of the Purchaser included in the Purchaser SEC Reports have been prepared in accordance with GAAP applied on a consistent basis during the period involved (except as may be stated in the notes thereto) and fairly present the consolidated financial position and the consolidated results of operations and cash flows (and changes in financial position, if any) of the Purchaser as of the time and for the period referred to therein, subject, in the case of unaudited interim financial statements, to normal, recurring audit adjustments.

     Section 4.4 Litigation. There are no claims, suits, actions or proceedings by any court, governmental department, commission, agency, instrumentality or authority or any arbitrator, pending or, to the knowledge of the Purchaser, threatened against, relating to or affecting the Purchaser or any Purchaser Subsidiaries which would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement. There are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to the Purchaser or any Purchaser Subsidiaries except for such that would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement.

     Section 4.5 Investigation by the Purchaser; the Seller's Liability. The Purchaser has conducted its own independent investigation, review and analysis of the business, operations, assets, liabilities, results of operations, financial condition, software, technology and prospects of the Company and the Company Subsidiaries, which investigation, review and analysis were done by the Purchaser and its affiliates and, to the extent the Purchaser deemed appropriate, by the Purchaser's representatives. The Purchaser acknowledges that it and its representatives have been provided adequate access to the personnel, properties, premises and records of the Company and the Company Subsidiaries for such purpose. In entering into this Agreement, the Purchaser acknowledges that it has relied solely upon the aforementioned investigation, review and analysis and not on any factual representations of the Seller or its representatives (except the specific representations and warranties of the Seller set forth in Article III of this Agreement), and the Purchaser:

          (a) acknowledges that none of the Seller, the Company, the Company Subsidiaries or any of their respective directors, managers, officers, shareholders, employees, affiliates, controlling Persons, agents, advisors or representatives makes or has made any representation or warranty, either express or implied, as to the accuracy or completeness of any of the information (including materials furnished in the Company's data room, presentations by the Company's management, financial projections or otherwise) provided or made available to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, agents or representatives, and

          (b) agrees, to the fullest extent permitted by law, that none of the Seller, the Company, the Company Subsidiaries or any of their respective directors, managers, officers, employees, shareholders, affiliates, controlling Persons, agents, advisors or representatives shall have any liability or responsibility whatsoever to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, agents or representatives on any basis (including in contract or tort, under federal or state securities laws or otherwise) based upon any information provided or made available, or statements made (including materials furnished in the Company's data room, presentations by the Company's management, financial projections or otherwise) to the Purchaser or its directors, officers, employees, affiliates, controlling Persons, advisors, agents or representatives (or any omissions therefrom), including in respect of the specific representations and warranties of the Seller set forth in this Agreement, except that the foregoing limitations shall not apply to the Seller insofar as the Seller makes the specific representations and warranties set forth in Article III of this Agreement, but always subject to the limitations and restrictions contained in Article IX.

     Section 4.6 Acquisition of Units for Investment; Ability to Evaluate and Bear Risk.

          (a) The Purchaser is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act. The Purchaser is acquiring the Units for investment and not with a view toward, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the Units. The Purchaser agrees that the Units may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, except pursuant to an exemption from such registration under such Act and such laws.

          (b) The Purchaser is able to bear the economic risk of holding the Units for an indefinite period, and has knowledge and experience in financial and business matters such that it is capable of evaluating the risks of the investment in the Units.

     Section 4.7 Financing. The Purchaser will have as of the Closing, sufficient cash in immediately available funds to pay the Estimated Purchase Price pursuant to Article I hereof and to consummate the transactions contemplated hereby.

     Section 4.8 Brokers or Finders. The Purchaser has not entered into any agreement or arrangement entitling any agent, broker, investment banker, financial advisor or other firm or Person to any broker's or finder's fee or any other commission or similar fee in connection with any of the transactions contemplated by this Agreement, except Goldman, Sachs & Co., whose fees and expenses will be paid by the Purchaser in accordance with the Purchaser's agreement with such firm.

                                   ARTICLE V
                     CONDUCT OF BUSINESS PENDING THE CLOSING

     Section 5.1 Covenants of the Seller. After the date hereof and prior to the Closing or earlier termination of this Agreement, the Seller agrees that, except as set forth in Section 5.1 of the Seller Disclosure Schedule and except (i) as contemplated in or permitted by this Agreement, (ii) as provided for in the annual budgets or capital budgets (copies of which, in their current form, have been made available to the Purchaser and included in the Seller Disclosure Schedule) for the Company and each Company Subsidiary, (iii) in connection with necessary repairs due to breakdown or casualty, or other actions taken in response to a business emergency or other unforeseen operational matters,
(iv) as required by law, rule or regulation, or (v) to the extent the Purchaser shall otherwise consent, which decision regarding consent shall be made promptly, and which consent shall not be unreasonably withheld, conditioned or delayed:

          (a) the business of the Company and each Company Subsidiary shall be conducted in the ordinary and usual course in substantially the same manner as heretofore conducted and, to the extent consistent therewith, the Company and each Company Subsidiary shall use its respective commercially reasonable efforts to preserve its business organization intact and maintain its existing relations and goodwill with customers, suppliers, creditors, lessors and business associates;

          (b) the Company shall not, nor shall the Company permit any of the Company Subsidiaries to, (i) amend their operating agreements or limited liability company agreements other than amendments which are ministerial in nature or otherwise immaterial; (ii) split, combine or reclassify their outstanding Units of Membership Interests; (iii) declare, set aside or pay any distribution payable in cash, stock or property in respect of any Units other than (A) distributions paid to the Company or its wholly-owned Subsidiaries or
(B) dividends in respect of earnings of the Company for the period between March 31, 2002 and the Closing Date not in excess of 100% of the net income for such period; or (iv) repurchase, redeem or otherwise acquire any of its Units of Membership Interests or any securities convertible into or exchangeable or exercisable for any of its Units of Membership Interests;

          (c) neither the Company nor any Company Subsidiary shall issue, sell, or dispose of any Units of, or securities convertible into or exchangeable or exercisable for, or options, warrants, calls, commitments or rights of any kind to acquire, any Units of its Membership Interests or any other property or assets;

          (d) neither the Company nor any Company Subsidiary shall incur any indebtedness except for indebtedness that is incurred in the ordinary and usual course of business and complies with the restrictions of Section 5.1(d) of the Seller Disclosure Schedule;

          (e) neither the Company nor any Company Subsidiary shall repay principal on existing indebtedness except in accordance with the amortization schedule of such debt;

          (f) neither the Company nor any Company Subsidiary shall make any acquisition of, or investment in, assets or stock of any other Person or entity, other than in the ordinary and usual course of business and not to exceed singularly or in the aggregate $2 million in any calendar year and no acquisition or investment shall be of any public utility company (as defined in PUHCA) or in a business or any interest in a business which would not be retainable by the Purchaser under PUHCA following the Closing;

          (g) neither the Company nor any Company Subsidiary shall sell, lease, license, encumber or otherwise dispose of any of its assets, other than in the ordinary and usual course of business, and in an amount not to exceed singularly or in the aggregate $2 million in any calendar year;

          (h) neither the Company nor any Company Subsidiary shall terminate, establish, adopt, enter into, make any new grants or awards of unit-based compensation or other benefits under, amend or otherwise materially modify any Company Plan or increase the salary, wage, bonus or other compensation of any managers, officers or employees except (i) for grants or awards to managers, officers and employees under any existing Company Plan in such amounts and on such terms as are consistent with past practice, (ii) in the normal and usual course of business (which shall include normal periodic performance reviews and related plans and the provision of any individual Company Plan consistent with past practice for newly hired, appointed or promoted officers and employees), or
(iii) for actions necessary to satisfy existing contractual obligations under any Company Plan existing as of the date hereof or to comply with applicable law;

          (i) the Company and each Company Subsidiary shall maintain insurance with financially responsible or nationally recognized insurers in such amounts and against such risks and losses as are consistent with the insurance maintained by the Company and each Company Subsidiary, respectively, in the ordinary and usual course of business;

          (j) the  Company  shall not,  nor shall it permit  any of the  Company
Subsidiaries to, change any material financial or Tax accounting method, policies, practices or election, except as required by GAAP or SEC accounting regulations or guidelines or applicable law;

          (k) the Seller and the Company shall promptly provide the Purchaser with copies of all filings made by the Seller, the Company or any Company Subsidiary with, and inform the Purchaser of any communications received from, any state or federal court, administrative agency, commission or other Governmental Authority in connection with this Agreement and the transactions contemplated hereby;

          (l) the Seller, the Company and each Company Subsidiary shall use their respective best efforts to promptly obtain all of the Seller Required Consents and the Seller Required Statutory Approvals. The Seller shall promptly notify the Purchaser of any failure or prospective failure to obtain any such consents or approvals and, if requested by the Purchaser, shall provide copies of all of the Seller Required Consents and the Seller Required Statutory Approvals obtained by the Seller, the Company and each Company Subsidiary to the Purchaser;

          (m) the Company shall not, nor shall it permit any of the Company Subsidiaries to, enter into any material agreement or arrangement with any other person that, directly or indirectly, controls or is under common control with or is controlled by the Seller, or any of its respective subsidiaries on terms to the Company or the Company Subsidiaries materially less favorable than could be reasonably expected to have been obtained with an unaffiliated third party on an arm's-length basis;

          (n) the Company shall, and shall cause the Company Subsidiaries to, use commercially reasonable efforts to maintain in effect or renew all existing material Permits pursuant to which the Company or any of the Company Subsidiaries operate;

          (o) the Seller shall not, nor shall it permit any Subsidiary of the Seller to, directly or indirectly, solicit for employment by such persons any of the current officers, managers or employees of the Company or any Company Subsidiary except for those persons specified on Section 5.1(o) of the Seller Disclosure Schedule; provided that the Seller and the Subsidiaries of the Seller shall not be prohibited from employing any such person who contacts the Seller or any Subsidiary of the Seller on his or her own initiative or who responds to a general solicitation through the use of media advertisements, the Internet or professional search firms; and

          (p) the Company shall not, nor shall it permit any Company Subsidiary to, transfer or assign any contracts to which the Company or any of the Company Subsidiaries is a party, to any of the Company's affiliates (other than the Company Subsidiaries) or to CILCORP Inc., or any of its Subsidiaries.

     Section 5.2 No Solicitation and Confidentiality.

          (a) From the date hereof through the Closing, none of the parties nor their representatives (including, without limitation, investment bankers, attorneys and accountants) shall, directly or indirectly, enter into, solicit, initiate or continue any discussions or negotiations with, or encourage or respond to any inquiries or proposals by, or participate in any negotiations with, or provide any information to, or otherwise cooperate in any other way with, any person or other entity or group, concerning any sale of all or a portion of the Company, or of any membership units of the Company or any Company Subsidiary or any merger, consolidation, liquidation, dissolution or similar transaction involving the Company or any Company Subsidiary (each such transaction being referred to herein as a "Proposed Acquisition Transaction") other than with (i) the Purchaser and its representatives, or (ii) as required by law. Neither the Seller nor the Company shall, directly or indirectly, through any officer, director, employee, representative, agent or otherwise, solicit, initiate or encourage the submission of any proposal or offer from any person (including, without limitation, a "person" as defined in Section 13(d)(3) of the Exchange Act) or entity relating to any Proposed Acquisition Transaction. The Seller and the Company represent that they are not now engaged in discussions or negotiations with any party other than the Purchaser with respect to any of the foregoing.

          (b) Notification. The Seller and the Company shall promptly notify the Purchaser if any discussions or negotiations are sought to be initiated, any inquiry or proposal is made, or any information is requested with respect to any Proposed Acquisition Transaction and notify the Purchaser of the identity of the prospective purchaser or soliciting party and any other information relating to such inquiry or proposal known to the Seller, the Company or any Company Subsidiary.

                                   ARTICLE VI
                              ADDITIONAL AGREEMENTS

     Section 6.1 Access to Company Information. Upon reasonable notice, the Seller shall, and shall cause the Company and each Company Subsidiary to, afford to the officers, directors, managers, employees, accountants, counsel, investment bankers, financial advisors and other representatives (collectively, "Representatives") of the Purchaser reasonable access, during normal business hours throughout the period prior to the Closing Date, to all of the Company's and the Company Subsidiaries' properties, books, contracts, commitments and records and, during such period, the Seller shall, and shall cause the Company and each Company Subsidiary to, furnish promptly to the Purchaser and its Representatives, (i) access to each report, schedule and other document filed or received by the Company, each Company Subsidiary pursuant to the requirements of federal or state securities laws or filed with or sent to any federal or state regulatory agency or commission and (ii) access to all information concerning the Company, each Company Subsidiary and its respective managers and officers and such other matters as may be reasonably requested by the Purchaser or its

Representatives in connection with any filings, applications or approvals required or contemplated by this Agreement or for any other reason related to the transactions contemplated by this Agreement. The Purchaser agrees to indemnify and hold the Seller, the Company and the Company Subsidiaries harmless from any and all claims and liabilities, including costs and expenses for loss, injury to or death of any Representative of the Purchaser, and any loss, damage to or destruction of any property owned by the Seller, the Company or the Company Subsidiaries or others (including claims or liabilities for loss of use of any property) resulting directly or indirectly from the action or inaction of any of the Representatives of the Purchaser during any visit to the business or property sites of the Company or the Company Subsidiaries prior to the Closing Date, whether pursuant to this Section 6.1 or otherwise. None of the Purchaser nor any of its Representatives shall conduct any environmental testing or sampling on any of the business or property sites of the Company or the Company Subsidiaries prior to the Closing Date. Each party shall, and shall cause its Subsidiaries and Representatives to, hold in strict confidence all documents and information concerning the other furnished to it in connection with the transactions contemplated by this Agreement in accordance with the Confidentiality Agreement, dated November 15, 2001, as amended, entered into by and between the Seller and the Purchaser (the "Confidentiality Agreement").

     Section 6.2 Regulatory Matters.

          (a) HSR Filings. Each party hereto shall, as soon as practicable as mutually agreed by the parties, file or cause to be filed with the Federal Trade Commission (the "FTC") and the Department of Justice (the "DOJ") any notifications required to be filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the rules and regulations promulgated thereunder with respect to the transactions contemplated hereby. Such parties shall use all best efforts to respond on a timely basis to any requests for additional information made by either of such agencies.

          (b) Other Regulatory Approvals. Each party hereto shall cooperate and use best efforts to prepare and file as soon as practicable all necessary documentation, to effect all necessary applications, notices, petitions, filings and other documents, and to use best efforts to obtain all necessary permits, consents, approvals and authorizations of all Governmental Authorities necessary or advisable to obtain the Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals. The parties further agree to use best efforts (i) to take any act, make any undertaking or receive any clearance or approval required by any Governmental Authority or applicable law and (ii) to satisfy any conditions imposed by any Governmental Authority in all Final Orders (as defined in and for purposes of Section 7.1(b)). Each of the parties shall (i) respond as promptly as practicable to any inquiries or requests received from any Governmental Authority for additional information or documentation, and (ii) not enter into any agreement with any Governmental Authority not to consummate the transactions contemplated by this Agreement, except with the prior consent of the other party hereto (which shall not be unreasonably withheld or delayed). Each of the parties shall make best efforts to avoid or eliminate each and every impediment under any antitrust, competition, or trade or energy regulation law (including the Federal Power Act, as amended, and the FERC's regulations thereunder) that may be asserted by any Governmental Authority with respect to the transactions contemplated hereby so as to enable the Closing Date to occur as soon as reasonably possible. The steps involved in the preceding sentence shall include proposing, negotiating, committing to and effecting, by consent decree, hold separate order or otherwise, the sale, divestiture or disposition of such assets or businesses of the Purchaser or its affiliates (including their respective Subsidiaries) or agreeing to such limitations on its or their conduct or actions as may be required in order to obtain the Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals as soon as reasonably possible, to avoid the entry of, or to effect the dissolution of, any injunction, temporary restraining order or other order in any suit or proceeding, which would otherwise have the effect of preventing or delaying the Closing Date, and defending through litigation on the merits, including appeals, any claim asserted in any court by any party.

          (c) Exception. Notwithstanding anything to the contrary in Section 6.2, neither party shall be required to take any actions that would have a Company Material Adverse Effect or a Purchaser Material Adverse Effect, and, further, any terms or conditions imposed by the FERC, the FTC or the Antitrust Division of the DOJ relating to market power, including but not limited to, divestiture of generation or transmission improvements, shall not constitute a Company Material Adverse Effect or a Purchaser Material Adverse Effect.

          (d) Responsibilities. The Seller and the Purchaser agree that (i) the Purchaser shall have primary responsibility for the preparation and filing of any applications with or notifications to the FERC, the FTC and/or the DOJ and the SEC under PUHCA and (ii) the Seller and the Purchaser shall have joint responsibility for the preparation and filing of any applications with or notifications to the ICC. Each party shall have the right to review and approve in advance drafts of all such necessary applications, notices, petitions, filings and other documents made or prepared in connection with the transactions contemplated by this Agreement, which approval shall not be unreasonably withheld or delayed.

     Section 6.3 Consents. The Seller and the Purchaser agree to use reasonable best efforts to obtain the Seller Required Consents and the Purchaser Required Consents, respectively, and to cooperate with each other in connection with the foregoing.

     Section 6.4 Managers' and Officers' Indemnification.

          (a) Indemnification. From and after the Closing Date, the Purchaser shall cause the Company, to the fullest extent permitted under applicable law, to indemnify and hold harmless (and advance funds in respect of each of the foregoing) each present and former employee, agent, manager or officer of the Company and the Company Subsidiaries (each, together with such person's heirs, executors or administrators, an "Indemnified Party" and collectively, the "Indemnified Parties") against any costs or expenses (including advancing attorneys' fees and expenses in advance of the final disposition of any claim, suit, proceeding or investigation to each Indemnified Party to the fullest extent permitted by law), judgments, fines, losses, claims, damages, liabilities and amounts paid in settlement in connection with any actual or threatened claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative (an "Action"), arising out of, relating to or in connection with any action or omission by such Indemnified Party in his or her capacity as an employee, agent, manager or officer occurring or alleged to have occurred whether before or after the Closing Date (including acts or omissions in connection with such person's service as an officer, manager or other fiduciary in any entity if such service was at the request or for the benefit of the Company or any of the Company Subsidiaries) or this Agreement or the transactions contemplated hereby. In the event of any such Action, the Purchaser shall cooperate with the Indemnified Party in the defense of any such Action.

          (b) Survival of Indemnification. To the fullest extent not prohibited by law, from and after the Closing Date, all rights to indemnification now existing in favor of the Company Indemnified Parties with respect to their activities as such prior to or on the Closing Date, as provided in the Company's and each Company Subsidiary's respective articles of incorporation, by-laws, other organizational documents or indemnification agreements in effect on the date of such activities or otherwise in effect on the date hereof, shall survive the Closing and shall continue in full force and effect for a period of not less than six years from the Closing Date, provided that, in the event any claim or claims are asserted or made within such six-year period, all such rights to indemnification in respect of any claim or claims shall continue until final disposition of such claim or claims.

          (c) Insurance. For a period of six years after the Closing Date, the Purchaser shall or the Purchaser shall cause the Company to maintain in effect policies of directors' and officers' liability insurance equivalent to those maintained by the Seller on behalf of the Company prior to the Closing Date for the benefit of those persons who are currently covered by such policies on terms no less favorable than the terms of such current insurance coverage; provided, however, that the Purchaser will not be required to expend in any year an amount in excess of 200% of the annual aggregate premiums currently paid by the Seller or the Company, as the case may be, for such insurance; provided, further, that if the annual premiums of such insurance coverage exceed such amount, the Purchaser shall cause the Company to obtain a policy with the best coverage available, in the reasonable judgment of the board of directors of the Purchaser for a cost not exceeding such amount.

          (d) Successors. In the event that, after the Closing Date, the Company or the Purchaser or any of their respective successors or assigns (i) consolidates with or merges into any other Person or entity and shall not be the continuing or surviving corporation or entity of such consolidation or merger or
(ii) transfers all or a substantial portion of its properties and assets to any Person or entity, then and in either such case, proper provisions shall be made so that the successors and assigns of the Company or the Purchaser, as the case may be, shall assume the obligations set forth in this Section 6.4.

          (e) Benefit. The provisions of this Section 6.4 are intended to be for the benefit of, and shall be enforceable by, each Company Indemnified Party, his or her heirs, executors or administrators and his or her other representatives.

     Section 6.5 Public Announcements. Except as may be required by law or by obligations pursuant to any listing agreement with or rules of any national securities exchange, the Seller and the Purchaser shall use reasonable efforts to consult with each other prior to issuing any press releases or otherwise making public announcements with respect to this Agreement and the transactions contemplated hereby and the parties shall consult with each other regarding any press releases initially announcing the execution of this Agreement.

     Section 6.6 Workforce Matters. If any employee of the Company or any Company Subsidiary who was an employee immediately prior to the Closing (an "Affected Employee") is discharged by the Company or any Company Subsidiary as of or after the Closing, then the Purchaser shall be responsible for any and all severance costs for such Affected Employee, including payments owing under those agreements, plans or arrangements listed in Section 3.8(a) of the Seller
Disclosure Schedule. The Purchaser shall be responsible for providing any continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") in respect of Affected Employees who experience or have experienced a qualifying event (within the meaning of COBRA) prior to, on or after the Closing Date including, without limitation, all other employees of the Company or any Company Subsidiary who experience such a qualifying event before the Closing Date but who do not provide notice of the qualifying event until on or after the Closing Date. The Purchaser shall be responsible and assume all liability for all notices or payments due to any Affected Employees under the Worker Adjustment and Retraining Notification Act and regulations promulgated thereunder (the "WARN Act") or to any employee of the Company or any Company Subsidiary who becomes entitled to receive notice as required under the WARN Act on account of the aggregation of "employment losses" in accordance with the WARN Act, and all notices, payments, fines or assessments due to any Governmental Authority, pursuant to any applicable foreign, federal, state or local law, common law, statute, rule or regulation with respect to the employment, discharge or layoff of employees by the Company or any Company Subsidiary after the Closing Date, including the WARN Act, and any comparable state or local law.

     Section 6.7 Tax Matters.

          (a) Tax Returns.

               (i) The Seller shall file or cause to be filed when due all Tax Returns that are required to be filed by or with respect to the Company and each Company Subsidiary for taxable years or periods ending on or before the Closing Date. The Seller shall include the income of the Company and each Company Subsidiary (including any deferred intercompany income triggered under Treasury Regulation Section 1.1502-13 or its predecessors and any excess loss account taken into income under Treasury Regulation
     Section 1.1502-19) on the AES Consolidated U.S. federal Tax Returns for all periods ending on or before the Closing Date.

               (ii) The Purchaser shall file or cause to be filed when due all Tax Returns that are required to be filed by or with respect to the Company and each Company Subsidiary for taxable years or periods ending after the Closing Date.

               (iii)Any Tax Return required to be filed by the Purchaser relating to any taxable year or period that includes but does not end on the Closing Date (a "Straddle Period") shall be prepared in accordance with past practice (to the extent permitted under applicable law) and submitted (with copies of any relevant schedules, work papers and other documentation then available) to the Seller for the Seller's approval not less than forty-five (45) days prior to the due date (including extensions) for the filing of such Tax Return. The Seller's approval shall not be unreasonably withheld.

               (iv) Upon the written request of the Purchaser setting forth in detail the computation of the amount owed, the Seller shall pay to the Purchaser, no later than two (2) days prior to the due date for the applicable Tax Return, the Taxes for which the Seller is liable pursuant to
     Section 6.7(b) and that are payable with any Tax Return to be filed by the Purchaser with respect to any Straddle Period.

               (v) Within thirty (30) days after the Closing Date (and from time to time thereafter if the Seller reasonably requests), the Seller shall provide to the Purchaser a list of the specific Tax information materials required to enable the Seller to prepare and file all Tax Returns required to be prepared and filed by the Seller pursuant to Section 6.7(a)(i). Within sixty (60) days after receiving any list, the Purchaser shall cause the Company and each Company Subsidiary to prepare and provide to the Seller a package containing the Tax information materials identified in any list. The Purchaser shall prepare such package in good faith in a manner substantially consistent with the Seller's past practice.

          (b) Liability for Taxes.

               (i) The Seller shall be liable for all Taxes with respect to Tax Returns described in Section 6.7(a)(i), for all Taxes apportioned to the Seller under Section 6.7(b)(iii), and for 50% of the Taxes described in
     Section 6.7(m). Notwithstanding the foregoing, the Seller shall not be liable for Taxes other than Income Taxes ("Non-Income Taxes") with respect to Tax Returns described in Section 6.7(a)(i) and for all Taxes apportioned to the Seller under Section 6.7(b)(iii) to the extent that Non-Income Taxes reduce Working Capital.

               (ii) The Purchaser shall be liable for all Taxes with respect to Tax Returns described in Section 6.7(a)(ii), for all Taxes apportioned to the Purchaser under Section 6.7(b)(iii), for 50% of the Taxes described in
     Section 6.7(m) and for Non-Income Taxes to the extent that Non-Income Taxes reduce Working Capital.

               (iii) For purposes of this Section 6.7, where it is necessary to apportion between the Seller and the Purchaser the Tax liability of an entity for a Straddle Period (which is not treated under Treasury Regulation Section 1.1502-76(b) or similar provisions of state, local, or other law as closing on the Closing Date), such liability shall be apportioned between the period deemed to end at the close of the Closing Date, and the period deemed to begin at the beginning of the day following the Closing Date on the basis of an interim closing of the books, except that Taxes (such as real property Taxes) imposed on a periodic basis shall be allocated or a daily basis.

               (iv) In determining the Seller's liability for Taxes pursuant to this Agreement, the Seller shall be credited with the amount of estimated Taxes and any Taxes under the United States Federal Unemployment Tax Act or the United States Federal Insurance Contributions Act that are paid by or on behalf of the Company or any Company Subsidiary prior to the Closing. To the extent that the Seller's liability for Taxes for a taxable year or period is less than the amount of such Taxes previously paid by or on behalf of the Company or any Company Subsidiary with respect to all or a portion of such taxable year or period, the Purchaser shall pay the Seller the difference within two (2) days of filing the Tax Return relating to such Taxes. To the extent that Non-Income Taxes paid by the Company or any Company Subsidiary with respect to any pre-Closing period are less than the amount of such Non-Income Taxes that reduce Working Capital, the Purchaser shall pay the Seller the difference within two (2) days of filing each Tax Return relating to such Non-Income Taxes.

          (c) Refunds.

               (i) Any Tax refund (including any interest in respect thereof) received by the Purchaser, the Company, or any Company Subsidiary, and any amounts credited against Taxes to which the Purchaser or a Purchaser Subsidiary (including the Company, or any Company Subsidiary) becomes entitled (including by way of any amended Tax Returns but excluding Tax Returns from a carryback filing), that relate to any taxable period, or portion thereof of the Company or a Company Subsidiary ending on or before the Closing Date, shall be for the account of the Seller, and the Purchaser shall pay over to the Seller any such refund or the amount of any such credit within fifteen (15) days after receipt of such refund or utilization of such credit. Any Tax refund from a carryback filing not prohibited under
     Section 6.7(e)(iii) shall be for the account of the Purchaser.

               (ii) The Purchaser shall pay the Seller interest at the rate prescribed under Section 6621(a)(1) of the Code, compounded daily, on any amount not paid when due under this Section 6.7(c). For purposes of this
     Section 6.7(c), where it is necessary to apportion a refund or credit between the Purchaser and the Seller for a Straddle Period, such refund or credit shall be apportioned between the period deemed to end at the close of the Closing Date and the period deemed to begin at the beginning of the day following the Closing Date on the basis of an interim closing of the books of the Company and any Company Subsidiary, except that Taxes (such as real property Taxes) imposed on a periodic basis shall be allocated on a daily basis.

               (iii)The Purchaser shall cooperate, and shall cause the Company and any Company Subsidiary to cooperate, in obtaining, at the Seller's expense, any Tax refund (other than a refund based on a carryback from a taxable year or period beginning after the Closing Date) that the Seller reasonably believes is available based on substantial authority, including through filing appropriate forms with the applicable Tax authority.

          (d) Certain Post-Closing Settlement Payments.

               (i) If the examination of any federal, state, local or other Tax Return of the Seller for any taxable period ending on or before the Closing Date shall result (by settlement or otherwise) in any adjustment that permits the Purchaser, the Company, or any Company Subsidiary to increase deductions, losses or tax credits or decrease the income, gains or recapture of tax credits which would otherwise (but for such adjustments) have been reported or taken into account (including by way of any increase in basis) by the Purchaser, the Company, or any Company Subsidiary for one or more periods beginning and ending within ten (10) years after the Closing Date, the Seller shall notify the Purchaser and provide it with adequate information so that the Purchaser can reflect on its, the Company's, or Company Subsidiary's Tax Returns such increases in deductions, losses or tax credits or decreases in income, gains or recapture of tax credits. The Purchaser shall pay to the Seller, within thirty (30) days of the filing of the Tax Returns for the taxable year in which the Tax Benefit was realized, the amount of any resulting Tax Benefit. "Tax Benefit" shall mean the amount of any refund, credit or reduction in otherwise required Tax payments, including any interest payable thereon, actually realized, provided, that, for these purposes, Tax items shall be taken into account in accordance with the ordering principles of the Code or other applicable law. For purposes of this
     Section 6.7(d)(i), estimated Tax payments shall not be considered Tax Returns and Tax Benefits shall be based on Tax Returns as filed.

               (ii) If the examination of any federal, state, local or other Tax Return of the Purchaser, the Company, or any Company Subsidiary for any taxable period ending after the Closing Date shall result (by settlement or otherwise) in any adjustment that permits the Seller to increase deductions, losses or tax credits or decrease the income, gains or recapture of tax credits which would otherwise (but for such adjustments) have been reported or taken into account (including by way of any increase in basis) by the Seller for one or more periods ending on or before the Closing Date, the Purchaser shall notify the Seller and provide it with adequate information so that the Seller can reflect on its Tax Returns such increases in deductions, losses or tax credits or decreases in income, gains or recapture of tax credits. The Seller shall pay to the Purchaser, within thirty (30) days of the receipt of such information, fifty percent (50%) of the amount of any resulting Tax Benefits.

          (e) Post-Closing Actions that Affect the Seller's Liability for Taxes.

               (i) The Purchaser shall not take, or cause or permit the Company or any Company Subsidiary (or any of their affiliates) to take, any action, with respect to the taxable year or period of the Purchaser, the Company, any Company Subsidiary, or affiliate, as applicable, which includes the Closing Date, which would be reasonably likely to increase the Seller's or any of its affiliates' liability for Taxes (including any liability of the Seller to indemnify the Purchaser for Taxes pursuant to this Agreement) including, for example, any action that would be reasonably likely to, result in, or change the character of, any income or gain that the Seller or any Seller affiliate must report on any Tax Return.

               (ii) None of the Purchaser or any affiliate of the Purchaser shall (or shall cause or permit the Company or any of the Company Subsidiaries to) amend, refile or otherwise modify any Tax Return relating in whole or in part to the Company or any of the Company Subsidiaries with respect to any taxable year or period ending on or before the Closing Date (or with respect to any Straddle Period) without the prior written consent of the Seller, which consent may be withheld in the sole discretion of the Seller; provided, that the Seller's consent shall not be required for modifications that relate exclusively to the post-Closing Date portion of a Straddle Period and that would not be reasonably likely to increase the Seller's liability for Taxes under Section 6.7(i) of this Agreement.

               (iii) Except to the extent otherwise required by law, none of the Purchaser or any affiliate of the Purchaser shall (or shall cause or permit the Company or any of the Company Subsidiaries to) carry back for federal, state, local or foreign tax purposes to any taxable period, or portion thereof, of the Company or any of the Company Subsidiaries or the Seller or any affiliate of the Seller ending on or before, or which includes, the Closing Date any operating losses, net operating losses, capital losses, tax credits or similar items arising in, resulting from, or generated in connection with a taxable year of the Purchaser or any affiliate of the Purchaser, or portion thereof, ending after the Closing Date.

          (f) Tax Payments. The Purchaser agrees that, pursuant to any Tax sharing, Tax allocation, or Tax indemnity agreements between the Seller or any Seller affiliate on the one hand and the Company or any Company Subsidiary on the other hand, the Company or any Company Subsidiary may make tax sharing payments to the Seller on any date or dates up to and including the Closing Date. Any payment made pursuant to this Section 6.7(f) shall comply with the terms of the agreement to which it relates (other than terms requiring payment on a specified date or dates). Payments to the Seller pursuant to this Section 6.7(f) shall reduce the cash component of Working Capital as of the Closing Date.

          (g) Assistance and Cooperation. After the Closing Date, each of the Seller and the Purchaser shall, and shall cause their respective affiliates to, execute any forms necessary to filing a Tax Return and provide information to the other party regarding the Company or any Company Subsidiary in connection with (i) the other party preparing any Tax Returns that such other party is responsible for preparing and filing and (ii) the other party preparing for any audits of, or disputes with any Tax authority regarding, any Tax Returns of the Company or any Company Subsidiary. In connection therewith, the Seller and the Purchaser shall not dispose of any Tax work papers, books or records relating to the Company or any Company Subsidiary during the six-year period following the Closing Date, and thereafter shall give the other parties reasonable written notice before disposing of such items.

          (h) Section 338 Elections. The Purchaser agrees that if the Seller notifies the Purchaser in writing, on or prior to the 120th day following the

Closing Date, of its intention to make an election under Section 338(h)(10) of the Code, and any corresponding elections under state and local law, with respect to the purchase and sale of Units hereunder (such elections collectively the "Section 338(h)(10) Election"), the Purchaser shall join with the Seller in timely making such joint Section 338(h)(10) Election. If the Seller elects to make a Section 338(h)(10) Election, prior to the 120th day following the Closing Date, the Seller shall (i) determine the aggregate deemed sale price ("ADSP") (within the meaning of Treasury Regulations Section 1.338-4T) of the Company and the adjusted grossed-up basis ("AGUB") (within the meaning of Treasury Regulations Section 1.338-5T) of the Company's assets for Tax purposes;
(ii) determine the proper allocation ("Allocation") (in accordance with Treasury Regulations Section 1.338-6T and 1.338-7T) of the ADSP and AGUB among the assets of the Company for Tax purposes; and (iii) deliver the Allocation to Purchaser. If the Purchaser notifies the Seller in writing of a disagreement with respect to an Allocation, the Seller and the Purchaser shall attempt to resolve their differences within thirty (30) days of the Seller's receipt of such notice from the Purchaser. If no agreement can be reached within sixty (60) days of the Seller's receipt of such notice from Purchaser, the Seller and the Purchaser shall agree to an Allocation based on an appraisal of the assets performed by an accounting firm with national standing agreed upon by the Seller and the Purchaser. In the absence of a notice from the Purchaser, or in the event that the Seller and the Purchaser agree to an Allocation, the Seller and the Purchaser shall (i) be bound by such Allocation for purposes of determining any Taxes, (ii) prepare and file their Tax Returns consistent with such Allocations, and (iii) take no position inconsistent with such Allocation on any Tax Return, in any proceeding before any Taxing authority or otherwise. If a Section 338(h)(10) Election is not made, for purposes of all Tax Returns and other applicable filings, the Seller and the Purchaser will each report the Units purchase as a sale and purchase, respectively, of the Units.

          (i) Indemnification by the Seller. Notwithstanding any other provision of this Agreement other than Section 6.7(b)(iv), the Seller shall indemnify the Purchaser from and against and in respect of:

               (i) any liability for Taxes imposed on the Company or any Company Subsidiary as members of the "affiliated group" (within the meaning of Section 1504(a) of the Code) of which the Seller (or any predecessor or successor) is the common parent that arises under Treasury Regulation
     Section 1.1502-6(a) or any comparable provision of foreign, state or local law;

               (ii) any liability for Taxes imposed on the Company or any Company Subsidiary for any taxable year or period that ends on or before the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period deemed to end on and include the Closing Date; provided, that any indemnification for Non-Income Tax liabilities under this Section 6.7(i)(ii) shall apply only to the extent such Non-Income Tax liabilities exceed the amount by which Non-Income Taxes reduce Working Capital; and

               (iii) any liability for Taxes for which the Seller is responsible under Section 6.7(m).

Any indemnification under this Section 6.7(i) shall give effect to any related Tax Benefit and be net of any reserves and amounts recovered from third parties, including amounts recovered through utility rate increases. The indemnification pursuant to this Section 6.7(i) shall be the sole and exclusive remedy of the Purchaser against the Seller with respect to any liability for Taxes in connection with this Agreement.

          (j) Indemnification by the Purchaser. Notwithstanding any other provision of this Agreement, the Purchaser shall indemnify the Seller from and against and in respect of:

               (i) any liability for Taxes imposed on any of the Company or any Company Subsidiary for any taxable year or period that begins after the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period beginning the day after the Closing Date; and

               (ii)  any   liability  for  Taxes  for  which  the  Purchaser  is
     responsible under Section 6.7(m).

Any indemnification under this Section 6.7(j) shall give effect to any related Tax Benefit and be net of any reserves and amounts recovered from third parties, including amounts recovered through utility rate increases. The indemnification pursuant to this Section 6.7(j) shall be the sole and exclusive remedy of the Seller against the Purchaser with respect to any liability for Taxes in connection with this Agreement.

          (k) Contests.

               (i) Notice. After the Closing Date, the Seller and the Purchaser each shall notify the other party in writing within fifteen (15) days of the commencement of any Tax audit or administrative or judicial proceeding affecting the Taxes of any of the Company or any Company Subsidiary that, if determined adversely to the taxpayer (the "Tax Indemnitee") or after the lapse of time would be grounds for indemnification under this Section 6.7 by the other party (the "Tax Indemnitor"). Such notice shall contain factual information describing any asserted Tax liability in reasonable detail and shall include copies of any notice or other document received from any Tax authority in respect of any such asserted Tax liability. If either the Seller or the Purchaser fails to give the other party prompt notice of an asserted Tax liability as required under this Agreement, then
     (A) if the Tax Indemnitor is precluded by the failure to give prompt notice from contesting the asserted Tax liability in any judicial forum, then such party shall not have any obligation to indemnify the other party for any losses arising out of such asserted Tax liability and (B) if the Tax Indemnitor is not so precluded from contesting, if such failure to give prompt notice results in a detriment to the Tax Indemnitor, then any amount which the Tax Indemnitor is otherwise required to pay pursuant to this
     Section 6.7 with respect to such liability shall be reduced by the amount of such detriment.

               (ii) Control of Contests Involving Pre-Closing Periods or Straddle Periods. In the case of an audit or administrative or judicial proceeding involving any asserted liability for Taxes relating to any taxable years or periods ending on or before the Closing Date or any Straddle Period of the Company or any Company Subsidiary, the Seller shall have the right, at its expense, to control the conduct of such audit or proceeding; provided, however, that (i) the Seller shall keep the Purchaser reasonably informed with respect to the status of such audit or proceeding and provide the Purchaser with copies of all written correspondence with respect to such audit or proceeding in a timely manner and (ii) if such audit or proceeding would be reasonably expected to result in a material increase in Tax liability of the Company or any Company Subsidiary for which the Purchaser would be liable under this Section 6.7, (A) the Purchaser may participate in the conduct of such audit or proceeding at its own expense and (B) the Seller shall not settle any such audit or proceeding without the consent of Purchaser, which consent shall not be unreasonably withheld.

               (iii) Control of Contests Involving Post-Closing Periods. In the case of an audit or administrative or judicial proceeding involving any asserted liability for Taxes relating to any taxable years or periods beginning after the Closing Date, the Purchaser shall have the right, at its expense, to control the conduct of such audit or proceeding; provided, however, that if such audit or proceeding would be reasonably expected to result in a material increase in Tax liability of the Company or any Company Subsidiary for which the Seller would be liable under this Section 6.7, (A) the Seller may participate in the conduct of such audit or proceeding at its own expense and (B) the Purchaser shall not settle any such audit or proceeding without the consent of the Seller, which consent shall not be unreasonably withheld.

          (l) Termination Tax Sharing Agreements. On or before the Closing Date, the Seller shall cause all Tax sharing, Tax allocation, or Tax indemnity agreements between the Seller or any Seller affiliate on the one hand, and the Company or any Company Subsidiary on the other hand, to be terminated as of the Closing Date (or any earlier date) and the agreements will have no further effect for any taxable year (current, future, or past).

          (m) Transfer Taxes. Notwithstanding any other provision of this Agreement to the contrary, the Purchaser and the Seller shall each pay 50% of
(i) all transfer (including real property transfer and documentary transfer) Taxes and fees imposed with respect to the sale and transfer of Shares contemplated hereby and (ii) all sales, use, gains (including state and local transfer gains), excise and other transfer or similar Taxes imposed with respect to the sale and transfer of Shares contemplated hereby. The Seller shall execute and deliver to the Purchaser at the Closing any certificates or other documents as the Purchaser may reasonably request to perfect any exemption from any such transfer, documentary, sales, use, gains, excise or other Taxes, or to otherwise comply with any applicable reporting requirements with respect to any such Taxes.

          (n) Retention of Tax Attributes. The Seller may elect to retain the Tax attributes of the Company or any Company Subsidiary, including net operating losses and capital loss carryovers of such entities, to the extent permitted under the Code, Treasury Regulations, other pronouncements of the Internal Revenue Service, or other applicable law. At the Seller's request, the Purchaser will, and will cause any Purchaser Subsidiary, the Company, and any Company Subsidiary to, take any actions necessary to effect such elections of the Seller.

          (o) Treatment of Purchase Price. The Seller, the Purchaser and their respective Subsidiaries shall treat the Final Purchase Price as the purchase price for the sale, conveyance, assignment, transfer and delivery to the Purchaser of the Shares in preparing and filing their Tax Returns and shall take no position inconsistent therewith in any proceeding before any taxing authority or otherwise unless otherwise required pursuant to a final resolution of any Tax for a taxable year that, under applicable law, is not subject to further appeal, review or modification through proceedings or otherwise.

     Section 6.8 Financial Information.

          (a) After the Closing, upon reasonable written notice, the Purchaser and the Seller shall furnish or cause to be furnished to each other and their respective accountants, counsel and other representatives, during normal business hours, such information (including records pertinent to the Company) as is reasonably necessary for financial reporting and accounting matters.

          (b) The Purchaser shall retain all of the books and records of the Company and the Company Subsidiaries after the Closing Date for so long as required by law. After the end of such period, before disposing of such books or records, the Purchaser shall give notice to such effect to the Seller and give the Seller an opportunity to remove and retain all or any part of such books or records as the Seller may select.

     Section 6.9  Termination  of  Affiliate  Contracts.  Except as set forth on
Section 6.9 of the Seller Disclosure Schedule and except as agreed to in writing by the Seller and the Purchaser, all Affiliate Contracts, including any agreements or understandings (written or oral) with respect thereto, shall terminate simultaneously with the Closing without any further action or liability on the part of the parties thereto. Notwithstanding the foregoing, in the absence of a written agreement, the provision of any services (similar to those contemplated by the preceding sentence) by the Seller to the Company or any Company Subsidiary from and after the Closing, which services may be provided by the Seller in its sole discretion, shall be for the convenience, and at the expense, of the Purchaser, upon mutually agreed terms.

     Section 6.10 Seller's Name. The Purchaser shall not acquire, nor shall the Company and its Subsidiaries retain, any rights to the name "AES" (or any derivation thereof) or any trademark, trade name or symbol related thereto. As soon as reasonably practicable after the Closing but not later than sixty (60) days after the Closing Date, the Purchaser shall cause the Company and its Subsidiaries to remove the name "AES" (or any derivation thereof) and all trademarks, trade names or symbols related thereto from the properties and assets of the Company and its Subsidiaries.

     Section 6.11 Further Assurances. Each party will, and will cause its Subsidiaries to, execute such further documents or instruments and take such further actions as may reasonably be requested by the other party in order to consummate the transaction in accordance with the terms hereof.

     Section 6.12 Prepayment Alternative. Notwithstanding anything contained in this Agreement to the contrary, the Purchaser shall waive the condition set forth in Section 7.2(d) if so requested by the Seller in which event Seller shall cause the Company and the Company Subsidiaries to pay off the indebtedness pertaining to the Seller Required Consents and such indebtedness shall not constitute Assumed Obligations for purposes of this Agreement (including Section 1.2(b)).

                                  ARTICLE VII
                                   CONDITIONS

     Section 7.1 Conditions to Each Party's Obligation to Effect the Closing. The respective obligations of each party to effect the Closing shall be subject to the satisfaction on or prior to the Closing Date of the following conditions, except, to the extent permitted by applicable law, that such conditions may be waived in writing pursuant to Section 9.3 by the joint action of the parties hereto:

          (a) No Injunction. No temporary restraining order or preliminary or permanent injunction or other order by any federal or state court preventing consummation of the transactions contemplated hereby shall have been issued and be continuing in effect, and the transactions contemplated hereby shall not have been prohibited under any applicable federal or state law or regulation (collectively, "Restraints"); provided, however, that each of the parties shall have used all reasonable efforts to prevent the entry of any such Restraints and to appeal as promptly as possible any such Restraints that may be entered.

          (b) Statutory Approvals. The Seller Required Statutory Approvals and the Purchaser Required Statutory Approvals shall have been obtained at or prior to the Closing Date by a Final Order. A "Final Order" shall mean action by the relevant regulatory authority which has not been reversed, stayed, enjoined, set aside, annulled or suspended, with respect to which any waiting period prescribed by law before the transactions contemplated thereby may be consummated has expired (but without the requirement for expiration of any applicable rehearing or appeal period), and as to which all conditions to the consummation of such transactions prescribed by law, regulation or order have been satisfied.

          (c) HSR Act. All applicable waiting periods under the HSR Act shall have expired or been terminated.

          (d) Stock Purchase Agreement. The Stock Purchase Agreement between the Seller and the Purchaser of even date herewith regarding the sale of all of the issued and outstanding shares of CILCORP Inc. shall have been consummated in accordance with its terms.

     Section 7.2 Conditions to Obligation of the Purchaser to Effect the Closing. The obligation of the Purchaser to effect the Closing shall be further subject to the satisfaction, on or prior to the Closing Date, of the following conditions, except as may be waived by the Purchaser in writing pursuant to
Section 9.3:

          (a) Performance of Obligations of the Seller. The Seller will have performed in all material respects its agreements and covenants contained in or contemplated by this Agreement which are required to be performed by it at or prior to the Closing.

          (b) Representations and Warranties. The representations and warranties of the Seller set forth in this Agreement shall be true and correct (i) on and as of the date hereof and (ii) on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time which need only be true and correct as of such date or time) except in each of cases (i) and (ii) for such failures of representations or warranties to be true and correct (without giving effect to any materiality qualification or standard contained in any such representations and warranties) which would not result in a Company Material Adverse Effect.

          (c) Closing Certificates. The Purchaser shall have received a certificate signed by the Seller, dated the Closing Date, to the effect that the conditions set forth in Section 7.2(a) and Section 7.2(b) have been satisfied and to the further effect that there has not been any development or combination of developments affecting the Company or any Company Subsidiary, of which the Seller or the Company has knowledge, that would have a Company Material Adverse Effect.

          (d) Seller Required Consents. The Seller Required Consents, the failure of which to obtain would have a Company Material Adverse Effect, shall have been obtained.

          (e) Regulatory Approvals. The Final Orders of any Governmental Authority having authority over the transactions contemplated by this Agreement shall not impose terms or conditions (which are in addition to terms and conditions due to existing laws, rules or regulations), which would have a Company Material Adverse Effect or a Purchaser Material Adverse Effect, provided, however, that any terms or conditions imposed by the FERC, the FTC or the Antitrust Division of the DOJ relating to market power, including but not limited to, divestiture of generation or transmission improvements, will not constitute a Company Material Adverse Effect or a Purchaser Material Adverse Effect.

          (f) Estoppel Letter. The Purchaser shall have received a letter from Caterpillar waiving its termination rights pursuant to Section 4 of Appendix E of the Service Agreement dated as of December 29, 1999 and amended as of February 15, 2001 between Central Illinois Light Company and Caterpillar with respect to the transactions contemplated by this Agreement.

     Section 7.3 Conditions to Obligation of the Seller to Effect the Closing. The obligation of the Seller to effect the Closing shall be further subject to the satisfaction, on or prior to the Closing Date, of the following conditions, except as may be waived by the Seller in writing pursuant to Section 9.3:

          (a) Performance of Obligations of the Purchaser. The Purchaser (and/or its appropriate Subsidiaries) will have performed in all material respects its agreements and covenants contained in or contemplated by this Agreement which are required to be performed by it at or prior to the Closing Date.

          (b) Representations and Warranties. The representations and warranties of the Purchaser set forth in this Agreement shall be true and correct (i) on and as of the date hereof and (ii) on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time which need only be true and correct as of such date or time) except in each of cases (i) and (ii) for such failures of representations or warranties to be true and correct (without giving effect to any materiality qualification or standard contained in any such representations and warranties) which would not prevent, materially delay or materially impair the Purchaser's ability to consummate the transaction contemplated by this Agreement.

          (c) Closing Certificates. The Seller shall have received a certificate signed by the Purchaser, dated the Closing Date, to the effect that the conditions set forth in Section 7.3(a) and Section 7.3(b) have been satisfied and to the further effect that, as of the respective dates of reports filed with the SEC by the Purchaser under the Securities Act and Exchange Act since January 1, 2001, and as of the Closing Date, such reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

          (d) Purchaser Required Consents. The Purchaser Required Consents, the failure of which to obtain would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement, shall have been obtained.

                                  ARTICLE VIII
                                   TERMINATION

     Section 8.1 Termination. This Agreement may be terminated at any time prior to the Closing Date (the "Termination Date"):

          (a) by mutual written consent of the Seller and the Purchaser;

          (b) by the Purchaser or the Seller, if any state or federal law, order, rule or regulation is adopted or issued, which has the effect, as supported by the written opinion of outside counsel for such party, of prohibiting the Closing, or by any party hereto if any court of competent jurisdiction in the United States or any state shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the Closing, and such order, judgment or decree shall have become final and nonappealable;

          (c) by the Purchaser or the Seller, by written notice to the other party, if the Closing Date shall not have occurred on or before March 27, 2003 (the "Initial Termination Date"); provided, however, that the right to terminate the Agreement under this Section 8.1(c) shall not be available to any party whose failure to fulfill any obligation under this Agreement shall have proximately contributed to the failure of the Closing Date to occur on or before such date; and provided, further, that if on the Initial Termination Date the conditions to the Closing set forth in Sections 7.1(b), 7.1(c), 7.1.(d), 7.2(e) and/or 7.2(f) shall not have been fulfilled but all other conditions to the Closing shall be fulfilled or shall be capable of being fulfilled, then the Initial Termination Date shall be extended for a twelve-month period;

          (d) by the Purchaser, by written notice to the Seller, if there shall have been a material breach of any representation or warranty, or a material breach of any covenant or agreement of the Seller hereunder, which breaches would result in a Company Material Adverse Effect, and such breach shall not have been remedied within thirty (30) days after receipt by the Seller of notice in writing from the Purchaser, specifying the nature of such breach and requesting that it be remedied or the Purchaser shall not have received adequate assurance of a cure of such breach within such thirty (30) day period or the Seller shall not have made a capital contribution to the Company in an amount equal to the expected damages from such breach;

          (e) by the Seller, by written notice to the Purchaser, if there shall have been a material breach of any representation or warranty, or a material breach of any covenant or agreement of the Purchaser hereunder, which breaches would prevent, materially delay or materially impair the Purchaser's ability to consummate the transactions contemplated by this Agreement, and such breach shall not have been remedied within thirty (30) days after receipt by the Purchaser of notice in writing from the Seller, specifying the nature of such breach and requesting that it be remedied or the Seller shall not have received adequate assurance of a cure of such breach within such thirty (30) day period;

          (f) by the Purchaser or the Seller, by written notice to the other party, if the condition to each party's obligation to effect the Closing contained in Section 7.1(d) cannot be met; or

          (g) by the Purchaser, by written notice to the Seller, to the extent the Purchaser is not in breach of this Agreement, if the condition to the Purchaser's obligation to effect the Closing contained in Section 7.2(e) cannot be met in spite of the Purchaser's use of its best efforts to obtain such Seller Required Regulatory Approvals and Purchaser Required Regulatory Approvals, including seeking to exhaust any rehearing or refiling opportunities relating to such approvals.

     Section 8.2 Effect of Termination. In the event of termination of this Agreement by either the Seller or the Purchaser pursuant to Section 8.1, there shall be no liability on the part of either the Seller or the Purchaser or their respective officers or directors hereunder, except (a) that nothing herein shall relieve any party from liability for any breach of any representation, warranty, covenant or agreement of such party contained in this Agreement and (b) that Sections 8.2, 9.2, 9.4, 9.6, 9.8, 9.9, 9.10, 9.11, 9.12, 9.13, and the agreement contained in the last sentence of Section 6.1 shall survive the termination.

                                   ARTICLE IX
                               GENERAL PROVISIONS

     Section 9.1 Survival of Obligations. All representations, warranties, covenants, obligations and agreements of the parties contained in this Agreement or in any instrument, certificate, opinion or other writing provided for herein, shall not survive the Closing; provided, however, that the representation and warranty of the Seller contained in Section 3.2(b) and the covenants of the Seller and the Purchaser contained in Sections 6.4, 6.5, 6.6, 6.7, 6.8, 6.9, 6.10, 6.11 and the second sentence of Section 6.1 shall survive the Closing and provided further, that the prohibition on solicitation for employment contained in Section 5.1(o) shall continue in full force and effect for 12 months following the Closing Date.

     Section 9.2 Amendment and Modification. This Agreement may be amended, modified and supplemented in any and all respects, but only by a written instrument signed by each of the parties hereto expressly stating that such instrument is intended to amend, modify or supplement this Agreement.

     Section 9.3 Extension; Waiver. At any time prior to the Closing Date, a party hereto may (a) extend the time for the performance of any of the obligations or other acts of the other party hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein, to the extent permitted by applicable law. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

     Section 9.4 Expenses. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses except that the fee payable in connection with the filing required by the HSR Act shall be shared one-half by Seller and one-half by Purchaser. Notwithstanding the foregoing, in any action or proceeding brought to enforce any provisions of this Agreement, or where any provision hereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees and disbursements in addition to its costs and expenses and any other available remedy.

     Section 9.5 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given (a) when delivered personally, (b) when sent by reputable overnight courier service, or (c) when telecopied (which is confirmed by copy sent within one business day by a reputable overnight courier service) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

              (i) If to the Seller, to

               The AES Corporation
               1001 N. 19th Street
               Arlington, VA  22209
               Attn:  General Counsel
               Telecopy:     (703) 528-4510
               Telephone:    (703) 522-1315
               with a copy to

               Skadden, Arps, Slate, Meagher & Flom LLP
               1440 New York Avenue, N.W.
               Washington, D.C.  20005
               Attn:  Pankaj K. Sinha, Esq.
               Telecopy:     (202) 393-5760
               Telephone:    (202) 371-7000

               and with a copy to

               Baker & McKenzie
               One Prudential Plaza
               130 East Randolph Drive
               Chicago, Illinois  60601
               Attn:  James P. O'Brien, Esq.
               Telecopy:    (312) 861-2899
               Telephone:  (312) 861-8000

               and

             (ii) if to the Purchaser, to

               Ameren Corporation
               One Ameren Plaza
               1901 Chouteau Avenue
               St. Louis, MO  63103
               Attn:  Steven R. Sullivan, Esq.
               Vice President/General Counsel and Secretary
               Telecopy:     (314) 554-4014
               Telephone:    (314) 554-2098

               with a copy to

               Jones, Day, Reavis & Pogue
               77 West Wacker Drive
               Chicago, Illinois  60601-1692
               Attn:  William J. Harmon, Esq.
               Telecopy:     (312) 782-8585
               Telephone:    (312) 782-3939

     Section 9.6 Entire Agreement; No Third Party Beneficiaries. This Agreement, the Confidentiality Agreement, the Side Agreement Relating to CILCO/ENRON Contract of even date herewith among the Seller, CILCORP Inc. and the Purchaser, and the Stock Purchase Agreement between the Seller and the Purchaser of even date herewith (a) constitute the entire agreement and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and thereof and (b) are not intended to confer, and shall not confer, upon any Person other than the parties hereto and thereto and Company Indemnified Parties as set forth in Section 6.4 any remedies, claims of liability or reimbursement, causes of action or any other rights whatsoever.

     Section 9.7 Severability. Any term or provision of this Agreement that is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. If the final judgment of a court of competent jurisdiction or other authority declares that any term or provision hereof is invalid, void or unenforceable, the parties agree that the court making such determination shall have the power to reduce the scope, duration, area or applicability of the term or provision, to delete specific words or phrases, or to replace any invalid, void or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

     Section 9.8 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law thereof.

     Section 9.9 Venue. Each of the parties hereto (a) consents to submit itself to the personal jurisdiction of any federal court located in the State of Delaware or any Delaware state court in the event any dispute arises out of this Agreement, (b) agrees that it shall not attempt to deny or defeat such personal jurisdiction by motion or other request for leave from any such court and (c) agrees that it shall not bring any action relating to this Agreement in any court other than a federal or state court sitting in the State of Delaware.

     Section 9.10 Waiver of Jury Trial and Certain Damages. Each party to this Agreement waives, to the fullest extent permitted by applicable law, (a) any right it may have to a trial by jury in respect of any action, suit or proceeding arising out of or relating to this Agreement and (b) any right it may have to receive damages from any other party based on any theory of liability for any special, indirect, consequential (including lost profits) or punitive damages.

     Section 9.11 Specific Performance. The parties hereto agree that irreparable damage would occur in the event any of the provisions of this Agreement were not to be performed in accordance with the terms hereof and that the parties shall be entitled to specific performance of the terms hereof in addition to any other remedies at law or in equity.

     Section 9.12 Assignment. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto (whether by operation of law or otherwise) without the prior written consent of the other party; provided, however, that the Seller may transfer the Units to a wholly owned Subsidiary of the Seller as long as such Subsidiary agrees in writing to be bound by the applicable terms of this Agreement and no such assignment shall relieve the Seller from its obligations hereunder.

     Section 9.13 Interpretation. When a reference is made in this Agreement to Sections, such reference shall be to a Section of this Agreement, respectively, unless otherwise indicated. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Any item or other matter referenced or disclosed in one section of the Seller Disclosure Schedule or the Purchaser Disclosure Schedule, as the case may be, shall be deemed to have been referenced or disclosed in all sections of such Disclosure Schedule where such reference or disclosure is required. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this Agreement.

     Section 9.14 Counterparts; Effect. This Agreement may be executed and delivered (including via facsimile) in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the Seller and the Purchaser have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first written above.




                                       THE AES CORPORATION



                                       By: /s/ Lenny M. Lee
                                          ------------------------
                                       Name:   Lenny M. Lee
                                       Title:  Vice President


                                       AMEREN CORPORATION



                                       By: /s/ Steven R. Sullivan
                                           ------------------------
                                       Name:   Steven R. Sullivan
                                       Title:  Vice President & General Counsel