Form 10-Q
period 2002-06-30
AMEREN CORP
filed 2002-08-14
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2002

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


                        Yes       X        .       No              .
                            ---------------          -------------


Shares outstanding of each of registrant's classes of common stock as of August 9, 2002: Common Stock, $.01 par value - 144,946,829

                               AMEREN CORPORATION

                                      INDEX


                                                                        Page
                                                                        ----
PART I.       Financial Information

    ITEM 1.   Financial Statements (Unaudited)
              Consolidated Balance Sheet at June 30, 2002 and
              December 31, 2001.........................................  2
              Consolidated Statement of Income for the three and
              six months ended June 30, 2002 and 2001...................  3
              Consolidated Statement of Cash Flows for the
              six months ended June 30, 2002 and 2001...................  4
              Consolidated Statement of Common Stockholders' Equity
              for the three and six months ended June 30, 2002
              and 2001..................................................  5
              Notes to Consolidated Financial Statements................  6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 14

    ITEM 3.   Quantitative and Qualitative Disclosures About
              Market Risk............................................... 23

PART II.      Other Information

    ITEM 1.   Legal Proceedings......................................... 26

    ITEM 4.   Submission of Matters to a Vote of Security Holders....... 27

    ITEM 5.   Other Information......................................... 27

    ITEM 6.   Exhibits and Reports on Form 8-K.......................... 28

SIGNATURE............................................................... 30

PART I.   FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                AMEREN CORPORATION
                            CONSOLIDATED BALANCE SHEET
                (Unaudited, in millions, except per share amounts)
                                                         June 30,   December 31,
                                                           2002        2001
                                                        ---------   ------------
ASSETS:
Property and plant, at original cost:
   Electric                                               $ 14,093    $ 13,664
   Gas                                                         545         532
   Other                                                       143         105
                                                          --------    --------
                                                            14,781      14,301
   Less accumulated depreciation and amortization            6,708       6,535
                                                          --------    --------
                                                             8,073       7,766
Construction work in progress:
   Nuclear fuel in process                                     114          97
   Other                                                       437         564
                                                          --------    --------
         Total property and plant, net                       8,624       8,427
                                                          --------    --------
Investments and other assets:
   Investments                                                  38          39
   Nuclear decommissioning trust fund                          175         187
   Other                                                       160         114
                                                          --------    --------
         Total investments and other assets                    373         340
                                                          --------    --------
Current assets:
   Cash and cash equivalents                                   150          67
   Accounts receivable - trade (less allowance for
     doubtful accounts of $11 and $9, respectively)            272         218
   Unbilled revenue                                            233         171
   Other accounts and notes receivable                          29          71
   Materials and supplies, at average cost -
      Fossil fuel                                              133         159
      Other                                                    130         136
   Other                                                        29          41
                                                          --------    --------
         Total current assets                                  976         863
                                                          --------    --------
Regulatory assets:
   Deferred income taxes                                       579         604
   Other                                                       158         167
                                                          --------    --------
         Total regulatory assets                               737         771
                                                          --------    --------
Total Assets                                              $ 10,710    $ 10,401
                                                          ========    ========
CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $.01 par value, 400.0 shares
     authorized - shares outstanding of 144.8 and
     138.0, respectively                                  $      1    $      1
   Other paid-in capital, principally premium on
     common stock                                            1,826       1,614
   Retained earnings                                         1,725       1,733
   Accumulated other comprehensive income                        3           5
   Other                                                       (10)         (4)
                                                          --------    --------
      Total common stockholders' equity                      3,545       3,349
                                                          --------    --------
   Preferred stock not subject to mandatory redemption         235         235
   Long-term debt                                            3,509       2,835
                                                          --------    --------
         Total capitalization                                7,289       6,419
                                                          --------    --------
Minority interest in consolidated subsidiaries                  13           4
Current liabilities:
   Current maturities of long-term debt                        185         139
   Short-term debt                                               4         641
   Accounts and wages payable                                  253         392
   Accumulated deferred income taxes                            56          58
   Taxes accrued                                               239         132
   Other                                                       252         219
                                                          --------    --------
         Total current liabilities                             989       1,581
                                                          --------    --------
Accumulated deferred income taxes                            1,534       1,563
Accumulated deferred investment tax credits                    154         158
Regulatory liabilities                                         170         172
Other deferred credits and liabilities                         561         504
                                                          --------    --------
Total Capital and Liabilities                             $ 10,710    $ 10,401
                                                          ========    ========
See Notes to Consolidated Financial Statements.

                       AMEREN CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
       (Unaudited, in millions, except per share amounts)

                                                         Three Months Ended    Six Months Ended
                                                               June 30,            June 30,
                                                         ------------------     ----------------
                                                           2002       2001       2002       2001
OPERATING REVENUES:
 Electric                                                $ 1,058    $ 1,026    $ 2,042    $ 1,861
 Gas                                                          47         29        172        215
 Other                                                         6          2         12          5
                                                         --------   --------   --------   --------
   Total operating revenues                                1,111      1,057      2,226      2,081
                                                         --------   --------   --------   --------
OPERATING EXPENSES:
 Operations
  Fuel and purchased power                                   326        366        766        669
  Gas                                                         27         15        112        151
  Other                                                      203        179        385        345
                                                         --------   --------   --------   --------
                                                             556        560      1,263      1,165
 Maintenance                                                 103        130        187        218
 Depreciation and amortization                               106        101        213        199
 Income taxes                                                 73         61        111        110
 Other taxes                                                  69         60        137        128
                                                         --------   --------   --------   --------
   Total operating expenses                                  907        912      1,911      1,820
                                                         --------   --------   --------   --------

OPERATING INCOME                                             204        145        315        261

OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction           -          2          2          4
 Miscellaneous, net -
  Miscellaneous income                                         5          2          8          4
  Miscellaneous expense                                      (39)        (5)       (43)        (8)
                                                         --------   --------   --------   --------
   Total other income and (deductions)                       (34)        (1)       (33)         -
                                                         --------   --------   --------   --------

INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Interest                                                     53         48        105         98
 Allowance for borrowed funds used during construction        (1)        (2)        (3)        (3)
 Preferred dividends of subsidiaries                           3          3          6          6
                                                         --------   --------   --------   --------
   Net interest charges and preferred dividends               55         49        108        101
                                                         --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                      115         95        174        160

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAXES                              -          -          -         (7)
                                                         --------   --------   --------   --------

NET INCOME                                               $   115    $    95    $   174    $   153
                                                         ========   ========   ========   ========

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
 Income before cumulative effect of change
    in accounting principle                              $  0.80    $  0.69    $  1.22    $  1.17
 Cumulative effect of change in accounting
    principle, net of income taxes                          --         --         --        (0.05)
                                                         --------   --------   --------   --------
 Earnings per Common Share - Basic and Diluted           $  0.80    $  0.69    $  1.22    $  1.12
                                                         ========   ========   ========   ========

AVERAGE COMMON SHARES OUTSTANDING                          144.4      137.2      142.1      137.2

See Notes to Consolidated Financial Statements.

                             AMEREN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, in millions)

                                                           Six Months Ended
                                                                June 30,
                                                           ----------------
                                                             2002     2001
Cash Flows From Operating:
   Net income                                               $ 174    $ 153
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle       -        7
      Depreciation and amortization                           213      199
      Amortization of nuclear fuel                             16       12
      Amortization of debt issuance costs and
        premium/discounts                                       4        3
      Allowance for funds used during construction             (5)      (7)
      Deferred income taxes, net                               (6)      12
      Deferred investment tax credits, net                     (4)      (2)
      Other                                                     -      (12)
      Changes in assets and liabilities:
         Receivables, net                                     (74)      (7)
         Materials and supplies                                32      (41)
         Accounts and wages payable                          (139)    (148)
         Taxes accrued                                        107       78
         Assets, other                                        (12)     (12)
         Liabilities, other                                    40      (23)
                                                            ------   ------
Net cash provided by operating activities                     346      212
                                                            ------   ------

Cash Flows From Investing:
   Construction expenditures                                 (401)    (539)
   Allowance for funds used during construction                 5        7
   Nuclear fuel expenditures                                  (16)     (12)
   Other                                                        1        -
                                                            ------   ------
Net cash used in investing activities                        (411)    (544)
                                                            ------   ------

Cash Flows From Financing:
   Dividends on common stock                                 (182)    (174)
   Capital issuance costs                                     (23)       -
   Redemptions:
      Nuclear fuel lease                                        -      (64)
      Short-term debt                                        (637)       -
      Long-term debt                                           (5)     (25)
   Issuances:
      Common stock                                            269        -
      Nuclear fuel lease                                        6        2
      Short-term debt                                           -      244
      Long-term debt                                          720      296
                                                            ------   ------
Net cash provided by financing activities                     148      279
                                                            ------   ------
Net change in cash and cash equivalents                        83      (53)
Cash and cash equivalents at beginning of year                 67      126
                                                            ------   ------
Cash and cash equivalents at end of period                  $ 150    $  73
                                                            ======   ======

Cash paid during the periods:
   Interest                                                 $  99    $  95
   Income taxes, net                                           77       67

See Notes to Consolidated Financial Statements.

                           AMEREN CORPORATION
          CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                        (Unaudited, in millions)

                                                           Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                           -------------------   ------------------
                                                             2002       2001       2002       2001
Common stock                                               $     1    $     1    $     1    $     1

Other paid-in capital
   Beginning balance                                         1,804      1,581      1,614      1,581
   Shares issued (less issuance costs of
    $ -, $ -, $9, and $ -, respectively)                        23          -        260          -
   Contracted stock purchase payment obligations                 -          -        (46)         -
   Employee stock awards                                        (1)         -         (2)         -
                                                           --------   --------   --------   --------
                                                             1,826      1,581      1,826      1,581
                                                           --------   --------   --------   --------

Retained earnings
   Beginning balance                                         1,701      1,585      1,733      1,614
   Net income                                                  115         95        174        153
   Dividends                                                   (91)       (87)      (182)      (174)
                                                           --------   --------   --------   --------
                                                             1,725      1,593      1,725      1,593
                                                           --------   --------   --------   --------

Accumulated other comprehensive income
   Beginning balance                                             -         (4)         5          -
   Change in current period (see below)                          3         (2)        (2)        (6)
                                                           --------   --------   --------   --------
                                                                 3         (6)         3         (6)
                                                           --------   --------   --------   --------
Other
   Beginning balance                                           (10)        (5)        (4)         -
   Restricted stock compensation awards                          -          -         (7)        (5)
   Compensation amortized and mark-to-market adjustments         -          -          1          -
                                                           --------    -------   --------   --------
                                                               (10)        (5)       (10)        (5)
                                                           --------    -------   --------   --------

Total common stockholders' equity                          $ 3,545    $ 3,164    $ 3,545    $ 3,164
                                                           ========   ========   ========   ========

Comprehensive income, net of taxes
   Net income                                              $   115    $    95    $   174    $   153
   Unrealized net gain/(loss) on derivative hedging
     instruments (net of income taxes of $1, $(2),
     $1 and $(2), respectively)                                  2         (4)         1         (3)
   Reclassification adjustments for gains/losses
     included in net income (net of income taxes of
     $ -, $1, $(2) and $6, respectively)                         1          2         (3)         8
   Cumulative effect of accounting change, net of
    income taxes of $(7)                                         -          -          -        (11)
                                                           --------   --------   --------   --------
           Total comprehensive income, net of taxes        $   118    $    93    $   172    $   147
                                                           ========   ========   ========   ========


Common stock shares at beginning of period                   144.2      137.2      138.0      137.2
   Shares issued for financing purposes                          -          -        5.8          -
   Shares issued for dividend reinvestment and stock
   purchase plan and 401K plans                                0.6          -        1.0          -
                                                           --------   --------   --------   --------
Common stock shares at end of period                         144.8      137.2      144.8      137.2
                                                           ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002


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

Earnings  Per Share

     There was no difference between the basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2002 and 2001. The reconciling item in each of the periods was assumed stock option conversions, which increased the number of shares outstanding in the diluted earnings per share calculation by 355,420 shares for the three months ended June 30, 2002 (2001 - 401,938) and 353,607 shares for the six months ended June 30, 2002 (2001
- 366,650).

Accounting Changes

     In January 2001,  we adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in a cumulative effect charge of $7 million, after taxes, to the income statement, and a cumulative effect adjustment of $11 million after taxes to Accumulated Other Comprehensive Income
(OCI), which reduced common stockholders' equity.

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. SFAS No. 141 and SFAS No. 142 will be utilized for our acquisition of CILCORP Inc. and AES Medina Valley (No. 4), L.L.C. See Note 7 - "CILCORP Acquisition."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for Ameren on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption. However, as a result of this new standard we expect significant increases to our reported assets and liabilities, including those resulting from obligations associated with our Callaway nuclear plant's decommissioning costs and associated regulatory rate cost recovery at our regulated subsidiary, Union Electric Company, known as AmerenUE.

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     Historically, our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Operations - Fuel and Purchased Power in our income statement. This means that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the cost of the energy that has been generated or for the notional amount of a purchased power contract. In June 2002, the Emerging Issues Task Force (or EITF) reached a consensus in Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that certain energy contracts should be shown on a net basis in the income statement. The consensus on this issue is applicable to financial statements for periods ending after July 15, 2002, with a requirement to conform prior periods to this presentation. As a result of the EITF's accounting guidance and other factors that exist within our industry, beginning with the period ending September 30, 2002, we will change our accounting practice to present, on a net basis in our income statement, all contracts within our power risk management program that have been net settled. All prior periods included in our prospective financial statements will be reclassified to reflect this change in accounting practice. We are still in the process of evaluating the impact of this change to our income statement, but our revenues and operating expenses will be reduced in future periods with no impact on our earnings. See
Note 3 - "Derivative Financial Instruments" for additional information.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $174 million for the three months ended June 30, 2002 (2001 - $211 million) and $476 million for the six months ended June 30, 2002 (2001 - $391 million).

Purchased Power

     Purchased power included in Operating Expenses, Operations - Fuel and Purchased Power was $158 million for the three months ended June 30, 2002 (2001
- $225 million) and $441 million for the six months ended June 30, 2002 (2001 - $375 million).

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable. Excise taxes recorded in Operating Revenues and Other Taxes for the three and six months ended June 30, 2002 were $30 million (2001- $26 million) and $56 million (2001 - $53 million), respectively.


NOTE 2 - Rate and Regulatory Matters

Missouri Electric

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After AmerenUE's experimental alternative regulation plan for its Missouri retail electric customers expired, the Missouri Public Service Commission (MoPSC) Staff filed an excess earnings complaint against AmerenUE with the MoPSC in July 2001. In March 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in our depreciation rates and other cost of service adjustments. In May 2002, we filed testimony supporting a rate increase of at least $150 million and proposed a new alternative regulation plan that included a rate decrease.

     On July 16, 2002, AmerenUE, the MoPSC Staff and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 24, 2002, the MoPSC held a hearing on the stipulation and agreement. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

     o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which is retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004,
     o a rate moratorium providing for no requests for changes in AmerenUE's electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions,
     o a commitment to contribute as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in AmerenUE's service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006,
     o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year and may include the transfer at book value to AmerenUE of generation assets from our other non-regulated subsidiaries. The amount of energy infrastructure investment through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period,
     o an annual reduction in AmerenUE's depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
     o a one-time credit of $40 million to be paid to our Missouri retail electric customers as early as August 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001. At June 30, 2002, we had accrued $40 million in Current Liabilities - Other.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million, or 22 cents per share. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes, or 18 cents per share, including $8 million, net of taxes, or 6 cents per share in the quarter ended June 30, 2002), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes, or 10 cents per share), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes, 6 cents per share, including $3 million, net of taxes, or 2 cents per share in the quarter ended June 30, 2002). Net earnings were reduced by $20 million, or 14 cents per share in the quarter ended June 30, 2002 due to the stipulation and agreement. We expect earnings to be reduced by $9 million (6 cents per share) in the third quarter of 2002 and $3 million (2 cents per share) in the fourth quarter of 2002.

     In order to satisfy AmerenUE's regulatory load requirements for 2001, AmerenUE purchased, under a one year contract, 450 megawatts of capacity and energy from another of our subsidiaries, AmerenEnergy Marketing Company (Marketing Company) (the 2001 Marketing Company - AmerenUE agreement). This agreement was entered into through a competitive bidding process and reflected market-based rates. For 2002, AmerenUE similarly entered into a one year contract with Marketing Company for the purchase of 200 megawatts of capacity and energy (the 2002 Marketing Company - AmerenUE agreement). For the four summer months of 2002, AmerenUE also entered into contracts with two other power suppliers for an aggregate 200 megawatts of additional capacity and energy.

     In May 2001, the MoPSC filed a complaint with the Securities and Exchange Commission (SEC) relating to the 2001 Marketing Company - AmerenUE agreement. The complaint requested an investigation into the contractual relationship between AmerenUE, Marketing Company and AmerenEnergy Generating Company (Generating Company), also our subsidiary, in the context of the

2001 Marketing Company - AmerenUE agreement and requests that the SEC find that such relationship violates a provision of the Public Utility Holding Company Act of 1935 (or PUHCA), which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like Generating Company. We believe that the MoPSC's approval of the power sales agreement under PUHCA is not required because Generating Company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with Generating Company and submit such contract to the MoPSC for review. On May 9, 2002, the MoPSC filed a similar complaint with the SEC relating to the 2002 Marketing Company - AmerenUE agreement. The SEC is investigating these matters. Also, with respect to the 2002 Marketing Company - AmerenUE agreement, on May 31, 2002, the Federal Energy Regulatory Commission (FERC) accepted the agreement, subject to refund, and scheduled the matter for a January 2003 hearing to assess the appropriateness of the rates charged. At this time, management is unable to predict the outcome of these proceedings or the ultimate impact on our future financial position, results of operations or liquidity.

Illinois

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

Federal - Regional Transmission Organizations

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit MISO business model and provided us with a more equitable return on our transmission assets.

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

     Since the April 2002 FERC order, Ameren made filings with the FERC indicating that it would return to the MISO and that membership would be through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by our subsidiaries, Central Illinois Public Service Company, known as AmerenCIPS, and AmerenUE, and subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the MISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the Pennsylvania - Jersey - Maryland (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on MISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the MISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and MISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of our participation in GridAmerica, and GridAmerica's participation in the MISO, are finalized and approved by the FERC, we are unable to predict whether we will in fact become a member of GridAmerica or MISO, or the impact that on-going RTO developments will have on our financial condition, results of operation or liquidity.


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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internal forecasts of forward prices. We actively manage our exposure to power price risk through our power risk management program carried out under our risk management guidelines to modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce price risk for us.

     In addition, we may purchase additional megawatts, again within risk management guidelines, in anticipation of future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase, normal sale exception under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty. See Note 1 - "Summary of Significant Accounting Policies."

     As of June 30, 2002, we recorded the fair value of derivative financial instrument assets of $29 million in Other Assets and the fair value of derivative financial instrument liabilities of $29 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     We  routinely   enter  into  forward   purchase  and  sales  contracts  for
electricity based on forecasted levels of economic generation and load requirements. The relative balance between load and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges will continue to fluctuate with changes in market prices up to contract expiration.

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately a $1 million loss for the three months and a $1 million gain for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the above related amounts were a $10 million loss and $0 million, respectively.

     As of June 30, 2002, we had hedged a portion of the price exposure related to the relative balance between load and economic generation for the upcoming twelve month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure is a net loss of approximately $6 million ($4 million, net of taxes).

     As of June 30, 2002, a gain of approximately $6 million ($3 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.

     We also hold a call option for coal deliverable in 2004 with a supplier. This option to purchase coal expires October 2003. As of June 30, 2002, the mark-to-market gain accumulated in OCI was $5 million ($3 million, net of taxes). The final value of the option will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal, heating oil, and electricity. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric Revenues, while the net change in the market value of coal, heating oil, and electricity options is recorded as Operating Expense - Operations - Fuel and Purchased Power in the income statement. The net change in the market values of sulfur dioxide options, coal, heating oil, and electricity options was a gain of $2 million ($1 million, net of taxes) for the three months ended June 30, 2002 and a gain of $3 million ($2 million, net of taxes) for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the above related items were a loss of $2 million ($1 million, net of taxes) and $0 million, respectively.


NOTE 4 - Debt and Equity Financings

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2002. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points. At June 30, 2002, the effective interest rate for these notes was 2.338%.

     In March 2002, Ameren Corporation issued $345 million of adjustable conversion-rate equity security units and $227 million of common stock (5,000,000 shares at $39.50 per share and 750,000 shares, pursuant to the exercise of an option granted to the underwriters, at $38.865 per share). The $25 adjustable conversion-rate equity security units each consisted of an Ameren Corporation senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a fraction of a share of Ameren common stock on May 15, 2005. The senior unsecured notes were recorded at their fair value of $345 million and will mature on May 15, 2007. Total distributions on the equity security units will be at an annual rate of 9.75%, consisting of quarterly interest payments on the senior unsecured notes at the initial annual rate of 5.20% and adjustment payments under the stock purchase contracts at the annual rate of 4.55%. The stock purchase contracts require holders to purchase between
8.7 million and 7.4 million shares of Ameren common stock on May 15, 2005 at the market price at that time, subject to a minimum share price of

$39.50 and a maximum of $46.61. The stock purchase contracts include a pledge of the senior unsecured notes as collateral for the stock purchase obligation. The interest rate on the outstanding senior unsecured notes is subject to being reset by a remarketing agent for quarterly payments after May 15, 2005 until maturity. We recorded the net present value of the contracted stock purchase adjustment payments of $46 million as an increase in Other Deferred Credits and Liabilities to reflect our obligation and a decrease in Other Paid-in Capital to reflect the fair value of the stock purchase contract. The liability for the contracted stock purchase adjustment payments will be reduced as such payments are made through May 15, 2005. We used the net proceeds from these offerings to repay our short-term indebtedness and for general corporate purposes.

     In June 2002, AmerenEnergy Generating Company issued $275 million of 7.95% Senior Notes due June 1, 2032. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes.

     In July 2002, Ameren entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper programs. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's existing $300 million revolving credit facility which was to mature August 15, 2002. At June 30, 2002, all of such borrowing capacity under this AmerenUE facility was available.

     Amortization of debt issuance costs and premium/discount for the three and six months ending June 30, 2002 of $2 million (2001 - $2 million) and $4 million (2001 - $3 million) were included in interest expense in the income statement.


NOTE 5 - Miscellaneous, Net

     Miscellaneous, net for the three and six months ended June 30, 2002 and 2001 consisted of the following:

                                               Three Months   Six Months
                                             -----------------------------------
                                              2002   2001    2002   2001
                                             -----------------------------------
Miscellaneous income:
   Interest and dividend income              $  2    $  -    $  2   $  1
   Gain on disposition of property              3       1       3      1
   Other                                        -       1       3      2
                                             -----------------------------------
Total miscellaneous income                   $  5    $  2    $  8   $  4
                                             -----------------------------------

   Minority interest in subsidiary           $(10)   $ (1)   $(11)   $ (2)
   Loss on disposition of property              -      (2)      -      (2)
   Donations                                  (26)      -     (26)     (1)
   Other                                       (3)     (2)     (6)     (3)
                                             -----------------------------------
Total miscellaneous expense                  $(39)   $ (5)   $(43)   $ (8)
                                             -----------------------------------

NOTE 6 - Segment Information

     Segment information for the three and six months ended June 30, 2002 and 2001 was as follows:

--------------------------------------------------------------------------------
                                            Utility         Intercompany
                                          Operations  Other   Revenues    Total
--------------------------------------------------------------------------------
     Three months ended June 30, 2002:

Revenues                                    $1,179   $  106   $ (174)    $1,111
Net income                                     101       14        -        115
--------------------------------------------------------------------------------
     Three months ended June 30, 2001:

Revenues                                    $1,180   $   59   $ (182)    $1,057
Net income                                      98       (3)       -         95
--------------------------------------------------------------------------------
     Six months ended June 30, 2002:

Revenues                                    $2,415   $  175   $ (364)    $2,226
Net income                                     159       15        -        174
--------------------------------------------------------------------------------
     Six months ended June 30, 2001:

Revenues                                    $2,333   $  133   $ (385)    $2,081
Net income                                     152        1        -        153
--------------------------------------------------------------------------------

     Ameren Services Company, who provides shared support services to us and our subsidiaries, allocates administrative support services to each segment based on various factors, such as headcount, number of customers, and total assets.


NOTE 7 - CILCORP Acquisition

     On April 28, 2002, we entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. We expect to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communications Commission and other customary closing conditions.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Ameren Corporation is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Our principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Our primary subsidiaries are as follows:


o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o AmerenEnergy Resources Company (Resources Company), which consists of non-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates our non-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company, which provides shared support services to us and our subsidiaries.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The audited financial statements and related notes that are incorporated by reference from our Annual Report to Stockholders in our Annual Report on Form 10-K for the period ended December 31, 2001.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from our Annual Report to Stockholders in our Annual Report on Form 10-K for the period ended December 31, 2001.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. With approximately 80% of our revenues subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri and Illinois, but do have gas cost recovery mechanisms in each state. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income increased 21% to $115 million, or 80 cents per share, in the second quarter of 2002 from $95 million, or 69 cents per share, in the second quarter of 2001. Earnings for the six months ended June 30, 2002, totaled $174 million, or $1.22 per share, compared to the year-ago earnings of $153 million, or $1.12 per share. The increase in both periods was primarily due to favorable weather conditions (second quarter - 12 cents per share; year to date - 3 cents per share), increased sales of emission credits, including EEI (second quarter - 10 cents per share; year to date - 16 cents per share), and lack of a Callaway nuclear plant refueling outage to date in 2002 (second quarter - 12 cents per share; year to date - 14 cents per share). These increases were partially offset by the impact of the settlement of our Missouri electric rate case (second quarter and year to date - 14 cents per share) (see below), a reduction of an accrual in 2001 (second quarter - 10 cents per share; year to date - 4 cents per share) for expected customer sharing credits under the Missouri experimental alternative regulation plan that expired in June 2001 (see Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements) and a decline in industrial sales due to the continued soft economy. In January 2001, we also recorded a charge of $7 million, or five cents per share, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Recent Developments

Missouri Electric Rate Case

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After AmerenUE's experimental alternative regulation plan for its Missouri retail electric customers expired, the Missouri Public Service Commission (MoPSC) Staff filed an excess earnings complaint against AmerenUE with the MoPSC in July 2001. In March 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in our depreciation rates and other cost of service adjustments. In May 2002, we filed testimony supporting a rate increase of at least $150 million and proposed a new alternative regulation plan that included a rate decrease.

     On July 16, 2002, AmerenUE, the MoPSC Staff and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 24, 2002, the MoPSC held a hearing on the stipulation and agreement. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which is retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004, o a rate moratorium providing for no requests for changes in AmerenUE's electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions, o a commitment to contribute as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in AmerenUE's service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006, o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year and may include the transfer at book value to AmerenUE of generation assets from our other non-regulated subsidiaries,

o an annual reduction in AmerenUE's depreciation rates by $20 million, retroactive to April 1, 2002 based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
o a one-time credit of $40 million to be paid to our Missouri retail electric customers as early as August 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001. At June 30, 2002, we had accrued $40 million in Current Liabilities - Other.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million, or 22 cents per share. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes, or 18 cents per share, including $8 million, net of taxes, or 6 cents per share in the quarter ended, June 30, 2002), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes, or 10 cents per share), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes, 6 cents per share, including $3 million, net of taxes, or 2 cents per share in the quarter ended June 30, 2002). Net earnings were reduced by $20 million, or 14 cents per share in the quarter ended June 30, 2002 due to the stipulation and agreement. We expect earnings to be reduced by $9 million (6 cents per share) in the third quarter of 2002 and $3 million (2 cents per share) in the fourth quarter of 2002.

CILCORP Acquisition

     On April 28, 2002, we entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. We expect to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communications Commission and other customary closing conditions.

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

     In April 2002, as a result of our then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is A+ at Standard & Poor's and its issuer rating is A2 at Moody's. In July, AmerenUE settled its electric earnings complaint case. The rating agencies have not changed the assignment of negative watch, review for possible downgrade or negative outlook to any of the ratings nor have the ratings themselves changed. Any adverse change in Ameren's or our subsidiaries' ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     The following table represents the favorable (unfavorable) variation for the three and six months ended June 30, 2002 from the comparable period in 2001:

--------------------------------------------------------------------------------
                                                 Three Months   Six Months
--------------------------------------------------------------------------------
Operating Revenues:
   Effect of abnormal weather (estimate)             $  27       $  11
   Growth and other (estimate)                          28          56
   Rate reductions                                     (13)        (13)
   Credit to customers                                 (25)        (10)
   Interchange revenues                                (37)         85
   EEI                                                  52          52
--------------------------------------------------------------------------------
                                                        32         181
                                                     ---------------------------
Fuel and Purchased Power:
   Fuel:
     Generation                                      $ (24)      $ (22)
     Price                                               8           8
     Generation efficiencies and other                   1           1
   Purchased power                                      67         (66)
   EEI                                                 (12)        (18)
--------------------------------------------------------------------------------
                                                        40         (97)
--------------------------------------------------------------------------------
Change in electric margin                            $  72       $  84
--------------------------------------------------------------------------------

     Electric margin increased $72 million for the three months, and $84 million for the six months ended June 30, 2002 compared to the year-ago periods, primarily due to more favorable weather conditions, increased sales of emission credits, lack of a Callaway nuclear plant refueling outage to date in 2002, and lower fuel costs. Weather-sensitive residential electric kilowatt-hour sales increased by 11% in the second quarter and 2% for the year to date, and commercial electric kilowatt-hour sales increased by 2% in the quarter and 1% for the year to date. Industrial sales were 8% lower in the second quarter and 7% lower in the first half of 2002 as compared to 2001 due to the impact of the soft economy. Revenues were reduced by $13 million in the three and six months ended June 30, 2002 due to the settlement of the Missouri electric rate case. Revenues in 2001 were increased by $25 million in the second quarter and $10 million in the first six months due to a reduction in the accrual for expected customer sharing credits under the Missouri experimental alternative regulation plan that expired in June 2001. Purchased power was also reduced in the second quarter of 2002 due to the lack of a Callaway refueling. Another refueling outage at Callaway is scheduled this fall which is estimated to reduce earnings by 10 cents per share. For the first six months of 2002, interchange sales and related purchased power increased due to an increase in interchange sales. However, we realized lower margins on these sales compared to the prior year due to lower wholesale electricity prices. Contribution to electric margin from EEI increased in the second quarter and first six months of 2002 principally due to the sale of $38 million in emission credits.

Gas Operations

     Due to favorable weather conditions, our gas margins increased $6 million in the second quarter of 2002 as compared to the same period in 2001 with revenues increasing by $18 million and costs increasing by $12 million. However, the warmer winter weather in 2002, which has a more significant impact on gas sales, offset the benefit of the favorable second quarter 2002 weather resulting in margins for the first six months of 2002 being $4 million below the year-ago period. Gas revenues decreased $43 million, and gas costs decreased $39 million in the first six months of 2002 as compared to the year-ago period primarily due to lower natural gas prices and the warmer winter.

Other Operating Expenses

     Other operations related to operating expenses increased $24 million in the second quarter and $40 million in the first half of 2002 compared to the prior year periods, primarily due to higher employee benefit costs related to the investment performance of pension plan assets and increasing healthcare costs.

     Maintenance expenses decreased $27 million in the second quarter of 2002 and $31 million in the first six months of 2002, compared to the prior year periods, primarily due to the lack of a Callaway refueling outage to date in 2002 and decreased coal power plant maintenance.

     Depreciation and amortization expenses increased $5 million in the second quarter of 2002 and $14 million in the first six months of 2002, compared to the year-ago periods, primarily due to an increase in depreciable property related to investment in our coal and combustion turbine electric generating plants, partially offset by a reduction of depreciation rates based on an updated analysis of asset values, service lives and accumulated depreciation levels and agreed to in the stipulation and agreement associated with the Missouri electric rate case.

     Income tax expense increased $12 million in the second quarter of 2002 and $1 million in the first six months of 2002, compared to the year-ago periods, primarily due to a higher pretax income.

     Other taxes expense increased $9 million in the second quarter of 2002 and $9 million in the first six months of 2002, compared to the year-ago periods, primarily due to higher gross receipts taxes resulting from increased electric sales in 2002 and adjustments related to property tax rates in the prior year.

Other Income and Deductions

     Other income and deductions decreased $33 million in the second quarter of 2002 and $33 million in the first six months of 2002, compared to the same periods last year, primarily due to the commitment to fund certain programs as part of the settlement of the Missouri electric rate case ($26 million), and an increase in the minority interest related to EEI's higher contribution. See Note 5 - "Miscellaneous, net" to our consolidated financial statements.

Interest

     Interest expense increased $5 million in the second quarter of 2002 and $7 million in the first six months of 2002, compared to the year-ago periods, primarily due to AmerenCIPS' issuance of $150 million of 6.625% notes in June 2001, Generating Company's issuance of $275 million of 7.95% notes in June 2002, and our issuances of $150 million of floating rate notes in December 2001, $100 million of 5.70% notes in January 2002, and $345 million of equity security units in March 2002 (in total $10 million for the quarter and $16 million for year-to-date). A significant amount of the proceeds from these offerings was used to repay lower cost short-term borrowings. These increases were partially offset by lower interest rates on AmerenCIPS' variable rate environmental debt obligations, as well as lower interest expense associated with a decreased balance under AmerenUE's nuclear fuel lease and commercial paper (in total $5 million for the quarter and $9 million for year-to date).


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities increased $134 million to $346 million for the six months ended June 30, 2002, compared to the year-ago period. Cash flow from operations increased principally due to increased earnings ($20 million) and a net decrease in materials and supplies primarily associated with decreased coal inventories ($42 million) and gas storage ($26 million). Materials and supplies were higher than normal at December 31, 2001, due to the warm winter and anticipation of a potential coal supply disruption that ultimately did not occur.

     The tariff-based gross margins of our utility operating companies continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. Ameren is authorized by the SEC under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At June 30, 2002, Ameren had bank credit agreements, expiring at various dates between 2002 and 2003, that supported commercial paper programs totaling $830 million, of which $400 million was for the use by us and any of our wholly-owned subsidiaries, and the remaining $430 million was for the use of our regulated subsidiaries. At June 30, 2002, all $830 million of such borrowing capacity was available, of which $430 million was available for the use of our regulated subsidiaries. At June 30, 2002, we had committed bank lines of credit aggregating $25 million, all of which were unused and available at such date.

     In July 2002, Ameren entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper programs. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's existing $300 million revolving credit facility that was in place as of June 30, 2002 with a maturity of August 15, 2002. Therefore, as of July 31, 2002, Ameren had committed bank credit agreements, expiring at various dates between 2002 and 2005 totaling $930 million. A portion of this liquidity supports commercial paper programs totaling $830 million, of which $400 million is for the use by us and our wholly-owned subsidiaries, and the remaining $430 million is for the use of our regulated subsidiaries. The remaining $100 million of committed credit is available for the use by us and our subsidiaries. We expect to replace these bank credit agreements prior to their maturity. These bank facilities make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options.

     AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2002, the maximum amount that could be financed under the agreement was $120 million. At June 30, 2002, $70 million was financed under the lease.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At June 30, 2002, Ameren and its subsidiaries were in compliance with these provisions.

Investing

     Our net cash used in investing activities was $411 million in the first six months of 2002 compared to $544 million in the first six months of 2001. In the first six months of 2002, construction expenditures were $113 million (2001 - $250 million) in our non-regulated operations, primarily related to the construction of combustion turbine generating units, and $288 million (2001 - $289 million) in our regulated operations, primarily related to various upgrades at our coal power plants and further construction of combustion turbine generating units. In the second quarter of 2002, we placed into service 240 megawatts of combustion turbine electric generation capacity in our regulated operations. Regulated capital expenditures are expected to approximate $600 million and non-regulated capital expenditures are expected to approximate $200 million in 2002.

     As a part of the settlement of the Missouri electric earnings complaint case (see Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements), AmerenUE committed to making $2.25 billion to $2.75 billion in infrastructure investments from January 1, 2002 through June 30, 2006. These investments include, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's Callaway nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year and may include the transfer at book value to AmerenUE of generation assets from our other non-regulated subsidiaries. The amount of energy infrastructure investment through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period.

     Due to expected increased demand and the need to maintain appropriate power reserve margins, Ameren believes it will need additional generating capacity in the future. We have an equipment supply agreement in place at AmerenUE for the addition of two combustion turbine generating units with a total installed capacity of 330 megawatts. These units will replace the existing Venice steam plant generating
                                       19
units which are expected to be retired in 2003. Noncancelable reservation commitment fees paid of $22 million will be applied to our total cost of these megawatts pursuant to the agreement.

     Ameren continually reviews its generation portfolio and expected electrical needs, and as a result, we could modify our plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that Ameren may plan to make for future generating needs could result in losses being incurred, which could be material.

Financing

     Our cash flows provided by financing activities totaled $148 million in the first six months of 2002, compared to $279 million in the year-ago period. Our principal financing activities for the period included the issuance of long-term debt, equity security units and common stock, partially offset by the redemption of short-term debt and the payment of dividends.

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2002. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points. At June 30, 2002, the effective interest rate for these notes was 2.338%.

     In March 2002, Ameren Corporation issued $345 million of adjustable conversion-rate equity security units and $227 million of common stock (5,000,000 shares at $39.50 per share and 750,000 shares, pursuant to the exercise of an option granted to the underwriters, at $38.865 per share). The $25 adjustable conversion-rate equity security units each consisted of an Ameren Corporation senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a fraction of a share of Ameren common stock on May 15, 2005. The senior unsecured notes were recorded at their fair value of $345 million and will mature on May 15, 2007. Total distributions on the equity security units will be at an annual rate of 9.75%, consisting of quarterly interest payments on the senior unsecured notes at the initial annual rate of 5.20% and adjustment payments under the stock purchase contracts at the annual rate of 4.55%. The stock purchase contracts require holders to purchase between
8.7 million and 7.4 million shares of Ameren common stock on May 15, 2005 at the market price at that time, subject to a minimum share price of $39.50 and a maximum of $46.61. The stock purchase contracts include a pledge of the senior unsecured notes as collateral for the stock purchase obligation. The interest rate on the outstanding senior unsecured notes is subject to being reset by a remarketing agent for quarterly payments after May 15, 2005 until maturity. We recorded the net present value of the contracted stock purchase payments of $46 million as an increase in Other Deferred Credits and Liabilities to reflect our obligation and a decrease in Other Paid-in Capital to reflect the fair value of the stock purchase contract. We used the net proceeds from these offerings to repay our short-term indebtedness and for general corporate purposes.

     In May 2002, AmerenUE filed a shelf registration statement with the SEC on Form S-3 that upon its effectiveness will allow the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs.

     In June 2002, Ameren Corporation filed a shelf registration statement with the SEC on Form S-3 that upon its effectiveness will allow the offering from time to time of up to $1.5 billion of various forms of securities including long-term debt, trust preferred and equity securities to finance ongoing construction and maintenance programs, to redeem, repurchase, repay, or retire outstanding debt, to finance strategic investments, including our pending acquisition of CILCORP Inc., and for general corporate purposes.

     In June 2002, Generating Company issued $275 million of 7.95% Senior Notes due June 1, 2032. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes.

     On April 23, 2002, our Board of Directors declared a quarterly common stock dividend of 63.5 cents per share that was paid on June 28, 2002 to shareholders of record on June 10, 2002.

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


Electric Industry Restructuring

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements.


Federal - Regional Transmission Organizations

     See Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements.


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

Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  -----------------------------------

Regulatory Mechanisms & Cost Recovery
     We defer costs as regulatory assets in          o  Regulatory environment, external regulatory
     accordance with SFAS 71 and make                   decisions and requirements
     investments that we assume we will be able      o  Anticipated future regulatory decisions and
     to collect in future rates                         their impact
                                                     o  Impact of deregulation and competition on
                                                        ratemaking process and ability to recover costs

     Basis for Judgment
     We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate, or other factors that lead us to believe that cost recovery is probable.


Nuclear Plant Decommissioning Costs

     In our rates and earnings we assume the         o  Estimates of future decommissioning costs
     Department of Energy will develop a             o  Availability of facilities for waste disposal
     permanent storage site for spent nuclear        o  Approved methods for waste disposal and
     fuel, the Callaway plant will have a useful        decommissioning
     life of 40 years and estimated costs to         o  Useful lives of nuclear power plants
     dismantle the plant are accurate.  See Note
     12 to our consolidated financial statements
     for the year ended December 31, 2001.





     Basis for Judgment
     We  determine  that  decommissioning  costs  are  reasonable,   or  require
     adjustment, based on third party decommissioning studies that are completed every three years,  the  evaluation of our  facilities by our engineers and the monitoring of industry trends.

Environmental Costs

     We accrue for all know environmental            o  Extent of contamination
     contamination where remediation can be          o  Responsible party determination
     reasonably estimated, but some of our           o  Approved methods for cleanup
     operations have existed for over 100 years      o  Present and future legislation and governmental
     and previous contamination may be                  regulations and standards
     unknown to us.                                  o  Results of ongoing research and development
                                                        regarding environmental impacts

     Basis for Judgment
     We determine the proper amounts to accrue for  environmental  contamination based on  internal  and third  party  estimates  of  clean-up  costs in the
     context  of  current   remediation   regulation   standards  and  available
     technology.

Unbilled Revenue

     At the end of each period, we estimate,         o  Projecting customer energy usage
     based on expected usage, the amount of          o  Estimating impacts of weather and other
     revenue to record for services that have           usage-affecting factors for the unbilled period
     been provided to customers, but not billed.
     This period can be up to one month.

     Basis for Judgment
     We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.


Benefit Plan Accounting

     Based on actuarial calculations, we accrue      o  Future rate of return on pension and other plan
     costs of providing future employee benefits        assets
     in accordance with SFAS 87, 106 and             o  Interest rates used in valuing benefit
     112. See Note 9 to our consolidated                obligations
     financial statements for the year ended         o  Healthcare cost trend rates
     December 31, 2001.

     Basis for Judgment
     We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments
     We record all derivatives at their fair         o  Market conditions in the energy industry, especially
     market value in accordance with SFAS               the effects of price volatility on contractual
     133. The identification and classification         commodity commitments
     of a derivative, and the fair value of such     o  Regulatory and political environments and
     derivative must be determined.  See Note 3           requirements
     to our consolidated financial statements for    o  Fair value estimations on longer term contracts
     the year ended December 31, 2001 and
     Note 3 - "Derivative Financial
     Instruments" to our consolidated financial
     statements.

     Basis for Judgment
     We determine whether a transaction is a derivative versus a normal purchase or sale based on historical practice and our intention at the time we enter a transaction. We utilize actively quoted prices, prices provided by external sources, and prices based on internal models, and other valuation methods to determine the fair market value of derivative financial instruments.

Impact of Future Accounting Pronouncements

     See  Note  1  -  "Summary  of  Significant   Accounting  Policies"  to  our
consolidated financial statements.


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

     Utilizing our debt outstanding at June 30, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $8 million and net income would decrease by approximately $5 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Fuel Price Risk

     100% of the required 2002 supply of coal for our coal power plants has been acquired at fixed prices. As such, we have minimal coal price risk for 2002. In addition, approximately 70% of our coal requirements from 2003 through 2006 are covered by contracts.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, these transactions serve to reduce our price risk. See Note 3 - "Derivative Financial Instruments" to our consolidated financial statements for additional information.

     The following summarizes changes in the fair value of all contracts marked to market during the three and six months ended June 30, 2002:

-------------------------------------------------------------------------------------------------------------
                                                                                       Three         Six
                                                                                       months       months
-------------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                   $  (5)       $  (1)
   Contracts which were realized or otherwise settled during the three and six           (8)          (8)
     months ended June 30, 2002
   Changes in fair values attributable to changes in valuation techniques and             -            -
   assumptions
   Fair value of new contracts entered into during the three and six months ended         -            1
   June 30, 2002
   Other changes in fair value                                                           13            8
--------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30, 2002, net                             $   -        $   -
--------------------------------------------------------------------------------------------------------------

     Maturities of contracts as of June 30, 2002 were as follows:

--------------------------------------------------------------------------------------------------------------
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
--------------------------------------------------------------------------------------------------------------
Prices actively quoted                    $  -        $ (2)        $  -          $   -         $  (2)
Prices provided by other external
   sources (b)                               -           -            -              -             -
Prices based on models and other
   valuation methods (c)                    (1)          4           (1)             -             2
--------------------------------------------------------------------------------------------------------------
Total                                     $ (1)       $  2         $ (1)         $   -         $   -
--------------------------------------------------------------------------------------------------------------

(a) Contracts of approximately 50% were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c) Principally coal and sulfur dioxide option values based on a Black-Scholes model that includes information from external sources and our estimates.

SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the stipulation and agreement relating to the AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o    the impact of the adoption of new accounting standards;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation, and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o    operation of nuclear power facilities and decommissioning costs;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o    future wages and employee benefits costs;
o disruptions of the capital markets or other events making our access to necessary capital more difficult or costly;
o competition from other generating facilities including new facilities that may be developed in the future;
o delays in receipt of regulatory approvals for the acquisition of CILCORP or unexpected adverse conditions or terms of those approvals;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made by Ameren; and
o    legal and administrative proceedings.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On April 26, 2002, our subsidiary, AmerenEnergy Generating Company (Generating Company) received a notice of violation from the Illinois Environmental Protection Agency (IEPA) concerning the alleged improper disposal of bottom ash and slag materials originally from Generating Company's Coffeen power plant and sold to an off-site facility. Generating Company sold the material to an independent third party who in turn resold the material to U.S. Minerals for use in the manufacture of building materials and industrial abrasives. We believe that the notice of violation is without merit and the Generating Company's sale and/or use of coal combustion by-products is specifically authorized under the Illinois Environmental Protection Act. IEPA also issued a notice of violation to U.S. Minerals alleging the improper handling, storage and disposal of the coal combustion materials. We believe that the final disposition of this matter will not have a material adverse effect on our financial position, results or operation or liquidity.

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the IEPA to receive fly ash from the Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site ($322,000) and to obtain a declaratory judgment as to liability for future costs. Neither AmerenEnergy Generating Company (Generating Company), the current owner of the Coffeen power plant, nor Central Illinois Public Service Company, (AmerenCIPS), the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on Ameren's financial position, results of operations or liquidity.

     Reference is made to Item 1. Business - Rates and Regulation - Environmental Matters in Part I of our Form 10-K for the year-ended December 31, 2001 for a discussion of the lawsuit filed in the Circuit Court of Christian County, Illinois by Steven and Tina Brannan against our subsidiaries, AmerenCIPS and Generating Company, and us. This lawsuit alleged that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site in Taylorville, Illinois, was remediated, therefore wrongfully causing the death of the Brannan's minor son. On July 3, 2002, a settlement agreement was entered into with the Brannans which fully released our subsidiaries and us from all liabilities claimed in the lawsuit in consideration for payment of an amount, the disclosure of which is restricted by a confidentiality agreement. The settlement will not have a material adverse effect on our financial position, results of operations or liquidity.

     Reference is made to Item 3. Legal Proceedings in Part I of our Form 10-K for the year-ended December 31, 2001 and to Item 1. Legal Proceedings in Part II of our Form 10-Q for the quarterly period ended March 31, 2002 for a discussion of a number of lawsuits that name our subsidiaries, AmerenCIPS and Union Electric Company, operating as AmerenUE, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended March 31, 2002, thirty-four additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since our first quarter Form 10-Q filing, a settlement has been reached in one lawsuit for a monetary amount not material to the Ameren companies and in one case, the Ameren companies have been voluntarily dismissed.

     To date, a total of seventy-six asbestos-related lawsuits have been filed against the Ameren companies, of which sixty-two are pending, ten have been settled and four have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  Submission of Matters To a Vote of Security Holders

     At our annual meeting of stockholders held on April 23, 2002, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

Item (1)  Election of Directors.
                                                                 Non-Voted
          Name                        For         Withheld       Brokers<F1>
          ----                        ---         --------       -----------
          William E. Cornelius    113,736,614     2,528,807          0
          Clifford L. Greenwalt   113,618,313     2,647,108          0
          Thomas A. Hays          113,816,089     2,449,332          0
          Thomas H. Jacobsen      113,324,703     2,940,718          0
          Richard A. Liddy        113,190,052     3,075,369          0
          Gordon R. Lohman        113,805,800     2,459,621          0
          Richard A. Lumpkin      113,233,864     3,031,557          0
          John Peters MacCarthy   113,838,311     2,427,109          0
          Hanne M. Merriman       113,823,430     2,441,991          0
          Paul L. Miller, Jr      113,357,081     2,908,339          0
          Charles W. Mueller      113,885,096     2,380,325          0
          Harvey Saligman         113,265,201     3,000,220          0
          James W. Wogsland       113,086,015     3,179,405          0

Item (2) Stockholder Proposal Relating to a Financial Assessment of the Costs of Decommissioning the Callaway Nuclear Plant.

                                                                 Non-Voted
                For            Against         Abstain           Brokers<F1>
                ---            -------         -------           -----------

             6,462,086      106,876,678       3,931,442          19,620,928

     <F1> Broker shares included in the quorum but not voting on the item.


ITEM 5.  Other Information

     Mr. Thomas H. Jacobsen, a Director of Ameren Corporation, died on July 20, 2002. No decision has been made as to who, if anyone, will be appointed to replace Mr. Jacobsen.

     Any stockholder proposal intended for inclusion in the proxy material for our 2003 annual meeting of stockholders must be received by us by November 15, 2002.

     In addition, under our By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by our Secretary not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For our 2003 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2003 or earlier than January 23, 2003.

     The Audit Committee of the Board of Directors of Ameren has approved our independent accountants, PriceWaterhouseCoopers, to perform the following audit and non-audit services:

o    Audits required by the federal, state or local government rules
o    Audits of employee pension and benefits plans
o    Income tax accounting and consulting projects
o Comfort letters and consents required to complete SEC filings and issue securities
o Consultation on responses to accounting inquiries by regulatory or other bodies
o    Audit of AmerenEnergy earnings before interest and taxes statement
o    Review of stock transfer agent and registrar internal controls

o    Review of risk management internal controls
o    Consultation on the accounting for corporate events and transactions
o    Assistance with preparation of testimony for regulatory filings

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)(i) Exhibits.

             10.1 - Memorandum  of  Understanding  dated  May 24,  2002  between
                    Ameren Services Company, as agent for AmerenUE and AmerenCIPS, and the Midwest Independent Transmission System Operator, Inc. (MISO).

             10.2 - Participation  Agreement  dated as of July 3,  2002,  by and among MISO, Ameren Services Company, as agent for AmerenUE and AmerenCIPS, FirstEnergy Corporation on behalf of American Transmission Systems, Incorporated, Northern Indiana Public Service Company and National Grid.

             99.1 - Statement of Principal  Executive  Officer required by SEC
                    Order No. 4-460 (not filed as a part of this Report on Form 10-Q).

             99.2 - Statement of  Principal  Financial  Officer  required by SEC
                    Order No. 4-460 (not filed as a part of this Report on Form 10-Q).

             99.3 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (not filed as a part of this Report on Form 10-Q).

             99.4 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (not filed as a part of this Report on Form 10-Q).


          (a)(ii) Exhibits Incorporated by Reference.

             4.1 - Third Supplemental Indenture dated as of June 1, 2002 to Indenture dated as of November 1, 2000 from AmerenEnergy Generating Company to The Bank of New York, as Trustee relating to AmerenEnergy Generating Company's 7.95% Senior Notes, Series E due 2032 (including as exhibit the form of Note) (June 30, 2002 AmerenEnergy Generating Company Form 10-Q, Exhibit 4.1).

              4.2 - Registration  Rights  Agreement,  dated June 6, 2002,  among
                    AmerenEnergy Generating Company and the Initial Purchasers relating to AmerenEnergy Generating Company's 7.95% Senior Notes, Series E due 2032 (June 30, 2002 AmerenEnergy Generating Company Form 10-Q, Exhibit 4.2).

             99.5 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (MoPSC) Case No. EC-2002-1 (earnings complaint case against AmerenUE) (File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

          (b) Reports on Form 8-K. Ameren Corporation filed reports on Form 8-K as follows: (i) dated April 29, 2002 incorporating a press release announcing the signing of a definitive agreement with The AES Corporation for the purchase of the common stock of its subsidiary, CILCORP Inc.; (ii) dated May 28, 2002 relating to the decision of AmerenCIPS and AmerenUE to rejoin the MISO; (iii) dated July 12, 2002 incorporating a press release stating that an agreement in principle had been reached in the earnings complaint case filed by the MoPSC staff against AmerenUE; (iv) dated July 16, 2002 incorporating a press release outlining the details of the settlement reached in the MoPSC earnings complaint case; and (v) dated July 25, 2002 incorporating a press release stating that the MoPSC had approved the settlement reached in the earnings complaint case.

   Note: Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

          Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

          Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under the File Number 333-56594.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMEREN CORPORATION
                                          (Registrant)

                                          By   /s/ Martin J. Lyons
                                             ------------------------------
                                                   Martin J. Lyons
                                                     Controller
                                             (Principal Accounting Officer)
Date:  August 14, 2002

                                                                   Exhibit 10.1

                           Memorandum of Understanding

     This Memorandum of Understanding is entered into this 24th day of May 2002 between Ameren Services Company (" Ameren Services"), as agent for Union Electric Company, d/b/a AmerenUE and Central Illinois Public Service Company, d/b/a AmerenCIPS, and the Midwest Independent Transmission System Operator, Inc. ("MISO"). Ameren Services and MISO may individually be referred to below as a "Party" or collectively as "Parties".

                                   Witnesseth:

     Whereas Union Electric Company and Central Illinois Public Service Company (collectively, the "Ameren Operating Companies") are wholly owned subsidiaries of Ameren Corporation ("Ameren"), a multi-state public utility holding company system; and

     Whereas Ameren Services, as agent for the Ameren Operating Companies, operates the transmission facilities of the Ameren Operating Companies as a single system pursuant to Ameren Services' Open Access Transmission Tariff; and

     Whereas the  transmission  facilities  operated by Ameren  Services are not
currently  under  the  operational   control  of  a  Federal  Energy  Regulatory
Commission ("FERC") approved Regional Transmission Organization ("RTO"); and

     Whereas MISO is a FERC approved RTO with an open architecture that accommodates various forms of participation in its organization including independent transmission companies; and

     Whereas Ameren Services, as agent for the Ameren Operating Companies, desires to pursue participation in the MISO in a manner that maximizes the value of the transmission assets that Ameren Services operates; and

     Whereas the Parties have entered into negotiations to develop arrangements that would allow Ameren Services to participate either as a transmission owner within MISO or as a member of an independent transmission company within MISO; and

     Whereas the Parties desire to set forth the principles and conditions governing Ameren Services' proposed participation in MISO.

     Now therefore, the Parties agree as follows:

     1. For purposes of this Memorandum of Understanding, the transmission facilities proposed to be transferred to MISO's operational control include all transmission facilities owned by the Ameren Operating Companies within the control area operated by Ameren Services.

     2. Ameren Services, on behalf of the Ameren Operating Companies, will apply for membership in MISO as an individual transmission owner or, as part of an Independent Transmission Company, under Appendix I of the MISO Agreement. Such Independent Transmission Company may be the Alliance Gridco. Ameren Services will apply for such membership in MISO within thirty days of execution of this Memorandum of Understanding. If Ameren Services assumes membership in MISO as an individual transmission owner, Ameren Services may nonetheless transfer the transmission facilities of the Ameren Operating Companies to an Independent Transmission Company operating under Appendix I of the MISO Agreement at any time. Ameren Services' rights and obligations under this Memorandum of Understanding will apply whether Ameren Services joins MISO as an individual transmission owner or as part of an Independent Transmission Company, except that the withdrawal provisions for an individual transmission owner would apply if Ameren Services joins and remains as an individual transmission owner.

     3. Ameren Services will remain in MISO through at least December 31, 2004, but has the right to withdraw from MISO at anytime thereafter, subject to the required regulatory approvals. Except as provided in paragraphs 6 and 7, Ameren Services will provide MISO with no less than twelve months written notice of its intent to withdraw from MISO. While Ameren Services will not be responsible for an exit fee in order to withdraw, Ameren Services will remain responsible for all financial obligations it incurs under the applicable MISO agreements and the MISO Open Access Transmission Tariff (MISO Tariff) before the date of its withdrawal. It is the intent of the Parties that Ameren Services' financial obligations to the MISO upon its departure will be limited to (i) any unamortized Ameren Services integration costs as described in paragraph 8, (ii) any unamortized Alliance RTO and Alliance Participants Administrative and Start-Up Activities Company LLC costs described in paragraph 12, (iii) should the Offer of Settlement in Docket No. ERO2-111-000 concerning the Schedule 10 to the MISO Tariff (MISO Schedule 10) be approved by the FERC, Ameren Services'
          proportional share of any unamortized settlement credits and associated financing costs that were applicable in a month when load served within the Ameren Services zone was paying the MISO Schedule 10 charges and the settlement credits were in force, and (iv) Ameren Services load ratio share of any unamortized amounts resulting from the payment pursuant to paragraph 14.

     4. MISO will make no assessment or other allocation to Ameren Services or other MISO transmission owners or Independent Transmission Companies of capital costs associated with the integration of the Southwest Power Pool, its transmission owners or members into MISO. The costs associated with such integration will be recovered under MISO Schedule 10.

     5. MISO will make no assessment or other allocation to Ameren Services or other MISO transmission owners or Independent Transmission Companies of capital costs associated with the development and implementation of a standard market design. The MISO will file with the FERC a proposal for deferring and recovering costs associated with the development and implementation of a standard market design from all market participants through a user based transaction mechanism similar to MISO Schedule 10; provided however, MISO will not make such FERC filing until after MISO has first presented the proposal to its stakeholders for review and comment.

     6. If ownership of all or a substantial portion of the Ameren Operating Companies transmission facilities is changed as a result of a sale, merger, or acquisition involving a party other than an affiliate of the Ameren Operating Companies, then the new owner may withdraw the applicable Ameren Operating Companies' transmission facilities from MISO at any time following thirty days written notice to MISO, subject to applicable regulatory approvals.

     7. Subject to FERC approval, Ameren Services, on behalf of the Ameren Operating Companies, will have the right to withdraw from MISO upon thirty days written notice if any MISO transmission owners or Independent Transmission Companies withdraw from MISO and either: a) the transmission facilities of the Ameren Operating Companies are no longer directly interconnected with a remaining MISO member; or, b) in Ameren Services sole discretion, a material portion of the transmission facilities under MISO's operational control are removed by the withdrawing member or members.

     8. MISO and Ameren Services will incur costs to integrate the transmission facilities of the Ameren Operating Companies into MISO. MISO and Ameren Services will agree upon an integration plan and budget prior to any integration expenditures being made. MISO will reimburse Ameren Services for its integration costs upon completion of the integration plan activities. MISO will recover its costs, both those directly incurred and those incurred to reimburse Ameren Services, exclusively from MISO Schedule 10 revenues. Ameren Services will not have to pay the MISO membership application fee because of Ameren's existing MISO membership status. Ameren Services, the Ameren Operating Companies, Ameren's affiliate companies or their customers, as applicable, will pay the MISO Schedule 10 charge applicable to load served within the Ameren Services zone.

     9. MISO will support the use of the existing Ameren Services Open Access Transmission Tariff ("OATT") rates and rate design within the Ameren Services zone, and will permit Ameren Services, at Ameren Services' option to convert its existing OATT rate for network integration transmission service within the Ameren Services zone to a formula based rate. MISO will support the use of Ameren Services' rate structure for operations within MISO to the greatest extent possible. Ameren Services reserves the right to proffer, individually or with other companies, the Alliance rate design endorsed by the FERC in its April 25, 2002 Order On Petition For Declaratory Order in Docket Nos. EL02-65-000 et al (hereinafter the "April 25th Order").

     10. MISO will also support the recovery of Ameren Services' lost revenues resulting from the elimination of multiple zonal transmission rate charges and corresponding revenue allocation in a manner consistent with the April 25th Order.

     11. MISO will either discount its total charges for Drive-Out and Drive-Through Service or make a Section 205 application with the FERC to lower the cap on its total charges for Drive-Out and Drive-Through Service. The new cap on its total charges for Drive-Out and Drive-Through Service, whether achieved by discount or filing, will be formulated to provide flexibility for the MISO to maximize revenue while minimizing the charges applied to this service.

     12. MISO will make a Section 205 application with the FERC to provide for the recovery, through MISO Schedule 10, of all prudent costs incurred by the Ameren Operating Companies for Alliance RTO development and start-up activities, including costs of establishing Alliance Participants Administrative and Start-Up Activities Company LLC.

     13. The Parties acknowledge that implementation of these principles and conditions may be subject to the approval of regulatory authorities. MISO and Ameren Services agree to cooperate in negotiating and executing any agreements necessary to reflect the provisions of this Memorandum of Understanding so that applications for all necessary regulatory approvals can be filed as soon as possible. It is the objective of MISO and Ameren Services that Ameren Services begin operations under MISO no later than four months after receipt of the last regulatory approval.

     14. Within 60 days after final order from FERC is received accepting Ameren Services participation in MISO on terms consistent with this Memorandum of Understanding, the MISO agrees to pay to Ameren Services the $18 million paid to the MISO pursuant to the Settlement Agreement reached in Docket No.ER01-123-002 plus interest and less credits, if any, actually received by Ameren Services or its affiliates through
          Schedule 10A. The interest rate will be determined monthly using the average monthly rate the MISO earned on investments from the time the monies were received by the MISO until the date of the repayment.

     15. In the event that a regulatory authority materially modifies any of the terms and conditions of Ameren Services' participation in MISO, including its rights under this Memorandum of Understanding, the Parties agree to negotiate in good faith to establish new terms and conditions that place the Parties in the same position as bargained for herein. In the event that the Parties cannot reach an agreement within thirty days of the regulatory action on new terms and conditions, or the new terms and conditions are not subsequently approved by the regulatory authority, Ameren Services may withdraw its application to join MISO upon thirty days written notice.

     16. All discussions and information exchanged under this Memorandum of Understanding are confidential. No information provided by the disclosing Party to the other Party may be disclosed to third parties without the consent of the disclosing Party. No Party will issue any press release or make any public disclosure concerning this Memorandum of Understanding without the consent of the other Party.


AGREED TO this 24th day of May 2002 by the undersigned representatives of Ameren Services and MISO.

Midwest Independent Transmission                 Ameren Services Company
Incorporated                                     as agent for
                                                 Union Electric Company d/b/a
                                                 AmerenUE and
                                                 Central Illinois Public Service
                                                 Company d/b/a AmerenCIPS


/s/ James P. Torgerson                           /s/ David A. Whiteley
------------------------------------------       ----------------------------
By:  James P. Torgerson                          By: David A. Whiteley
Title: President & Chief Executive Officer       Title: Senior Vice President

                                                                   Exhibit 10.2

                             PARTICIPATION AGREEMENT

                                  by and among

             MIDWEST INDEPENDENT TRANSMISSION SYSTEM OPERATOR, INC.,

                             AMEREN SERVICES COMPANY
                                  as agent for
                    Union Electric Company d/b/a AmerenUE and
            Central Illinois Public Service Company d/b/a AmerenCIPS,

                                FIRSTENERGY CORP.
                                  on behalf of
                  American Transmission Systems, Incorporated,

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                       and

                                NATIONAL GRID USA


                            Dated as of July 3, 2002

                                     ANNEXES

               A       Definitions
               B       Notice Information

                                    EXHIBITS

               A       GridAmerica Letter of Intent and Term Sheet
               B       Form of Appendix I ITC Agreement

     This PARTICIPATION AGREEMENT dated as of July 3, 2002 is made and entered into by and among MIDWEST INDEPENDENT TRANSMISSION SYSTEM OPERATOR, INC. (the "Midwest ISO"), AMEREN SERVICES COMPANY, a Missouri corporation, as agent for Union Electric Company d/b/a AmerenUE and Central Illinois Public Service Company d/b/a AmerenCIPS, FIRSTENERGY CORP., an Ohio corporation, on behalf of American Transmission Systems, Incorporated, NORTHERN INDIANA PUBLIC SERVICE COMPANY, an Indiana corporation, (each of the foregoing companies is referred to herein as a "GridAmerica Company" and, collectively, as the "GridAmerica Companies") and NATIONAL GRID USA, a Delaware corporation ("National Grid").

                                    RECITALS

     WHEREAS, on April 25, 2002, the United States Federal Energy Regulatory Commission (together with any successor agency, the "FERC" or the "Commission") issued an order in Docket No. EL02-65 (99 FERC 61, 105 (2002) encouraging the formation of an independent transmission company ("ITC") within the Midwest ISO;

     WHEREAS,  the  Midwest  ISO  is  a  FERC  approved  regional   transmission
organization ("RTO") with an open architecture that accommodates various forms of ITC in its operation;

     WHEREAS, the GridAmerica Companies wish to comply with Order No. 2000 through the formation of an ITC within the Midwest ISO;

     WHEREAS, the GridAmerica Companies and National Grid ("National Grid") have executed that certain letter of intent dated June 20, 2002, a copy of which is annexed hereto as Exhibit A, regarding the formation and operation of GridAmerica LLC ("GridAmerica") as an ITC within the Midwest ISO;

     WHEREAS, GridAmerica will sign Operation Agreements with each of the GridAmerica Companies that will provide GridAmerica with functional control of the transmission facilities of the GridAmerica Companies that are not currently under the operational control of a FERC approved RTO; and

     WHEREAS, the Midwest ISO, the GridAmerica Companies and National Grid now desire to enter into this Agreement in order to evidence their desire to execute and deliver the Appendix I ITC Agreement, a copy of which is attached hereto as Exhibit B (the "ITC Agreement"), and to consummate the transactions contemplated hereby and thereby and to evidence their respective obligations as set forth herein.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties hereby agree as follows:

                                    ARTICLE I
                                     CLOSING

      Section 1.01 Closing.

     (a) The closing of the transactions contemplated by this Agreement (the "Closing") will take place at such place as the parties mutually agree at 10:00 A.M. local time, on a date (the "Closing Date") within five (5) Business Days after the date on which all of the conditions precedent set forth in Article III of this Agreement have been satisfied or waived in accordance with the terms of
Article III, or at such other place and time as the Parties mutually agree.

     (b) At the Closing: (i) the ITC Agreement and such other agreements, instruments, certifications and documents as may be necessary or desirable to effectuate the transactions contemplated by this Agreement and the ITC Agreement, shall be duly executed and delivered by and to each of the intended parties thereto and GridAmerica shall complete the transfer functional control of the transmission facilities of the GridAmerica Companies to the Midwest ISO as contemplated by the ITC agreement; (ii) in consideration for the Midwest ISO's ability to have unrestricted use of the capital assets developed by the Alliance Participants Administrative and Start-up Activities Company LLC ("BridgeCo"), the Midwest ISO shall make (x) a one-time payment equal to the amount contributed by the GridAmerica Companies and the other Midwest ISO members to BridgeCo to develop these assets and the costs incurred hereafter to finish such development and (y) a one-time payment to each GridAmerica Company to reimburse such GridAmerica Company the costs incurred by it in the development of Alliance RTO, such unrestricted use and payments to be made pursuant to an agreement which shall be mutually acceptable to the Parties and which agreement shall be executed and delivered no later than the Closing Date; and (iii) the Midwest ISO shall refund to Ameren Service Company, with interest, the $18,000,000 payment made by Ameren to leave the Midwest ISO pursuant to the terms of the settlement approved in Illinois Power Co., 95 FERC 61,183, order on reh'g, 96 FERC 61,206 (2001). ca Company to reimburse such GridAmerica Company the costs incurred by it in the development of Alliance RTO, such unrestricted use and payments to be made pursuant to an agreement which shall be mutually acceptable to the Parties and which agreement shall be executed and delivered no later than the Closing Date; and (iii) the Midwest ISO shall refund to Ameren Service Company, with interest, the $18,000,000 payment made by Ameren to leave the Midwest ISO pursuant to the terms of the settlement approved in Illinois Power Co., 95 FERC 61,183, order on reh'g, 96 FERC 61,206 (2001) .

     Section 1.02  Further Assurances.

     Upon the request of a Party, each other Party shall execute and deliver, or shall cause its respective Affiliate(s) to execute and deliver, such other agreements, instruments, certifications or other documents and shall take, and cause its Affiliates to take, such other action as may be reasonably necessary and desirable to implement the transactions contemplated to be implemented at the Closing.

                                   ARTICLE II
                            COVENANTS OF THE PARTIES

     Section 2.01  Covenants of GridAmerica Companies.

     Each GridAmerica Company covenants to the Midwest ISO and National Grid and each of the other GridAmerica Companies that, at all times from and after the date hereof until the Closing Date, it shall comply with each of the following covenants.

     (a) Required Consents.

     It shall: (i) take commercially reasonable steps necessary and proceed diligently and in good faith to obtain all Required Consents required to be obtained by it to consummate the transactions contemplated hereby; (ii) provide information which may be requested by Governmental Authorities in connection therewith; and (iii) cooperate with the Midwest ISO and National Grid and each other GridAmerica Company in obtaining all Required Consents required of each of them to consummate the transactions contemplated hereby. It shall provide prompt notification to the Midwest ISO and National Grid and each other GridAmerica Company when any Required Consent referred to in clause (i) above is obtained, taken, made or given, as applicable, and shall advise the Midwest ISO and National Grid and each other GridAmerica Company of any material, written, non-confidential communications (and, upon request and unless confidential or precluded by Law, provide copies of any such material communications which are in writing) with any Governmental Authority regarding such Required Consents.

     (b) Fulfillment of Conditions.

     It further covenants that it shall exercise commercially reasonable efforts and proceed diligently and in good faith to satisfy the conditions to Closing set forth in Article III upon which the Midwest ISO, National Grid and the other GridAmerica Companies are entitled to rely and which conditions are within its control to satisfy, including taking, and causing each of its Affiliates to take, all reasonable steps necessary or desirable to proceed diligently and in good faith to satisfy its obligations contained in this Agreement and refraining, and causing each of its Affiliates to refrain, from taking any action that could reasonably be expected to result in the non-fulfillment of any such obligation.

     Section 2.02 Covenants of National Grid.

     National Grid covenants to the Midwest ISO and each GridAmerica Company that, at all times from and after the date hereof until the Closing Date, it shall comply with each of the following covenants.

     (a) Required Consents.

     It shall: (i) take commercially reasonable steps necessary and proceed diligently and in good faith to obtain all Required Consents required to be obtained by it to consummate the transactions contemplated hereby; (ii) provide information which may be requested by Governmental Authorities in connection therewith; and (iii) cooperate with the Midwest ISO and each GridAmerica Company in obtaining all Required Consents required of each of them to consummate the transactions contemplated hereby. It shall provide prompt notification to the Midwest ISO and each GridAmerica Company when any Required Consent referred to in clause (i) above is obtained, taken, made or given, as applicable, and shall advise the Midwest ISO and each GridAmerica Company of any material, written, nonconfidential communications (and, upon request and unless confidential or precluded by Law, provide copies of any such material communications which are in writing) with any Governmental Authority regarding such Required Consents.

     (b) Formation and Business of Initial Member and Company.

     Upon the fulfillment of the conditions set forth in Section 3.02, it shall form GridAmerica and cause GridAmerica to execute and deliver the ITC Agreement and such other agreements, instruments, certifications and documents as may be necessary and desirable to effectuate the transactions contemplated by the ITC Agreement as contemplated by Article I.

     (c) Fulfillment of Conditions.

     It shall exercise commercially reasonable efforts and proceed diligently and in good faith to satisfy the conditions to Closing set forth in Article III upon which the Midwest ISO and the GridAmerica Companies are entitled to rely and which conditions are within its control to satisfy, including taking, and causing each of its Affiliates to take, all reasonable steps necessary or desirable to proceed diligently and in good faith to satisfy its obligations contained in this Agreement and refraining, and causing each of its Affiliates to refrain, from taking any action that could reasonably be expected to result in the non-fulfillment of any such obligation.

     Section 2.03 Covenants of the Midwest ISO.

     The Midwest ISO covenants to National Grid and each of the GridAmerica Companies that, at all times from and after the date hereof until the Closing Date, it shall comply with each of the following covenants.

     (a) Required Consents.

     It shall: (i) take commercially reasonable steps necessary and proceed diligently and in good faith to obtain all Required Consents required to be obtained by it to consummate the transactions contemplated hereby; (ii) provide information which may be requested by Governmental Authorities in connection therewith; and (iii) cooperate with National Grid and each GridAmerica Company in obtaining all Required Consents required of each of them to consummate the transactions contemplated hereby. It shall provide prompt notification to National Grid and each GridAmerica Company when any Required Consent referred to in clause (i) above is obtained, taken, made or given, as applicable, and shall advise National Grid and each GridAmerica Company of any material, written, non-confidential communications (and, upon request and unless confidential or precluded by Law, provide copies of any such material communications which are in writing) with any Governmental Authority regarding such Required Consents.

     (b) Fulfillment of Conditions.

     It further covenants that it shall exercise commercially reasonable efforts and proceed diligently and in good faith to satisfy the conditions to Closing set forth in Article III upon which National Grid and the GridAmerica Companies are entitled to rely and which conditions are within its control to satisfy, including taking, and causing each of its Affiliates to take, all reasonable steps necessary or desirable to proceed diligently and in good faith to satisfy its obligations contained in this Agreement and refraining, and causing each of its Affiliates to refrain, from taking any action that could reasonably be expected to result in the non-fulfillment of any such obligation.


                                  ARTICLE III
                         CONDITIONS PRECEDENT TO CLOSING

     Section 3.01 Conditions Precedent to Obligations of GridAmerica Companies.

     The obligation of each GridAmerica Company to enter into the transactions to take place at the Closing is subject to the satisfaction, or waiver by such GridAmerica Company, of each of the following conditions precedent:

     (a) Performance.

     The Midwest ISO, National Grid and each of the other GridAmerica Companies shall have performed and complied, in all material respects, with each of its covenants set forth in this Agreement to be so performed and complied with by it at or prior to the Closing.

     (b) Orders and Laws.

     There  shall  not be in  effect  on  the  Closing  Date  any  Order  or Law
restraining,   enjoining  or  otherwise   prohibiting   or  making  illegal  the
consummation of the transactions contemplated by this Agreement, the ITC Agreement or the ITC Documents, and there shall not be pending or threatened on the Closing Date any Proceeding in, before or by any Governmental Authority which could reasonably be expected to result in the issuance of any such Order or to prohibit any of such transactions.

     (c) Required Consents.

     The Commission shall have issued a Final Order which is an Approval Order, and all other Required Consents (including Required Consents to be obtained, made or given by any federal or state Governmental Authorities) shall: (i) have been duly obtained, made or given; (ii) be in form and substance which would not, in its reasonable judgment, and when considered in light of the Final Order and all other Required Consents (A) cause it to fail to realize any material benefit which it reasonably anticipates from the transactions contemplated by the ITC Agreement and the ITC Documents or (B) impose any conditions or requirements which could reasonably be expected to have a material and adverse effect on its or any of its Affiliates' current or planned operations or business activities or its or their prospects; (iii) be in full force and effect and any waiting periods with respect thereto shall have expired; and (iv) not be subject to any Proceeding which, if determined adversely, could result in the loss, amendment or conditioning thereof.

     (d) Effectiveness of ITC Documents.

     The ITC Documents, including all schedules, exhibits and appendices thereto, shall have been completed, in form and substance reasonably acceptable to such GridAmerica Company, and such ITC Documents shall have been executed and delivered by each of the intended parties thereto and shall have become effective.

     (e) Formation of GridAmerica and Transfer of Functional Control.

     GridAmerica shall have been formed and shall have acquired functional control of the transmission facilities of the GridAmerica Companies which are the subject of the ITC Agreement.

     Section 3.02 Conditions Precedent to Obligations of National Grid.

     The obligation of National Grid to enter into the transactions to take place at the Closing is subject to the satisfaction, or waiver by National Grid, of each of the following conditions precedent:

     (a) Performance.

     The Midwest ISO and each GridAmerica Company shall have performed and complied, in all material respects, with each of its covenants set forth in this Agreement to be so performed and complied with by it at or prior to the Closing.

     (b) Orders and Laws.

     There  shall  not be in  effect  on  the  Closing  Date  any  Order  or Law
restraining,   enjoining  or  otherwise   prohibiting   or  making  illegal  the
consummation of the transactions contemplated by this Agreement, the ITC Agreement or the ITC Documents, and there shall not be pending or threatened on the Closing Date any Proceeding in, before or by any Governmental Authority which could reasonably be expected to result in the issuance of any such Order or to prohibit any of such transactions.

     (c) Required Consents.

     The Commission shall have issued a Final Order which is an Approval Order, and all other Required Consents (including Required Consents to be obtained, made or given by any federal or state Governmental Authorities) shall: (i) have been duly obtained, made or given; (ii) be in form and substance which would not, in its reasonable judgment, and when considered in light of the Final Order and all other Required Consents (A) cause it to fail to realize any material benefit which it reasonably anticipates from the transactions contemplated by the ITC Agreement and the ITC Documents or (B) impose any conditions or requirements which could reasonably be expected to have a material and adverse effect on its or any of its Affiliates' current or planned operations or business activities or its or their prospects; (iii) be in full force and effect and any waiting periods with respect thereto shall have expired; and (iv) not be subject to any Proceeding which, if determined adversely, could result in the loss, amendment or conditioning thereof.

     (d) Effectiveness of ITC Documents.

     The ITC Documents, including all schedules, exhibits and appendices thereto, shall have been completed, in form and substance reasonably acceptable to National Grid, and such ITC Documents shall have been executed and delivered by each of the intended parties thereto and shall have become effective.

     (e) Formation of GridAmerica and Transfer of Functional Control.

     GridAmerica shall have been formed and shall have acquired functional control of the transmission facilities of the GridAmerica Companies which are the subject of the ITC Agreement.

     Section 3.03 Conditions Precedent to Obligations of the Midwest ISO.

     The obligation of the Midwest ISO to enter into the transactions to take place at the Closing is subject to the satisfaction, or waiver by the Midwest ISO, of each of the following conditions precedent:

     (a)  Performance.

     National Grid and each GridAmerica Company shall have performed and complied, in all material respects, with each of its covenants set forth in this Agreement to be so performed and complied with by it at or prior to the Closing.

     (b)  Orders and Laws.

     There  shall  not be in  effect  on  the  Closing  Date  any  Order  or Law
restraining,   enjoining  or  otherwise   prohibiting   or  making  illegal  the
consummation of the transactions contemplated by this Agreement, the ITC Agreement or the ITC Documents but only, in the case of the ITC Documents, insofar as the ITC Documents purport to alter or otherwise modify the rights and obligations of the Midwest ISO as set forth in the ITC Agreement, and there shall not be pending or threatened on the Closing Date any Proceeding in, before or by any Governmental Authority which could reasonably be expected to result in the issuance of any such Order or to prohibit any of such transactions.

     (c)  Required Consents.

     The Commission shall have issued a Final Order which is an Approval Order, and all other Required Consents (including Required Consents to be obtained, made or given by any federal or state Governmental Authorities) shall: (i) have been duly obtained, made or given; (ii) be in form and substance which would not, in its reasonable judgment, and when considered in light of the Final Order and all other Required Consents (A) cause it to fail to realize any material benefit which it reasonably anticipates from the transactions contemplated by the the ITC Agreement or the ITC Documents but only, in the case of the ITC Documents, insofar as the ITC Documents purport to alter or otherwise modify the rights and obligations of the Midwest ISO as set forth in the ITC Agreement or
(B) impose any conditions or requirements which could reasonably be expected to have a material and adverse effect on its or any of its Affiliates' current or planned operations or business activities or its or their prospects; (iii) be in full force and effect and any waiting periods with respect thereto shall have expired; and (iv) not be subject to any Proceeding which, if determined adversely, could result in the loss, amendment or conditioning thereof.

     (d)  Effectiveness of ITC Documents.

     The ITC Documents, including all schedules, exhibits and appendices thereto, shall have been completed, and insofar as the ITC Documents purport to alter or otherwise modify the rights and obligations of the Midwest ISO as set forth in the ITC Agreement, shall be in form and substance reasonably acceptable to the Midwest ISO, and such ITC Documents shall have been executed and delivered by each of the intended parties thereto and shall have become effective.

     (e)  Formation of GridAmerica and Transfer of Functional Control.

     GridAmerica shall have been formed and shall have acquired functional control of the transmission facilities of the GridAmerica Companies which are the subject of the ITC Agreement.

     Section 3.04 Limitations.

     Notwithstanding anything to the contrary set forth in Sections 3.01, 3.02 and 3.03, no Party shall be relieved of its obligations under this Agreement due to the failure of any condition if such failure is based on such Party's failure to perform in accordance with the terms of this Agreement.

                                   ARTICLE IV
                             TERMINATION; WITHDRAWAL

     Section 4.01 Termination.

     This Agreement may be terminated prior to Closing:

     (a) by written agreement executed by each of the Parties;

     (b) by National Grid, upon written notice to each of the other Parties, if the Closing shall not have occurred on or before December 31, 2002 and the failure to achieve Closing is not caused by its failure to perform in accordance with the terms of this Agreement; or

     (c) by National Grid upon issuance by the Commission of a Final Order which is not an Approval Order, provided that National Grid serves notice of termination to the other Parties no later than 20 days after issuance of such Final Order.

     Section 4.02 Effect of Termination.

     If this Agreement is terminated pursuant to Section 4.01, it shall forthwith become null and void and there shall be no liability or obligation on the part of any Party (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except that notwithstanding any other provisions in this Agreement to the contrary, upon termination of this Agreement pursuant to Section 4.01, each Party will remain liable to each other Party for any willful breach of this Agreement existing at the time of such termination, and each Party may seek such remedies, including damages and reasonable fees and expenses of attorneys, against any other Party with respect to any such breach as are provided in this Agreement or as are otherwise available at Law or in equity, including the right to demand specific performance.

     Section 4.03 Withdrawal.

     At any time prior to Closing, any GridAmerica Company may, in its sole discretion, withdraw as a Party to this Agreement by delivering written notice (a "Withdrawal Notice") to each other Party under the following circumstances:
(i) within thirty (30) days after the issuance by the Commission of a Final Order which is not an Approval Order; (ii) within fifteen (15) days after its receipt of a Withdrawal Notice issued pursuant to clause (i) hereof by another GridAmerica Company; (iii) if the Closing shall not have occurred on or before December 31, 2002, and the failure to achieve Closing is not caused by such GridAmerica Company's failure to perform in accordance with the terms of this Agreement; or (iv) if, prior to December 31, 2002, it enters into a definitive agreement, subject to customary terms and conditions, pursuant to which it will be acquired by or merged with another company or it is obligated to transfer all or substantially all of its transmission facilities which are the subject of the ITC Agreement, in each case whether by merger, consolidation, sale of assets or otherwise to any Person or Persons other than one or more of its Affiliates, another GridAmerica Company or National Grid. Upon its withdrawal pursuant to this Section 4.03, a GridAmerica Company shall cease to have any rights, obligations or liabilities under this Agreement (other than rights and obligations as set forth in this Section 4.03 and liabilities that existed prior to the date of withdrawal).

     Section 4.04 Exclusion of Consequential Damages.

     Notwithstanding anything contained in this Agreement to the contrary, no Party shall be liable to any other Party for indirect, consequential, special or punitive damages on account of any Proceeding brought hereunder or related hereto.

                                   ARTICLE V
                                  MISCELLANEOUS

     Section 5.01 Notices.

     Every  notice,  request,  or other  statement  to be made or delivered to a
Party pursuant to this Agreement shall be directed to such Party's representative at the address or facsimile number for such Party set forth on Annex B or to such other address or facsimile number as the Party may designate by written notice to each other Party from time to time. All notices or other communications required or permitted to be given pursuant to this Agreement must be in writing and will be considered as properly given if sent by facsimile transmission (with confirmation notice sent by first class mail, postage prepaid), by reputable nationwide overnight delivery service that guarantees next Business Day delivery, by personal delivery, or, if mailed from within the United States, by first class United States mail, postage prepaid, registered or certified with return receipt requested. Any notice hereunder will be deemed to have been duly given: (i) on the date personally delivered; (ii) when received, if sent by certified or registered mail, postage prepaid, return receipt requested or if sent by overnight delivery service; or (iii) if sent by facsimile transmission, on the date sent, provided confirmation notice is sent by first-class mail, postage prepaid promptly thereafter.

     Section 5.02 Entire Agreement.

     This Agreement constitutes the entire agreement among the Parties pertaining to the subject matter hereof and supersedes all prior agreements, representations and understandings, written or oral, pertaining thereto but excluding that certain Non-Disclosure Agreement dated as of June 20, 2002 between the Midwest ISO, the GridAmerica Companies and National Grid USA Service Company, Inc.

     Section 5.03 Expenses.

     Except as otherwise expressly provided in this Agreement, each Party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement.

     Section 5.03 Several Obligations.

     Each of the obligations of the GridAmerica Companies or any of them shall be several and not joint and several.

     Section 5.04 Amendment; Waiver.

     No amendment to or modification of this Agreement shall be valid unless the same shall be in writing and signed by the Parties and no waiver of or under any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Party to be bound thereby.

     Section 5.05 No Third-Party Beneficiary.

     This Agreement is intended to be solely for the benefit of the Parties, their successors and permitted assignees, and is not intended to and shall not confer any rights or benefits on any Person not a signatory hereto.

     Section 5.06 No Assignment; Binding Effect.

     Neither this Agreement nor any right, interest or obligation hereunder may be assigned by any Party without the prior written consent of each other Party, and any attempt to do so will be void, except for assignments and transfers: (i) by operation of Law; or (ii) to any Person that acquires any GridAmerica Company's transmission facilities which are the subject of the ITC Agreement.

Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the Parties and their respective successors and assigns.

     Section 5.07 Severability.

     Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of that prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of that provision in any other jurisdiction.

     Section 5.08 Governing Law; Waiver of Jury Trial.

     THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK EXCLUDING ITS CHOICE OF LAW PRINCIPLES THAT WOULD REQUIRE THE LAW OF ANOTHER JURISDICTION TO APPLY. EACH OF THE PARTIES IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY.

     Section 5.09 Counterparts.

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, notwithstanding that all of the Parties are not signatories to the original or to the same counterpart.

     Section 5.10 No Partnership.

     This Agreement is not intended and shall not be construed, interpreted or applied to create a partnership or joint venture among all or any of the Parties.

     Section 5.11 Definitions.

     Capitalized terms not otherwise defined herein shall have the meanings given in Annex A.

     Section 5.12 Interpretation.

     The following provisions shall be applied wherever appropriate herein:

     (a)  "herein,"   "hereby,"   "hereunder,"   "hereof,"  "hereto"  and  other
equivalent words shall refer to this Agreement as an entirety and not solely to the particular portion of this Agreement in which any such word is used;

     (b) "including" means "including without limitation" and is a term of illustration and not of limitation;

     (c) all definitions set forth herein shall be deemed applicable whether the words defined are used herein in the singular or the plural;

     (d) unless otherwise expressly provided, any term defined in Annex A by reference to any other document shall be deemed to be amended herein to the extent that such term is subsequently amended in such document in an amendment entered into in accordance with such document;

     (e) wherever used herein, any pronoun or pronouns shall be deemed to include both the singular and plural and to cover all genders;

     (f) neither this Agreement nor any other agreement, document or instrument referred to herein or executed and delivered in connection herewith shall be construed against any Person as the principal draftsperson hereof or thereof;

     (g) the section headings appearing in this Agreement are inserted only as a matter of convenience and in no way define, limit, construe or describe the scope or extent of such section, or in any way affect this Agreement;

     (h) any references herein to a particular Section, Article, Annex, Exhibit or Schedule means a Section or Article of, or an Annex, Exhibit or Schedule to, this Agreement unless another agreement is specified; and

     (i) the Annexes, Exhibits and Schedules attached hereto are incorporated herein by reference and shall be considered part of this Agreement.

     IN WITNESS WHEREOF, this Agreement has been duly executed, acknowledged and delivered by the duly authorized representatives of the Parties as of the date first written above.


                                   MIDWEST TRANSMISSION SYSTEM OPERATOR, INC.


                                   By:    /s/ J. P. Torgerson
                                       ----------------------------
                                   Name:      J. P. Torgerson
                                          -------------------------
                                   Title:     President & CEO
                                          -------------------------

APPROVED this 3rd day of July, 2002.


AMEREN SERVICES COMPANY (on behalf of
Union Electric Company and
Central Illinois Public Service Company)



By:              /s/ David A. Whiteley
           ---------------------------------------------
Name:                David A. Whiteley
           ---------------------------------------------
Title:               Senior Vice President
           ---------------------------------------------
Address:             1901 Chouteau Avenue
           ---------------------------------------------
                     P. O. Box 66149, MC10
           ---------------------------------------------
                     St. Louis, MO  63166-6149
           ---------------------------------------------
Attention:
           ---------------------------------------------
Phone:               314-554-2942
           ---------------------------------------------
Facsimile:           314-554-3066
           ---------------------------------------------

APPROVED this 3rd day of July, 2002.


FirstEnergy Corp. (on behalf of American Transmission Systems, Inc.)


By:              /s/ Stanley F. Szwed
           ---------------------------------------------
Name:                Stanley F. Szwed
           ---------------------------------------------
Title:               Vice President, Transmission
           ---------------------------------------------
Address:             FirstEnergy Corp.
           ---------------------------------------------
                     76 South Main Street
           ---------------------------------------------
                     Akron, OH  44308
           ---------------------------------------------
Attention:
           ---------------------------------------------
Phone:               330-384-2454
           ---------------------------------------------
Facsimile:           330-384-4988
           ---------------------------------------------

APPROVED this 3rd day of July, 2002.


NORTHERN INDIANA PUBLIC SERVICE COMPANY



By:              /s/ Frank A. Venhuizen
           ---------------------------------------------
Name:                Frank A. Venhuizen
           ---------------------------------------------
Title:               Director, Electric Transmission
           ---------------------------------------------
                      & Market Services
           ---------------------------------------------
Address:             Northern Indiana Public Service Co.
           ---------------------------------------------
                     801 East 86th Avenue
           ---------------------------------------------
                     Merriville, Indiana  46410
           ---------------------------------------------
Attention:
           ---------------------------------------------
Phone:               219-647-5630
           ---------------------------------------------
Facsimile:           219-647-5663
           ---------------------------------------------

                                 NATIONAL GRID USA


                                 By: /s/ R. P. Sergel
                                    --------------------------------------
                                 Name:   R. P. Sergel
                                      ------------------------------------
                                 Title: President & Chief Executive Officer
                                       -----------------------------------

                                                                        ANNEX A
                                   DEFINITIONS
                                   -----------

     The following terms shall have the respective meanings set forth below when used in this Agreement and grammatical variations of such terms shall have correlative meanings, unless otherwise expressly specified herein to the contrary.

     "Affiliate" shall mean, with respect to any Person, any other Person directly or indirectly Controlling, Controlled by or under common Control with such Person. As used in this definition, "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise); provided, however, that in any event, any Person that owns, directly or indirectly, securities having a majority of the voting power for the election of directors or other members of the governing body of a corporation or a majority of the partnership or other ownership interests (that carry voting power) of any other Person will be deemed to Control such corporation or other Person.

     "Agreement" shall mean this Participation Agreement, as it may be amended, modified or otherwise supplemented, as in effect from time to time.

     "GridAmerica Company" shall have the meaning given in the preamble hereof.

     "Approval Order" shall mean a Final Order that approves, without material modification or condition, the ITC Agreement and such of the ITC Documents as to which the approval of the Commission is required under applicable law.

     "Business Day" shall mean any day other than Saturday, Sunday or other day on which banks are authorized or required to be closed in New York, New York.

     "Closing" shall have the meaning given in Section 1.01.

     "Closing Date" shall have the meaning given in Section 1.01.

     "Commission" shall have the meaning given in the recitals hereof.

     "Company" shall have the meaning given in the recitals hereof.

     "Consent" shall mean any authorization, consent, opinion, order, approval, license, franchise, ruling, permit, tariff, rate, certification, exemption, filing or registration from, by, or with any Governmental Authority, any Person or any governing body of any Person.

     "Entity" shall mean a corporation, limited liability company, partnership, limited partnership, trust, firm, association or other organization which has a legal existence under the Laws of its jurisdiction of formation which is separate and apart from its owner or owners, and any Governmental Authority.

     "Final Order" shall mean a final order issued by the Commission approving the ITC Agreement and such of the ITC Documents as to which approval of the Commission is required under applicable law which is no longer subject to possible rehearing.

     "Governmental Authority" shall mean a federal, state, local or foreign governmental authority; a state, province, commonwealth, territory or district thereof; a county or parish; a city, town, township, village or other municipality; a district, ward or other subdivision of any of the foregoing; any executive, legislative or other governing body of any of the foregoing; any agency, authority, board, department, system, service, office, commission, committee, council or other administrative body of any of the foregoing; any court or other judicial body and any officer, official or other representative of any of the foregoing.

     "ITC Agreement" shall mean the Appendix I ITC Agreement by and between the Midwest ISO and GridAmerica, a copy of which is annexed hereto as Exhibit B.

     "ITC Documents" shall mean such agreements, instruments, certifications and documents as may be necessary to evidence the obligations of the intended parties thereto to implement the transactions contemplated by the Letter of Intent, including without limitation, one or more operation agreements pursuant to which each of the GridAmerica Companies transfers functional control over its transmission facilities which are the subject of the ITC Agreement to GridAmerica.

     "Law" shall mean any applicable constitutional provision, statute, act, code, law, regulation, rule, ordinance, order, decree, ruling, proclamation, resolution, judgment, decision, declaration, or interpretive or advisory opinion of a Governmental Authority.

     "Letter of Intent" shall mean that letter agreement dated June 20, 2002 among National Grid, Ameren Corporation, FirstEnergy Corp. and Northern Indiana Public Service Company. Inc., a copy of which is annexed hereto as Exhibit A

     "National Grid" shall mean National Grid USA, a Delaware corporation.

     "Non-Disclosure Agreement" shall mean the Non-Disclosure Agreement, dated as of June 20, 2002, by and among Midwest Transmission System Operator, Inc., FirstEnergy Corp., Ameren Services Company, Northern Indiana Public Service Company and National Grid USA.

     "Order" shall mean any writ, judgment, decree, injunction or similar order of any Governmental Authority (in each such case whether preliminary or final).

     "Party" shall mean any party from time to time to this Agreement.

     "Person" shall mean any natural person or Entity.

     "Proceeding" shall mean any action, suit, proceeding, arbitration or Governmental Authority investigation or audit.

     "Required Consent" shall mean, collectively, each Consent that must be obtained, satisfied or made to permit the consummation of the transactions contemplated by this Agreement, the ITC Agreement and the ITC Documents and the performance by each of the parties to the ITC Agreement and the ITC Documents of their respective obligations thereunder, but excluding any Consent which may be required to perform an obligation which, by the terms of the ITC Agreement and the ITC Transaction Documents, will not arise and is not required to be performed except upon the happening of one or more contingencies specified in the ITC Agreement and the ITC Documents.

     "Withdrawal Notice" shall have the meaning given in Section 4.03.

                                                                       ANNEX B

                               NOTICE INFORMATION

Midwest Independent Transmission System Operator, Inc.

Midwest Independent Transmission System Operator, Inc.
701 City Center Drive
Carmel, IN 46032
Attn:    James P. Torgerson
         President and CEO
Fax:     317-249-5945



Ameren Services Company

Ameren Services Company
One Ameren Plaza
1901 Chouteau Avenue
St. Louis, MO 63103
Attn:    David A. Whiteley
         Senior Vice President
Fax:     314-554-3066

Ameren Services Company
One Ameren Plaza
1901 Chouteau Avenue
St. Louis, MO 63103
Attn:    Steven R. Sullivan
         General Counsel
Fax:     314-554-4014

FirstEnergy Corp.

FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Attn: Stanley F. Szwed
Fax: 330-384-4988

Northern Indiana Public Service Company

Northern Indiana Public Service Company
801 E. 86th Avenue
Merrillville, IN 46410
Attn: Frank A. Venhuizen
Fax: 219-647-5630

National Grid USA

National Grid USA
25 Research Drive
Westborough, MA 01582
Attn: Nick Winser
      Senior Vice President
Fax:  508-366-5498
With a copy to:  Lawrence J. Reilly, Esq.
                 Senior Vice President and General Counsel
Fax: 508-389-2605

                                                                  Exhibit 99.1

                              STATEMENT UNDER OATH
                         OF PRINCIPAL EXECUTIVE OFFICER
                        REGARDING FACTS AND CIRCUMSTANCES
                        RELATING TO EXCHANGE ACT FILINGS

I, Charles W. Mueller, principal executive officer of Ameren Corporation, state and attest that:

     (1)  To the  best of my  knowledge,  based  upon a  review  of the  covered
          reports  of  Ameren   Corporation,   and,   except  as   corrected  or
          supplemented in a subsequent covered report:

          o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

          o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     (2) I have reviewed the contents of this statement with the Company's audit committee.

     (3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          o Annual Report on Form 10-K filed with the Commission for fiscal year ended December 31, 2001 of Ameren Corporation;

          o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Ameren Corporation filed with the Commission subsequent to the filing of the Form 10-K identified above; and

          o    any amendments to any of the foregoing.



   /s/ C. W. Mueller
-------------------------------------------
Name:  Charles W. Mueller
       Chairman and Chief Executive Officer

Date:  8/14/02

Subscribed and sworn to before me this 14th day of August, 2002.

                                                 /s/ K. A. Bell
                                       ----------------------------------------
                                                    Notary Public
My Commission Expires:  10/13/02                     K. A. BELL
                                              Notary Public - Notary Seal
                                                STATE OF MISSOURI
                                                  St. Louis County
                                       My Commission Expires:  October 13, 2002

                                                                   Exhibit 99.2

                              STATEMENT UNDER OATH
                         OF PRINCIPAL FINANCIAL OFFICER
                        REGARDING FACTS AND CIRCUMSTANCES
                        RELATING TO EXCHANGE ACT FILINGS

I, Warner L. Baxter, principal financial officer of Ameren Corporation, state and attest that:

     (1)  To the  best of my  knowledge,  based  upon a  review  of the  covered
          reports  of  Ameren   Corporation,   and,   except  as   corrected  or
          supplemented in a subsequent covered report:

          o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

          o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     (2) I have reviewed the contents of this statement with the Company's audit committee.

     (3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          o Annual Report on Form 10-K filed with the Commission for fiscal year ended December 31, 2001 of Ameren Corporation;

          o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Ameren Corporation filed with the Commission subsequent to the filing of the Form 10-K identified above; and

          o    any amendments to any of the foregoing.



   /s/ Warner L. Baxter
-------------------------------------------
Name:  Warner L. Baxter
       Senior Vice President - Finance

Date:  8/14/02

Subscribed and sworn to before me this 14th day of August, 2002.

                                                  /s/ K. A. Bell
                                       ----------------------------------------
                                                   Notary Public
My Commission Expires:  10/13/02                     K. A. BELL
                                              Notary Public - Notary Seal
                                                STATE OF MISSOURI
                                                  St. Louis County
                                       My Commission Expires:  October 13, 2002

                                                                   Exhibit 99.3





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Charles W. Mueller, chief executive officer of Ameren Corporation, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Corporation on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Corporation.



                                  /s/ Charles W. Mueller
                                 -----------------------------
                                      Charles W. Mueller
                                      Chief Executive Officer

Date:  August 14, 2002

                                                                   Exhibit 99.4





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Warner L. Baxter, chief financial officer of Ameren Corporation, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Corporation on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Corporation.




                                  /s/ Warner L. Baxter
                                  ----------------------------
                                      Warner L. Baxter
                                      Chief Financial Officer

Date:  August 14, 2002