Form 10-Q
period 2002-09-30
AMEREN CORP
filed 2002-11-14
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 30, 2002

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


                       Yes      X      .       No            .
                           ------------           -----------



     Shares outstanding of Ameren Corporation's common stock as of November 12, 2002: Common Stock, $.01 par value - 153,613,096


                               AMEREN CORPORATION

                                      INDEX
                                                                           Page
                                                                           ----
PART I.      Financial Information

   ITEM 1.   Financial Statements (Unaudited)
             Consolidated Balance Sheet at September 30, 2002 and
             December 31, 2001 . . . . . . . . . . . . . . . . . . . . . .   2
             Consolidated Statement of Income for the three and nine
             months ended September 30, 2002 and 2001  . . . . . . . . . .   3
             Consolidated Statement of Cash Flows for the nine months
             ended September 30, 2002 and 2001 . . . . . . . . . . . . . .   4
             Consolidated Statement of Common Stockholders' Equity for
             the three and nine months ended September 30, 2002 and 2001 .   5
             Notes to Consolidated Financial Statements  . . . . . . . . .   6

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .  17

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk  .  29

   ITEM 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . .  31

PART II.     Other Information

   ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  33

   ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .  33

   ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  34

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35


This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Safe Harbor Statement." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

PART I   FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
               (Unaudited, in millions, except per share amounts)
                                                      September 30, December 31,
                                                          2002        2001
                                                      -----------   ------------
ASSETS:
Property and plant, at original cost:
   Electric                                              $ 14,245    $ 13,664
   Gas                                                        551         532
   Other                                                      144         105
                                                         --------    --------
                                                           14,940      14,301
   Less accumulated depreciation and amortization           6,808       6,535
                                                         --------    --------
                                                            8,132       7,766
Construction work in progress:
   Nuclear fuel in process                                    124          97
   Other                                                      433         564
                                                         --------    --------
         Total property and plant, net                      8,689       8,427
                                                         --------    --------
Investments and other assets:
   Investments                                                 38          39
   Nuclear decommissioning trust fund                         162         187
   Other                                                      153         114
                                                         --------    --------
         Total investments and other assets                   353         340
                                                         --------    --------
Current assets:
   Cash and cash equivalents                                  629          67
   Accounts receivable - trade (less allowance
         for doubtful accounts of $8 and $9, respectively)    323         218
   Unbilled revenue                                           159         171
   Other accounts and notes receivable                         27          71
   Materials and supplies, at average cost -
      Fossil fuel                                             148         159
      Other                                                   132         136
   Other                                                       42          41
                                                         --------    --------
         Total current assets                               1,460         863
                                                         --------    --------
Regulatory assets:
   Deferred income taxes                                      552         604
   Other                                                      160         167
                                                         --------    --------
     Total regulatory assets                                  712         771
                                                         --------    --------
Total Assets                                             $ 11,214    $ 10,401
                                                         ========    ========
CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $.01 par value, 400.0 shares
     authorized - shares outstanding of 153.5
     and 138.0, respectively                             $      2    $      1
   Other paid-in capital, principally premium on
     common stock                                           2,180       1,614
   Retained earnings                                        1,868       1,733
   Accumulated other comprehensive income                       7           5
   Other                                                      (10)         (4)
                                                         --------    --------
      Total common stockholders' equity                     4,047       3,349
                                                         --------    --------
   Preferred stock not subject to mandatory redemption        194         235
   Long-term debt                                           3,484       2,835
                                                         --------    --------
         Total capitalization                               7,725       6,419
                                                         --------    --------
Minority interest in consolidated subsidiaries                 14           4
Current liabilities:
   Current maturities of long-term debt                       255         139
   Short-term debt                                              6         641
   Accounts and wages payable                                 175         392
   Accumulated deferred income taxes                            5          58
   Taxes accrued                                              346         132
   Other                                                      243         219
                                                         --------    --------
         Total current liabilities                          1,030       1,581
                                                         --------    --------
Accumulated deferred income taxes                           1,602       1,563
Accumulated deferred investment tax credits                   152         158
Regulatory liabilities                                        153         172
Other deferred credits and liabilities                        538         504
                                                         --------    --------
Total Capital and Liabilities                            $ 11,214    $ 10,401
                                                         ========    ========
See Notes to Consolidated Financial Statements.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in millions, except per share amounts)

                                                          Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                          ------------------     -------------------
                                                             2002       2001       2002       2001
OPERATING REVENUES:                                        -------    -------    -------    -------
   Electric                                                $ 1,201    $ 1,380    $ 3,132    $ 3,241
   Gas                                                          30         40        202        255
   Other                                                         1          2          4          7
                                                           -------    -------    -------    -------
      Total operating revenues                               1,232      1,422      3,338      3,503
                                                           -------    -------    -------    -------

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                 314        484        975      1,153
      Gas                                                       17         21        129        172
      Other                                                    197        173        567        518
                                                           -------    -------    -------    -------
                                                               528        678      1,671      1,843
   Maintenance                                                  81         78        268        296
   Depreciation and amortization                               108        104        321        303
   Income taxes                                                144        176        265        286
   Other taxes                                                  74         75        211        203
                                                           -------    -------    -------    -------
      Total operating expenses                                 935      1,111      2,736      2,931
                                                           -------    -------    -------    -------

OPERATING INCOME                                               297        311        602        572

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction           1          4          3          8
   Miscellaneous, net -
     Miscellaneous income                                        5         10         13         14
     Miscellaneous expense                                      (3)        (3)       (46)       (11)
     Income taxes                                               (1)        (4)         9         (4)
                                                           -------    -------    -------    -------
      Total other income and (deductions)                        2          7        (21)         7
                                                           -------    -------    -------    -------


INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest                                                     57         51        162        149
   Allowance for borrowed funds used during construction        (1)        (3)        (4)        (6)
   Preferred dividends of subsidiaries                           3          3          9          9
                                                           -------    -------    -------    -------
      Net interest charges and preferred dividends              59         51        167        152
                                                           -------    -------    -------    -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                     240        267        414        427

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                             -          -          -         (7)
                                                           -------    -------    -------    -------

NET INCOME                                                 $   240    $   267    $   414    $   420
                                                           =======    =======    =======    =======

EARNINGS PER COMMON SHARE - BASIC:
    Income before cumulative effect of change
         in accounting principle                           $  1.64    $  1.94    $  2.88    $  3.11
    Cumulative effect of change in accounting
         principle, net of income taxes                        -          -          -        (0.05)
                                                           -------    -------    -------    -------
    Net income                                             $  1.64    $  1.94    $  2.88    $  3.06
                                                           =======    =======    =======    =======

EARNINGS PER COMMON SHARE -  ASSUMING DILUTION:
    Income before cumulative effect of change
         in accounting principle                           $  1.63    $  1.94    $  2.87    $  3.11
    Cumulative effect of change in accounting
         principle, net of income taxes                        -          -          -        (0.05)
                                                           -------    -------    -------    -------
    Net income                                             $  1.63    $  1.94    $  2.87    $  3.06
                                                           =======    =======    =======    =======

AVERAGE COMMON SHARES OUTSTANDING                            146.7      137.2      143.6      137.2

See Notes to Consolidated Financial Statements.

                           AMEREN CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited, in millions)

                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                                2002     2001
                                                               -----    -----
Cash Flows From Operating:
   Net income                                                  $ 414    $ 420
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle       -        7
         Depreciation and amortization                           321      303
         Amortization of nuclear fuel                             25       21
         Amortization of debt issuance costs and premium/
         discounts                                                 6        4
         Allowance for funds used during construction             (7)     (14)
         Deferred income taxes, net                               11       14
         Deferred investment tax credits, net                     (6)      (4)
         Other                                                     5      (11)
         Changes in assets and liabilities:
               Receivables, net                                  (49)     (28)
               Materials and supplies                             15      (50)
               Accounts and wages payable                       (217)    (176)
               Taxes accrued                                     214      265
               Assets, other                                     (16)       5
               Liabilities, other                                 17      (33)
                                                               -----    -----
Net cash provided by operating activities                        733      723
                                                               -----    -----
Cash Flows From Investing:
   Construction expenditures                                    (565)    (812)
   Allowance for funds used during construction                    7       14
   Nuclear fuel expenditures                                     (25)     (15)
   Other                                                           1        -
                                                               -----    -----
Net cash used in investing activities                           (582)    (813)
                                                               -----    -----

Cash Flows From Financing:
   Dividends on common stock                                    (279)    (261)
   Capital issuance costs                                        (35)       -
   Redemptions:
      Nuclear fuel lease                                           -      (64)
      Short-term debt                                           (635)       -
      Long-term debt                                            (158)     (30)
      Preferred stock                                            (41)       -
   Issuances:
      Common stock                                               635       12
      Nuclear fuel lease                                          31        3
      Short-term debt                                              -      255
      Long-term debt                                             893      161
                                                               -----    -----
Net cash provided by financing activities                        411       76
                                                               -----    -----

Net change in cash and cash equivalents                          562      (14)
Cash and cash equivalents at beginning of year                    67      126
                                                               -----    -----
Cash and cash equivalents at end of period                     $ 629    $ 112
                                                               =====    =====

Cash paid during the periods:
   Interest                                                    $ 142    $ 123
   Income taxes, net                                             111       78

See Notes to Consolidated Financial Statements.

                          AMEREN CORPORATION
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                       (Unaudited, in millions)



                                                                     Three Months Ended     Nine Months Ended
                                                                       September 30,           September 30,
                                                                     -------------------    -----------------
                                                                        2002       2001      2002     2001
                                                                      -------    ------     ------   -------
Common stock
Beginning balance                                                     $     1    $    1     $    1   $     1
   Shares issued                                                            1         -          1         -
                                                                      -------    ------     ------   -------
                                                                            2         1          2         1
                                                                      -------    ------     ------   -------
Other paid-in capital
   Beginning balance                                                    1,826      1,581     1,614     1,581
   Shares issued (less issuance costs of $11, $ -, $20, and $ -,
   respectively)                                                          354         12       614        12
   Contracted stock purchase payment obligations                            -          -       (46)        -
   Employee stock awards                                                    -          -        (2)        -
                                                                      -------    -------    ------   -------
                                                                        2,180      1,593     2,180     1,593
                                                                      -------    -------    ------   -------

Retained earnings
   Beginning balance                                                    1,725      1,593      1,733    1,614
   Net income                                                             240        267        414      420
   Dividends                                                              (97)       (87)      (279)    (261)
                                                                      -------    -------    -------  -------
                                                                        1,868      1,773      1,868    1,773
                                                                      -------    -------    -------  -------

Accumulated other comprehensive income
   Beginning balance                                                        3         (6)         5        -
   Change in current period (see below)                                     4          1          2       (5)
                                                                      -------    -------    -------  -------
                                                                            7         (5)         7       (5)
                                                                      -------    -------    -------  -------

Other
   Beginning balance                                                      (10)        (5)        (4)       -
   Restricted stock compensation awards                                     -          -         (7)      (5)
   Compensation amortized and mark-to-market adjustments                    -          -          1        -
                                                                      -------    -------    -------  -------
                                                                          (10)        (5)       (10)      (5)
                                                                      -------    -------    -------  -------

Total common stockholders' equity                                     $ 4,047    $ 3,357    $ 4,047  $ 3,357
                                                                      =======    =======    =======  =======


Comprehensive income, net of taxes
   Net income                                                         $   240    $   267    $   414  $   420
   Unrealized net gain/(loss) on derivative hedging instruments
        (net of income taxes of $3, $-, $4 and $(2), respectively)          3          -          4       (3)
   Reclassification adjustments for gains/(losses) included
        in net income (net of income taxes of $ -, $2, $(2) and $7,
        respectively)                                                       1          1         (2)       9
   Cumulative effect of accounting change, net of income taxes of
        $(7)                                                                -          -          -      (11)
                                                                      -------    -------    -------  -------
           Total comprehensive income, net of taxes                   $   244    $   268    $   416  $   415
                                                                      =======    =======    =======  =======

------------------------------------------------------------------------------------------------------------

Common stock shares at beginning of period                              144.8      137.2      138.0    137.2
   Shares issued for financing purposes                                   8.0          -       13.8        -
   Shares issued for dividend reinvestment and stock purchase plan
   and 401K plans                                                         0.7          -        1.7        -
                                                                      -------    -------    -------  -------
Common stock shares at end of period                                    153.5      137.2      153.5    137.2
                                                                      =======    =======    =======  =======


See Notes to Consolidated Financial Statements.

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002


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

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All tabular dollar amounts are in millions, unless otherwise indicated.

Earnings Per Share

     The calculation of earnings per share resulted in dilution of $.01 for the quarter and nine months ended September 30, 2002. There was no dilution in the prior year periods. The reconciling item in each of the periods was assumed stock option conversions, which increased the number of shares outstanding in the diluted earnings per share calculation by 340,210 shares for the three months ended September 30, 2002 (2001 - 296,137) and 345,650 shares for the nine months ended September 30, 2002 (2001 - 339,714).

Accounting Changes and Other Matters

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

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. SFAS No. 141 and SFAS No. 142 will be utilized for our acquisition of CILCORP Inc. and AES Medina Valley (No. 4), L.L.C. See Note 7 - "CILCORP Acquisition."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for Ameren on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption. However, as a result of this new standard, we expect significant increases to our reported assets and liabilities, including those resulting from obligations associated with our Callaway nuclear plant's decommissioning costs and associated cost recovery at our regulated subsidiary, Union Electric Company, operating as AmerenUE.

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting
for  discontinued   operations,   previously
accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During the third quarter ended September 30, 2002, we adopted the provisions of EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to the third quarter of 2002, our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues and in Operating Expenses - Operations. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract. We now report all contracts within our power risk management program that have been purchased in anticipation of future price changes on a net basis as a component of revenues in the income statement. We have also applied this guidance to all prior periods which had no impact on previously reported earnings or stockholders' equity. The following table summarizes the impact of applying EITF Issue 02-3 on operating revenues for the three and nine month periods ended September 30, 2002:

--------------------------------------------------------------------------------
                                               Three Months       Nine Months
--------------------------------------------------------------------------------
                                              2002      2001     2002     2001
                                              ----      ----     ----     ----
Previously reported gross operating
    revenues                                $1,355    $1,432    $3,581   $3,513
Costs reclassified                             123        10       243       10
--------------------------------------------------------------------------------
Net operating revenues reported             $1,232    $1,422    $3,338   $3,503
--------------------------------------------------------------------------------

     In October 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The effective date for the full rescission of Issue 98-10 will be for fiscal periods beginning after December 15, 2002. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of Issue 98-10) should be shown net in the income statement, whether or not physically settled. This consensus would apply to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The FASB staff indicated that it would attempt to address, through the October EITF meeting minutes process, the effective date and transition provisions relating to this consensus. The rescission of EITF 98-10 and the related transition guidance could result in additional netting of certain energy contracts beyond the netting required by EITF 02-3 discussed above and have the effect of lowering our reported revenues and costs with no impact on earnings. We are evaluating the impact of this consensus on our financial statements.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $106 million for the three months ended September 30, 2002 (2001 - $300 million) and $477 million for the nine months ended September 30, 2002 (2001 - $691 million).

Purchased Power

     Purchased power included in Operating Expenses - Operations - Fuel and Purchased Power was $85 million for the three months ended September 30, 2002 (2001 - $295 million) and $420 million for the nine months ended September 30, 2002 (2001 - $670 million).

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three and nine months ended September 30, 2002 were $38 million (2001- $36 million) and $94 million (2001 - $89 million), respectively. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable.

Employee Benefit Plans

     We made cash contributions totaling $15 million to our defined benefit retirement plans during the third quarter of 2002 and we expect to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, we expect to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to OCI in stockholders' equity. The amount of the charge is expected to result in a less than one percent change in debt to total capitalization ratios.


NOTE 2 - Rate and Regulatory Matters

Missouri Electric

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After AmerenUE's experimental alternative regulation plan for its Missouri retail electric customers expired, the Missouri Public Service Commission (MoPSC) Staff filed an excess earnings complaint against AmerenUE with the MoPSC in July 2001. In March 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in AmerenUE's depreciation rates and other cost of service adjustments. In May 2002, AmerenUE filed testimony supporting a rate increase of at least $150 million and proposed a new alternative regulation plan that included a rate decrease.

     On July 16, 2002, AmerenUE, the MoPSC Staff and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004,
o a rate moratorium providing for no requests for changes in AmerenUE's electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions,
o a commitment to contribute as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in

     AmerenUE's service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006,
o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer at net book value to AmerenUE of approximately 400 to 500 megawatts of generation assets from our non-regulated generation subsidiary, AmerenEnergy Generating Company (Generating Company), which is subject to receipt of necessary regulatory approvals and is expected to be completed in the second quarter of 2003. The amount of energy infrastructure investment through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period,
o an annual reduction in AmerenUE's depreciation rates by $20 million, retroactive to April 1, 2002, based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
o a one-time credit of $40 million, which was accrued during the plan period. The entire amount was paid to AmerenUE's Missouri retail electric customers in the third quarter of 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million, or 22 cents per share. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes, or 18 cents per share), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes, or 10 cents per share), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes, or 6 cents per share). Net earnings were reduced due to the stipulation and agreement by $11 million, or 7 cents per share, in the quarter ended September 30, 2002 and by $20 million, or 14 cents per share, in the quarter ended June 30, 2002.

     In order to satisfy AmerenUE's regulatory load requirements for 2001, AmerenUE purchased, under a one year contract (the 2001 Marketing Company - AmerenUE agreement), 450 megawatts of capacity and energy from another of our subsidiaries, AmerenEnergy Marketing Company (Marketing Company). This agreement was entered into through a competitive bidding process and reflected market-based rates. For 2002, AmerenUE similarly entered into a one year contract (the 2002 Marketing Company - AmerenUE agreement) with Marketing Company for the purchase of 200 megawatts of capacity and energy. For the four summer months of 2002, AmerenUE also entered into contracts with two other power suppliers for an aggregate 200 megawatts of additional capacity and energy.

     In May 2001, the MoPSC filed a complaint with the Securities and Exchange Commission (SEC) relating to the 2001 Marketing Company - AmerenUE agreement. The complaint requested an investigation into the contractual relationship between AmerenUE, Marketing Company and Generating Company, in the context of the 2001 Marketing Company - AmerenUE agreement and requested that the SEC find that such relationship violates Section 32(k) of the Public Utility Holding Company Act of 1935 (PUHCA), which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like Generating Company. We have asserted that the MoPSC's approval of the power sales agreement under PUHCA is not required because Generating Company is not a party to the agreement. In its SEC complaint, the MoPSC proposes that the SEC require AmerenUE to contract directly with Generating Company and submit such contract to the MoPSC for review. On May 9, 2002, the MoPSC filed a similar complaint with the SEC relating to the 2002 Marketing Company - AmerenUE agreement. While the SEC is still investigating these matters, the MoPSC and AmerenUE have tentatively reached agreement for resolving these disputes. The tentative agreement requires AmerenUE to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in
Section 32(k) of PUHCA. However, this commitment does not prevent AmerenUE from completing the purchases contemplated by the 2001 and 2002 Marketing Company - AmerenUE agreement and making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of the tentative agreement, the MoPSC has agreed to terminate its SEC complaints.

     Also, with respect to the 2002 Marketing Company - AmerenUE agreement, on May 31, 2002, the Federal Energy Regulatory Commission (FERC) accepted the agreement, subject to refund, and scheduled the matter for a January 2003 hearing to assess the appropriateness of the rates charged. In October 2002, Marketing Company and the FERC Staff jointly reported to the FERC that they have negotiated a settlement in principle of the issues that had been set for hearing, and that they both expect that the settlement will be uncontested. Other than a slight modification to the procedures for establishing off-peak energy prices under the agreement, the settlement in principle will have no impact on the agreement's price, terms and conditions. The settlement in principle also establishes guidelines for AmerenUE to follow when conducting future requests for proposals for the purpose of pursuing long-term power purchases.

     Until the SEC and the FERC issue final orders in these proceedings, management is unable to predict their ultimate impact on our future financial position, results of operations or liquidity.

Illinois Electric

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers beginning on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The original Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect to seek to renew or extend a power supply agreement between our Illinois-based utility subsidiary, Central Illinois Public Service Company, operating as AmerenCIPS, and Marketing Company through the same period. A renewal or extension of the power supply agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

     In October 2002, AmerenUE and AmerenCIPS filed with the Illinois Commerce Commission (ICC) a proposal to suspend collection of transition charges associated with the Illinois Law for the period commencing June 2003 until at least June 2005. The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. The suspension of collection of transition charges is not expected to have a material impact on either AmerenUE or AmerenCIPS.

Federal - Electric Transmission

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, our subsidiaries, AmerenUE and AmerenCIPS, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. The Ameren companies had previously been members of the Midwest Independent System Operator (Midwest
ISO) and  recorded  a pretax  charge to  earnings  in 2000 of $25  million  ($15 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. On April 25, 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fee paid by the Ameren companies to leave the Midwest ISO, provided the Ameren companies return to the Midwest ISO and agree to pay their proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Since the April 2002 FERC order, Ameren made filings with the FERC indicating that Ameren would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by AmerenCIPS and AmerenUE, and subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the PJM Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of our participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict whether we will in fact become a member of GridAmerica or Midwest ISO, or the impact that on-going RTO developments will have on our financial condition, results of operation or liquidity.

     On July 31, 2002, the FERC issued its standard market design notice of proposed rulemaking (NOPR). The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. We are currently evaluating the NOPR and its possible impact on operations and expect to file comments on the NOPR with the FERC in November 2002. Until the FERC issues a final rule, management is unable to predict the ultimate impact on our future financial position, results of operations or liquidity.


NOTE 3 - Derivative Financial Instruments

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:

o an unrealized appreciation or depreciation in the value of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
o actual cash outlays for the purchase of these commodities, in certain circumstances, to differ from anticipated cash outlays.

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

     In addition, we may purchase additional power, again within risk management guidelines, in anticipation of power requirement and future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase, normal sale exception under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty. See Note 1 - "Summary of Significant Accounting Policies."

     As of September 30, 2002, we recorded the fair value of derivative financial instrument assets of $12 million in Other Assets and the fair value of derivative financial instrument liabilities of $7 million in Other Deferred Credits and Liabilities.

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

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately a $5 million loss for the three months and a $4 million loss for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the above related amounts were a $13 million gain in each period.

     As of September 30, 2002, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a net gain of approximately $1 million ($1 million, net of taxes).

     As of September 30, 2002, a gain of approximately $5 million ($3 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.

     We also held three call options for coal with two suppliers. These options to purchase coal expire October 2003, July 2004 and July 2005. As of September 30, 2002, the mark-to-market gain accumulated in OCI was $6 million ($3 million, net of taxes). The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal, heating oil and electricity. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric Revenues, while the net change in the market value of coal, heating oil and electricity options is recorded as Operating Expense - Operations - Fuel and Purchased Power in the income statement. The net change in the market values of sulfur dioxide, coal, heating oil, and electricity options was a gain of $1 million ($1 million, net of taxes) for the three months ended September 30, 2002 and a gain of $4 million ($3 million, net of taxes) for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the above related items were a loss of $6 million ($4 million, net of taxes) in each period.


NOTE 4 - Debt and Equity Financings

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points. At September 30, 2002, the effective interest rate for these notes was 2.248%.

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

     In June 2002, Generating Company issued $275 million of 7.95% Senior Notes due June 1, 2032. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. Generating Company received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings incurred to finance previous generating capacity additions and for general corporate purposes.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper programs. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's $300 million revolving credit facility. At September 30, 2002, all of such borrowing capacity under these new facilities was available.

     In August 2002, AmerenUE issued $173 million of 5.25% Senior Secured Notes due September 1, 2012. Interest is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2003. Net proceeds were $172 million, after debt discount and underwriters' fees. These senior secured notes are secured by a related series of AmerenUE's first mortgage bonds until the release date as described in the senior secured note indenture. Proceeds were used to redeem, in September 2002, AmerenUE's $125 million principal amount 8.75% first mortgage bonds due December 1, 2021 at a 4.38% premium and AmerenUE's $41 million $1.735 series preferred stock at par.

     In September 2002, Ameren Corporation issued $338 million of common stock (8,050,000 shares at $42.00 per share, including 1,050,000 shares pursuant to the exercise of an option granted to the underwriters). Net proceeds were $327 million after underwriters' fees. We anticipate using the net proceeds from this offering to fund part of the cash portion of the purchase price for our acquisition of CILCORP Inc. (see Note 7 - "CILCORP Acquisition") and for general corporate purposes. Pending such uses, we are investing the net proceeds in short-term instruments.

     Amortization of debt issuance costs and premium/discount for the three and nine months ending September 30, 2002 of $2 million (2001 - $1 million) and $6 million (2001 - $4 million) were included in interest expense in the income statement.


NOTE 5 - Miscellaneous, Net

     Miscellaneous, net for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

--------------------------------------------------------------------------------
                                                  Three Months     Nine Months
--------------------------------------------------------------------------------
                                                 2002      2001    2002    2001
                                                 ----      ----    ----    ----
Miscellaneous income:
   Interest and dividend income                  $ 4       $ -     $ 6     $ 1
   Gain on disposition of property                 -         1       3       2
   Other                                           1         9       4      11
--------------------------------------------------------------------------------
Total miscellaneous income                       $ 5       $10     $13     $14
--------------------------------------------------------------------------------

Miscellaneous expense:
   Minority interest in subsidiary              $ (2)     $(1)    $(13)    $(3)
   Loss on disposition of property                 -        -        -      (2)
   Donations - rate settlement                     -        -      (26)     (1)
   Other                                          (1)      (2)      (7)     (5)
--------------------------------------------------------------------------------
Total miscellaneous expense                     $ (3)     $(3)    $(46)   $(11)
--------------------------------------------------------------------------------


NOTE 6 - Segment Information

     Segment information for the three and nine months ended September 30, 2002 and 2001 was as follows:

--------------------------------------------------------------------------------
                                             Utility         Intercompany
                                           Operations  Other   Revenues    Total
--------------------------------------------------------------------------------

     Three months ended September 30, 2002:
Revenues                                      $1,368   $87     $(223)   $1,232
Net income                                       238     2         -       240
--------------------------------------------------------------------------------

     Three months ended September 30, 2001:

Revenues                                      $1,619   $60     $(257)   $1,422
Net income                                       267     -         -       267
--------------------------------------------------------------------------------




     Nine months ended September 30, 2002:

Revenues                                      $3,663   $262    $(587)   $3,338
Net income                                       397     17        -       414
--------------------------------------------------------------------------------

     Nine months ended September 30, 2001:

Revenues                                      $3,952   $193    $(642)   $3,503
Net income                                       419      1        -       420
--------------------------------------------------------------------------------

     Ameren Services Company, which provides shared support services to us and our subsidiaries, allocates administrative support services to each segment based on various factors, such as headcount, number of customers, and total assets.


NOTE 7 - CILCORP Acquisition


     On April 28, 2002,  we entered into an agreement  with The AES  Corporation
(AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. We expect to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the ICC, the FERC, the SEC under PUHCA, and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. We do not expect that this extension will impact the anticipated transaction closing date. In October 2002, we resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue, we have agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

NOTE 8 - Subsequent Event

     On November 4, 2002, we announced a voluntary retirement program that is being offered to approximately 1,000 of our 7,400 employees. In addition, we announced limits on our contributions and and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees. While we expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the voluntary retirement program. That charge could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. In addition to the voluntary retirement program, we may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, the company will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Ameren Corporation is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Our principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Our primary subsidiaries are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates our non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company, which provides shared support services to us and our subsidiaries.

     You should read the following discussion and analysis in conjunction with:

o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The audited financial statements and related notes that are incorporated by reference from our Annual Report to Stockholders in our Annual Report on Form 10-K for the year ended December 31, 2001.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from our Annual Report to Stockholders in our Annual Report on Form 10-K for the year ended December 31, 2001.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. With approximately 85% of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel recovery mechanisms in Missouri and Illinois for our electric utility businesses, but do have gas cost recovery mechanisms in each state for our gas utility businesses. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income decreased $27 million to $240 million, or $1.64 per share ($1.63 per share diluted), in the third quarter of 2002 from $267 million, or $1.94 per share, in the third quarter of 2001. Earnings for the nine months ended September 30, 2002 totaled $414 million, or $2.88 per share ($2.87 per share diluted), compared to the year-ago earnings of $420 million, or $3.06 per share. The decrease in both periods in 2002 was primarily due to the impact of the settlement of our Missouri electric rate case (third quarter - 7 cents per share; year to date - 21 cents per share), increased costs of employee benefits (third quarter - 4 cents per share; year to date - 11 cents per share), higher depreciation, and a decline in industrial sales due to the continued soft economy. Increased average shares outstanding (third quarter - 9.5 million shares; year to date - 6.4 million shares) and financing costs reduced earnings per share in 2002 by approximately 14 cents in the third quarter and 20 cents year to date. The nine-month period comparison was also affected by a reduction of the accrual in 2001 for expected customer sharing credits under the Missouri electric experimental alternative regulation plan that expired in June 2001 (see
Note  2  -  "Rate  and  Regulatory   Matters"  to  our  consolidated   financial
statements).

     The decreases in both periods were partially offset by favorable weather conditions (third quarter - 11 cents per share; year to date - 14 cents per share). The nine-month period in 2002 was also favorably affected by increased sales of emission credits, including such sales by EEI (12 cents per share) and the lack of a Callaway nuclear plant refueling outage to date in 2002 (14 cents per share). In January 2001, we recorded a charge of $7 million, or five cents per share, due to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     As a holding company, our net income and cash flows are primarily generated by our principal operating subsidiaries, AmerenUE, AmerenCIPS and AmerenEnergy Generating Company. These subsidiaries also file quarterly and annual reports with the Securities and Exchange Commission. The contribution by our principal operating subsidiaries to net income for the three and nine months ended September 30, 2002 was as follows:

--------------------------------------------------------------------------------
                                              Three Months     Nine Months
--------------------------------------------------------------------------------
                                               2002    2001    2002    2001
                                               ----    ----    ----    ----
Primarily rate-regulated operations
      AmerenUE (a)                             $204    $201    $358    $317
      AmerenCIPS                                 23      24      31      43
--------------------------------------------------------------------------------
                                               $227    $225    $389    $360
--------------------------------------------------------------------------------

Primarily non rate-regulated operations
      AmerenEnergy Generating (a)(b)             15      43      31      68

Other                                            (2)     (1)     (6)     (8)

--------------------------------------------------------------------------------
Ameren net income                              $240    $267    $414    $420
--------------------------------------------------------------------------------

(a) includes earnings from interchange sales by AmerenEnergy.
(b) includes earnings from contract to supply power to AmerenCIPS customers.


Recent Developments

2003 Outlook and Voluntary Retirement Plan

     See "Liquidity and Capital Resources - Outlook" for a discussion of expected challenges to net income in 2003 and beyond, along with a voluntary retirement plan that was offered to approximately 1,000 employees in early November 2002 and is expected to result in a fourth quarter 2002 after-tax charge of between $30 million and $50 million.

Missouri Electric Rate Case

     From July 1, 1995 through June 30, 2001, our subsidiary, AmerenUE, operated under experimental alternative regulation plans in Missouri that provided for the sharing of earnings with customers if our regulatory return on equity exceeded defined threshold levels. After AmerenUE's experimental alternative regulation plan for its Missouri retail electric customers expired, the Missouri Public Service Commission (MoPSC) Staff filed an excess earnings complaint against AmerenUE with the MoPSC in July 2001. In March 2002, the MoPSC Staff filed a recommendation that AmerenUE reduce its annual Missouri electric revenues by $246 million to $285 million. The MoPSC Staff's recommendation was based on a return to traditional cost of service ratemaking, a lowered return on equity, a reduction in AmerenUE's depreciation rates and other cost of service adjustments. In May 2002, AmerenUE filed testimony supporting a rate increase of at least $150 million and proposed a new alternative regulation plan that included a rate decrease.

     On July 16, 2002, AmerenUE, the MoPSC Staff and all of the other parties to the proceeding submitted to the MoPSC a stipulation and agreement resolving this case. On July 25, 2002, the MoPSC approved the stipulation and agreement, and on August 4, 2002, it became effective. The stipulation and agreement includes the following principal features:

o the phase-in of $110 million of electric rate reductions through April 2004, $50 million of which was retroactively effective as of April 1, 2002, $30 million of which will become effective on April 1, 2003, and $30 million of which will become effective on April 1, 2004,
o a rate moratorium providing for no requests for changes in AmerenUE's electric rates as established by the stipulation and agreement before January 1, 2006 and no resulting changes in rates before June 30, 2006, subject to certain statutory and other exceptions,
o a commitment to contribute as early as September 2002, $14 million to programs for low income energy assistance and weatherization, promotion of energy efficiency and economic development in AmerenUE's service territory, with additional payments of $3 million made annually on June 30, 2003 through June 30, 2006,
o a commitment to make $2.25 billion to $2.75 billion in critical energy infrastructure investments from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer at net book value to AmerenUE of approximately 400 to 500 megawatts of generation assets from our non-regulated generation subsidiary, Generating Company, which is subject to receipt of necessary regulatory approvals and is expected to be completed in the second quarter of 2003. The amount of energy infrastructure investment through June 2006 described in the stipulation and agreement is consistent with our previously-disclosed estimate of the construction expenditures we expect to make over the same time period,
o an annual reduction in AmerenUE's depreciation rates by $20 million, retroactive to April 1, 2002 based on an updated analysis of asset values, service lives and accumulated depreciation levels, and
o a one-time credit of $40 million, which was accrued during the plan period. The entire amount was paid to AmerenUE's Missouri retail electric customers in the third quarter of 2002 for settlement of the final sharing period under the alternative regulation plan that expired June 30, 2001.

     In total, the stipulation and agreement is estimated to reduce 2002 net earnings by $32 million, or 22 cents per share. Net earnings are expected to be reduced in 2002 due to the rate reduction ($26 million, net of taxes, or 18 cents per share), the expensing in the quarter ended June 30, 2002 of the entire obligation to fund certain programs ($15 million, net of taxes, or 10 cents per share), offset, in part, by the reduction in depreciation expense ($9 million, net of taxes, 6 cents per share). Net earnings were reduced due to the stipulation and agreement by $11 million, or 7 cents per share, in the quarter ended September 30, 2002 and by $20 million, or 14 cents per share, in the quarter ended June 30, 2002.

CILCORP Acquisition

     On April 28, 2002,  we entered into an agreement  with The AES  Corporation
(AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. We also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. We expect to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission
(FERC), the Securities and Exchange Commission (SEC) under PUHCA, and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. We do not expect that this extension will impact the anticipated transaction closing date. In October 2002, we resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue we have agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO' service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated it expects the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated it envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is "A+" at Standard & Poor's and its issuer rating is "A2" at Moody's. In July 2002, AmerenUE settled its electric earnings complaint case. Neither Standard & Poor's nor Moody's has changed the assignment of negative or positive watch, review for possible downgrade or negative outlook to any of their ratings nor have the ratings themselves changed. Subsequent to the settlement of the Missouri electric earnings complaint case, Fitch Ratings reduced AmerenUE's ratings by one notch (from "AA" to "AA-" in the case of its first mortgage bonds) and changed the outlook assigned to AmerenUE's ratings from negative to stable. Any adverse change in the Ameren companies' ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) variations for the three and nine months ended September 30, 2002 from the comparable periods in 2001:

--------------------------------------------------------------------------------
                                           Three Months         Nine Months
--------------------------------------------------------------------------------
Operating Revenues:
   Effect of abnormal weather (estimate)     $  47               $  58
   Growth and other (estimate)                 (34)                 16
   Rate reductions                             (23)                (36)
   Credit to customers                           -                 (10)
   Interchange revenues                       (194)               (214)
   EEI                                          25                  77
--------------------------------------------------------------------------------
                                              (179)               (109)
--------------------------------------------------------------------------------
Fuel and Purchased Power:
   Fuel:
     Generation                                (15)                (37)
     Price                                       3                  11
     Generation efficiencies and other          (2)                 (2)
   Purchased power                             210                 250
   EEI                                         (26)                (44)
--------------------------------------------------------------------------------
                                               170                 178
--------------------------------------------------------------------------------
Change in electric margin                    $  (9)              $  69
--------------------------------------------------------------------------------

     Electric margin decreased $9 million for the three months ended September 30, 2002, but increased $69 million for the nine months ended September 30, 2002 compared to the same year-ago periods. Increases in margin for the nine-month period were primarily attributable to more favorable weather conditions, increased sales of emission credits, lack of a Callaway nuclear plant refueling outage to date in 2002, and lower fuel costs. Our region also experienced favorable weather conditions during the third quarter of 2002. Weather-sensitive residential electric kilowatt-hour sales in 2002 increased by 9% in the third quarter and 5% for the year to date, and commercial electric kilowatt-hour sales increased by 4% in the quarter and 2% for the year to date. Industrial sales were 3% lower in the third quarter and 6% lower in the first nine months of 2002 as compared to 2001 due primarily to the impact of the soft economy. The third quarter of 2001 benefited from emission sales of $9 million and a FAS 133 gain of $3 million (2002 - loss of $4 million). Revenues were reduced by $23 million for the three months and $36 million for the nine months ended September 30, 2002 due to the settlement of the Missouri electric rate case. Revenues in 2001 were increased by $10 million in the first nine months due to a reduction in the accrual for expected customer sharing credits under the Missouri experimental alternative regulation plan that expired in June 2001. Contribution to electric margin from EEI increased in the nine-month period of 2002 principally due to EEI's sale of $38 million in emission credits. Interchange revenues decreased due to lower energy prices and less low-cost generation available for sale, resulting primarily from increased demand for generation from native load customers. Purchased power was reduced in the first nine months of 2002 due to lower interchange sales and the lack of a Callaway refueling, partially offset by unscheduled coal plant outages. Another refueling outage at Callaway began in mid-October which is expected to last 35 days and is estimated to reduce fourth quarter 2002 earnings by 9 cents per share.

     During the third quarter ended September 30, 2002, we adopted the provision of Emerging Issues Task Force (EITF) Issue 02-3, "Accounting for Contracts
Involved in Energy Trading and Risk Management Activities," that requires certain energy contracts to be shown on a net basis in the income statement (see
Note 1 - "Summary of Significant Accounting Policies" to our consolidated financial statements).

Gas Operations

     Our gas margins decreased $6 million in the third quarter of 2002 as compared to the same period in 2001 with revenues decreasing by $10 million and costs decreasing by $4 million. The prior year third quarter included the benefit of the recovery of gas costs from our customers under a purchased gas adjustment clause. Warmer winter weather early in 2002 resulted in margins for the first nine months of 2002 being $10 million below the year-ago period. Gas revenues decreased $53 million, and gas costs decreased $43 million in the first nine months of 2002 as compared to the year-ago period primarily due to lower natural gas prices and the warmer winter.

Other Operating Expenses

     Operating Expenses - Operations - Other increased $24 million in the third quarter and $49 million in the first nine months of 2002 compared to the prior year periods, primarily due to higher employee benefit costs related to the investment performance of pension plan assets and increasing healthcare costs. See "Liquidity and Capital Resources - Outlook" and Item 3. "Equity Price Risk" below for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Maintenance expenses increased $3 million in the third quarter of 2002, but decreased $28 million in the first nine months of 2002, compared to the prior year periods. The decrease for the nine months ended September 30, 2002 was primarily due to the lack of a Callaway refueling outage in the first nine months of 2002.

     Depreciation and amortization expenses increased $4 million in the third quarter of 2002 and $18 million in the first nine months of 2002, compared to the year-ago periods. This net increase was primarily due to our investment in coal power plants and combustion turbine electric generating plants. The increase in 2002 was partially offset by a reduction of depreciation rates based on an updated analysis of asset values, service lives and accumulated depreciation levels and agreed to in the stipulation and agreement associated with the Missouri electric rate case (third quarter - $5 million; year to date - $10 million).

     Income tax expense decreased $35 million in the third quarter of 2002 and $34 million in the first nine months of 2002, compared to the year-ago periods, primarily due to lower pretax income. Income taxes related to our non-regulated operations are recorded in Other Income and Deductions.

     Other taxes expense decreased $1 million in the third quarter of 2002, but increased $8 million in the first nine months of 2002, compared to the year-ago periods. The increase for the nine months was primarily due to higher gross receipts taxes resulting from increased electric sales in 2002 and adjustments related to revised property tax assessments in the prior year.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $8 million in the third quarter of 2002 and $41 million in the first nine months of 2002, compared to the same periods last year. The decrease for the nine-month period was primarily due to the commitment to fund certain programs as part of the settlement of the Missouri electric rate case ($26 million), and an increase in the minority interest principally related to EEI's sale of emission credits ($10 million). See Note 5 - "Miscellaneous, net" to our consolidated financial statements.

Interest

     Interest expense increased $6 million in the third quarter of 2002 and $13 million in the first nine months of 2002, compared to the year-ago periods, primarily due to our issuance of $345 million of adjustable conversion rate equity security units in March 2002 and Generating Company's issuance of $275 million of 7.95% notes in June 2002. A significant amount of the proceeds from these offerings was used to repay lower cost short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities increased $10 million to $733 million for the nine months ended September 30, 2002, compared to the year-ago period. Cash provided from operations increased primarily as a result of favorable weather and a net decrease in materials and supplies primarily associated with decreased coal inventories and gas storage. Materials and supplies were higher than normal at December 31, 2001, due to the warm winter and anticipation of a potential coal supply disruption that ultimately did not occur. These increases were partially offset by payments of customer sharing credits under AmerenUE's now-expired electric alternative regulation plan, lower rates associated with our Missouri rate case settlement, and timing of payments on accounts payable and accrued taxes.

     The tariff-based gross margins of our utility operating companies continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. Ameren is authorized by the SEC under PUHCA to have up to an aggregate $2.8 billion of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At September 30, 2002, Ameren had bank credit agreements, expiring at various dates during 2002 and 2003, which supported commercial paper programs totaling $830 million, of which $400 million was for the use by us and any of our wholly-owned subsidiaries, and the remaining $430 million was for use by our regulated subsidiaries. At September 30, 2002, all $830 million of such borrowing capacity was available. At September 30, 2002, we also had committed bank lines of credit aggregating $71 million not supporting commercial paper programs, all of which were unused and available at such date for use by us and any of our wholly-owned subsidiaries. There were no borrowings under these agreements as of September 30, 2002.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper programs, all of which was available as of September 30, 2002. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's $300 million revolving credit facility that was in place as of June 30, 2002. Ameren Corporation has a $200 million revolving credit facility which will mature in December 2002. We expect to replace these various bank credit agreements prior to their maturity. These bank facilities make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options.

     AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At September 30, 2002, the maximum amount that could be financed under the agreement was $120 million. At September 30, 2002, $94 million was financed under the lease.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At September 30, 2002, Ameren and its subsidiaries were in compliance with these provisions.

     At September 30, 2002, neither Ameren, nor any of its subsidiaries, had any off-balance sheet financing arrangements.

     We made cash contributions totaling $15 million to our defined benefit retirement plans during the third quarter of 2002 and we expect to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, we expect to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to Accumulated Other Comprehensive Income (OCI) in stockholders' equity. The amount of the charge is expected to result in a less than one percent change in debt to total capitalization ratios.

Investing

     Our net cash used in investing activities was $582 million in the first nine months of 2002 compared to $813 million in the first nine months of 2001. In the first nine months of 2002, construction expenditures were $419 million (2001 - $468 million) in our regulated operations, primarily related to various upgrades at our coal power plants and further construction of combustion turbine generating units, and $146 million (2001 - $344 million) in our non-regulated operations, primarily related to the construction of combustion turbine generating units. In the first nine months of 2002, we placed into service 240 megawatts of combustion turbine electric generation capacity in our regulated operations and 351 megawatts in our non-regulated operations. Regulated capital expenditures are expected to approximate $170 million and non-regulated capital expenditures are expected to approximate $40 million in the fourth quarter of 2002.

     As a part of the settlement of the Missouri electric earnings complaint case (see Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements), AmerenUE committed to making $2.25 billion to $2.75 billion in infrastructure investments from January 1, 2002 through June 30, 2006. These investments include, among other things, the addition of more than 700 megawatts of new generation capacity and the replacement of steam generators at AmerenUE's Callaway nuclear power plant. The 700 megawatts of new generation includes 240 megawatts already added this year, as well as the proposed transfer of approximately 400 to 500 megawatts of generation assets to AmerenUE from Generating Company. The transfer, which is subject to necessary regulatory approvals, is expected to be completed in the second quarter of 2003.

     Ameren completed construction of one combustion turbine generating unit at Elgin, Illinois during the third quarter of 2002 and two additional units in October 2002. The total installed cost of these three units was approximately $156 million representing 351 megawatts of capacity. Ameren expects to complete construction of an additional unit at Elgin by the end of 2002, which is planned to provide 117 megawatts of additional capacity at a cost of approximately $50 million. The Elgin facility will be owned by Ameren's non-regulated subsidiary, Generating Company.

     As of September 30, 2002, Resources Company had invested $28 million in a 117 megawatt combustion turbine generating unit originally planned for installation in 2002. We are evaluating using this unit within Ameren's power system in the future or selling it to a third party.

     Due to expected increased demand and the need to maintain appropriate power reserve margins, Ameren believes AmerenUE will need additional generating capacity in the future. We have an equipment supply agreement in place at AmerenUE for the addition of two combustion turbine generating units with a total installed capacity of 330 megawatts. These units are expected to replace the existing Venice steam plant generating units which are expected to be retired by mid-2005. Non-cancelable reservation commitment fees paid of $22 million will be applied to our total cost of these two units.

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

Financing

     Our cash flows provided by financing activities totaled $411 million in the first nine months of 2002, compared to $76 million in the year-ago period. Our principal financing activities for the period included the issuance of long-term debt, equity security units and common stock, partially offset by redemptions of short-term debt, long-term debt, and preferred stock, as well as payments of dividends.

     In January 2002, Ameren Corporation issued $100 million of 5.70% notes due February 1, 2007. The net proceeds were used to reduce short-term borrowings. Interest is payable semi-annually on February 1 and August 1 of each year. In March 2002, Ameren Corporation entered into interest rate swaps effectively converting the interest rate associated with these notes to three month LIBOR plus 43 basis points. At September 30, 2002, the effective interest rate for these notes was 2.248%.

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

     In May 2002, AmerenUE filed a shelf registration statement with the SEC on Form S-3 authorizing the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. The SEC declared the registration statement effective in August 2002.

     In August 2002, AmerenUE issued, pursuant to the shelf registration statement, $173 million of 5.25% Senior Secured Notes due September 1, 2012. Interest is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2003. Net proceeds were $172 million, after debt discount and underwriters' fees. These senior secured notes are secured by a related series of AmerenUE's first mortgage bonds until the release date as described in the senior secured note indenture. Proceeds were used to redeem, in September 2002, AmerenUE's $125 million principal amount 8.75% first mortgage bonds due December 1, 2021 at a 4.38% premium and AmerenUE's $41 million $1.735 series preferred stock at par. We may sell all, or a portion of, the remaining registered securities under the shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     In June 2002, Ameren Corporation filed a shelf registration statement with the SEC on Form S-3 authorizing the offering from time to time of up to $1.473 billion of various forms of securities including long-term debt, trust preferred and equity securities to finance ongoing construction and maintenance programs, to redeem, repurchase, repay, or retire outstanding debt, to finance strategic investments, including our pending acquisition of CILCORP Inc., and for general corporate purposes. The SEC declared the registration statement effective in August 2002.

     In September 2002, Ameren Corporation issued, pursuant to the shelf registration statement, $338 million of common stock (8,050,000 shares at $42.00 per share, including 1,050,000 shares pursuant to the exercise of an option granted to the underwriters). Net proceeds were $327 million after underwriters' fees. We anticipate using the net proceeds from this offering to fund part of the cash portion of the purchase price for our acquisition of CILCORP Inc. (see
Note 7 - "CILCORP Acquisition" to our consolidated financial statements) and for general corporate purposes. Pending such uses, we are investing the net proceeds in short-term instruments. The proceeds from this financing along with existing credit lines are expected to be adequate to fund the completion of the CILCORP acquisition. However, within one year of the completion of the acquisition, we believe we will need to issue additional common stock to provide proceeds of up to $150 million to $175 million in order to permanently fund the cash portion of the purchase price. We may sell all, or a portion of, the remaining registered securities under the shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     In June 2002, Generating Company issued $275 million of 7.95% Senior Notes due June 1, 2032 in a private placement to qualified investors under Rule 144A. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. Generating Company received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings incurred to finance previous generating capacity additions and for general corporate purposes. In October 2002, Generating Company filed a registration statement with the SEC on Form S-4 to permit an exchange offer of the senior notes.

     Long-term debt maturities are expected to be $89 million in the fourth quarter of 2002 and $403 million in 2003. We expect to refinance these maturities through the issuance of new debt or equity securities.

     On August 23, 2002, our Board of Directors declared a quarterly common stock dividend of 63.5 cents per share that was paid on September 30, 2002 to shareholders of record on September 11, 2002.

Outlook

     Ameren currently believes there will be challenges to earnings in 2003 and beyond due to continued weak energy markets, a soft economy, higher employee benefit costs, and escalating insurance and security costs associated with world events. These industry-wide trends, coupled with an assumed return to more normal weather patterns, the impact of our Missouri electric rate case settlement and the incremental dilution from equity issued in 2002, are expected to put pressure on earnings in 2003 and beyond. As we complete our analysis of these challenges as part of our overall budget process, we will be evaluating several initiatives to enhance revenues and reduce costs for 2003 and beyond. These initiatives may include any or all of the following:

o    Actively managing employee headcount
o    Modifying employee benefit plans
o Assessing the necessity of certain plant operations and business support functions
o    Reviewing capital expenditure plans
o    Accelerating synergy opportunities related to the CILCORP acquisition
o    Other initiatives

     On November 4, 2002, we announced a voluntary retirement program that is being offered to approximately 1,000 of our 7,400 employees. In addition, we announced limits on our contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees. While we expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the voluntary retirement program. That charge could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. In addition to the voluntary retirement program, we may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, the company will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Electric Industry Restructuring and Regulatory Matters

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our consolidated financial statements.

Federal - Electric Transmission

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


Accounting Policy                                     Uncertainties Affecting Application
-----------------                                     -----------------------------------
Regulatory Mechanisms & Cost Recovery
                                                   o  Regulatory environment, external regulatory
   We defer costs as regulatory assets in             decisions and requirements
   accordance with SFAS 71 and make                o  Anticipated future regulatory decisions and their impact
   investments that we assume we will be able      o  Impact of deregulation and competition on
   to collect in future rates.                        ratemaking process and ability to recover costs

   Basis for Judgment
   We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.


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


Environmental Costs
                                                   o  Extent of contamination
   We accrue for all known environmental           o  Responsible party determination
   contamination where remediation can be          o  Approved methods for cleanup
   reasonably estimated, but some of our           o  Present and future legislation and governmental
   operations have existed for over 100 years         regulations and standards
   and previous contamination may be               o  Results of ongoing research and development
   uknown to us.                                      regarding environmental impacts

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


Benefit Plan Accounting
    Based on actuarial calculations, we accrue     o  Future rate of return on pension and other plan
    costs of providing future employee benefits       assets
    in accordance with SFAS 87, 106 and            o  Interest rates used in valuing benefit obligations
    112.  See Note 9 to our consolidated           o  Healthcare cost trend rates
    financial statements for the year ended
    December 31, 2001.


    Basis for Judgment
    We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.


Derivative Financial Instruments
   We record all derivatives at their fair         o  Market conditions in the energy industry, especially
   market value in accordance with SFAS               the effects of price volatility on contractual
   133.  The identification and classification        commodity commitments
   of a derivative, and the fair value of such     o  Regulatory and political environments and
   derivative must be determined.  See Note 3         requirements
   to our consolidated financial statements for    o  Fair value estimations on longer term contracts
   the year ended December 31, 2001 and
   Note 3 - "Derivative Financial
   Instruments" to our consolidated financial
   statements in this report.

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

Impact of Future Accounting Pronouncements

     See  Note  1  -  "Summary  of  Significant   Accounting  Policies"  to  our
     consolidated financial statements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risk and are not represented in the following analysis.

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

     Utilizing our debt outstanding at September 30, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $8 million and net income would decrease by approximately $5 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Fuel Price Risk

     100% of the required 2002 and 98% of the required 2003 supply of coal for our coal power plants has been acquired at fixed prices. As such, we have minimal coal price risk for the remainder of 2002 and 2003. Approximately 62% of our coal requirements for 2003 through 2006 are covered by contracts.

     Our gas business is not subject to fuel price risk as we have gas cost recovery mechanisms in both Missouri and Illinois.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 3 - "Derivative Financial Instruments" to our consolidated financial statements for additional information.

     The following summarizes changes in the fair value of all contracts marked to market during the three and nine months ended September 30, 2002:

--------------------------------------------------------------------------------------------------
                                                                                Three      Nine
                                                                                months    months
--------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                             $ -      $ (1)
   Contracts which were realized or otherwise settled during the period           1        (7)
   Changes in fair values attributable to changes in valuation techniques and
   assumptions                                                                    -         -
   Fair value of new contracts entered into during the period                     -         1
   Other changes in fair value                                                    3        11
--------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at September 30, 2002, net                  $ 4      $  4
--------------------------------------------------------------------------------------------------


     Maturities of contracts as of September 30, 2002 were as follows:

-----------------------------------------------------------------------------------------------------------
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
-----------------------------------------------------------------------------------------------------------

Prices actively quoted                    $(2)          $ -            $ -          $ -           $(2)
Prices provided by other external
   sources (b)                              2             -              -            -             2
Prices based on models and other
   valuation methods (c)                   (1)            5              -            -             4
-----------------------------------------------------------------------------------------------------------
Total                                     $(1)          $ 5            $ -          $ -           $ 4
-----------------------------------------------------------------------------------------------------------

(a) Contracts of approximately 24% of the absolute fair value were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c) Principally coal and sulfur dioxide option values based on a Black-Scholes model that includes information from external sources and our estimates.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of our plan assets has been affected by declines in the equity market since 2001 and 2000 for the pension and postretirement plans. As a result, at December 31, 2002, we could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability would be recorded as a reduction to OCI and would not affect net income for 2002. The amount of the liability will depend upon asset returns experienced in 2002, interest rates and our contributions to the plans during 2002. The liability recorded and cash contributions to the plans could be material in future years without a substantial recovery in equity markets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of OCI would be restored in the Consolidated Balance Sheet. See "Liquidity and Capital Resources - Operating" and Note 1 - "Summary of Significant Accounting Policies" to our consolidated financial statements.


ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ameren which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of the  stipulation  and  agreement  relating  to the  AmerenUE
     Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;

o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o    operation of nuclear power facilities and decommissioning costs;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making our access to necessary capital more difficult or costly;
o competition from other generating facilities including new facilities that may be developed in the future;
o delays in receipt of regulatory approvals for the acquisition of CILCORP or unexpected adverse conditions or terms of those approvals;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made by Ameren; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Reference  is  made  to  Note 11 to the  Notes  to  Consolidated  Financial
Statements on page 46 of our 2001 Annual Report to Stockholders which is incorporated by reference into Item 1. "Business, Rates and Regulation - Environmental Matters" in Part I of our Form 10-K for the year ended December 31, 2001 for a discussion of environmental proceedings involving our subsidiary, Union Electric Company, operating as AmerenUE, which relate to sites located in Sauget, Illinois. On September 30, 2002, the United States Environmental Protection Agency (EPA) issued a unilateral administrative order (UAO) with respect to a portion of Sauget Area 2. The EPA has ordered Solutia, Inc., formerly known as Monsanto Chemical Company, to construct a barrier wall around a former chemical landfill as an interim remedy to address groundwater contamination. The EPA issued the UAO to approximately 75 parties whom it considers to be potentially responsible parties (PRPs) at the Sauget Area 2 site including AmerenUE. The UAO directs the PRPs to participate with Solutia, Inc. in performing the work mandated by the UAO. The Company believes that the UAO has been improperly directed to AmerenUE and has submitted a response to the EPA regarding its good faith defenses to the UAO.

     Reference is made to Item 3. "Legal Proceedings" in Part I of our Form 10-K for the year ended December 31, 2001 and to Item 1. "Legal Proceedings" in Part II of our Form 10-Qs for the quarterly periods ended March 31, 2002 and June 30, 2002 for a discussion of a number of lawsuits that name our subsidiaries, Central Illinois Public Service Company, operating as AmerenCIPS, and AmerenUE, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, 29 additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, the Ameren companies have been voluntarily dismissed in two cases.

     To date, a total of 107 asbestos-related lawsuits have been filed against the Ameren companies, of which 91 are pending, 10 have been settled and six have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 5.  Other Information

     At our Board of Directors meeting held on August 23, 2002, our Board decided not to replace Director Thomas H. Jacobsen, who passed away in July 2002. Our Board decided to reduce its membership to twelve directors.

     Reference is made to Item 5. "Other Information" in Part II of our Form 10-Q for the quarterly period ended June 30, 2002 for a listing of the audit and non-audit services that the Auditing Committee of our Board of Directors has pre-approved for performance by our independent accountants, PricewaterhouseCoopers, LLP. At its October 2002 meeting, the Auditing Committee also pre-approved PricewaterhouseCoopers, LLP to perform audits of two AmerenUE coal supply contracts with respect to the handling of prepaid reclamation funds.

     Reference  is  made  to  Note 11 in the  Notes  to  Consolidated  Financial
Statements on page 46 of our 2001 Annual Report to Stockholders, which is incorporated by reference into our Form 10-K for the year ended December 31, 2001, for a discussion of the Price-Anderson Act which, as indicated, limits the liability for claims from an incident involving any licensed U.S. nuclear facility such as AmerenUE's Callaway nuclear power plant. This federal law expired in August 2002 and renewal legislation is pending before Congress. Until the Price-Anderson Act is extended, its provisions continue to apply to existing nuclear plants such as Callaway.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)(i)  Exhibits.

        99.1 - Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 - Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

     (a)(ii) Exhibits Incorporated by Reference.

         4.1 - Indenture dated as of August 15, 2002 from AmerenUE to The Bank of New York, as Trustee, relating to senior secured debt securities (including the forms of senior secured debt securities as exhibits)(AmerenUE Form 8-K dated August 22, 2002, Exhibit 4.1).

         4.2 - AmerenUE Company Order dated August 22, 2002 establishing the 5.25% Senior Secured Notes due 2012 (AmerenUE Form 8-K dated August 22, 2002, Exhibit 4.2).

         4.3 - Supplemental Indenture dated August 15, 2002 to Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended, from AmerenUE to The Bank of New York, as successor Trustee, relating to First Mortgage Bonds, Senior Notes Series AA, 5.25% due 2012 (AmerenUE Form 8-K dated August 22, 2002, Exhibit 4.3).

     (b) Reports on Form 8-K. Ameren Corporation filed reports on Form 8-K as follows: (i) dated July 12, 2002 incorporating a press release stating that an agreement in principle had been reached in the earnings complaint case filed by the Missouri Public Service Commission (MoPSC) staff against AmerenUE; (ii) dated July 16, 2002 incorporating a press release outlining the details of the settlement reached in the MoPSC earnings complaint case; (iii) dated July 25, 2002 incorporating a press release stating that the MoPSC had approved the settlement reached in the earnings complaint case; and (iv) dated August 30, 2002 incorporating a press release announcing the receipt from the U.S. Department of Justice of a Request for Additional Information under the Hart-Scott-Rodino Antitrust Improvements Act pertaining to the pending acquisition of CILCORP Inc.

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

                                           AMEREN CORPORATION
                                            (Registrant)

                                           By        /s/ Martin J. Lyons
                                              ------------------------------
                                                         Martin J. Lyons
                                                           Controller
                                                 (Principal Accounting Officer)
Date:  November 14, 2002



                                 CERTIFICATIONS

          I, Charles W. Mueller, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Ameren Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's  other certifying  officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                      /s/ Charles W. Mueller
                                              -------------------------
                                              Charles W. Mueller
                                              Chief Executive Officer




          I, Warner L. Baxter, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Ameren Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                      /s/ Warner L. Baxter
                                              -------------------------
                                              Warner L. Baxter
                                              Chief Financial Officer

Exhibit 99.1





                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Charles W. Mueller, chief executive officer of Ameren Corporation, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Corporation on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Corporation.




                                              /s/ Charles W. Mueller
                                              -------------------------
                                              Charles W. Mueller
                                              Chief Executive Officer

Date:  November 14, 2002

Exhibit 99.2





                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Warner L. Baxter, chief financial officer of Ameren Corporation, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Corporation on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Corporation.




                                              /s/ Warner L. Baxter
                                             -------------------------
                                              Warner L. Baxter
                                              Chief Financial Officer

Date:  November 14, 2002