Form 10-K
period 2002-12-31
AMEREN CORP
filed 2003-03-31
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

                         COMMISSION FILE NUMBER 1-14756

                               AMEREN CORPORATION
             (Exact name of registrant as specified in its charter)

         Missouri                                     43-1723446
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No ( ).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes (X). No ( ).

     As of June 28, 2002, the registrant had 144,774,189 shares of its $.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $301,580,783.

     As of March 21, 2003, the registrant had 160,720,970 shares of its $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's 2002 Annual Report to Shareholders (the 2002 Annual Report) are incorporated by reference into Parts I, II and IV. The registrant's consolidated financial statements for the fiscal year ended December 31, 2002, including the notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the registrant, contained in the portions of the 2002 Annual Report incorporated by reference herein were also filed with the Commission by the registrant on its Current Report on Form 8-K dated March 5, 2003.

     Portions of the registrant's definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
Item  1   Business
          General........................................................      1
          Capital Program and Financing..................................      2
          Rates and Regulation...........................................      4
          Fuel Supply for Electric Generating Facilities.................      5
          Industry Issues................................................      7
          Operating Statistics...........................................      7
          Available Information..........................................      7
Item  2   Properties.....................................................      7
Item  3   Legal Proceedings..............................................     11
Item  4   Submission of Matters to a Vote of Security Holders............     13

Executive Officers of the Registrant (Item 401(b) of Regulation S-K).....     13

PART II

Item  5   Market for Registrant's Common Equity and Related
                 Shareholder Matters.....................................     19
Item  6   Selected Financial Data........................................     19
Item  7   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...............................     19
Item  7A  Quantitative and Qualitative Disclosures About Market Risk.....     19
Item  8   Financial Statements and Supplementary Data....................     19
Item  9   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure................................     19

PART III

Item 10   Directors and Executive Officers of the Registrant.............     20
Item 11   Executive Compensation.........................................     20
Item 12   Security Ownership of Certain Beneficial Owners
                 and Management..........................................     20
Item 13   Certain Relationships and Related Transactions.................     20
Item 14   Controls and Procedures........................................     20


PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K..     22

SIGNATURES     ..........................................................     32

CERTIFICATIONS ..........................................................     33

EXHIBIT INDEX  ..........................................................     35

     This Form 10-K contains "forward-looking"  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at page 12 under the heading Forward-Looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Ameren Corporation (Ameren) was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated (CIPSCO) and Union Electric Company combined with the result that the common shareholders of CIPSCO and Union Electric Company became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of Union Electric Company and the operating subsidiaries of CIPSCO: Central Illinois Public Service Company and CIPSCO Investment Company. We completed our acquisition of CILCORP Inc. (CILCORP) on January 31, 2003 and of AES Medina Valley Cogen (No. 4) LLC on February 4, 2003 from The AES Corporation (AES). See CILCORP Acquisition below for further information.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and does not own or operate any significant assets other than the stock of its subsidiaries. Ameren is headquartered in St. Louis, Missouri. Dividends on Ameren's common stock are dependent on distributions to be made to it by its subsidiaries. Our primary subsidiaries are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE. AmerenUE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in parts of central and eastern Missouri and west central Illinois having an estimated population of 2.6 million within an area of approximately 24,500 square miles, including the greater St. Louis area. AmerenUE supplies electric service to approximately 1.2 million customers and natural gas service to approximately 130,000 customers.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois, as AmerenCIPS. AmerenCIPS was incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenCIPS supplies electric service to approximately 325,000 customers and natural gas service to approximately 170,000 customers.
o Central Illinois Light Company, a subsidiary of CILCORP Inc., which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. AmerenCILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central Illinois in an area of approximately 3,700 and 4,500 square miles, respectively. AmerenCILCO supplies electric service to about 200,000 customers and natural gas service to about 205,000 customers. See CILCORP Acquisition below for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, we completed our acquisition of AES Medina Valley Cogen (No. 4), LLC from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See CILCORP Acquisition below for further information. Generating Company was incorporated in Illinois in March 2000 in conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law). This Illinois Law provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.
     Generating Company commenced operations on May 1, 2000 when AmerenCIPS transferred to Generating Company all of the following: its generating assets, consisting of the generating facilities described below under Item
     2. Properties; all related fuel, supply, transportation, maintenance and labor agreements; approximately 45% of AmerenCIPS' employees; and some other related rights, assets and liabilities.

o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. EEI supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our subsidiaries.

     For additional information regarding the acquisition of CILCORP and AES Medina Valley Cogen (No. 4), LLC, see Recent Developments in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 18 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

     For the year  2002,  91.7%  (2001 - 90.9%;  2000 - 91.5%) of our  operating revenues were derived from the sale of electric energy,  8.2% (2001 - 8.9%; 2000
- 8.4%) came from the sale of natural gas,  and 0.1% (2001 - 0.2%;  2000 - 0.1%)
came from other sources.

     We employed 7,422 employees at December 31, 2002. For information on a voluntary retirement program offered in December 2002 and on labor agreements and other labor matters, see Note 9 and Note 14, respectively, to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8.

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, we completed our acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, we also completed our acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in our consolidated financial statements effective with the January and February 2003 acquisition dates.

     We acquired CILCORP to complement our existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

     For additional information regarding our business operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.


CAPITAL PROGRAM AND FINANCING

     For information on our capital program and financial needs, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 7, 8 and 14 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

Financing

     In August 2002, a shelf registration statement filed by AmerenUE with the SEC on Form S-3 was declared effective. This statement authorized the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. On March 10, 2003, AmerenUE issued, pursuant to the shelf registration referred to above, $184 million of 5.50% senior secured notes due March 15, 2034. AmerenUE expects to use the net proceeds of the issuance of approximately $180 million, along with other funds to redeem prior to maturity $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that were due in December 2002.

     To issue first mortgage bonds and preferred stock, AmerenCIPS and AmerenUE each must comply with earnings tests contained in their respective mortgages and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under the AmerenCIPS Articles of Incorporation, and earnings coverage of at least two and one-half times the annual dividend on preferred stock outstanding and to be issued is required under AmerenUE's Articles of Incorporation. The ability to issue such securities in the future will depend on coverages at that time. At December 31, 2002, each company had and expects to continue to have adequate coverage ratios for anticipated requirements. See Notes 6 and 8 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8 for additional financing information.

     CILCORP's and AmerenCILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's committed credit facilities require the borrower to represent, in connection with any borrowing under the facility, that no material adverse change has occurred since certain dates. Ameren's financing arrangements do not contain credit rating triggers with the exception of certain triggers within AmerenCILCO's financing arrangements.

     An event of default will occur under a $25 million AmerenCILCO committed credit facility if AmerenCILCO fails to maintain a Moody's rating on its senior secured debt above Baa2 and a Fitch credit rating of BBB-. Under agreements governing $4.7 million of AmerenCILCO funded bank debt, AmerenCILCO must maintain a Moody's investment grade rating or an event of default will occur. Also, under a $100 million funded bank term loan, AmerenCILCO must maintain investment grade ratings for its first mortgage bonds from at least two of Standard & Poor's, Moody's and Fitch. As of February 2003, AmerenCILCO's senior secured debt ratings from these rating agencies were A-, A2 and BBB, respectively. AmerenCILCO's Fitch ratings are on positive credit watch.

     At its current ratings level, covenants in CILCORP's indenture governing its $475 million senior notes require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1.0 and an interest coverage ratio of at least
2.2 to 1.0 in order to make any payment of dividends or intercompany loans to affiliates other than its direct and indirect subsidiaries, including AmerenCILCO. However, in the event CILCORP's senior long-term debt rating from Fitch is increased by one notch to BBB, CILCORP may make any such distribution or intercompany loan without being subject to these tests described above. At December 31, 2002, CILCORP's debt to capital ratio was 0.60 to 1.0 and its interest coverage ratio was 2.72 to 1.0, calculated in accordance with related provisions in this indenture.

     The common stock of AmerenCILCO is pledged as security to the holders of CILCORP's $475 million of senior notes and bonds.

     Covenants in AmerenCILCO's $100 million bank term loan require it to maintain a minimum level of common stockholder equity and limit AmerenCILCO's ability to pay dividends or otherwise make distributions with respect to its common stock. Any violation of these covenants will result in an event of default under this facility. Under the minimum common equity requirement, AmerenCILCO must maintain a minimum level of common stockholder equity which increases from the date the facility was entered based on ongoing earnings. The maintenance of this test is determined upon each anniversary of the loan. If this test was performed as of December 31, 2002, the minimum common equity level requirement would equal approximately $301 million. At that date, AmerenCILCO's common equity, calculated in accordance with this provision was $329 million. Under the restricted payments provision, AmerenCILCO may only pay dividends to CILCORP up to $45 million annually subject to limited carry forward if not fully utilized.

     For additional discussion of indenture and credit agreement provisions and covenants, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated by reference under Items 7 and 8.


RATES AND REGULATION

Rates

     Rates that we are allowed to charge for our services are the single most important item influencing our financial position, results of operations and liquidity. We are highly regulated. The rates we charge our customers are determined by governmental organizations. Decisions by these organizations are influenced by many factors, including our recent cost of providing service, our quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding our rates could have a material impact on our financial position, results of operations and liquidity.

     For the year 2002, approximately 60%, 25%, and 15% of our electric operating revenues were based on rates regulated by the Missouri Public Service Commission (MoPSC), the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC), respectively. For information on rate matters in these jurisdictions, including AmerenUE's recent Missouri electric rate case, see Results of Operations and Regulatory Matters in Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Note 2 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

General Regulatory Matters

     As a holding company registered with the SEC under the PUHCA, we are subject to the regulatory provisions of the PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, the services performed by Ameren Services and AmerenEnergy Fuels and Services Company, and the activities of certain other subsidiaries. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS, AmerenUE and AmerenCILCO are subject to approval by the SEC under the PUHCA.

     Generating Company is certified by the FERC as an "exempt wholesale generator" under the Energy Policy Act of 1992 and as a result is not a "public utility company" under the PUHCA. As an exempt wholesale generator, Generating Company is exempt from most of the provisions of the PUHCA that otherwise would apply to it as a subsidiary of a registered holding company. Issuance of securities by Generating Company is not subject to approval by the SEC under the PUHCA. The SEC has no jurisdiction over the sale of electricity by Generating Company to affiliates or non-affiliates. The SEC may impose limitations on Ameren in connection with its financing for the purpose of investing in exempt wholesale generators and foreign utility companies if Ameren's aggregate investment in those activities exceeds 50% of its consolidated retained earnings. At December 31, 2002, Ameren's aggregate investment in those entities was 23.7% of its consolidated retained earnings.

     AmerenCIPS, AmerenUE and AmerenCILCO are subject to regulation by the ICC and AmerenUE is also subject to regulation by the MoPSC as to rates, service, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. Generating Company is not subject to regulation by the ICC or the MoPSC.

     AmerenCIPS, AmerenUE, AmerenCILCO and Generating Company are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, and certain other matters. Issuance of short-term and long-term debt by Generating Company is subject to approval by the FERC.

     In many states, including Illinois, companies that sell electricity directly to retail customers pursuant to state statutes and regulations must be registered or licensed. Marketing Company has obtained "alternative retail electricity supplier" status in Illinois and plans to seek comparable status in other states where retail competition is developing. AmerenCILCO is an Illinois electric utility, and as such, is permitted to provide power and energy on a competitive basis to retail customers located outside its service territory.

     Operation of AmerenUE's Callaway plant is subject to regulation by the Nuclear Regulatory Commission. Its Facility Operating License expires on October 18, 2024. AmerenUE's Osage hydroelectric plant and AmerenUE's Taum Sauk pumped-storage hydro plant, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for the Osage Plant expires on February 28, 2006, and the license for the Taum Sauk Plant expires on June 30, 2010. We are currently seeking renewal of our Osage Plant license. Our Keokuk Plant and dam located in the Mississippi River between Hamilton, Illinois and Keokuk, Iowa, are operated under authority, unlimited in time, granted by an Act of Congress in 1905.

     For information on regulatory matters in these jurisdictions, including the current status of electric transmission matters pending before the FERC, see Regulatory Matters in Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 2 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

Environmental Matters

     Certain of our operations are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring us into compliance. We believe we are in material compliance with existing regulations.

     The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. Total capital expenditures to meet the AmerenCILCO NOx emission requirements are estimated to be $123 million, of which $75 million was expended through 2002. These costs include the installation of two Selective Catalytic Reduction (SCR) units and combustion control modifications.

     For additional discussion of environmental matters, including NOx credit requirements, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated by reference under Items 7 and 8.


FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES

Cost of Fuels                                                                  Year
(Per Million BTU)                           -----------------------------------------------------------------------
                                               2002            2001            2000           1999          1998
                                               ----            ----            ----           ----          ----
AmerenUE
                    Coal                      91.352(cent)     98.228(cent)   96.004(cent)  100.685(cent) 100.015(cent)
                    Nuclear                   38.051(cent)     37.184(cent)   40.269(cent)   46.552(cent)  48.803(cent)
                    Natural Gas (a)          340.689(cent)    402.546(cent)  429.354(cent)  243.315(cent) 226.572(cent)
                    Average - all fuels (b)   81.325(cent)     86.696(cent)   84.213(cent)   89.833(cent)  90.378(cent)

AmerenCIPS/Generating Company (c)
                    Coal                     125.456(cent)    121.791(cent)  123.770(cent)  139.700(cent) 152.738(cent)
                    Natural Gas (a)          396.150(cent)    439.744(cent)     -              -             -
                    Average - all fuels (b)  145.220(cent)    142.120(cent)  129.169(cent)  140.615(cent)  155.045(cent)


     (a) The fuel cost for natural gas represents the actual cost of natural gas and variable costs for transportation, storage, balancing and fuel losses for delivery to the plant. In addition, the fixed costs for firm transportation and firm storage capacity are included to calculate a "fully-loaded" fuel cost for the generating facilities. Prior to 2001, the use of natural gas by AmerenCIPS and Generating Company was minimal.
     (b) Represents all fuels utilized in our electric generating facilities, to the extent applicable, including coal, nuclear, natural gas, oil, propane, tire chips, and handling.
     (c) On May 1, 2000, all of AmerenCIPS' electric generating facilities and related fuel supply agreements were transferred to Generating Company (see General section above).

Coal

     We have a policy of maintaining coal inventory consistent with our historical usage. We may adjust levels based on uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors. As of December 31, 2002 and 2001, approximately 59 days and 56 days, respectively, supply of coal was in inventory. For the year ended December 31, 2002, coal represented approximately 82% of our fuel supply.

Nuclear

     The components of the nuclear fuel cycle required for nuclear generating units are as follows:

     o    uranium;
     o    conversion of uranium into uranium hexafluoride;
     o    enrichment of uranium hexafluoride;
     o conversion of enriched uranium hexafluoride into uranium dioxide and the fabrication into nuclear fuel assemblies; and
     o    disposal and/or reprocessing of spent nuclear fuel.

     We have agreements and/or inventories to fulfill AmerenUE's Callaway nuclear plant needs for uranium, conversion, enrichment and fabrication services. Such needs are satisfied through 2004, with the exception of enrichment services. A supply of enrichment services for unfilled needs after 2004 is being pursued. Additional contracts will be entered into in order to supply nuclear fuel during the remainder of the life of the plant, at prices which cannot now be accurately predicted. The Callaway plant normally requires refueling at 18-month intervals, and the next refueling is scheduled for the spring of 2004. The Callaway plant is out of service for approximately one month during a refueling.

     For the year ended December 31, 2002, nuclear represented approximately 13% of our fuel supply. See Note 15 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8 for additional information.

Natural Gas

     The combustion turbine generator equipment (CTs), which we placed into commercial operation in 2002, 2001 and 2000 are fueled by natural gas or have the capability to use natural gas or oil. We use natural gas to supply our generating facilities during peak generating periods. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas by optimizing transportation, storage, and balancing options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. For the year ended December 31, 2002, natural gas represented approximately 2% of our fuel supply. For additional information on CTs and related fuel matters, see Liquidity and Capital Resources and
Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 14 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

Oil

     The actual and prospective use of oil is minimal, and we have not experienced and do not expect to experience difficulty in obtaining adequate supplies. For the year ended December 31, 2002, oil represented approximately 1% of our fuel supply.

     For additional information on our fuel supply, see Results of Operations, Liquidity and Capital Resources, Effects of Inflation and Changing Prices and Quantitative and Qualitative Disclosures About Market Risk in

Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 3, 14 and 15 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.


INDUSTRY ISSUES

     We are facing issues common to the electric and gas utility industries. These issues include:

     o    the potential for more intense competition;
     o    the potential for changes in the structure of regulation;
     o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities and regional transmission organizations;
     o    weak power prices due to overbuilt capacity and a weak economy;
     o numerous troubled companies within the energy sector and their impact on energy marketing and access to the capital markets;
     o on-going consideration ofadditional changes of the industry by federal and state authorities;
     o continually developing environmental laws, regulations and issues, including proposed new air quality standards;
     o    public concern about the siting of new facilities;
     o    proposals for demand-side management programs;
     o public concerns about nuclear decommissioning and the disposal of nuclear wastes; and
     o    global climate issues.

     We are monitoring these issues and are unable to predict at this time what impact, if any, these issues will have on our operations, financial condition or liquidity. For additional information, see Outlook and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

OPERATING STATISTICS

     The information on pages 66 and 67 in our 2002 Annual Report is incorporated herein by reference.


AVAILABLE INFORMATION

     We make available free of charge through our Internet website (http://www.ameren.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish it to, the SEC. This information for AmerenCIPS, AmerenUE, CILCORP, AmerenCILCO and Generating Company is also available through our Internet website.

     We also make available free of charge through our Internet website our code of business conduct for our directors, officers and employees, referred to as our Corporate Compliance Policy. This document is also available in print upon written request to Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.

ITEM 2.  PROPERTIES.

     For information on our principal properties, planned additions or replacements and transfers, see the generating facilities tables below and Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2, 8 and 14 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8. Future plans regarding additional electric generating facilities referred to in the 2002 Annual Report are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, our results of operations and financial condition, availability of financing and other factors determined by management.

     We are a member of MAIN (Mid-America Interconnected Network), which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri.

     Our bulk power system is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement between AmerenUE, Generating Company and AmerenCIPS. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of AmerenCIPS' and AmerenUE's transmission facilities with AmerenUE's and Generating Company's generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. In 2002, we had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others. AmerenCILCO is currently expected to continue to operate as a separate control area. As such, its generating plants will not be jointly dispatched with the generating plants owned by AmerenUE and Generating Company. AmerenCILCO is a transmission owning member of the Midwest Independent System Operating (Midwest ISO) and has transferred functional control of its system to the Midwest ISO. Transmission service on the AmerenCILCO transmission system is provided pursuant to the terms of the Midwest ISO open access transmission tariff on file with the FERC. For information on AmerenCIPS' and AmerenUE's participation in the Midwest ISO, see Note 2 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8.

     The following tables set forth information with respect to our electric generating facilities and capability at the time of our expected 2003 peak summer electrical demand:

                                                         AmerenUE Generating Facilities
                                                         ------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------
             Coal          Labadie                     Franklin County, MO                 2,400,000         10,210
                           Rush Island                 Jefferson County, MO                1,187,000         10,580
                           Sioux                       St. Charles County, MO                959,000          9,700
                           Meramec                     St. Louis County, MO                  816,000         11,206
                                                                                         -----------
                                                       Total Coal                          5,362,000

             Nuclear       Callaway                    Callaway County, MO                 1,136,000         10,494

             Hydro         Osage                       Lakeside, MO                          226,000           N/A
                           Keokuk                      Keokuk, IA                            134,000           N/A
                                                                                         -----------
                                                       Total Hydro                           360,000

             Pumped-
             storage       Taum Sauk                   Reynolds County, MO                   440,000           N/A

             Oil           Venice CT(b) 1              Venice, IL                             25,000         14,380
                           Howard Bend CT              St. Louis County, MO                   43,000         11,899
                           Fairgrounds CT                Jefferson City, MO                   55,000         11,100
                           Mexico CT                   Mexico, MO                             55,000         11,100
                           Moberly CT                  Moberly, MO                            55,000         11,100
                           Moreau CT                   Jefferson City, MO                     55,000         11,100
                           Meramec CT 1                St. Louis County, MO                   55,000         11,100
                                                                                       -------------
                                                       Total Oil                             343,000



                                                         AmerenUE Generating Facilities (Continued)
                                                         ------------------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------
             Natural       Kirksville CT               Kirksville, MO                         13,000         18,811
               Gas         Viaduct CT                  Cape Girardeau, MO                     25,000         15,137
                           Meramec CT 2 (c)            St. Louis County, MO                   53,000         12,031
                           Venice CT 2                 Venice, IL                             48,000          9,800
                           Peno Creek CTs 1
                                through 4(d)           Bowling Green, MO                     188,000         10,878
                                                                                       -------------
                                                       Total Natural Gas                     327,000

                                                              TOTAL                      7,968,000(e)

                                                        Electric Energy, Inc. Generating Facilities(m)
                                                        ----------------------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------
             Coal          Joppa Generating Station    Joppa, IL                             600,000         10,347

             Natural       Joppa (Units 4-5)           Joppa, IL                              44,000         12,200
              Gas                                                                       -------------

                                                              TOTAL                          644,000


                                                          Generating Company Generating Facilities
                                                          ----------------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------
             Coal          Newton(f)                   Newton, IL                          1,134,000         10,403
                           Coffeen(f)                  Coffeen, IL                           900,000         10,368
                           Hutsonville(f)
                             (Units 3 & 4)             Hutsonville, IL                       153,000         10,371
                           Meredosia(f)
                            (Unit 3)                   Meredosia, IL                         215,000         11,063
                                                                                         -----------
                                                       Total Coal                          2,402,000

             Oil           Meredosia(f)
                             (Unit 4)                  Meredosia, IL                         186,000         11,186
                           Hutsonville(f)
                             (Diesel)                  Hutsonville, IL                         3,000         11,408
                                                                                       -------------
                                                       Total Oil                             189,000

             Natural       Gibson City CTs 1 & 2(c)    Gibson City, IL                       234,000         11,490
                 Gas       Pinckneyville CTs
                                1 through 8            Pinckneyville, IL                     320,000         10,921
                           Kinmundy CTs 1 & 2(c)       Kinmundy, IL                          232,000         11,488
                           Grand Tower CTs 1 & 2(g)    Grand Tower, IL                       516,000          7,515
                           Joppa 7B CTs 1, 2 & 3(h)    Joppa, IL                             162,000         11,550
                           Elgin CTs 1 through 4       Elgin, IL                             468,000         11,488
                           Columbia CTs
                                1 through 4            Columbia, MO                          140,000         12,298
                                                                                         -----------
                                                       Total Natural Gas                   2,072,000

                                                              TOTAL                        4,663,000(e, i)



                                                                AmerenCILCO Generating Facilities
                                                                ---------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------

             Coal            Duck Creek                Canton, IL                            366,000         10,018
                             E.D. Edwards
                             (Units 1-3)               Bartonville, IL                       740,000          9,863
                                                                                       -------------

                                                       Total Coal                          1,106,000


             Oil           Kickapoo (Units 1-8)        Lincoln, IL                            13,000         10,388
                           Hallock (Units 1-8)         Peoria, IL                             13,000          5,300
                                                                                      --------------

                                                       Total Oil                              26,000


             Natural       Sterling CTs (Units 1 & 2)  Peoria, IL                             30,000          14,385
                 Gas       Indian Trails (Co-Gen)      Pekin, IL                              10,000          10,018
                                                                                          ----------

                                                       Total Gas                              40,000

                                                              TOTAL                        1,172,000

                                                            AmerenEnergy Medina Valley Co-Generating Facilities
                                                            ---------------------------------------------------
             Primary
             Fuel            Name of                                                    Net Kilowatt          Net
             Source           Plant                         Location                    Capability(a)     Heat Rate(l)
             -------         -------                        --------                    -------------     ------------
             Natural       Medina Valley (Co-Gen)         Mossville, IL                       38,000          5,322
               Gas

     (a) "Net Kilowatt Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
     (b)  The abbreviation "CT" represents combustion turbine generating unit.
     (c) CT has the capability of operating on either oil or natural gas (dual fuel).
     (d) For information regarding a lease arrangement applicable to these CTs, see Note 8 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8.
     (e) Approximately 550 megawatts of generating capacity (Pinckneyville CTs 1 through 8 and Kinmundy CTs 1 and 2) are expected to be sold by Generating Company to AmerenUE subject to receipt of necessary regulatory approvals.
     (f) Facilities were transferred to Generating Company by AmerenCIPS on May 1, 2000 (see Item 1. Business - General above).
     (g) The Grand Tower Plant, which was a coal plant transferred to Generating Company by AmerenCIPS on May 1, 2000, has been repowered with two gas-fired CTs.
     (h) These CTs are owned by Generating Company and leased to its parent, AmerenEnergy Development Company. The operating lease is for a minimum term of 15 years expiring September 30, 2015. Generating Company receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million.
     (i) Excludes approximately 126 megawatts of two coal-fired generating units at Generating Company's Meredosia facility which were mothballed in December 2002.
     (j) We acquired ownership of these generating plants with our acquisition of CILCORP from AES on January 31, 2003.
     (k) We acquired ownership of this generating plant with our acquisition of AES Medina Valley Cogen (No. 4), LLC from AES on February 4, 2003.

     (l) "Net Heat Rate" represents the amount of energy to produce a given unit of output and is expressed as BTU per kilowatthour.
     (m)  Ameren owns a 60% ownership interest in EEI.

     As of December 31, 2002, AmerenCIPS owned approximately 1,900 circuit miles of electric transmission lines. AmerenCIPS operates one propane-air plant, four underground gas storage fields and approximately 4,900 miles of natural gas transmission and distribution mains. As of December 31, 2002, AmerenUE owned approximately 3,200 circuit miles of electric transmission lines. AmerenUE operates three propane-air plants and 2,900 miles of gas mains. As of December 31, 2002, AmerenCILCO owned approximately 333 circuit miles of electric transmission lines. AmerenCILCO operates two underground gas storage fields and approximately 3,674 miles of gas transmission and distribution mains. Other properties of the companies include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

     Substantially all of the properties and plant of AmerenCIPS, AmerenUE and AmerenCILCO are subject to the direct first liens of the indentures securing their first mortgage bonds. On May 1, 2000, AmerenCIPS transferred all of its generating facilities and related assets to Generating Company. As a part of this transfer, AmerenCIPS' generating property and plant were released from the lien of the indenture securing its first mortgage bonds and such property and plant are presently unencumbered. For additional information on this asset transfer, see General section under Item 1. Business herein. During 2003, AmerenCILCO plans to transfer substantially all of its generating facilities and related assets to its non rate-regulated electric generating subsidiary, Central Illinois Generation, Inc. (CIGI). CIGI was incorporated in Illinois in November 2001 in conjunction with the Illinois Law. As part of the transfer, AmerenCILCO's generating property and plant will be released from the lien of the indenture securing its first mortgage bonds.

     We indirectly own 60% of the common stock of EEI, which owns and/or operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. AmerenUE owns 40% of the common stock of EEI, and Resources Company owns 20% of such stock. On April 30, 2002, AmerenCIPS transferred their 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. The book value of AmerenCIPS investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company. This transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by AmerenCIPS pursuant to restructuring of the Illinois power industry. The remaining 40% of the common stock of EEI is held 20% each by Kentucky Utilities Company and Illinova Generating Company.


ITEM 3.  LEGAL PROCEEDINGS.

     We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the final disposition of these proceedings, except as otherwise noted in the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8, will not have a material adverse effect on our financial position, results of operations or liquidity.

Waste Disposal

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the Illinois Environmental Protection Agency to receive fly ash from the Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site (approximately $0.3 million) and to obtain a declaratory judgment as to liability for future costs. Neither Generating Company, the current owner of the Coffeen power plant, nor AmerenCIPS, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on Ameren's financial position, results of operations or liquidity.

Marketing Company - AmerenUE Power Supply Agreements

     In order to satisfy AmerenUE's regulatory load requirements for 2001 and 2002, AmerenUE purchased, under a one-year contract 450 megawatts of capacity and energy (the 2001 Marketing Company - AmerenUE agreement) and 200 megawatts of capacity and energy (the 2002 Marketing Company - AmerenUE agreement) from Marketing Company. These agreements were entered into through a competitive bidding process and reflected market-based rates. Generating Company supplied the power for these agreements under its power supply agreement with Marketing Company.

     The FERC accepted the 2001 Marketing Company - AmerenUE agreement as filed. The 2002 Marketing Company - AmerenUE agreement was set for hearing to determine that the contract terms were just and reasonable. On March 12, 2003, a settlement between Marketing Company and the FERC Staff was approved by the FERC effectively resolving all issues concerning the 2002 Marketing Company - AmerenUE agreement set for hearing. While the FERC order contains a standard refund report requirement, no refunds are due under the settlement as approved.

     In May 2001 and May 2002, the MoPSC filed complaints with the SEC relating to these agreements. While the complaints were pending, the MoPSC and AmerenUE reached an agreement for resolving these disputes. The agreement requires us to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in Section 32(k) of PUHCA. However, this commitment did not prevent us from completing the purchases contemplated by the 2001 and 2002 Marketing Company - AmerenUE agreements and does not prevent us from making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of this agreement, the MoPSC has agreed to terminate its SEC complaints.

Regional Transmission Organization (RTO)

     For information on our participation in a RTO, see Note 2 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Item 8. GridAmerica is scheduled to become operational in spring 2003. Our participation in GridAmerica is subject to MoPSC approval. An order from the MoPSC is expected during the third quarter of 2003.

     For additional information on legal and administrative proceedings, see Rates and Regulation under Item 1 herein and Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2, 14 and 18 to our Consolidated Financial Statements of the 2002 Annual Report pages incorporated herein by reference under Items 7 and 8.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify some important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of the  stipulation  and  agreement  relating  to the  AmerenUE
     Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, used in the production of electricity and our ability to recover such increased cost;
o    average rates for electricity in the Midwest;

o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making our access to necessary capital more difficult or costly;
o competition from other generating facilities including new facilities that may be developed in the future;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made by Ameren; and
o    legal and administrative proceedings.

     Given these  uncertainties,  undue  reliance  should not be placed on these
"forward-looking" statements. Except to the extent required by federal securities laws, we undertake no obligation to publicly update or revise any "forward-looking" statements, whether as a result of new information, future events or otherwise.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
Ameren Corporation
------------------
Charles W. Mueller          64      Chairman,
                                    Chief Executive Officer,        12/31/97
                                    and Director

Mr. Mueller began his career with AmerenUE in 1961 as an engineer. He was named Treasurer in 1978, Vice President-Finance in 1983, Senior Vice President - Administrative Services in 1988, President in 1993 and Chief Executive Officer in 1994. Mr. Mueller was elected Chairman, President and Chief Executive Officer of Ameren in 1997. He relinquished his position as President of Ameren and AmerenUE in 2001. Mr. Mueller is also an officer at various of our other subsidiaries.

Gary L. Rainwater           56      President and
                                    Chief Operating Officer          8/30/01

Mr. Rainwater began his career with AmerenUE in 1979 as an engineer. He was named General Manager - Corporate Planning in 1988 and Vice President in 1993. Mr. Rainwater was elected Executive Vice President of AmerenCIPS in January 1997 and was named to his present position as President and Chief Operating Officer of AmerenCIPS in December 1997. He was elected President and Chief Operating Officer of Ameren in 2001. Mr. Rainwater is also an officer at various of our other subsidiaries.

Warner L. Baxter            41      Senior Vice President            8/30/01
                                    (Principal Financial Officer)

From 1983 to 1995, Mr. Baxter was employed by Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Baxter joined AmerenUE in 1995 as Assistant Controller. He was promoted to Controller of AmerenUE in 1996 and was elected Vice President and Controller of AmerenUE and Ameren in 1998. Mr. Baxter was elected to his present position at Ameren in 2001. Mr. Baxter is also an officer at various of our other subsidiaries.

Jerre E. Birdsong           48      Vice President                  10/12/01
                                    and Treasurer                    4/23/96

Mr. Birdsong joined AmerenUE in 1977 as an economist. He was promoted to Assistant Treasurer in 1984, Manager of Finance in 1989 and in 1993 was appointed as Treasurer of AmerenUE. He was elected Treasurer of Ameren in 1996. In addition to being Treasurer, he was elected to the position of Vice President in 2001. Mr. Birdsong is also an officer at various of our other subsidiaries.

Martin J. Lyons             36      Vice President                   2/14/03
                                    and Controller                  10/22/01
                                    (Principal Accounting Officer)

Mr. Lyons was appointed as Controller of Ameren in October 2001. In addition to being Controller, he was elected to the position of Vice President in 2003. He was previously employed by PricewaterhouseCoopers LLP for 13 years, most recently as a partner. Mr. Lyons is also an officer at various of our other subsidiaries.

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel                   7/1/98
                                    and Secretary                     9/1/98

Mr. Sullivan was elected Vice President, General Counsel and Secretary of Ameren in 1998. He was previously employed by Anheuser Busch Companies, Inc. as an attorney from 1995 to 1998. Mr. Sullivan is also an officer at various of our other subsidiaries.
                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenUE (Subsidiary)
---------------------
Charles W. Mueller          64      Chairman,                         8/30/01
                                    Chief Executive Officer,           1/1/94
                                    and Director                      6/11/93

Gary L. Rainwater           56      President and Chief Operating     8/30/01
                                    Officer and Director              4/28/98

Paul A. Agathen             55      Senior Vice President            10/12/01
                                    and Director                      4/28/98

Warner L. Baxter            41      Senior Vice President             8/30/01
                                    and Director                      4/22/99

Daniel F. Cole              49      Senior Vice President             7/12/99

Garry L. Randolph           54      Senior Vice President            10/16/00

Thomas R. Voss              55      Senior Vice President              6/1/99
                                    and Director                     10/25/01

David A. Whiteley           46      Senior Vice President             8/30/01

Ronald D. Affolter          49      Vice President                   10/16/00

Jerre E. Birdsong           48      Vice President                   10/12/01
                                    and Treasurer                      7/1/93

Martin J. Lyons             36      Vice President                    2/14/03
                                    and Controller                   10/22/01

Michael J. Montana*         56      Vice President                     7/1/88

Charles D. Naslund          50      Vice President                     2/1/99

William C. Shores*          64      Vice President                     7/1/88

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel                    7/1/98
                                    and Secretary                      9/1/98

Ronald C. Zdellar           58      Vice President                     9/1/02

                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenCIPS (Subsidiary)
-----------------------
Gary L. Rainwater           56      President and Chief Operating     1/1/98
                                    Officer and Director             12/2/97

Paul A. Agathen             55      Senior Vice President           10/12/01
                                    and Director                    12/31/97

Warner L. Baxter            41      Senior Vice President            8/30/01
                                    and Director                     4/22/99

Daniel F. Cole              49      Senior Vice President           10/12/01

Garry L. Randolph           54      Senior Vice President           10/12/01

Thomas R. Voss              55      Senior Vice President             6/1/99
                                    and Director                    10/12/01

David A. Whiteley           46      Senior Vice President           10/12/01

Jerre E. Birdsong           48      Vice President                  10/12/01
                                    and Treasurer                   12/31/97

J. L. Davis                 55      Vice President                    2/1/03

Martin J. Lyons             36      Vice President                   2/14/03
                                    and Controller                  10/22/01

Michael J. Montana*         56      Vice President                   4/28/98

Gilbert W. Moorman*         59      Vice President                    6/1/88

Craig D. Nelson             49      Vice President                   4/28/98

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel
                                    and Secretary                    11/7/98

                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
Ameren Services Company Subsidiary)
-----------------------------------

Charles W. Mueller          64     Chairman,                         8/30/01
                                   Chief Executive Officer,          11/4/97
                                   and Director

Gary L. Rainwater           56     President and Chief Operating     8/30/01
                                   Offier and Director               4/25/00

Paul A. Agathen             55     Senior Vice President            12/31/97
                                   and Director                      4/27/99

Warner L. Baxter            41     Senior Vice President             8/30/01
                                   and Director                      4/25/00

Daniel F. Cole              49     Senior Vice President              6/1/99

Thomas R. Voss              55     Senior Vice President              6/1/99
                                   and Director                     10/25/01

David A. Whiteley           46     Senior Vice President             8/30/01

Jerre E. Birdsong           48     Vice President                   10/12/01
                                   and Treasurer                    12/31/97

Mark C. Birk                38     Vice President                    2/14/03

Charles A. Bremer           58     Vice President                   12/31/97

J. L. Davis                 55     Vice President                   12/31/97

Martin J. Lyons             36     Vice President                    2/14/03
                                   and Controller                   10/22/01

Richard J. Mark             47     Vice President                     1/2/02

Donna K. Martin             55     Vice President                    5/15/02

Michael L. Menne            48     Vice President                     9/1/02

Michael J. Montana*         56     Vice President                    2/31/97

Michael G. Mueller          39     Vice President                    9/18/00

Craig D. Nelson             49     Vice President                    2/31/97

Gregory L. Nelson           45     Vice President                    2/16/99

J. Kay Smith                57     Vice President                     7/1/99

Steven R. Sullivan          42     Vice President Regulatory Policy,
                                   General Counsel                    7/1/98
                                   and Secretary                      9/1/98

Samuel E. Willis            58     Vice President                   12/31/97

Ronald C. Zdellar           58     Vice President                   12/31/97


                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenEnergy, Inc. (Subsidiary)
-------------------------------

Daniel F. Cole              49     President                         1/1/03

Jerre E. Birdsong           48     Vice President                  10/12/01
                                   and Treasurer                    9/15/98

Clarence J. Hopf            46     Vice President                   6/14/99

Steven R. Sullivan          42     Vice President Regulatory Policy,
                                   General Counsel
                                   and Secretary                    9/15/98


                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenEnergy Resources Company (Subsidiary)
-------------------------------------------

Daniel F. Cole              49      President                       8/30/01
                                    and Director                    9/15/99

Jerre E. Birdsong           48      Vice President                 10/12/01
                                    and Treasurer                   9/15/99

R. Alan Kelley              50      Vice President                 11/13/00

Michael L. Moehn            33      Vice President                   9/1/02

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel
                                    and Secretary                   9/15/99


                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenEnergy Generating Company (Subsidiary)
--------------------------------------------

Daniel F. Cole              49      President                       8/30/01
                                    and Director                     3/2/00

Paul A. Agathen             55      Senior Vice President          10/12/01
                                    and Director                     3/2/00

Warner L. Baxter            41      Senior Vice President           8/30/01
                                    and Director                   10/25/01

R. Alan Kelley              50      Senior Vice President            3/2/00

Garry L. Randolph           54      Senior Vice President          10/12/01

                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenEnergy Generating Company
(Subsidiary) (Continued)
-------------------------------

Thomas R. Voss              55      Senior Vice President          10/12/01

David A. Whiteley           46      Senior Vice President          10/12/01

Jerre E. Birdsong           48      Vice President                 10/12/01
                                    and Treasurer                    3/2/00

Martin J. Lyons             36      Vice President                  2/14/03
                                    and Controller                 10/22/01

Michael J. Montana*         56      Vice President                  11/6/00

Robert L. Powers            54      Vice President                   7/5/00

Jerry L. Simpson            46      Vice President                   3/2/00

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel
                                    and Secretary                    3/2/00


                                                              Date First Elected
                          Age At    Present Position and        or Appointed to
       Name              12/31/02   Business Experience        Present Position
       ----              --------   --------------------      ------------------
AmerenEnergy Fuels and
Services Company (Subsidiary)
-----------------------------

Daniel F. Cole              49      President                       8/30/01
                                    and Director                    9/18/00

Warner L. Baxter            41      Senior Vice President           8/30/01
                                    and Director                   10/25/01

Jerre E. Birdsong           48      Vice President                 10/12/01
                                    and Treasurer                   9/18/00

Martin J. Lyons             36      Vice President                  2/14/03
                                    and Controller                 10/22/01

Michael G. Mueller          39      Vice President                  9/18/00

Steven R. Sullivan          42      Vice President Regulatory Policy,
                                    General Counsel
                                    and Secretary                   9/18/00


* These individuals retired in 2003.

     All officers are elected or appointed annually by the respective Board of Directors of such company following the election of such Board at the annual meetings of shareholders. There are no family relationships between the foregoing officers of Ameren except that Charles W. Mueller is the father of Michael G. Mueller. Except for Gregory L. Nelson, Steven R. Sullivan, Martin J. Lyons, Richard J. Mark, Michael L. Moehn and Donna K. Martin each of the above-named executive officers has been employed by us for more than five years in executive or management positions. Mr. Nelson was previously employed as a tax attorney by the law firm of Thelen Reid & Priest LLP; Mr. Sullivan as an attorney by Anheuser Busch Companies, Inc.; Mr. Lyons as an accountant by PricewaterhouseCoopers LLP; Mr. Mark as Chief Executive Officer of St. Mary's Hospital by Ancilla Systems, Incorporated; Mr. Moehn as an accountant by PricewaterhouseCoopers LLP; and Ms. Martin in human resources by Faulding Pharmaceuticals.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     Information required to be reported by this item is included under Common Stock and Dividend Information on Page 69 of the 2002 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

     Information for the 1998-2002 period required to be reported by this item is included on Page 65 of the 2002 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required to be reported by this item is included on Pages 17 through 34 of the 2002 Annual Report and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required to be reported by this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 31 through 34 and Notes 3 and 16 to our Consolidated Financial Statements on Pages 46 and 47 and Pages 62 and 63, respectively, of the 2002 Annual Report and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements on Pages 35 through 64, the report thereon of PricewaterhouseCoopers LLP appearing on Page 16 and the Selected Quarterly Information on Page 67 of the 2002 Annual Report are incorporated herein by reference.

     Since the acquisition of CILCORP and CILCO on January 31, 2003, we have been conducting a review of their financial statements. As a result of this ongoing review, revenue, operating income, net income from continuing operations, and total assets for 2002 and 2001 may change from the disclosure made on Page 64 of the 2002 Annual Report in Note 18 - Subsequent Event to our Consolidated Financial Statements. CILCORP and AmerenCILCO intend to file a Form 12b-25 with the SEC on April 1, 2003 and file their respective Annual Reports on Form 10-K within 15 calendar days of March 31, 2003. You should refer to these filings, for any changes to revenue, operating income, net income from continuing operations, and total assets, which are expected to be noncash, and will have no impact on the financial statements of Ameren or the assumptions upon which the CILCORP acquisition was based.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors required to be reported by this item is included under Item (1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     Information required to be reported by this item is included under Executive Compensation in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.


                                  Number of Securities to                                       Number of Securities Remaining
                                  be Issued upon Exercise       Weighted Average Exercise        Available for Future Issuance
                                  of Outstanding Options,          Price of Outstanding            Under Equity Compensation
Plan Category                       Warrants and Rights        Options, Warrants and Rights                  Plans
-----------------------------    --------------------------    -----------------------------    --------------------------------
Equity Compensation Plans
Approved by Securityholders
(a)......                                  1,977,453                       $35.0965                        1,285,472(b)

Equity Compensation Plans
Not Approved by
Securityholders.........                     ------                          ------                            ------
-----------------------------    --------------------------    -----------------------------    --------------------------------

Total......................                1,977,453                       $35.0965                          1,285,472
-----------------------------    --------------------------    -----------------------------    --------------------------------

     (a) Consists of the Ameren Corporation Long-Term Incentive Plan of 1998 which was approved by shareholders in April 1998 and expires on April 1, 2008.
     (b) Excludes an aggregate of 449,422 restricted shares of our common stock issued under the Ameren Corporation Long-Term Incentive Plan of 1998 in 2001, 2002 and 2003.

     Additional information required to be reported by this item is included under Security Ownership in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information  required to be  reported  by this item is included  under Item
(1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

     Within  90 days  prior  to the  date  of this  report,  we  carried  out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ameren which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                                     PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

     (A)  Financial Statements:

     (1) Financial Statements of Ameren Corporation which are required to be filed by Item 8 of this report

                                                                                                Page From 2002
                                                                                                 Annual Report (a)
                                                                                                ------------------

          Report of Independent Accountants.....................................................       16
          Consolidated Statement of Income - Years Ended December 31, 2002, 2001, and 2000             35
          Consolidated Balance Sheet - December 31, 2002 and 2001...............................       36
          Consolidated Statement of Cash Flows - Years Ended December 31, 2002, 2001, and 2000         37
          Consolidated Statement of Common Shareholders' Equity
             - Years Ended December 31, 2002, 2001, and 2000....................................       38
          Notes to Consolidated Financial Statements............................................    39-64

          (a) Incorporated by reference from the indicated pages of the 2002
Annual Report.

     (2)  Financial Statement Schedule
              The following schedule, for the years ended December 31, 2002,
              2001 and 2000, should be read in conjunction with the
              aforementioned financial state- ments (schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements).
                                                                                                  Pages Herein
                                                                                                  ------------
              Report of Independent Accountants on Financial
                 Statement Schedule.............................................................        30
              Valuation and Qualifying Accounts (Schedule II)...................................        31

     (3) Exhibits filed with this report are listed on the Exhibit Index

     (B) Reports on Form 8-K

               We filed a report on Form 8-K dated December 10, 2002,  providing
               (i) updated information as to regulatory agency approvals of the CILCORP acquisition; (ii) the results of a voluntary retirement program and a related fourth quarter after tax charge to earnings; (iii) information regarding pension funding; (iv) generating plant closure information and a related fourth quarter after-tax charge to earnings; (v) updated information about FERC proceedings relating to the formation and operation of GridAmerica LLC as an independent transmission company within the Midwest Independent System Operator; (vi) a description of our comments to the FERC regarding its standard market design notice of proposed rule making; (vii) a discussion of risks associated with our access to capital markets; (viii) information on our agreement to sell additional shares of common stock in early 2003; and (ix) the status of our labor agreements.

     (C)  Exhibits

     Exhibit No.                   Description
     -----------                   -----------
       2.1 Stock purchase agreement, dated as of April 28, 2002, by and between The AES Corporation (AES) and Ameren (March 31, 2002 Form 10-Q, Exhibit 2.1).

       2.2 Membership Interest Purchase Agreement, dated as of April 28, 2002, by and between AES and Ameren (March 31, 2002 Form 10-Q, Exhibit 2.2).

       3.1(i) Restated Articles of Incorporation of Ameren (File No. 33-64165, Annex F).

       3.2(i) Certificate of Amendment to Ameren's Restated Articles of Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998 (1998 Form 10-K, Exhibit 3(i)).

       3.3(ii) By-Laws of Ameren as amended to December 31, 1997 (1997 Form 10-K, Exhibit 3(ii)).

       4.1 Indenture of Mortgage and Deed of Trust of AmerenUE dated June 15, 1937 (AmerenUE Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

       4.2          Supplemental Indentures to the AmerenUE Mortgage

                    Dated as of                   File Reference                            Exhibit No.
                    -----------                   --------------                            -----------
                    April 1, 1971          AmerenUE Form 8-K, April 1971                         6
                    February 1, 1974       AmerenUE Form 8-K, February 1974                      3
                    July 7, 1980           2-69821                                             4.6
                    December 1, 1991       33-45008                                            4.4
                    December 4, 1991       33-45008                                            4.5
                    January 1, 1992        AmerenUE Form 10-K, 1991                            4.6
                    October 1, 1992        AmerenUE Form 10-K, 1992                            4.6
                    December 1, 1992       AmerenUE Form 10-K, 1992                            4.7
                    February 1, 1993       AmerenUE Form 10-K, 1992                            4.8
                    May 1, 1993            AmerenUE Form 10-K, 1993                            4.6
                    August 1, 1993         AmerenUE Form 10-K, 1993                            4.7
                    October 1, 1993        AmerenUE Form 10-K, 1993                            4.8
                    January 1, 1994        AmerenUE Form 10-K, 1993                            4.9
                    February 1, 2000       AmerenUE Form 10-K, 2000                            4.1
                    August 15, 2002        AmerenUE Form 8-K, August 22, 2002                  4.3
                    March 5, 2003          AmerenUE Form 8-K, March 10, 2003                   4.4

       4.3 Indenture (for unsecured subordinated debt securities) of AmerenUE dated as of December 1, 1996 (AmerenUE 1996 Form 10-K, Exhibit 4.36).

       4.4 Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1991 between the Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A. (AmerenUE 1992 Form 10-K, Exhibit 4.37).

       4.5 Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1992 between the Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A. (AmerenUE 1992 Form 10-K, Exhibit 4.38).

       4.6 Fuel Lease dated as of February 24, 1981 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE 1980 Form 10-K, Exhibit 10.20).

     Exhibit No.                   Description
     -----------                   -----------
       4.7 Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (File No. 2-96198, Exhibit 4.28).

       4.8 Amendment to Fuel Lease dated as of October 15, 1986 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE September 30, 1986 Form 10-Q, Exhibit 4.3).

       4.9 Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.28).

       4.10 Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.29).

       4.11 Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.30).

       4.12 Indenture dated as of August 15, 2002 from AmerenUE to The Bank of New York, as Trustee, relating to senior secured debt securities (including the forms of senior secured debt securities as exhibits) (Ameren UE Form 8-K dated August 22, 2002, Exhibit 4.1).

       4.13 AmerenUE Company order dated August 22, 2002 establishing the 5.25% Senior Secured Notes due 2012 (AmerenUE Form 8-K dated August 22, 2002, Exhibit 4.2).

       4.14 AmerenUE Company order dated March 10, 2003 establishing the 5.50% Senior Secured Notes due 2034 (AmerenUE Form 8-K dated March 10, 2003, Exhibit 4.2).

       4.15 Indenture of Mortgage or Deed of Trust dated October 1, 1941, from Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick
                    J. Crowley are successor Trustees.) (Exhibit 2.01 in File No. 2-60232).

       4.16 Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952,
                    June 1,  1954,  February  1, 1958,  January 1, 1959,  May 1,
                    1963, May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970,
                    April 1, 1971, September 1, 1971, May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975, October 1, 1976,
                    November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992,
                    September 15, 1992,  April 1, 1993, June 1, 1995,  March 15,
                    1997,  June 1,  1997,  December  1,  1998 and  June 1,  2001
                    between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above as Exhibit 4.14 (Amended Exhibit 7(b) in File No. 2-7341; Second Amended
                    Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in File No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit
                    2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended
                    Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit
                    2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit
                    2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit
                    2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended
                    Exhibit  2.02(a) in File No.  2-66380;  and Amended  Exhibit
                    4.02 in File No. 33-3188; Exhibit 4.02 to AmerenCIPS Form 8-K dated May 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated July 1, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated September 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated March 30, 1993; Exhibit

                    4.03 to AmerenCIPS Form 8-K dated June 5, 1995; Exhibit 4.03 to AmerenCIPS Form 8-K dated March 15, 1997; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 1, 1997; Exhibit 4.2 in File No. 333-59438; Exhibit 4.1 to June 30, 2001 AmerenCIPS Form 10-Q.)

     Exhibit No.                   Description
     -----------                   -----------
       4.17 Agreement, dated as of October 9, 1998, between Ameren and EquiServe Trust Company, N.A. (as successor to First Chicago Trust Company of New York), as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (October 14, 1998 Form 8-K, Exhibit 4).

       4.18 Indenture dated as of December 1, 1998 from AmerenCIPS to The Bank of New York, as Trustee, relating to AmerenCIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.4, in File No. 333-59438).

       4.19 Indenture dated as of November 1, 2000 from AmerenEnergy Generating Company (Generating Company) to The Bank of New York, as Trustee, relating to the issuance of senior notes (File No. 333-56594, Exhibit 4.1).

       4.20 First Supplemental Indenture dated as of November 1, 2000 to Indenture dated as of November 1, 2000 from Generating
                    Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.2).

       4.21 Form of Second Supplemental Indenture dated as of June 12, 2001 to Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series C due 2005 and 8.35% Senior Note, Series D due 2010 (including as exhibit the form of Exchange Note) (File No. 333-56594, Exhibit 4.3).

       4.22 Third Supplemental Indenture dated as of June 1, 2002 to Indenture dated as of November 1, 2000 from Generating
                    Company to The Bank of New York, as Trustee, relating to Generating Company's 7.95% Senior Notes, Series E due 2032 (including as exhibit the form of Note) (June 30, 2002 Generating Company Form 10-Q, Exhibit 4.1).

       4.23 Fourth Supplemental Indenture dated as of January 15, 2003 to Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.95% Senior Notes, Series F due 2032 (including as exhibit the form of Exchange Note) (Generating Company 2002 Form 10-K, Exhibit 4.5).

       4.24 Indenture of Ameren with The Bank of New York, as Trustee, relating to senior debt securities dated as of December 1, 2001 (Ameren's Senior Indenture) (File No. 333-81774,
                    Exhibit 4.5).

       4.25 Ameren company order relating to $150 million Floating Rate Notes due December 12, 2003 issued under Ameren's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.6).

       4.26 Ameren company order relating to $100 million 5.70% Notes due February 1, 2007 issued under Ameren's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.7).

       4.27 Ameren company order relating to $345 million Notes due May 15, 2007 issued under Ameren's Senior Indenture (including the forms of notes and certificate of normal unit) (File No. 333-81774, Exhibit 4.8).

       4.28 Purchase Contract Agreement dated as of March 1, 2002 between Ameren and The Bank of New York, as purchase contract agent, relating to the 13,800,000 9.75% Adjustable Conversion-Rate Equity Security Units (Equity Security Units) (File No. 333-81774, Exhibit 4.15).

     Exhibit No.                   Description
     -----------                   -----------

       4.29 Pledge Agreement dated as of March 1, 2002 among Ameren, The Bank of New York, as purchase contract agent and BNY Trust Company of Missouri, as collateral agent, custodial agent and securities intermediary, relating to the Equity Security Units (File No. 333-81774, Exhibit 4.16).

       4.30 Indenture, dated as of October 18, 1999, between Midwest Energy, Inc and The Bank of New York, as Trustee; First
                    Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York (Designated in registration statement Form S-4 filed by CILCORP, Inc. (CILCORP) on November 4, 1999, as exhibits 4.1 and 4.2).

       4.31 Indenture of Mortgage and Deed of Trust between Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No.
                    1-2732,  as Exhibit  A, in Form 8-K for July 1958,  File No.
                    1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) in Form 8-K dated January 29, 1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated December 2, 1994, File No. 1-2732, as Exhibit (4).)

       10.1      *  Ameren's  Long-Term  Incentive Plan of 1998 (1998 Form 10-K,
                    Exhibit 10.1).

       10.2      *  Ameren's  Change of Control  Severance Plan (1998 Form 10-K,
                    Exhibit 10.2).

       10.3      *  Ameren's Deferred Compensation Plan for Members of the Board
                    of Directors (1998 Form 10-K, Exhibit 10.4).

       10.4      *  Ameren's  Deferred  Compensation  Plan  for  Members  of the
                    Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.1).

       10.5      *  Ameren's Executive Incentive  Compensation  Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.2).

       10.6 Asset Transfer Agreement between Generating Company and AmerenCIPS (June 30, 2000 AmerenCIPS Form 10-Q, Exhibit 10).

       10.7 Amended Electric Power Supply Agreement between Generating Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

       10.8         2nd  Amended   Electric  Power  Supply   Agreement   between
                    Generating Company and Marketing Co. (March 31, 2001 Form 10-Q, Exhibit 10.1).

       10.9 Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (File No. 333-56594, Exhibit 10.3).

     Exhibit No.                   Description
     -----------                   -----------

       10.10 Amended Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (March 31, 2001 Form 10-Q, Exhibit 10.2).

       10.11 Power Sales Agreement between Marketing Co. and AmerenUE (September 30, 2001 Generating Company Form 10-Q, Exhibit 10.1).

       10.12 Power Sales Agreement between Marketing Co. and AmerenUE (March 31, 2002 Generating Company Form 10-Q, Exhibit 10.1).

       10.13 Amended Joint Dispatch Agreement among Generating Company, AmerenCIPS and AmerenUE (File No. 333-56594, Exhibit 10.4).

       10.14 Lease Agreement dated as of December 1, 2002 between the City of Bowling Green, Missouri, as Lessor, and AmerenUE, as Lessee (AmerenUE 2002 Form 10-K, Exhibit 10.9).

       10.15 Trust Indenture dated as of December 1, 2002 between the City of Bowling Green, Missouri and Commerce Bank, N.A. as Trustee (AmerenUE 2002 Form 10-K, Exhibit 10.10).

       10.16 Bond Purchase Agreement dated as of December 20, 2002 between the City of Bowling Green, Missouri and AmerenUE as purchaser (AmerenUE 2002 Form 10-K, Exhibit 10.11).

       10.17    **  Amended and Restated Appendix I ITC Agreement dated February
                    14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica).

       10.18    **  Amended and Restated Limited  Liability Company Agreement of
                    GridAmerica dated February 14, 2003.

       10.19    **  Amended  and   Restated   Master   Agreement  by  and  among
                    GridAmerica,    GridAmerica   Holdings   Inc.,   GridAmerica
                    Companies and National Grid USA dated February 14, 2003.

       10.20    **  Amended  and  Restated  Operation  Agreement  by  and  among
                    AmerenUE, AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003.

       10.21     *  CILCO Executive  Deferral Plan. As amended  effective August
                    15, 1999 (CILCORP 1999 Form 10-K, Exhibit 10).

       10.22     *  CILCO Executive Deferral Plan II. As amended effective April
                    1, 1999 (CILCORP 1999 Form 10-K, Exhibit 10a).

       10.23     *  CILCO Benefit  Replacement Plan. As amended effective August
                    15, 1999 (CILCORP 1999 Form 10-K, Exhibit 10b).

       10.24     *  Retention  Agreement  between Central Illinois Light Company
                    (CILCO) and Scott A. Cisel dated October 16, 2001 (CILCORP 2001 Form 10-K, Exhibit 10c).

       10.25     *  Bonus Agreements  dated January 21, 2003,  between CILCO and
                    Robert J. Sprowls, Scott A. Cisel, James L. Luckey, III, and Thomas S. Romanowski (CILCORP 2002 Form 10-K, Exhibit 10d).

       10.26     *  CILCO Involuntary Severance Pay Plan effective July 16, 2001
                    (CILCORP 2001 Form 10-K, Exhibit 10e).

       10.27     *  CILCO Restructured  Executive Deferral Plan (approved August
                    15, 1999) (CILCORP 1999 Form 10-K, Exhibit 10e).

     Exhibit No.                   Description
     -----------                   -----------

       12.1     **  Statement  of  Computation  of  Ratio of  Earnings  to Fixed
                    Charges and Preferred Stock Dividend Requirements.

       13.1     **  Those pages of the 2002 Annual Report incorporated herein by reference.

       21.1     **  Subsidiaries of Ameren.

       23.1     **  Consent of Independent Accountants.

       24.1     **  Power of Attorney.

       99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

       99.2     **  Certificate of Chief Executive  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

       99.3     **  Certificate of Chief Financial  Officer  required by Section
                    906    of     the     Sarbanes-Oxley     Act    of     2002.
       ----------------------------
        *Management compensatory plan or arrangement.
       **Filed herewith.


     Exhibits Available Upon Request
     -------------------------------

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

Note: Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

          Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

          Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

          Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-8946.

          Reports of Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE
                        ---------------------------------






To the Board of Directors
of Ameren Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 13, 2003 appearing in the 2002 Annual Report to Shareholders of Ameren Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 13, 2003


                                                                       AMEREN CORPORATION
                                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



    Col. A.                            Col. B                      Col. C                             Col. D              Col. E
    ------                             ------                      ------                             ------              ------

                                                                  Additions
                                                       ---------------------------------
                                                          (1)                   (2)
                                     Balance at        Charged to                                                       Balance at
                                     beginning         costs and            Charged to                                    end of
   Description                       of period         expenses           other accounts             Deductions           period
   -----------                       ----------        ----------         --------------             ----------         ----------
                                                                                                       (Note)
Year ended December 31, 2002

Reserves deducted in the balance
 sheet from assets to which they
 apply:

   Allowance for doubtful accounts   $8,783,464        $19,993,000                                    $21,426,933       $7,349,531
                                     ==========        ===========                                    ===========       ==========




Year ended December 31, 2001

Reserves deducted in the balance
 sheet from assets to which they
 apply:

    Allowance for doubtful accounts  $8,028,034        $23,654,000                                    $22,898,570       $8,783,464
                                     ==========        ===========                                    ===========       ==========




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

                                           AMEREN CORPORATION
                                              (Registrant)


Date:  March 31, 2003                      By     /s/ Charles W. Mueller
                                             -----------------------------------
                                                      Charles W. Mueller
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                    Title                              Date
       ---------                    -----                              ----

/s/ Charles W. Mueller      Chairman, Chief Executive             March 31, 2003
------------------------    Officer and Director
    Charles W. Mueller      (Principal Executive Officer)

/s/ Gary L. Rainwater       President and Chief Operating Officer March 31, 2003
------------------------
    Gary L. Rainwater

/s/ Warner L. Baxter        Senior Vice President, Finance        March 31, 2003
------------------------    (Principal Financial Officer)
    Warner L. Baxter

/s/ Martin J. Lyons         Vice President and Controller         March 31, 2003
------------------------    (Principal Accounting Officer)
    Martin J. Lyons

           *                Director                              March 31, 2003
------------------------
    William E. Cornelius

           *                Director                              March 31, 2003
------------------------
   Clifford L. Greenwalt

           *                Director                              March 31, 2003
------------------------
   Thomas A. Hays

           *                Director                              March 31, 2003
-------------------------
   Richard A. Liddy

           *                Director                              March 31, 2003
-------------------------
   Gordon R. Lohman

           *                Director                              March 31, 2003
-------------------------
   Richard A. Lumpkin

           *                Director                              March 31, 2003
-------------------------
   John Peters MacCarthy

           *                Director                              March 31, 2003
--------------------------
   Hanne M. Merriman

           *                Director                              March 31, 2003
---------------------------
   Paul L. Miller, Jr.

           *                Director                              March 31, 2003
---------------------------
   Harvey Saligman

           *                Director                              March 31, 2003
---------------------------
   James W. Wogsland


*By  /s/ Steven R. Sullivan                                       March 31, 2003
    ------------------------------------
         Steven R. Sullivan
          Attorney-in-Fact

                                 CERTIFICATIONS



     I, Charles W. Mueller, certify that:



     1.   I have reviewed this annual report on Form 10-K of Ameren Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                        /s/ Charles W. Mueller
                                             -----------------------------------
                                             Charles W. Mueller
                                             Chief Executive Officer

     I, Warner L. Baxter, certify that:



     1.   I have reviewed this annual report on Form 10-K of Ameren Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                        /s/ Warner L. Baxter
                                             -----------------------------------
                                             Warner L. Baxter
                                             Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit No.                   Description
     -----------                   -----------

       2.1 Stock purchase agreement, dated as of April 28, 2002, by and between The AES Corporation (AES) and Ameren (March 31, 2002 Form 10-Q, Exhibit 2.1).

       2.2 Membership Interest Purchase Agreement, dated as of April 28, 2002, by and between AES and Ameren (March 31, 2002 Form 10-Q, Exhibit 2.2).

       3.1(i) Restated Articles of Incorporation of Ameren (File No. 33-64165, Annex F).

       3.2(i) Certificate of Amendment to Ameren's Restated Articles of Incorporation filed with the Secretary of State of the State of Missouri on December 14, 1998 (1998 Form 10-K, Exhibit 3(i)).

       3.3(ii) By-Laws of Ameren as amended to December 31, 1997 (1997 Form 10-K, Exhibit 3(ii)).

       4.1 Indenture of Mortgage and Deed of Trust of AmerenUE dated June 15, 1937 (AmerenUE Mortgage), as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941 (File No. 2-4940, Exhibit B-1).

       4.2          Supplemental Indentures to the AmerenUE Mortgage

                    Dated as of                   File Reference                            Exhibit No.
                    -----------                   --------------                            -----------
                    April 1, 1971          AmerenUE Form 8-K, April 1971                         6
                    February 1, 1974       AmerenUE Form 8-K, February 1974                      3
                    July 7, 1980           2-69821                                             4.6
                    December 1, 1991       33-45008                                            4.4
                    December 4, 1991       33-45008                                            4.5
                    January 1, 1992        AmerenUE Form 10-K, 1991                            4.6
                    October 1, 1992        AmerenUE Form 10-K, 1992                            4.6
                    December 1, 1992       AmerenUE Form 10-K, 1992                            4.7
                    February 1, 1993       AmerenUE Form 10-K, 1992                            4.8
                    May 1, 1993            AmerenUE Form 10-K, 1993                            4.6
                    August 1, 1993         AmerenUE Form 10-K, 1993                            4.7
                    October 1, 1993        AmerenUE Form 10-K, 1993                            4.8
                    January 1, 1994        AmerenUE Form 10-K, 1993                            4.9
                    February 1, 2000       AmerenUE Form 10-K, 2000                            4.1
                    August 15, 2002        AmerenUE Form 8-K, August 22, 2002                  4.3
                    March 5, 2003          AmerenUE Form 8-K, March 10, 2003                   4.4

       4.3 Indenture (for unsecured subordinated debt securities) of AmerenUE dated as of December 1, 1996 (AmerenUE 1996 Form 10-K, Exhibit 4.36).

       4.4 Loan Agreement dated as of December 1, 1991 between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1991 between the Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A. (AmerenUE 1992 Form 10-K, Exhibit 4.37).

       4.5 Loan Agreement dated as of December 1, 1992, between the State Environmental Improvement and Energy Resources Authority and AmerenUE, together with Indenture of Trust dated as of December 1, 1992 between the Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A. (AmerenUE 1992 Form 10-K, Exhibit 4.38).

       4.6 Fuel Lease dated as of February 24, 1981 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE 1980 Form 10-K, Exhibit 10.20).

     Exhibit No.                   Description
     -----------                   -----------
       4.7 Amendments to Fuel Lease dated as of May 8, 1984 and October 15, 1984, respectively, between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (File No. 2-96198, Exhibit 4.28).

       4.8 Amendment to Fuel Lease dated as of October 15, 1986 between AmerenUE, as lessee, and Gateway Fuel Company, as lessor, covering nuclear fuel (AmerenUE September 30, 1986 Form 10-Q, Exhibit 4.3).

       4.9 Series 1998A Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.28).

       4.10 Series 1998B Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.29).

       4.11 Series 1998C Loan Agreement dated as of September 1, 1998 between The State Environmental Improvement and Energy Resources Authority of the State of Missouri and AmerenUE (AmerenUE September 30, 1998 Form 10-Q, Exhibit 4.30).

       4.12 Indenture dated as of August 15, 2002 from AmerenUE to The Bank of New York, as Trustee, relating to senior secured debt securities (including the forms of senior secured debt securities as exhibits) (Ameren UE Form 8-K dated August 22, 2002, Exhibit 4.1).

       4.13 AmerenUE Company order dated August 22, 2002 establishing the 5.25% Senior Secured Notes due 2012 (AmerenUE Form 8-K dated August 22, 2002, Exhibit 4.2).

       4.14 AmerenUE Company order dated March 10, 2003 establishing the 5.50% Senior Secured Notes due 2034 (AmerenUE Form 8-K dated March 10, 2003, Exhibit 4.2).

       4.15 Indenture of Mortgage or Deed of Trust dated October 1, 1941, from Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick
                    J. Crowley are successor Trustees.) (Exhibit 2.01 in File No. 2-60232).

       4.16 Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952,
                    June 1,  1954,  February  1, 1958,  January 1, 1959,  May 1,
                    1963, May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970,
                    April 1, 1971, September 1, 1971, May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975, October 1, 1976,
                    November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992,
                    September 15, 1992,  April 1, 1993, June 1, 1995,  March 15,
                    1997,  June 1,  1997,  December  1,  1998 and  June 1,  2001
                    between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above as Exhibit 4.14 (Amended Exhibit 7(b) in File No. 2-7341; Second Amended
                    Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in File No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit
                    2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended
                    Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit
                    2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit
                    2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit
                    2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended
                    Exhibit  2.02(a) in File No.  2-66380;  and Amended  Exhibit
                    4.02 in File No. 33-3188; Exhibit 4.02 to AmerenCIPS Form 8-K dated May 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated July 1, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated September 15, 1992; Exhibit 4.02 to AmerenCIPS Form 8-K dated March 30, 1993; Exhibit

                    4.03 to AmerenCIPS Form 8-K dated June 5, 1995; Exhibit 4.03 to AmerenCIPS Form 8-K dated March 15, 1997; Exhibit 4.03 to AmerenCIPS Form 8-K dated June 1, 1997; Exhibit 4.2 in File No. 333-59438; Exhibit 4.1 to June 30, 2001 AmerenCIPS Form 10-Q.)

     Exhibit No.                   Description
     -----------                   -----------

       4.17 Agreement, dated as of October 9, 1998, between Ameren and EquiServe Trust Company, N.A. (as successor to First Chicago Trust Company of New York), as Rights Agent, which includes the form of Certificate of Designation of the Preferred Shares as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (October 14, 1998 Form 8-K, Exhibit 4).

       4.18 Indenture dated as of December 1, 1998 from AmerenCIPS to The Bank of New York, as Trustee, relating to AmerenCIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.4, in File No. 333-59438).

       4.19 Indenture dated as of November 1, 2000 from AmerenEnergy Generating Company (Generating Company) to The Bank of New York, as Trustee, relating to the issuance of senior notes (File No. 333-56594, Exhibit 4.1).

       4.20 First Supplemental Indenture dated as of November 1, 2000 to Indenture dated as of November 1, 2000 from Generating
                    Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.2).

       4.21 Form of Second Supplemental Indenture dated as of June 12, 2001 to Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.75% Senior Notes, Series C due 2005 and 8.35% Senior Note, Series D due 2010 (including as exhibit the form of Exchange Note) (File No. 333-56594, Exhibit 4.3).

       4.22 Third Supplemental Indenture dated as of June 1, 2002 to Indenture dated as of November 1, 2000 from Generating
                    Company to The Bank of New York, as Trustee, relating to Generating Company's 7.95% Senior Notes, Series E due 2032 (including as exhibit the form of Note) (June 30, 2002 Generating Company Form 10-Q, Exhibit 4.1).

       4.23 Fourth Supplemental Indenture dated as of January 15, 2003 to Indenture dated as of November 1, 2000 from Generating Company to The Bank of New York, as Trustee, relating to Generating Company's 7.95% Senior Notes, Series F due 2032 (including as exhibit the form of Exchange Note) (Generating Company 2002 Form 10-K, Exhibit 4.5).

       4.24 Indenture of Ameren with The Bank of New York, as Trustee, relating to senior debt securities dated as of December 1, 2001 (Ameren's Senior Indenture) (File No. 333-81774,
                    Exhibit 4.5).

       4.25 Ameren company order relating to $150 million Floating Rate Notes due December 12, 2003 issued under Ameren's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.6).

       4.26 Ameren company order relating to $100 million 5.70% Notes due February 1, 2007 issued under Ameren's Senior Indenture (including the forms of notes) (File No. 333-81774, Exhibit 4.7).

       4.27 Ameren company order relating to $345 million Notes due May 15, 2007 issued under Ameren's Senior Indenture (including the forms of notes and certificate of normal unit) (File No. 333-81774, Exhibit 4.8).

       4.28 Purchase Contract Agreement dated as of March 1, 2002 between Ameren and The Bank of New York, as purchase contract agent, relating to the 13,800,000 9.75% Adjustable Conversion-Rate Equity Security Units (Equity Security Units) (File No. 333-81774, Exhibit 4.15).

     Exhibit No.                   Description
     -----------                   -----------

       4.29 Pledge Agreement dated as of March 1, 2002 among Ameren, The Bank of New York, as purchase contract agent and BNY Trust Company of Missouri, as collateral agent, custodial agent and securities intermediary, relating to the Equity Security Units (File No. 333-81774, Exhibit 4.16).

       4.30 Indenture, dated as of October 18, 1999, between Midwest Energy, Inc and The Bank of New York, as Trustee; First
                    Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York (Designated in registration statement Form S-4 filed by CILCORP, Inc. (CILCORP) on November 4, 1999, as exhibits 4.1 and 4.2).

       4.31 Indenture of Mortgage and Deed of Trust between Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No.
                    1-2732,  as Exhibit  A, in Form 8-K for July 1958,  File No.
                    1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) in Form 8-K dated January 29, 1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated December 2, 1994, File No. 1-2732, as Exhibit (4).)

       10.1      *  Ameren's  Long-Term  Incentive Plan of 1998 (1998 Form 10-K,
                    Exhibit 10.1).

       10.2      *  Ameren's  Change of Control  Severance Plan (1998 Form 10-K,
                    Exhibit 10.2).

       10.3      *  Ameren's Deferred Compensation Plan for Members of the Board
                    of Directors (1998 Form 10-K, Exhibit 10.4).

       10.4      *  Ameren's  Deferred  Compensation  Plan  for  Members  of the
                    Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.1).

       10.5      *  Ameren's Executive Incentive  Compensation  Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Form 10-K, Exhibit 10.2).

       10.6 Asset Transfer Agreement between Generating Company and AmerenCIPS (June 30, 2000 AmerenCIPS Form 10-Q, Exhibit 10).

       10.7 Amended Electric Power Supply Agreement between Generating Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

       10.8         2nd  Amended   Electric  Power  Supply   Agreement   between
                    Generating Company and Marketing Co. (March 31, 2001 Form 10-Q, Exhibit 10.1).

       10.9 Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (File No. 333-56594, Exhibit 10.3).

     Exhibit No.                   Description
     -----------                   -----------

       10.10 Amended Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (March 31, 2001 Form 10-Q, Exhibit 10.2).

       10.11 Power Sales Agreement between Marketing Co. and AmerenUE (September 30, 2001 Generating Company Form 10-Q, Exhibit 10.1).

       10.12 Power Sales Agreement between Marketing Co. and AmerenUE (March 31, 2002 Generating Company Form 10-Q, Exhibit 10.1).

       10.13 Amended Joint Dispatch Agreement among Generating Company, AmerenCIPS and AmerenUE (File No. 333-56594, Exhibit 10.4).

       10.14 Lease Agreement dated as of December 1, 2002 between the City of Bowling Green, Missouri, as Lessor, and AmerenUE, as Lessee (AmerenUE 2002 Form 10-K, Exhibit 10.9).

       10.15 Trust Indenture dated as of December 1, 2002 between the City of Bowling Green, Missouri and Commerce Bank, N.A. as Trustee (AmerenUE 2002 Form 10-K, Exhibit 10.10).

       10.16 Bond Purchase Agreement dated as of December 20, 2002 between the City of Bowling Green, Missouri and AmerenUE as purchaser (AmerenUE 2002 Form 10-K, Exhibit 10.11).

       10.17    **  Amended and Restated Appendix I ITC Agreement dated February
                    14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica).

       10.18    **  Amended and Restated Limited  Liability Company Agreement of
                    GridAmerica dated February 14, 2003.

       10.19    **  Amended  and   Restated   Master   Agreement  by  and  among
                    GridAmerica,    GridAmerica   Holdings   Inc.,   GridAmerica
                    Companies and National Grid USA dated February 14, 2003.

       10.20    **  Amended  and  Restated  Operation  Agreement  by  and  among
                    AmerenUE, AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003.

       10.21     *  CILCO Executive  Deferral Plan. As amended  effective August
                    15, 1999 (CILCORP 1999 Form 10-K, Exhibit 10).

       10.22     *  CILCO Executive Deferral Plan II. As amended effective April
                    1, 1999 (CILCORP 1999 Form 10-K, Exhibit 10a).

       10.23     *  CILCO Benefit  Replacement Plan. As amended effective August
                    15, 1999 (CILCORP 1999 Form 10-K, Exhibit 10b).

       10.24     *  Retention  Agreement  between Central Illinois Light Company
                    (CILCO) and Scott A. Cisel dated October 16, 2001 (CILCORP 2001 Form 10-K, Exhibit 10c).

       10.25     *  Bonus Agreements  dated January 21, 2003,  between CILCO and
                    Robert J. Sprowls, Scott A. Cisel, James L. Luckey, III, and Thomas S. Romanowski (CILCORP 2002 Form 10-K, Exhibit 10d).

       10.26     *  CILCO Involuntary Severance Pay Plan effective July 16, 2001
                    (CILCORP 2001 Form 10-K, Exhibit 10e).

       10.27     *  CILCO Restructured  Executive Deferral Plan (approved August
                    15, 1999) (CILCORP 1999 Form 10-K, Exhibit 10e).

     Exhibit No.                   Description
     -----------                   -----------

       12.2     **  Statement  of  Computation  of  Ratio of  Earnings  to Fixed
                    Charges and Preferred Stock Dividend Requirements.

       13.2     **  Those pages of the 2002 Annual Report incorporated herein by reference.

       21.2     **  Subsidiaries of Ameren.

       23.2     **  Consent of Independent Accountants.

       24.2     **  Power of Attorney.

       99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

       99.2     **  Certificate of Chief Executive  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

       99.3     **  Certificate of Chief Financial  Officer  required by Section
                    906    of     the     Sarbanes-Oxley     Act    of     2002.
       ----------------------------
        *Management compensatory plan or arrangement.
       **Filed herewith.