Form 10-K/A
period 2002-12-31
AMEREN CORP
filed 2003-04-01
CIK 1002910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

         All documents identified as being filed with our Form 10-K for the fiscal year ended December 31, 2002 were filed except Exhibit No. 13.1 "Those pages of the 2002 Annual Report incorporated herein by reference" which is being filed with this amendment to Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (C)  Exhibits

         EXHIBIT NO.                          DESCRIPTION

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

      EXHIBIT NO.                       DESCRIPTION

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

         EXHIBIT NO.                           DESCRIPTION

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

         10.17 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (2002 Form 10-K, Exhibit 10.17).

         10.18 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (2002 Form 10-K,
                      Exhibit 10.18)

         10.19 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (2002 Form 10-K, Exhibit 10.19).

         10.20 Amended and Restated Operation Agreement by and among AmerenUE, AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (2002 Form 10-K, Exhibit 10.20).

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

         10.26     *  CILCO Involuntary Severance Pay Plan effective July 16,
                      2001 (CILCORP 2001 Form 10-K, Exhibit 10e).

         10.27     *  CILCO Restructured Executive Deferral Plan (approved
                      August 15, 1999) (CILCORP 1999 Form 10-K, Exhibit 10e).

         EXHIBIT NO.              DESCRIPTION

         12.1 Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements (2002 Form 10-K, Exhibit 12.1).

         13.1     **  Those pages of the 2002 Annual Report incorporated herein by reference.

         21.1         Subsidiaries of Ameren (2002 Form 10-K, Exhibit 21.1).

         23.1         Consent of Independent Accountants (2002 Form 10-K,
                      Exhibit 23.1).

         24.1         Power of Attorney (2002 Form 10-K, Exhibit 24.1).

         99.1 Stipulation and Agreement dated July 15, 2002 in Missouri Public Service Commission (as No. EC-2002-1 (earnings complaint case against AmerenUE) File Nos. 333-87506 and 333-87506-01, Exhibit 99.1).

         99.2 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K,
                      Exhibit 99.2).

         99.3 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K,
                      Exhibit 99.3).

         ----------------------------
         *  Management compensatory plan or arrangement.

         ** Filed herewith.


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

                                             AMEREN CORPORATION
                                                 (Registrant)

Date       April 1, 2003                     By    /s/ MARTIN J. LYONS
       -----------------------                   -------------------------------
                                                        Martin J. Lyons
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)


                                 CERTIFICATIONS



         I, Charles W. Mueller, certify that:



         1. I have reviewed this annual report on Form 10-K/A of Ameren Corporation;

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



Date:  April 1, 2003                          /s/ Charles W. Mueller
                                              ----------------------------------
                                              Charles W. Mueller
                                              Chief Executive Officer


         I, Warner L. Baxter, certify that:



         1. I have reviewed this annual report on Form 10-K/A of Ameren Corporation;

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



Date:  April 1, 2003                         /s/ Warner L. Baxter
                                            ------------------------------------
                                            Warner L. Baxter
                                            Chief Financial Officer