Form 10-Q
period 2003-06-30
AMEREN CORP
filed 2003-08-14
CIK 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 2003

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

     Shares outstanding of each of the registrant's classes of common stock as of August 11, 2003: Common Stock, $.01 par value - 161,799,616.


                               AMEREN CORPORATION

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I.     Financial Information

   ITEM 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheet at June 30, 2003 and December 31, 2002................................       2
            Consolidated Statement of Income for the three and six months ended June 30, 2003 and 2002.......       3
            Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002.............       4
            Consolidated Statement of Common Stockholders' Equity for the three and six months ended June 30,
            2003 and 2002....................................................................................       5
            Notes to Consolidated Financial Statements.......................................................       6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      19

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      29

   ITEM 4.  Controls and Procedures..........................................................................      32

            Forward-Looking Statements.......................................................................      32

PART II.    Other Information

   ITEM 1.  Legal Proceedings................................................................................      34

   ITEM 4.  Submission of Matters to a Vote of Security Holders..............................................      35

   ITEM 5.  Other Information................................................................................      35

   ITEM 6.  Exhibits and Reports on Form 8-K.................................................................      36

SIGNATURE....................................................................................................      38

     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section  21E of  the  Securities  Exchange  Act  of  1934.  Forward-looking statements  should be read with the  cautionary  statements  and  important
     factors   included   in  this  Form  10-Q  at  Part  I  under  the  heading
     "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical  fact,  including those statements that are  identified  by  the  use  of  the  words  "anticipates,"  "estimates,"
     "expects,"   "intends,"  "plans,"   "predicts,"   "projects,"  and  similar
     expressions.


                              PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                     AMEREN CORPORATION
                                 CONSOLIDATED BALANCE SHEET
                     (Unaudited, in millions, except per share amounts)

                                                                       June 30,    December 31,
                                                                         2003           2002
                                                                       --------    ------------

ASSETS:
Property and plant, net                                                $ 10,197    $  8,840
Investments and other assets:
   Investments                                                              168          38
   Nuclear decommissioning trust fund                                       191         172
   Goodwill and other intangibles, net                                      620           -
   Other assets                                                             313         307
                                                                       ---------   ---------
         Total investments and other assets                               1,292         517
                                                                       ---------   ---------
Current assets:
   Cash and cash equivalents                                                101         628
   Accounts receivable - trade (less allowance for doubtful
         accounts of $9 and $7, respectively)                               299         266
   Unbilled revenue                                                         257         176
   Miscellaneous accounts and notes receivable                               56          44
   Materials and supplies, at average cost                                  420         299
   Other current assets                                                      44          39
                                                                       ---------   ---------
         Total current assets                                             1,177       1,452
                                                                       ---------   ---------
Regulatory assets                                                           791         690
                                                                       ---------   ---------
Total Assets                                                           $ 13,457    $ 11,499
                                                                       =========   =========

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, $.01 par value, 400.0 shares authorized -
     shares outstanding of 161.7 and 154.1, respectively               $      2    $      2
   Other paid-in capital, principally premium on common stock             2,500       2,203
   Retained earnings                                                      1,745       1,739
   Accumulated other comprehensive income (loss)                           (100)        (93)
   Other                                                                    (10)         (9)
                                                                       ---------   ---------
      Total common stockholders' equity                                   4,137       3,842
                                                                       ---------   ---------
   Preferred stock not subject to mandatory redemption                      213         193
   Long-term debt, net                                                    4,177       3,433
   Preferred stock subject to mandatory redemption                           22           -
                                                                       ---------   ---------
         Total capitalization                                             8,549       7,468
                                                                       ---------   ---------
Minority interest in consolidated subsidiaries                               19          15
Current liabilities:
   Current maturities of long-term debt                                     407         339
   Short-term debt                                                          180         271
   Accounts and wages payable                                               297         369
   Asset retirement obligations                                               4           -
   Taxes accrued                                                            163          45
   Other current liabilities                                                212         177
                                                                      ---------    ---------
         Total current liabilities                                        1,263       1,201
                                                                      ---------    ---------
Accumulated deferred income taxes                                         1,964       1,707
Accumulated deferred investment tax credits                                 156         149
Regulatory liabilities                                                      123         136
Asset retirement obligations                                                403         174
Accrued pension liabilities                                                 539         377
Other deferred credits and liabilities                                      441         272
                                                                       ---------   ---------
Total Capital and Liabilities                                          $ 13,457    $ 11,499
                                                                       =========   =========

See Notes to Consolidated Financial Statements.



                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in millions, except per share amounts)

                                                           Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
                                                           ------------------    -------------------
                                                             2003       2002       2003        2002
                                                           ------------------    -------------------
OPERATING REVENUES:
   Electric                                                $   968    $   930    $ 1,824    $ 1,677
   Gas                                                         118         47        368        172
   Other                                                         2          1          4          3
                                                           --------   --------   --------   --------
      Total operating revenues                               1,088        978      2,196      1,852
                                                           --------   --------   --------   --------
OPERATING EXPENSES:
   Fuel and purchased power                                    228        204        449        407
   Gas                                                          87         27        272        112
   Other operations and maintenance                            314        295        613        557
   Depreciation and amortization                               132        106        256        213
   Income taxes                                                 67         83        119        121
   Other taxes                                                  77         69        155        137
                                                           --------   --------   --------   --------
      Total operating expenses                                 905        784      1,864      1,547
                                                           --------   --------   --------   --------

OPERATING INCOME                                               183        194        332        305

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction           1          -          1          2
   Miscellaneous, net -
     Miscellaneous income                                        5          5         11          8
     Miscellaneous expense                                      (8)       (39)       (11)       (43)
     Income taxes                                                -         10          -         10
                                                           --------   --------   --------   --------
      Total other income and (deductions)                       (2)       (24)         1        (23)
                                                           --------   --------   --------   --------


INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest                                                     70         53        138        105
   Allowance for borrowed funds used during construction        (1)        (1)        (3)        (3)
   Preferred dividends of subsidiaries                           2          3          5          6
                                                           --------   --------   --------   --------
      Net interest charges and preferred dividends              71         55        140        108
                                                           --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                     110        115        193        174

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                             -          -         18          -
                                                           --------   --------   --------   --------

NET INCOME                                                 $   110    $   115    $   211    $   174
                                                           ========   ========   ========   ========

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
    Income before cumulative effect of change
         in accounting principle                           $  0.68    $  0.80    $  1.21    $  1.22
    Cumulative effect of change in accounting
         principle, net of income taxes                          -          -       0.11          -
                                                           --------   --------   --------   --------
    Net income                                             $  0.68    $  0.80    $  1.32    $  1.22
                                                           ========   ========   ========   ========

AVERAGE COMMON SHARES OUTSTANDING                            161.2      144.4      160.1      142.1



See Notes to Consolidated Financial Statements.


                           AMEREN CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited, in millions)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                      ----------------
                                                                                       2003     2002
                                                                                      -----    -----
Cash Flows From Operating:
   Net income                                                                         $ 211    $ 174
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of change in accounting principle                               (18)       -
      Depreciation and amortization                                                     256      213
      Amortization of nuclear fuel                                                       16       16
      Amortization of debt issuance costs and premium/discounts                           5        4
      Allowance for funds used during construction                                       (4)      (5)
      Deferred income taxes, net                                                         (9)      (6)
      Deferred investment tax credits, net                                               (6)      (4)
      Other                                                                              (7)       -
      Changes in assets and liabilities, excluding the effects of the acquisitions:
        Receivables, net                                                                  6      (74)
        Materials and supplies                                                          (14)      32
        Accounts and wages payable                                                     (149)    (139)
        Taxes accrued                                                                    99      107
        Assets, other                                                                    17      (12)
        Liabilities, other                                                               27       40
                                                                                      ------   ------
Net cash provided by operating activities                                               430      346
                                                                                      ------   ------

Cash Flows From Investing:
   Construction expenditures                                                           (332)    (401)
   Acquisitions, net of cash acquired                                                  (489)       -
   Allowance for funds used during construction                                           4        5
   Nuclear fuel expenditures                                                             (1)     (16)
   Other                                                                                  2        1
                                                                                      ------   ------
Net cash used in investing activities                                                  (816)    (411)
                                                                                      ------   ------

Cash Flows From Financing:
   Dividends on common stock                                                           (205)    (182)
   Capital issuance costs                                                               (11)     (23)
   Redemptions:
      Nuclear fuel lease                                                                (20)       -
      Short-term debt                                                                   (91)    (637)
      Long-term debt                                                                   (420)      (5)
   Issuances:
      Common stock                                                                      308      269
      Nuclear fuel lease                                                                  -        6
      Long-term debt                                                                    298      720
                                                                                      ------   ------
Net cash provided by (used in) financing activities                                    (141)     148
                                                                                      ------   ------

Net change in cash and cash equivalents                                                (527)      83
Cash and cash equivalents at beginning of year                                          628       67
                                                                                      ------   ------
Cash and cash equivalents at end of period                                            $ 101    $ 150
                                                                                      ======   ======

Cash paid during the periods:
   Interest                                                                           $ 133    $  99
   Income taxes, net                                                                    100       77

See Notes to Consolidated Financial Statements.

                                       4


                         AMEREN CORPORATION
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                      (Unaudited, in millions)


                                                                              Three Months Ended     Six Months Ended
                                                                                       June 30,          June 30,
                                                                             ------------------    -------------------
                                                                               2003       2002       2003       2002
                                                                             --------   -------    --------   --------
Common stock
   Beginning balance                                                         $     2    $     1    $     2    $     1
   Shares issued                                                                   -          -          -          -
                                                                             --------   --------   --------   --------
                                                                                   2          1          2          1
                                                                             --------   --------   --------   --------

Other paid-in capital
   Beginning balance                                                           2,480      1,804      2,203      1,614
   Shares issued (less issuance costs of $-, $-, $8 and $9, respectively)         23         23        300        260
   Contracted stock purchase payment obligations                                   -          -          -        (46)
   Employee stock awards                                                          (3)        (1)        (3)        (2)
                                                                             --------   --------   --------   --------
                                                                               2,500      1,826      2,500      1,826
                                                                             --------   --------   --------   --------

Retained earnings
   Beginning balance                                                           1,738      1,701      1,739      1,733
   Net income                                                                    110        115        211        174
   Dividends                                                                    (103)       (91)      (205)      (182)
                                                                             --------   --------   --------   --------
                                                                               1,745      1,725      1,745      1,725
                                                                             --------   --------   --------   --------

Accumulated other comprehensive income (loss)
   Beginning balance - derivative financial instruments                            6          -          9          5
   Change in derivative financial instruments in current period                   (4)         3         (7)        (2)
                                                                             --------   --------   --------   --------
                                                                                   2          3          2          3
                                                                             --------   --------   --------   --------
   Beginning balance - minimum pension liability                                (102)         -       (102)         -
   Change in minimum pension liability in current period                           -          -          -          -
                                                                             --------   --------   --------   --------
                                                                                (102)         -       (102)         -
                                                                             --------   --------   --------   --------
                                                                                (100)         3       (100)         3
                                                                             --------   --------   --------   --------

Other
   Beginning balance                                                             (14)       (10)        (9)        (4)
   Restricted stock compensation awards                                            -          -         (5)        (7)
   Compensation amortized and mark-to-market adjustments                           4          -          4          1
                                                                             --------   --------   --------   --------
                                                                                 (10)       (10)       (10)       (10)
                                                                             --------   --------   --------   --------

Total common stockholders' equity                                            $ 4,137    $ 3,545    $ 4,137    $ 3,545
                                                                             ========   ========   ========   ========


Comprehensive income, net of taxes
   Net income                                                                $   110    $   115    $   211    $   174
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $(2), $1, $(2) and $1, respectively                (4)         2         (5)         1
   Reclassification adjustments for gains/(losses) included in net income,
        net of income taxes of $-, $-, $(1) and $(2), respectively                 -          1         (2)        (3)
                                                                             --------   --------   --------   --------
           Total comprehensive income, net of taxes                          $   106    $   118    $   204    $   172
                                                                             ========   ========   ========   ========

----------------------------------------------------------------------------------------------------------------------

Common stock shares at beginning of period                                     161.1      144.2      154.1      138.0
   Shares issued                                                                 0.6        0.6        7.6        6.8
                                                                             --------   --------   --------   --------
Common stock shares at end of period                                           161.7      144.8      161.7      144.8
                                                                             ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                                        5

AMEREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies

General

          Ameren Corporation is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Our principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Our principal subsidiaries are as follows:
o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. We completed our acquisition of CILCORP on January 31, 2003. See Note 2 - Acquisitions for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates our non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, we completed our acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Note 2 - Acquisitions for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company, which provides shared support services to Ameren Corporation and its subsidiaries.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation and its subsidiaries on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities.

     The consolidated financial statements include the accounts of Ameren Corporation and its majority-owned subsidiaries. Results of CILCORP and AmerenCILCO include the period from the acquisition date of January 31, 2003 through June 30, 2003. See Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     The accounting policies of Ameren conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in Ameren's, CILCORP's and AmerenCILCO's 2002 Annual Reports on Form 10-K.

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

Earnings Per Share

     There was no material difference between the basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2003 and 2002. The dilutive component in each of the periods was comprised of assumed stock option conversions, which increased the number of shares outstanding in the diluted earnings per share calculation by 306,389 shares for the three months ended June 30, 2003 (2002 - 355,420) and 273,136 shares for the six months ended June 30, 2003 (2002 - 353,607).

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143, effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimates of fair value.

     Upon adoption of this standard, we recognized additional asset retirement obligations of approximately $216 million and a net increase in net property and plant of approximately $110 million related primarily to the Callaway nuclear plant decommissioning costs and retirement costs for a river structure and a power plant ash pond. The difference between the net asset and the liability recorded upon adoption of SFAS 143 related to rate-regulated assets was recorded as an additional regulatory asset of approximately $136 million because we expect to continue to recover in electric rates the cost of Callaway nuclear decommissioning and other costs of removal. These asset retirement obligations and associated assets are in addition to assets and liabilities of $174 million that we had recorded at January 1, 2003, related to our future obligations and funds accumulated to decommission the Callaway nuclear plant. In addition, we recognized a net after-tax gain upon adoption of $18 million resulting from a gain upon elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation ($20 million) and a loss for the difference between the net asset and liability for retirement obligations to be recorded upon adoption related to non rate-regulated assets ($2 million).

     During the first quarter of fiscal year 2003, our asset retirement obligations also increased as we assumed CILCORP's asset retirement obligations of approximately $6 million related to power plant ash ponds in connection with our acquisition of CILCORP on January 31, 2003.

     Asset retirement obligations also increased by $4 million during the quarter ended March 31, 2003 and $6 million during the quarter ended June 30, 2003 to reflect the obligations at their present value.

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

     The fair value of our nuclear decommissioning trust fund for our Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in our Consolidated Balance Sheet. This amount is legally restricted for funding the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the regulatory asset recorded in connection with the adoption of SFAS 143.

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

     Like the methodology employed by our non rate-regulated operations, the depreciation methodology historically utilized by our rate-regulated operations has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of our rate regulated operations. We have estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $673 million at June 30, 2003.

Emerging Issues Task Force (EITF) Issue No. 02-3 and EITF Issue No. 98-10

     In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues
- Electric and Other and in Operating Expenses - Fuel and Purchased Power and Other Operations and Maintenance. This meant that revenues were recorded for the sum of the contract notional amounts of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the sum of the contract notional amounts of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The operating revenues and costs that were netted for the three and six months ended June 30, 2002 were $133 million and $374 million, respectively, which reduced Electric and Other Revenues and Purchased Power and Other Operations and Maintenance by equal amounts. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings.

SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure"

     In December 2002, the Financial  Accounting  Standards  Board (FASB) issued
SFAS 148. SFAS 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Prior to 2003, we accounted for our stock options granted under our long-term incentive plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost was reflected for options in 2002, 2001, and 2000 as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The pretax effect of weighted-average grant-date fair value of options granted would have been approximately $2 million in each of the years ended 2002, 2001, and 2000 had the fair value method under SFAS 123 been used for options. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 by using the prospective method of adoption under SFAS 148. Because no stock options have been granted since January 1, 2003, SFAS 148 did not have any effect on our financial position, results of operations or liquidity in the first six months of 2003.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, the FASB issued SFAS 149. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristics of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. We do not expect SFAS 149 to have any impact on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation, where the issuer must redeem the instrument by transferring its assets on a specified date, be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value. SFAS 150 will be effective in the third quarter of 2003. AmerenCILCO has $22 million of preferred stock subject to mandatory redemption. Effective July 1, 2003, this preferred stock is redeemable at par at any time, and therefore, there is no difference between book value and fair value.

FASB Interpretation No. (FIN) 46 - "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements"

     The FASB issued FIN 46 in January 2003. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 will determine the following:

o    Whether   consolidation  is  required  under  the  "controlling   financial
     interest" model of ARB 51, or other existing authoritative guidance;
o Or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities.

     The initial application of FIN 46 depends on the date that the VIE was created. For public entities, FIN 46 is effective no later than the beginning of the first interim period that starts after June 15, 2003. At this time, we are assessing the impact of FIN 46 on our financial position, results of operations, or liquidity upon adoption in the third quarter of 2003.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $71 million for the three months ended June 30, 2003 (2002 - $67 million) and $185 million for the six months ended June 30, 2003 (2002 - $148 million).

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $64 million for the three months ended June 30, 2003 (2002 - $52 million) and $109 million for the six months ended June 30, 2003 (2002 - $104 million).

Excise Taxes

     Excise taxes on Missouri electric and gas, and Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three months ended June 30, 2003 were $31 million (2002 - $30 million) and $62 million for the six months ended June 30, 2003 (2002 - $56 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Consolidated Balance Sheet.

Goodwill

     Goodwill is the excess of the purchase price of an acquisition over the fair value of the net assets acquired. We do not amortize goodwill under the provisions of SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

Pension

     At December  31,  2002,  we recorded a minimum  pension  liability  of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss)(OCI) and a reduction in stockholders' equity. Based on changes in interest rates, we may need to change our actuarial assumptions for our pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.


NOTE 2 - Acquisitions

     On January 31, 2003, we completed our acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, we also completed our acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which we renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in our consolidated financial statements effective with the January and February 2003 acquisition dates.

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

     The total acquisition cost was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.

     The following unaudited pro forma financial information presents a summary of our combined results of operations assuming the acquisitions of CILCORP and Medina Valley had been completed at the beginning of fiscal year 2002, including pro forma adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. We are in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $604 million.


-----------------------------------------------------------------------------------------------------------------
For the periods ended June 30,                          Pro Forma Three Months             Pro Forma Six Months
-----------------------------------------------------------------------------------------------------------------
                                                         2003              2002             2003            2002
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                    $ 1,088           $ 1,146          $ 2,296         $ 2,217

Income before cumulative effect of
   change in accounting principle                         110               117              197             181
Cumulative effect of change in accounting
   principle, net of taxes                                  -                 -               22               -
-----------------------------------------------------------------------------------------------------------------
Net income                                              $ 110             $ 117            $ 219           $ 181

Earnings per share     -basic                          $ 0.68            $ 0.74           $ 1.36          $ 1.16
                       -diluted                        $ 0.68            $ 0.74           $ 1.36          $ 1.16
-----------------------------------------------------------------------------------------------------------------


     This pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it an indication of trends in future results.


NOTE 3 - Rate and Regulatory Matters

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006. The requirements are expected to be satisfied in part by the proposed transfer from Generating Company to AmerenUE, at net book value, of approximately 550 megawatts of combustion turbine generating units at Pinckneyville and Kinmundy, Illinois. The transfer is subject to receipt of necessary regulatory approvals. Approval by the Missouri Public Service Commission (MoPSC) is not required in order for this transfer to occur. However, the MoPSC has jurisdiction over AmerenUE's ability to recover the cost of the transferred generating facilities from its electric customers in its rates. As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE is subject to a rate moratorium providing for no changes in electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In February 2003, we sought approval from the Federal Energy Regulatory Commission (FERC) and the Illinois Commerce Commission (ICC) to transfer the 550 megawatts of generating assets from Generating Company to AmerenUE. Several independent power producers have objected to Ameren's request to the FERC based on a claim that the transfer may harm competition for the sale of electricity at wholesale. In April 2003, NRG Energy Inc. (NRG) and some of its affiliates filed testimony in the ICC proceeding contending that NRG's 640 megawatt generating facility at Vandalia, Missouri, known as the Audrain Facility, was a better resource for AmerenUE to acquire as compared to the Kinmundy and Pinckneyville combustion turbine generating units. In addition, the ICC Staff filed testimony that expressed concerns about whether the transfer is the least cost generating resource for AmerenUE, and recommended that the ICC deny approval of the transfer.

     On May 5, 2003, the FERC issued an order which set for hearing the effect ofthe proposed transfer on competition in wholesale electric markets. On June4, 2003, we filed a Motion for Reconsideration of this order contending that the FERC erred in setting this matter for hearing. On June 10, 2003, we filed direct testimony with the FERC in support of the proposed transfer. On August 8, 2003, two intervenors, NRG and The Electric Power Supply Association, filed testimony opposing the proposed transfer.

     On May 30, 2003, AmerenUE filed a Notice of Withdrawal with the ICC stating that AmerenUE elected not to pursue approval of the transfer and was withdrawing its request. In the Notice, AmerenUE stated that the concerns expressed by the ICC Staff regarding AmerenUE's means of satisfying its generating capacity needs, as well as the MoPSC's views of the appropriate means of meeting generating capacity obligations, have demonstrated to AmerenUE the difficulty of a single company operating as an electric utility in both a regulated generation jurisdiction such as Missouri and an unregulated generation jurisdiction such as Illinois. To remedy this difficulty, AmerenUE announced in the Notice its plan to limit its public utility operations to the State of Missouri and to discontinue operating as a public utility subject to ICC regulation. AmerenUE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to AmerenCIPS. AmerenUE's electric generating facilities and certain of its electric transmission facilities in Illinois would not be part of the transfer. The transfer of AmerenUE's
Illinois-based utility businesses will require the approval of the ICC, the FERC, the MoPSC and the SEC under the provisions of the PUHCA. On June 13, 2003, the ICC Staff filed a response to AmerenUE's Notice of Withdrawal indicating that the ICC Staff did not object to it and on July 23, 2003, the ICC issued an order accepting the withdrawal. In the third quarter of 2003, we expect to file with the MoPSC, the ICC, the FERC and the SEC for authority to transfer AmerenUE's Illinois-based utility businesses, at net book value, to AmerenCIPS.

     Upon receipt of regulatory approvals and completion of the transfer of its Illinois-based utility businesses, the ICC's approval will no longer be required for the Pinckneyville and Kinmundy combustion turbine generating units to be transferred from Generating Company to AmerenUE. We intend to continue with the transfer of these electric generating facilities and will continue to seek approvals from regulators having jurisdiction over the transaction. FERC approval of the transaction is needed, and because the transaction does not require state regulatory approvals, SEC approval under the PUHCA is also required.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies. The timing of regulatory approvals of these proposed transactions is not anticipated to have any material effect on our financial position, results of operations or liquidity.

Regional Transmission Organization (RTO)

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

     In response to the December 19, 2002 order, the GridAmerica Companies made three additional filings at the FERC. On January 31, 2003, the GridAmerica Companies filed a request for authorization to transfer functional control of certain transmission assets to GridAmerica. On February 18, 2003, the GridAmerica Companies filed revised agreements codifying the formation and operation of GridAmerica to reflect changes requested by the FERC in the December 19, 2002 order. On February 28, 2003, the GridAmerica Companies together with the Midwest ISO filed revisions to the Midwest ISO Open Access Transmission Tariff (OATT) to provide rates for service over the transmission facilities to be transferred to GridAmerica by the GridAmerica Companies.

     On April 30, 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. At this time, the parties are pursuing settlement of the disputed rate issues. Absent settlement, the rates filed in the February 28, 2003 filing will go into effect on October 1, 2003, subject to refund. On May 15, 2003, the FERC issued an order accepting the February 18, 2003 compliance filing.

     Once GridAmerica becomes operational and Ameren has secured approval to participate in GridAmerica from the MoPSC, the FERC has ordered the return of the $18 million exit fee, with interest, paid by Ameren when it previously left the Midwest ISO. Until the tariffs and other material terms of AmerenCIPS' and AmerenUE's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity. AmerenUE's participation in GridAmerica is subject to MoPSC approval. We expect GridAmerica to become operational in late 2003, subject to regulatory approvals.

     In July 2003, the FERC issued an Order (July Order) that could potentially reduce Ameren's, as well as other utilities', "through and out" transmission revenues effective November 1, 2003, reversing an Administrative Law Judge's previous decision on this matter. The revenues subject to elimination by the July Order are those revenues from transmission reservations that travel through or out of our transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from the July Order is still being evaluated, but could be up to $20 to $25 million annually. While it is anticipated that our transmission revenues could be reduced by the July Order, transmission expenses for our affiliates could also be reduced. Moreover, the FERC's Order explicitly permits companies participating in an RTO to seek collection of the lost "through and out" revenues through other rate mechanisms. At this time, we intend to seek rehearing of the July Order. We also intend to seek recovery of any potential lost "through and out" revenues through rate mechanisms acknowledged by the FERC in the July Order.

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

     Although  issuance of the final rule is  uncertain  and the  implementation schedule is unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. The Midwest ISO has targeted March 2004 as the start date for implementation. We are reviewing the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, we are unable to predict the ultimate impact the new market design will have on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, AmerenCIPS, AmerenUE and CILCO (now AmerenCILCO) filed requests with the ICC to increase annual rates for natural gas service by approximately $16 million, $4 million and $14 million, respectively. The ICC Staff has recommended annual increases of approximately $8 million, $2 million and $9 million, respectively. In addition, other parties have proposed lower increases in each case. Hearings were completed in June and July 2003. In August 2003, the Administrative Law Judge in the CILCO gas rate proceeding recommended to the ICC the adoption of a Proposed Order to increase annual rates for natural gas service by $10 million at CILCO. The ICC has until October 2003 to render a decision in each of these gas cases and any rate changes are expected to be effective in November 2003.

Missouri Gas

     In May 2003, AmerenUE filed a request with the MoPSC to increase annual rates for natural gas service by approximately $27 million. AmerenUE proposed to phase in the rate increases over two years, with one half of the increase taking effect December 1, 2003 and the other half taking effect November 1, 2004. We also proposed not to seek additional increases in gas rates through November 1, 2006, subject to certain exceptions. Our proposal also called for us to contribute $1.75 million to an energy assistance program to help low-income customers. The direct testimony of the MoPSC Staff and other parties to this proceeding is due to be filed with the MoPSC in October 2003. A pre-hearing settlement conference is scheduled to be held in October 2003 and a hearing is scheduled to be held in January 2004. The MoPSC has until April 2004 to render a decision in this gas case.


NOTE 4 - Derivative Financial Instruments

     As of June 30, 2003, we recorded the fair value of derivative financial instrument assets of $10 million in Other Assets and the fair value of derivative financial instrument liabilities of $9 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was less than a $1 million gain for the three months (2002 - less than a $1 million loss) and a $1 million loss for the six months ended June 30, 2003 (2002 - less than a $1 million gain).

     As of June 30, 2003, we hedged a portion of the electricity price exposure for periods generally less than one year. Certain contracts that are designated as hedges of electricity price exposure have terms up to five years. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a net loss of approximately $1 million (less than $1 million, net of taxes).

     As of June 30, 2003, a gain of approximately $6 million ($4 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on debt that was issued in June 2002. The swaps cover the first ten years of debt that has a 30-year maturity and the gain in OCI is amortized over a ten-year period that began in June 2002.

     As of June 30, 2003, a loss of approximately $4 million ($2 million, net of taxes), associated with natural gas swaps and future contracts, was included in OCI. The swaps are a partial hedge of our natural gas requirements through October 2006.

     We also hold two call options for coal with two suppliers. These options to purchase coal expire October 2003 and July 2005. As of June 30, 2003, a mark-to-market gain of approximately $5 million ($3 million, net of taxes) associated with these options was included in OCI. The final value of the options will be recognized as a reduction in fuel costs as the hedged coal is burned.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances, coal, heating oil and electricity. Certain of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity options is recorded as Operating Expenses - Fuel and Purchased Power in the income statement. The net change in the market values of sulfur dioxide, coal, heating oil and electricity options was a gain of less than $1 million (less than $1 million, net of taxes) for the three months ended June 30, 2003 and a gain of $1 million (less than $1 million, net of taxes) for the six months ended June 30, 2003. For the three and six months ended June 30, 2002, the above related amounts were a $2 million gain ($1 million, net of taxes) and a $3 million gain ($2 million, net of taxes).


NOTE 5 - Property and Plant, Net

     Property and plant, net at June 30, 2003 and December 31, 2002 consisted of the following:
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                               June 30,         December 31,
                                                                 2003              2002
---------------------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                                     $15,895           $14,495
  Gas                                                              725               557
  Other                                                            196               145
---------------------------------------------------------------------------------------------
                                                                16,816            15,197
     Less accumulated depreciation and amortization              7,075             6,831
---------------------------------------------------------------------------------------------
                                                                 9,741             8,366
Construction work in progress:
  Nuclear fuel in process                                           71                81
  Other                                                            385               393
--------------------------------------------------------------------------------------------
Property and plant, net                                        $10,197            $8,840
--------------------------------------------------------------------------------------------


NOTE 6 - Debt and Equity Financings

Ameren Corporation

     In August 2002, the SEC declared effective a shelf registration statement filed by Ameren Corporation covering the offering from time to time of up to $1.473 billion of various forms of securities including long-term debt, and trust preferred and equity securities to finance ongoing construction and maintenance programs, to redeem, repurchase, repay, or retire outstanding debt, and to finance strategic investments, including our then pending acquisition of CILCORP, and for general corporate purposes.

     In the first quarter of 2003, Ameren Corporation issued, pursuant to the shelf registration statement, 6.325 million shares of its common stock at $40.50 per share. We received net proceeds after fees of $248 million, which were used to fund the remaining cash portion of the purchase price for our acquisition of

CILCORP. See Note 2 - Acquisitions for further information. We may sell all, or a portion of, the remaining securities registered under the shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder. In 2002 and in the first six months of 2003, $594 million was issued under this shelf registration statement. At June 30, 2003, the amount of securities remaining to be issued pursuant to the registration statement was $879 million.

     The purchases of CILCORP on January 31, 2003 and Medina Valley on February 4, 2003 included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million. The assumed debt primarily consisted of $250 million 9.375% senior notes due 2029, $225 million 8.7% senior notes due 2009, a $100 million secured floating rate term loan due 2004, other secured indebtedness totaling $279 million and preferred stock of $41 million. Subsequent to the acquisition dates, the other secured indebtedness was reduced by $136 million through maturities and early redemptions.

     In July 2003, Ameren Corporation entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including support of our commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren Corporation's existing $270 million 364-day revolving credit facility, which matured in July 2003 and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require us to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for our pension plan. The prior credit facilities included more restrictive provisions related to the funded status of our pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren Corporation entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren Corporation's facilities require us to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of our pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.

     At June 30, 2003, neither Ameren Corporation, nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

     Amortization of debt issuance costs and any premium or discounts for the three and six months ended June 30, 2003 of $3 million (2002 - $2 million) and $5 million (2002 - $4 million), respectively, were included in interest expense in the income statement. Amortization related to recording the fair value of debt assumed upon the acquisition of CILCORP was approximately $2 million for the three months and $3 million for the five months ended June 30, 2003. The amortization was included in interest expense in the income statement.

     At June 30, 2003, Ameren Corporation and its subsidiaries were in compliance with their financial agreement provisions and covenants.

AmerenUE

     In August 2002, the SEC declared effective a shelf registration statement filed by AmerenUE covering the offering from time to time of up to $750 million of various forms of long-term debt and trust preferred securities to refinance existing debt and preferred stock, and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs.

     In March 2003, AmerenUE issued, pursuant to the shelf registration statement, $184 million of 5.50% Senior Secured Notes due March 15, 2034. AmerenUE received net proceeds after fees of $180 million, which, along with other funds, were used to redeem $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, in April 2003, prior to maturity, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, AmerenUE issued, pursuant to the shelf registration statement, $114 million of 4.75% Senior Secured Notes due April 1, 2015. AmerenUE received net proceeds after fees of $113 million, which, along with other funds, were used to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, prior to maturity, and to reduce short-term debt.

     In July 2003, AmerenUE issued $200 million of 5.10% Senior Secured Notes due August 1, 2018. AmerenUE received net proceeds after fees of $198 million, which, along with other funds were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003, and to repay $21 million of other short-term debt. The remaining proceeds will be used to redeem and refinance, prior to maturity, $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023 at a redemption price of 103.01% of par, plus accrued interest in August 2003.

     In August 2003, AmerenUE plans to file another shelf registration statement with the SEC. We expect this registration statement, when declared effective by the SEC, will authorize the offering from time to time of up to $1 billion of various forms of long-term debt and trust preferred securities to refinance existing debt and for general corporate purposes, including the repayment of short-term debt incurred to finance construction expenditures and other working capital needs. The $79 million of securities which remains to be issued under the August 2002 shelf registration is expected to be included in the $1 billion of securities proposed to be issued under this registration statement.

     Once declared effective by the SEC, AmerenUE may sell all, or a portion of, the securities registered under the AmerenUE shelf registration statement if warranted by market conditions and our capital requirements. Any offer and sale will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     In April 2003, AmerenUE entered into an additional 364-day committed credit facility totaling $75 million to be used for general corporate purposes, including support of commercial paper programs. This facility makes borrowings available at various interest rates based on LIBOR, agreed rates and other options. AmerenCIPS can access this facility through the utility money pool.

AmerenCIPS

     On April 1, 2003, AmerenCIPS repaid $40 million first mortgage bonds 6.375% Series Z which matured on that date. AmerenCIPS also redeemed, in April 2003, prior to maturity and at par, its $50 million first mortgage bonds 7.5% Series X due July 1, 2007.

AmerenCILCO

     In April 2003, three series of AmerenCILCO's first mortgage bonds were redeemed prior to maturity. These included AmerenCILCO's $65 million principal amount 8.20% series notes due January 15, 2022, at a redemption price of 103.29% and two 7.8% series notes totaling $10 million principal amount due February 9, 2023, at a redemption price of 103.90%.

Other

     On June 30, 2003, AmerenEnergy Medina Valley Cogen, LLC repaid, prior to maturity, a $36 million secured term loan with an effective interest rate of 7.65% and terminated two related interest rate swaps. This redemption eliminated the outstanding bank debt at AmerenEnergy Medina Valley Cogen, LLC.

NOTE 7 - Miscellaneous, Net

     Miscellaneous, net for the three and six months ended June 30, 2003 and 2002 consisted of the following:

--------------------------------------------------------------------------------
                                                    Three Months     Six Months
--------------------------------------------------------------------------------
                                                   2003     2002    2003    2002
                                                   ----     ----    ----    ----
Miscellaneous income:
   Interest and dividend income                     $  1    $  2    $  2   $  2
   Gain on disposition of property                     -       3       -      3
   Other                                               4       -       9      3
--------------------------------------------------------------------------------
Total miscellaneous income                          $  5    $  5    $ 11   $  8
--------------------------------------------------------------------------------


Miscellaneous expense:
   Minority interest in subsidiary                  $ (4)   $(10)   $ (5)  $(11)
   Donations, including 2002 rate settlement          (1)    (26)     (1)   (26)
   Other                                              (3)     (3)     (5)    (6)
--------------------------------------------------------------------------------
Total miscellaneous expense                         $ (8)   $(39)   $(11)  $(43)
--------------------------------------------------------------------------------


NOTE 8 - Segment Information

     Ameren's principal business segment is comprised of the utility operating companies that provide electric and gas service in portions of Missouri and Illinois. The other reportable segment includes our nonutility subsidiaries, as well as our 60% interest in EEI.

     The accounting  policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. Segment data includes intersegment revenues, as well as a charge for allocating costs of administrative support services to each of the operating companies. These costs are accumulated in a separate subsidiary, Ameren Services Company, which provides a variety of support services to Ameren and its subsidiaries.

     Segment information for the three and six months ended June 30, 2003 and 2002 was as follows:

------------------------------------------------------------------------------------------------------------------
                                               Utility                       Intercompany
                                              Operations        Other          Revenues                 Total
------------------------------------------------------------------------------------------------------------------

     Three months ended June 30, 2003:
Revenues                                       $1,189            $ 75            $(176)                $1,088
Net income                                        108               2               -                     110
------------------------------------------------------------------------------------------------------------------

     Three months ended June 30, 2002:
Revenues                                       $1,046            $106            $(174)                $ 978
Net income                                        101              14               -                    115
---------------------------------------------------------------------------------------------------------------

     Six months ended June 30, 2003:
Revenues                                       $2,436            $ 122           $(362)               $2,196
Net income                                        210                1              -                    211
-------------------------------------------------------------------------------------------------------------

     Six months ended June 30, 2002:
Revenues                                       $2,041            $ 175           $(364)               $1,852
Net income                                        159               15              -                    174
------------------------------------------------------------------------------------------------------------

     Ameren Services Company allocates administrative support services to each segment based on various factors, such as headcount, number of customers, and total assets.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Ameren Corporation is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Our principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Our primary subsidiaries are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. We completed our acquisition of CILCORP on January 31, 2003. See Acquisitions for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for our affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, we completed our acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Acquisitions for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for our affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. We have a 60% ownership interest in EEI and consolidate it for financial reporting purposes.
o Ameren Services Company, which provides shared support services to Ameren Corporation and its subsidiaries.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The financial statements and related notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from our 2002 Annual Report to Shareholders into our Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.
o The audited financial statements and related notes that are incorporated by reference from our 2002 Annual Report to Shareholders into our Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.
o Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP and AmerenCILCO's Annual Report on Form 10-K for the period ended December 31, 2002.
o The audited financial statements and related notes in CILCORP and AmerenCILCO's Annual Report on Form 10-K for the period ended December 31, 2002.

     When we refer to Ameren, our, we or us, we are referring to Ameren Corporation and its subsidiaries on a consolidated basis. In certain circumstances, our subsidiaries are specifically referenced in order to distinguish among their different business activities. All tabular dollar amounts are in millions, unless otherwise indicated. Results of CILCORP and AmerenCILCO include the period from the acquisition date of January 31, 2003 through June 30, 2003.

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating, and summer cooling, demand. With approximately 85% of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We do not have fuel cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. In addition, our electric rates in Missouri and Illinois are largely set through 2006. Fluctuations in interest rates impact our cost of borrowings, and pension and post-retirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

Acquisitions

     On January 31, 2003, we completed our acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, we also completed our acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which we renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in our consolidated financial statements effective with the January and February 2003 acquisition dates.

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

     The total acquisition cost was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.

RESULTS OF OPERATIONS

Earnings Summary

     Our net income decreased $5 million to $110 million, or 68 cents per share, in the second quarter of 2003 from $115 million, or 80 cents per share, in the second quarter of 2002. Net income decreased in the second quarter of 2003 as compared to 2002 principally as a result of milder weather, lower sales of emission credits, increased dilution and financing costs outside of those incurred in connection with the CILCORP acquisition and higher depreciation expense. Partially offsetting these items were lower operations and maintenance expenses, excluding CILCORP, and favorable interchange margins due to improved power prices in the energy markets and solid low-cost generation available for sale. In addition, we expensed costs of economic development and energy assistance programs that were required by a Missouri electric rate case settlement in the second quarter of 2002.

     Our net income increased $37 million to $211 million, or $1.32 per share ($1.32 per share diluted), for the six months ended June 30, 2003 compared to the year-ago earnings of $174 million, or $1.22 per share. In the first six months of 2003, our net income included a net cumulative effect gain of $18 million, or 11 cents per share, associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. In addition to the items discussed above, net income for the first six months of 2003 benefited from higher interchange margins as well as colder winter weather than 2002, which resulted in increased native load electric demand and higher gas margins in the first quarter of 2003.

     The impact from the acquisition of CILCORP and related financings resulted in a reduction to earnings per share in the second quarter and the first six months of 2003 of approximately 3 cents and 5 cents per share, respectively. We continue to believe the operations of CILCORP will be accretive to earnings in the first full year following the acquisition date as we realize the synergies associated with this acquisition following the integration of systems and operating practices later in 2003.


     Because we are a holding company, our net income and cash flows are primarily generated by our principal operating subsidiaries, AmerenUE, AmerenCILCO, AmerenCIPS and Generating Company. These subsidiaries also file quarterly and annual reports with the SEC. The contribution by our principal operating subsidiaries to net income for the three and six months ended June 30, 2003 and 2002 was as follows:

 -------------------------------------------------------------------------------------------
                                              Three Months             Six Months
-------------------------------------------------------------------------------------------
                                             2003        2002       2003       2002
                                             ----        ----       ----       -----

Primarily rate-regulated operations
      AmerenUE (a)                           $ 105       $ 105      $ 172      $ 154
      CILCORP (b)                                -           -          3          -
      AmerenCIPS                                 3           7          4          8
-------------------------------------------------------------------------------------------
                                             $ 108       $ 112      $ 179      $ 162
-------------------------------------------------------------------------------------------

Primarily non rate-regulated operations
      Generating Company (a)(c)                 10           3         49         16

Other (d)                                       (8)          -        (17)        (4)
------------------------------------------------------------------------------------------
Ameren net income                            $ 110       $ 115      $ 211      $ 174
------------------------------------------------------------------------------------------

(a) Includes earnings from interchange sales by AmerenEnergy that provided approximately $11 million and $33 million of AmerenUE's net income in the three and six months ended June 30, 2003 (2002 - second quarter - $4 million; year-to-date - $9 million). Includes earnings from interchange sales by AmerenEnergy that provided approximately $5 million and $17 million of Generating Company's net income in the three and six months ended June 30, 2003 (2002 - second quarter - $2 million; year-to-date - $5 million).
(b) Most of CILCORP's electric generation business is expected to become non rate-regulated in 2003 with the transfer of substantially all of its generating assets to a non rate-regulated subsidiary.




(c)  Includes  earnings  from  contracts to supply  power to our  rate-regulated
     AmerenCIPS customers.
(d) Includes corporate general and administrative expenses, transition costs associated with the CILCORP acquisition, stock compensation and other unregulated operations.


Electric Operations

     The following table represents the favorable (unfavorable) variations on electric margin for the three and six months ended June 30, 2003 from the comparable period in 2002:

--------------------------------------------------------------------------------
                                                Three Months         Six Months
--------------------------------------------------------------------------------
Electric Revenues:
   CILCORP                                         $ 124             $   204
   Interchange revenues                                5                  41
   Effect of weather (estimate)                      (60)                (32)
   Rate reductions                                    (5)                (16)
   Growth and other (estimate)                        10                  (2)
   EEI                                               (36)                (48)
--------------------------------------------------------------------------------
    Total variation in electric operating revenues    38                 147
--------------------------------------------------------------------------------
Fuel and Purchased Power:
   Fuel:
     Generation                                    $  (2)                (15)
     Price                                            11                  10
     Generation efficiencies and other                (2)                 (1)
   Purchased power                                    25                  48
   CILCORP                                           (57)                (92)
   EEI                                                 1                   8
--------------------------------------------------------------------------------
    Total variation in fuel and purchased power      (24)                (42)
--------------------------------------------------------------------------------
Change in electric margin                          $  14             $   105
--------------------------------------------------------------------------------

     Electric margin increased $14 million for the three months and $105 million for the six months ended June 30, 2003, compared to the same periods in 2002. Increases in electric margin in the second quarter and first six months of 2003 were primarily attributable to the acquisition of CILCORP, and increased interchange margins, partially offset by unfavorable weather conditions. CILCORP's electric margin for the three and six months ended June 30, 2003 was $67 million and $112 million, respectively. Interchange margins increased approximately $18 million in the second quarter and approximately $60 million in the first six months of 2003 due to improved power prices in the energy markets and solid low-cost generation availability. Average power prices increased to approximately $36 per megawatthour in the first six months of 2003 from approximately $24 per megawatthour in the first six months of 2002.

     The unfavorable weather conditions were primarily due to mild early summer weather in the second quarter of 2003 versus warmer than normal conditions in the same period in 2002. In Ameren's pre-acquisition service territory, weather-sensitive residential and commercial electric kilowatthour sales declined 17% and 8%, respectively, in the second quarter of 2003 (year-to-date - 1% and 2%, respectively) compared to the second quarter of 2002. Cooling degree days were approximately 30% and 40% less in the second quarter of 2003 compared to normal and the prior year period, respectively.

     Rate reductions of $50 million and $30 million effective April 1, 2002 and 2003, respectively, relating to the 2002 rate case settlement in Missouri, also negatively impacted electric revenues in the first six months of 2003. Revenues will be further negatively affected by the settlement of the Missouri electric rate case, due to an additional $30 million of annual electric rate reduction effective April 1, 2004.

     The growth and other line item includes the sale of emission credits at AmerenUE. The sale of emission credits at AmerenUE increased in the second quarter of 2003 by $4 million, but decreased in the first six months of 2003 by $9 million, compared to the same periods in 2002. In addition, industrial electric kilowatthour sales increased approximately 6% in the second quarter of 2003 in our pre-acquisition service territory.

     EEI sales decreased compared to the prior periods due to lower emission credits and decreased sales to its principal customer, which also resulted in a decrease in fuel and purchased power. EEI's sales of emission credits were $10 million in the second quarter and first six months of 2003 (2002 - second quarter and year-to-date - $38 million).

     Fuel and purchased power increased in the second quarter and first six months of 2003 compared to the prior period due to increased kilowatthour sales related primarily to the addition of CILCORP to our results. Excluding the addition of CILCORP, fuel and purchased power costs decreased approximately $33 million in the second quarter and $50 million in the first six months of 2003 due to greater availability of low-cost generation.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. The operating revenues and costs that were netted for the three and six months ended June 30, 2002 were $133 million and $374 million, respectively, which reduced interchange and other revenues and purchased power and other costs by equal amounts. See
Note  1 -  Summary  of  Significant  Accounting  Policies  to  our  Consolidated
Financial Statements under Item 1 of Part I of this report for further information.

Gas Operations

     Our gas margin increased $11 million in the second quarter of 2003 and $36 million in the first six months of 2003, compared to the same periods in the prior year. The increases in margin were primarily due to the acquisition of CILCORP (second quarter - $16 million; year-to-date - $36 million).

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses increased $19 million in the second quarter and $56 million in the first six months of 2003 compared to the prior year periods, primarily due to the addition of CILCORP's other operations and maintenance expenses (second quarter - $44 million; year-to-date - $73 million), CILCORP's transition costs and higher employee benefit costs primarily related to higher healthcare and pension costs. The increases in expense were partially offset by lower labor costs related to our voluntary employee retirement program instituted at the end of 2002 and lower maintenance costs at our power plants primarily due to the number and timing of outages.

Depreciation and Amortization

     Depreciation and amortization expenses increased $26 million in the second quarter and $43 million in the first six months of 2003, compared to the year-ago periods. The increase was primarily due to the addition of CILCORP's depreciation and amortization (second quarter - $21 million; year-to-date - $35 million), and the completion of four combustion turbine generating units in the third and fourth quarters of 2002 at Generating Company. The increased depreciation and amortization expense was partially offset by a $5 million reduction in depreciation expense in the first quarter of 2003 resulting from a $20 million annual depreciation reduction of depreciation rates. This reduction was based on the updated analysis of asset values, service lives and accumulated depreciation levels that were required by our 2002 Missouri electric rate case settlement.

Income Taxes

     Income tax expense decreased $6 million in the second quarter of 2003, as compared to the second quarter of 2002, primarily due to lower pre-tax income and a lower effective tax rate. Income tax expense increased $8 million in the first six months of 2003, as compared to the same period in 2002, primarily due to higher pre-tax income.

Other Taxes

     Other taxes expense increased $8 million in the second quarter and $18 million in the first six months of 2003, compared to the year-ago periods, primarily due to the acquisition of CILCORP (second quarter - $9 million; year-to-date - $17 million).

Other Income and Deductions

     Other income and deductions (excluding income taxes) increased $32 million in the second quarter of 2003 and $34 million in the first six months of 2003, compared to the same periods in the prior year, primarily due to expensing of economic development and energy assistance programs required in the Missouri electric rate case settlement in 2002 ($26 million) and an increase in the minority interest expense related to EEI's higher contribution in June 2002. See
Note 7 - Miscellaneous, Net to our Consolidated Financial Statements under Item 1 of Part I of this report for further information.

Interest

     Interest expense increased $17 million in the second quarter and $33 million in the first six months of 2003, compared to the year-ago periods, primarily due to the assumption of CILCORP debt (second quarter - $12 million; year-to-date - $22 million). In addition, interest expense was higher in 2003 due to the interest expense component associated with the $345 million of adjustable conversion rate equity security units we issued in March 2002, and Generating Company's issuance of $275 million of 7.95% notes in June 2002, partially offset by lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities totaled $430 million for the first six months of 2003, compared to $346 million for the same period in 2002. Cash provided by operating activities increased in 2003, primarily as a result of higher electric and gas margins and the timing of receipts on accounts receivable.

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

Investing

     Our net cash used in investing activities was $816 million in the first six months of 2003, compared to $411 million for the same period in 2002. The increase over the prior year period was primarily related to the cash paid of $489 million for the acquisition of CILCORP on January 31, 2003 and Medina Valley on February 4, 2003.

     In addition, in the first six months of 2003, construction expenditures in our rate-regulated operations were $300 million (2002 - $289 million), primarily related to various upgrades at our power plants.

Construction expenditures in our non rate-regulated operations of $32 million in the first six months of 2003 decreased from the first six months of 2002 ($112 million) due to reduced construction of combustion turbine generating units in 2002. Capital expenditures primarily relating to our rate-regulated operations are expected to approximate $675 million in 2003.

     We continually review our generation portfolio and expected electrical needs, and as a result, we could modify our plan for generation capacity, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that Ameren may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Financing

     Our cash flows used in financing activities totaled $141 million in the first six months of 2003 as compared to our cash flows provided by financing activities of $148 million in the first six months of 2002. Our principal financing activities for the first six months of 2003 included the redemptions of short-term and long-term debt, as well as payments of dividends, partially offset by issuances of long-term debt and common stock. In addition to the activities above, the first six months of 2002 also included issuances of adjustable conversion rate equity security units.

     Ameren Corporation and AmerenUE are authorized by the SEC under the PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, AmerenCIPS, AmerenCILCO and CILCORP have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Generating Company is authorized by the Federal Energy Regulatory Commission (FERC) to have up to $300 million of short-term debt outstanding at any time.

Short-Term Debt and Liquidity

     Short-term debt consists of commercial paper and bank loans (maturities generally within 1 to 45 days). At June 30, 2003, Ameren had committed credit facilities, expiring at various dates through 2005, totaling $772 million, excluding AmerenCILCO facilities of $59 million, EEI facilities of $41 million and nuclear fuel lease facilities of $120 million. Ameren's $772 million of committed credit facilities were available for use by two of our rate-regulated subsidiaries, AmerenUE and AmerenCIPS, and Ameren Services Company through our utility money pool arrangement, and $600 million of this amount may be used by Ameren Corporation, and most of our non rate-regulated subsidiaries including, but not limited to, Resources Company, Generating Company, Marketing Company, AmerenEnergy Fuels and Services Company and AmerenEnergy through our non-regulated subsidiary money pool arrangement. AmerenCILCO could also access up to $600 million of these facilities through direct borrowings from Ameren Corporation, subject to reduction based on use by our affiliates and subject to a $250 million intercompany borrowing restriction pursuant to AmerenCILCO's financing authority under the PUCHCA. Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in the utility money pool arrangement. These committed credit facilities are used to support our commercial paper programs under which $177 million was outstanding at June 30, 2003. At June 30, 2003, $595 million was unused and available under these committed credit facilities.

     In July 2003, Ameren Corporation entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of our commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren Corporation's existing $270 million 364-day revolving credit facility, which matured in July 2003 and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require us to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for our pension plan. The prior credit facilities included more restrictive provisions related to the funded status of our pension plan, which are not present in the new facilities. In addition, in

July 2003, Ameren Corporation entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren Corporation's facilities require us to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of our pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.

     We also have two bank credit agreements totaling $41 million that expire in 2004 at EEI. At June 30, 2003, $41 million was unused and available under these committed credit facilities.

     AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At June 30, 2003, the maximum amount that could be financed under the agreement was $120 million. At June 30, 2003, $93 million was financed under the lease.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Financial Agreement Provisions and Covenants

     Our financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of Ameren's committed credit facilities require the borrower to represent in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. Ameren's financing arrangements do not contain credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at June 30, 2003.

     At June 30, 2003, Ameren Corporation and its subsidiaries were in compliance with their financial agreement provisions and covenants.

Debt Issuances and Redemptions

     On February 10, 2003, AmerenCILCO repaid $25 million first mortgage bonds 6.82% Series which matured on that date.

     In March 2003, AmerenUE issued $184 million of 5.50% Senior Secured Notes due March 15, 2034. AmerenUE received net proceeds after fees of $180 million, which, along with other funds, were used to redeem $104 million principal amount of outstanding 8.25% first mortgage bonds due October 15, 2022, at a redemption price of 103.61% of par, plus accrued interest, in April 2003, prior to maturity, and to repay short-term debt incurred to pay at maturity $75 million principal amount of 8.33% first mortgage bonds that matured in December 2002.

     In April 2003, AmerenUE issued $114 million of 4.75% Senior Secured Notes due April 1, 2015. AmerenUE received net proceeds after fees of $113 million, which, along with other funds, were used to redeem $85 million principal amount of outstanding 8.00% first mortgage bonds due December 15, 2022, at a redemption price of 103.38% of par, plus accrued interest, prior to maturity, and to reduce short-term debt.

     On April 1, 2003, AmerenCIPS repaid $40 million first mortgage bonds 6.375% Series Z which matured on that date. AmerenCIPS also redeemed, in April 2003, prior to maturity and at par, its $50 million first mortgage bonds 7.5% Series X due July 1, 2007.

     In April 2003, three series of AmerenCILCO's first mortgage bonds were redeemed prior to maturity. These included AmerenCILCO's $65 million principal amount 8.20% series due January 15, 2022, at a redemption price of 103.29% and two 7.8% series totaling $10 million principal amount due February 9, 2023, at a redemption price of 103.90%.

     On June 30, 2003, AmerenEnergy Medina Valley Cogen, LLC, an indirect subsidiary of AmerenEnergy Medina Valley Cogen (No. 4), LLC, repaid, prior to maturity, a $36 million, secured term loan with an effective interest rate of 7.65% and terminated two related interest rate swaps. This redemption eliminated the outstanding bank debt at AmerenEnergy Medina Valley Cogen, LLC.

     In July 2003, AmerenUE issued $200 million of 5.10% Senior Secured Notes due August 1, 2018. AmerenUE received net proceeds after fees of $198 million which, along with other funds were used to repay short-term debt incurred to fund the maturity of $100 million principal amount 7.65% first mortgage bonds due July 15, 2003 and to repay $21 million of other short-term debt. The remaining proceeds will be used to redeem and refinance, prior to maturity, $75 million principal amount of outstanding 7.15% first mortgage bonds due August 1, 2023 at a redemption price of 103.01% of par, plus accrued interest, in August 2003.

     See also Note 6 - Debt and Equity Financings to our Consolidated Financial Statements under Item 1 of Part I of this report for further information about financings during the first six months of 2003.

Dividends

     Our Board of Directors does not set specific targets or payout parameters when declaring common stock dividends. However, the Board considers various issues, including our historic earnings and cash flow; projected earnings; cash flow and potential cash flow requirements; dividend payout rates at other utilities; return on investments with similar risk characteristics; and overall business considerations. On April 22, 2003, our Board of Directors declared a quarterly common stock dividend of 63.5 cents per share that was paid on June 30, 2003 to shareholders of record on June 11, 2003.

Off-Balance Sheet Arrangements

     At June 30, 2003, neither Ameren Corporation, nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impacts native load demand;
o Power prices in the Midwest will impact the amount of revenues we can generate by marketing any excess power into the interchange markets.
     Long-term power prices continue to be generally soft in the Midwest, despite the fact that short-term power prices have strengthened significantly from the prior year in the first six months of 2003 due primarily to higher prices for natural gas;
o A rate settlement approved in 2002 by the Missouri Public Service Commission (MoPSC) that required electric rate reductions of $50 million on April 1, 2002, and $30 million on April 1, 2003 with an additional $30 million reduction required for April 1, 2004;
o    Fixed electric rates in our Illinois service territory;
o The adverse effects of rising employee benefit costs, higher insurance costs and increased security costs associated with additional measures we have taken, or may have to take, at our Callaway nuclear plant related to world events;
o    The incremental dilution from equity issued in both 2002 and 2003; and
o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we announced the following actions to mitigate the effect of these challenges:

o    A voluntary  retirement  program  that was  accepted by  approximately  550 employees;
o Modifications to retiree employee benefit plans to increase co-payments and limit our overall cost;
o    A wage freeze in 2003 for all management employees;
o Suspension of operations at a 1940's-era generating plant to reduce operating costs; and
o    Reductions of 2003 expected capital expenditures.

     We are pursuing annual gas rate increases of approximately $34 million in Illinois and $27 million in Missouri. See Note 3 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report for additional information. We are also considering additional actions, including modifications to active employee benefits, further staffing reductions, accelerating synergy opportunities related to the CILCORP acquisition and other initiatives.

     International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE) labor agreements for eleven bargaining units covering 52% of our entire workforce expired between April 1 and July 1, 2003. The principal issues being negotiated are wages, work rules and our proposal to change the employee medical benefits program to require employees to pay for a greater portion of their benefit coverage.

     During July 2003, after engaging in extensive negotiations with the collective bargaining units, we finalized new tentative agreements with seven of the bargaining units with terms expiring in 2006. The membership of three of the bargaining units have ratified the agreements with respect to wages and work rules and the membership of four bargaining units is expected to vote on their new agreement in the third quarter of 2003. Changes to the employee medical benefits program have been agreed to with a joint bargaining committee representing all unions; however, the changes cannot be implemented without ratification by a majority of the collective membership of all bargaining units. We are unable to predict whether the agreements will be ratified or what action, if any, the collective bargaining units will take in the event the agreements are not ratified or the response of other union-represented employees to any action by its employees. We are still negotiating as to wages and work rules with three bargaining units, which represent approximately 29% of our workforce. We are unable to determine what, if any, impact these labor matters could have on our future financial condition, results of operations or liquidity.

     At December  31,  2002,  we recorded a minimum  pension  liability  of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss)(OCI) and a reduction in stockholders' equity. Based on changes in interest rates, we may need to change our actuarial assumptions for our pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.

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

REGULATORY MATTERS

     See Note 3 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report for information.

ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from our 2002 Annual Report to Shareholders into our Annual Report on Form 10-K for the period ended December 1, 2002, as amended by Form 10-K/A, for a discussion of the critical accounting policies that we believe are most difficult, subjective or complex. In the discussion below, we have outlined an additional accounting policy that has developed due to our acquisition of CILCORP. A future change in the assumptions or judgments applied in determining the following matter, among others, could have a material impact on future financial results.

Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  -----------------------------------
Leveraged Leases                                   o    Market conditions of the industry of the leased
  We account for our investment in leveraged            asset that might affect the residual value at the
  leases in accordance with SFAS 13, "Accounting        end of the lease terms.  This would include:  the
  for Leases."  As required by SFAS 13, we review       real estate markets where each of the assets are
  the estimated residual value as well as all           located; the rail industry; the aerospace industry;
  other important assumptions affecting estimated       and energy market where the asset is located.
  total net income from the leases.  SFAS 13
  requires the rate of return and total income of
  a lease to be recalculated if there is a permanent
  decline in the estimated residual value
  below the value currently used to calculate
  income.

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

     Utilizing our debt outstanding at June 30, 2003, if interest rates increased by 1%, our annual interest expense would increase by approximately $11 million and net income would decrease by approximately $7 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No customer represents greater than 10% of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases. As of June 30, 2003, we had approximately $168 million invested in leveraged leases, primarily at CILCORP. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of our plan assets has been affected by declines in the equity market since 2000 for the pension and post-retirement plans. As a result, at December 31, 2002, we recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to OCI of $102 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and our contributions to the plans during 2002. The minimum pension liability did not change at June 30, 2003. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Consolidated Balance Sheet.

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


     The following table summarizes the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three and six months ended June 30, 2003:

---------------------------------------------------------------------------------------------------------
                                                                                      Three      Six
                                                                                      months    months
---------------------------------------------------------------------------------------------------------

Fair value of contracts at beginning of period, net                                  $   -     $   3
   Contracts which were realized or otherwise settled during the period                  5        (4)
   Changes in fair values attributable to changes in valuation techniques and            -         -
   assumptions
   Fair value of new contracts entered into during the period                            -         -
   Other changes in fair value                                                          (4)        2
----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net                            $   1     $   1
----------------------------------------------------------------------------------------------------------


     Maturities of contracts as of June 30, 2003 were as follows:

----------------------------------------------------------------------------------------------------------
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
----------------------------------------------------------------------------------------------------------
Prices actively quoted                    $ -          $ -          $ -          $  -          $ -
Prices provided by other external
   sources (b)                              -           (1)          (1)            -           (2)
Prices based on models and other
   valuation methods (c)                    3            1           (1)            -            3
---------------------------------------------------------------------------------------------------------
Total                                     $ 3          $ -         $ (2)         $  -          $ 1
---------------------------------------------------------------------------------------------------------
(a)  Contracts  of less than $1  million  were with  non-investment-grade  rated counterparties.
(b)  Principally power forward values based on NYMEX prices for over-the-counter contracts and natural gas swap values based primarily on Inside FERC.
(c)  Principally  coal and sulfur dioxide option values based on a Black-Scholes model that includes  information  from external  sources and our estimates.
     Also includes power forward values based on our estimates.


ITEM 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, the principal executive officer and principal financial officer of Ameren have evaluated the effectiveness of the design and operation of Ameren's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15 (e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of Ameren have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to Ameren and its consolidated subsidiaries, which is required to be included in Ameren's reports filed or submitted with the SEC under the Exchange Act.

     (b) Change in Internal Controls

     There has been no significant change in Ameren's internal control over financial reporting that occurred during Ameren's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ameren's internal control over financial reporting.


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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On June 18, 2003, twenty retirees and surviving spouses of retirees of Ameren Corporation or our predecessors or subsidiaries (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, and our subsidiaries, Union Electric Company, operating as AmerenUE, Central Illinois Public Service Company, operating as AmerenCIPS, Ameren Energy Resources Company, Ameren Energy Generating Company and Ameren Services Company, and against our Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). The complaint alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own health care premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate the Employee Retirement Income Security Act and the Labor
     Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o    the defendants are estopped from changing the plan benefits.

     The plaintiffs have filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose vested medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, seek injunctive relief and declaratory relief, seek actual damages for any amounts they are made to pay as a result of the defendants' actions, and seek payment of attorney fees and costs. On August 11, 2003, the defendants filed motions to dismiss various counts of the complaint. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

     Reference is made to Note 3 to the Notes to Consolidated Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2003 for a discussion of the Missouri Supreme Court's opinion issued in April 2003 upholding the adoption of affiliate rules by the Missouri Public Service Commission for Missouri's gas and electric utilities. AmerenUE had originally appealed the adoption of the asymmetric pricing provisions contained in the affiliate rules. In May 2003, the Missouri Supreme Court denied AmerenUE's Motion for Reconsideration of its April 2003 opinion which makes the affiliate rules applicable to AmerenUE. We do not expect these rules to have a material adverse impact on our future financial position, cash flows or results of operations.

     Reference is made to Note 14 to the Notes to Consolidated Financial Statements in our 2002 Annual Report to Shareholders which is incorporated by reference into Item 8. "Financial Statements and Supplementary Data" in Part II of our 2002 Annual Report on Form 10-K (as amended by Form 10-K/A), to Note 7 under Item 8. "Financial Statements and Supplementary Data" in Part II of the 2002 Annual Report on Form 10-K of our subsidiaries, CILCORP Inc. and Central Illinois Light Company, operating as AmerenCILCO, and to Item 1. "Legal Proceedings" in Part II of our Form 10-Q for the quarterly period ended March 31, 2003, for a discussion of a number of lawsuits that name our subsidiaries, AmerenCIPS, AmerenUE, AmerenCILCO and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, eleven additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County in Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, the Ameren companies have settled one case. To date, a total of 164 asbestos-related lawsuits have been filed against the Ameren companies, of which 84 are pending, 17 have been settled and 63 have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

     Note 3 - Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report contains additional information on legal and administrative proceedings which is incorporated by reference under this item.


ITEM 4.  Submission of Matters To a Vote of Security Holders.

     At our annual meeting of stockholders held on April 22, 2003, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

     Item (1): Election of Directors.

                                                                                               Non-Voted
                  Name                                    For                Withheld           Brokers<F1>
                  ----                                    ---                --------           ---------
                  William E. Cornelius                119,277,149           19,346,548               0
                  Clifford L. Greenwalt               134,924,430            3,699,267               0
                  Thomas A. Hays                      135,025,530            3,598,167               0
                  Richard A. Liddy                    134,422,688            4,201,009               0
                  Gordon R. Lohman                    135,085,800            3,537,897               0
                  Richard A. Lumpkin                  134,611,968            4,011,729               0
                  John Peters MacCarthy               135,077,727            3,545,970               0
                  Hanne M. Merriman                   135,046,806            3,576,891               0
                  Paul L. Miller, Jr.                 134,794,875            3,828,822               0
                  Charles W. Mueller                  134,638,714            3,984,983               0
                  Douglas R. Oberhelman               134,492,968            4,130,729               0
                  Harvey Saligman                     134,620,991            4,002,706               0

     Item (2): Stockholder Proposal Relating to the Storage of Irradiated Fuel Rods at the Callaway
               Nuclear Plant.
                                                                                           Non-Voted
                     For                  Against               Abstain                     Brokers<F1>
                     ---                  -------               -------                    ---------
                  12,904,334              88,363,511            7,711,721                 46,020,667

                  <F1> Broker shares included in the quorum but not voting on the item.


ITEM 5.  Other Information.

     Ms. Hanne M. Merriman, a director of Ameren Corporation, died on July 4, 2003. No decision has been made as to who, if anyone, will be appointed to replace Ms. Merriman.

     Reference is made to Item 2. "Properties" in Part I of our 2002 Annual Report on Form 10-K for a discussion of our membership in MAIN (Mid-America
Interconnected Network), which is one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. In response to the withdrawal notices filed by Commonwealth Edison and Illinois

Power, also members of MAIN, AmerenUE, AmerenCIPS and AmerenCILCO provided formal written notice to the MAIN Board of Directors on June 23, 2003 of their intent to withdraw from MAIN effective January 1, 2005. These Ameren companies intend to join another Regional Reliability Organization (RRO) prior to their withdrawal from MAIN becoming effective. Until their withdrawal is effective, they will continue to honor all of their obligations as members of MAIN. If these Ameren companies do not join another RRO, they may withdraw their notice of intent to withdraw from MAIN.

     Any stockholder proposal intended for inclusion in the proxy material for our 2004 annual meeting of stockholders must be received by us by November 15, 2003. In addition, under our By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by our Secretary not later than 60 nor earlier than 90 days prior to the anniversary of the preceding year's annual meeting. For our 2004 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2004 or earlier than January 23, 2004. Our 2004 annual meeting of stockholders is scheduled to be held on April 27, 2004.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a)(i) Exhibits filed herewith.

             31.1 - Rule  13a   -14(a)/15d-14(a)   Certification   of  Principal
                    Executive   Officer   (required   by  Section   302  of  the
                    Sarbanes-Oxley Act of 2002).

             31.2 - Rule   13a-14(a)/15d-14(a)    Certification   of   Principal
                    Financial   Officer   (required   by  Section   302  of  the
                    Sarbanes-Oxley Act of 2002).

             32.1 - Section 1350  Certification of Principal  Executive  Officer
                    (required by Section 906 of the Sarbanes-Oxley Act of 2002).

             32.2 - Section 1350  Certification of Principal  Financial  Officer
                    (required by Section 906 of the Sarbanes-Oxley Act of 2002).

     (a)(ii) Exhibits incorporated by reference.

             4.1 - AmerenUE Company Order dated July 28, 2003 establishing the 5.10% Senior Secured Notes due 2018 (AmerenUE Form 8-K dated July 28, 2003, Exhibit 4.2).

             4.2 - Supplemental Indenture dated July 15, 2003 to Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended, from AmerenUE to The Bank of New York, as successor trustee, relating to First Mortgage Bonds, Senior Notes Series DD, 5.10% due 2018 (AmerenUE Form 8-K dated July 28, 2003,
                    Exhibit 4.4).

     (b) Reports on Form 8-K. Ameren Corporation filed the following reports on Form 8-K during the quarterly period ended June 30, 2003:

         -----------------------------------------------------------------------
                                                    Items        Financial
                   Date of Report                Reported     Statements Filed
         -----------------------------------------------------------------------
                   April 30, 2003                 7, 9, 12          (a)
                   May 23, 2003                     5, 7            None
                   May 30, 2003                      5              None

               (a) Unaudited consolidated operating statistics, consolidated statement of income, consolidated balance sheet and consolidated statement of cash flows for three months ended March 31, 2003 and 2002.

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

                                               AMEREN CORPORATION
                                                (Registrant)

                                               By  /s/ Martin J. Lyons
                                                  --------------------------
                                                      Martin J. Lyons
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)
Date:  August 14, 2003