Form 10-Q
period 2013-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2013-11-08
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2013, was as follows:

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
Dynegy - Dynegy Inc.
FAC - Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Net energy cost includes fuel (coal, coal transportation, natural gas for generation, and nuclear), certain fuel additives, emission allowances, purchased power costs, transmission costs and revenues, and MISO costs and revenues, net of off-system sales revenues.
FCC - Federal Communications Commission, a United States government agency.
Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2012, filed by Ameren, Ameren Missouri and Ameren Illinois with the SEC.  With respect to Ameren only, references to Item 6,  Item 7, Item 7A, Item 8 or Schedules I or II to the consolidated financial statements of the Form 10-K shall be deemed to refer to such items and schedules as they appear in Exhibits 99.1 through 99.6 to the Current Report on Form 8-K filed by Ameren with the SEC on October 17, 2013.
IPH - Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy.
Medina Valley - AmerenEnergy Medina Valley Cogen, LLC, an AER subsidiary through March 13, 2013, which owned a 40-megawatt natural gas-fired electric energy center that was sold in February 2012. This company was distributed from AER to Ameren on March 14, 2013. On October 11, 2013, Medina Valley purchased the Elgin, Gibson City, and Grand Tower gas-fired energy centers from Genco.
MISO - Midcontinent Independent System Operator, Inc., an RTO. Formerly known as Midwest Independent Transmission System Operator, Inc.
New AER - A limited liability company to be formed as a direct wholly owned subsidiary of AER. New AER will be acquired by IPH and will include substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren.
Rockland Capital - Rockland Capital, LLC as well as the special purpose entity affiliated with and formed by Rockland Capital to acquire the Elgin, Gibson City, and Grand Tower gas-fired energy centers. Rockland Capital, LLC is not an affiliate of Ameren.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and in the Form 10-Q for the quarterly period ended March 31, 2013, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
completion of our divestiture of New AER, which is subject to Illinois Pollution Control Board approval of an Illinois MPS variance in favor of IPH on the same material terms as AER’s existing Illinois MPS variance, and completion of the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers, which is subject to FERC and other regulatory approvals;

•
Ameren's exit from the Merchant Generation business, which could result in additional impairments of long-lived assets, disposal-related losses, contingencies, reduction of existing deferred tax assets, or could have other adverse impacts on the financial condition, results of operations and liquidity of Ameren;

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of Ameren Illinois' natural gas delivery service rate case filed in 2013; the court appeals of Ameren Illinois' electric rate order issued in 2012; Ameren Missouri's request with the MoPSC for an accounting authority order relating to the deferral of certain fixed costs; Ameren Illinois' request for rehearing of FERC’s July 2012 and June 2013 orders regarding the alleged inclusion of acquisition premiums in Ameren Illinois transmission rates; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

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

•
the effects of Ameren Illinois’ expected participation, beginning in 2014, in the regulatory framework provided by the state of Illinois’ recently enacted Natural Gas Consumer, Safety and Reliability Act, which allows for the use of a rider to recover costs of certain infrastructure investments made between rate cases;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Electric	$1,507	$1,579	$3,823	$3,898
Gas	131	130	693	625
Total operating revenues	1,638	1,709	4,516	4,523
Operating Expenses:
Fuel	222	194	648	550
Purchased power	128	260	400	630
Gas purchased for resale	42	40	344	304
Other operations and maintenance	383	362	1,229	1,126
Depreciation and amortization	175	161	528	496
Taxes other than income taxes	121	114	354	337
Total operating expenses	1,071	1,131	3,503	3,443
Operating Income	567	578	1,013	1,080
Other Income and Expenses:
Miscellaneous income	20	17	51	53
Miscellaneous expense	5	6	18	28
Total other income	15	11	33	25
Interest Charges	88	99	289	295
Income Before Income Taxes	494	490	757	810
Income Taxes	187	179	288	298
Income from Continuing Operations	307	311	469	512
Income (Loss) from Discontinued Operations, Net of Taxes (Note 2)	(3)	63	(212)	(331)
Net Income	304	374	257	181
Less: Net Income (Loss) Attributable to Noncontrolling Interests:
Continuing Operations	2	2	5	5
Discontinued Operations	—	(2)	—	(6)
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	305	309	464	507
Discontinued Operations	(3)	65	(212)	(325)
Net Income Attributable to Ameren Corporation	$302	$374	$252	$182

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$1.26	$1.28	$1.92	$2.09
Discontinued Operations	(0.01)	0.26	(0.88)	(1.34)
Earnings per Common Share – Basic	$1.25	$1.54	$1.04	$0.75

Earnings (Loss) per Common Share – Diluted:
Continuing Operations	$1.25	$1.28	$1.91	$2.09
Discontinued Operations	(0.01)	0.26	(0.88)	(1.34)
Earnings per Common Share – Diluted	$1.24	$1.54	$1.03	$0.75

Dividends per Common Share	$0.40	$0.40	$1.20	$1.20
Average Common Shares Outstanding - Basic	242.6	242.6	242.6	242.6
Average Common Shares Outstanding - Diluted	245.1	242.9	244.4	242.9
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from Continuing Operations	$307	$311	$469	$512
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of ($5), $-, $3, and $-, respectively	(5)	—	5	1
Total other comprehensive income (loss), net of taxes	(5)	—	5	1
Comprehensive Income from Continuing Operations	302	311	474	513
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	300	309	469	508

Income (Loss) from Discontinued Operations, Net of Taxes	(3)	63	(212)	(331)
Other Comprehensive Income (Loss) from Discontinued Operations, Net of Taxes	(5)	41	(16)	60
Comprehensive Income (Loss) from Discontinued Operations	(8)	104	(228)	(271)
Less: Comprehensive Income from Discontinued Operations Attributable to Noncontrolling Interest	—	7	—	3
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Corporation	(8)	97	(228)	(274)
Comprehensive Income Attributable to Ameren Corporation	$292	$406	$241	$234
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$169	$184
Accounts receivable – trade (less allowance for doubtful accounts of $20 and $17, respectively)	469	354
Unbilled revenue	226	291
Miscellaneous accounts and notes receivable	109	71
Materials and supplies	581	570
Current regulatory assets	173	247
Current accumulated deferred income taxes, net	43	170
Other current assets	108	98
Assets of discontinued operations (Note 2)	1,395	1,600
Total current assets	3,273	3,585
Property and Plant, Net	15,834	15,348
Investments and Other Assets:
Nuclear decommissioning trust fund	459	408
Goodwill	411	411
Intangible assets	19	14
Regulatory assets	1,729	1,786
Other assets	660	667
Total investments and other assets	3,278	3,286
TOTAL ASSETS	$22,385	$22,219
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$884	$355
Accounts and wages payable	414	533
Taxes accrued	159	50
Interest accrued	120	89
Customer deposits	106	107
Mark-to-market derivative liabilities	65	92
Current regulatory liabilities	149	100
Other current liabilities	190	168
Liabilities of discontinued operations (Note 2)	1,141	1,166
Total current liabilities	3,228	2,660
Long-term Debt, Net	5,274	5,802
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,422	3,176
Accumulated deferred investment tax credits	65	70
Regulatory liabilities	1,703	1,589
Asset retirement obligations	392	375
Pension and other postretirement benefits	1,042	1,138
Other deferred credits and liabilities	534	642
Total deferred credits and other liabilities	7,158	6,990
Commitments and Contingencies (Notes 2, 3, 9, 10 and 11)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,624	5,616
Retained earnings	967	1,006
Accumulated other comprehensive loss	(19)	(8)
Total Ameren Corporation stockholders’ equity	6,574	6,616
Noncontrolling Interests	151	151
Total equity	6,725	6,767
TOTAL LIABILITIES AND EQUITY	$22,385	$22,219
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$257	$181
Loss from discontinued operations, net of taxes	212	331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	466
Amortization of nuclear fuel	46	63
Amortization of debt issuance costs and premium/discounts	18	13
Deferred income taxes and investment tax credits, net	258	249
Allowance for equity funds used during construction	(26)	(26)
Stock-based compensation costs	19	23
Other	14	(6)
Changes in assets and liabilities:
Receivables	(88)	(21)
Materials and supplies	7	(57)
Accounts and wages payable	(102)	(157)
Taxes accrued	104	95
Assets, other	20	(24)
Liabilities, other	(24)	61
Pension and other postretirement benefits	(34)	16
Counterparty collateral, net	34	21
Premiums paid on long-term debt repurchases	—	(138)
Net cash provided by operating activities - continuing operations	1,215	1,090
Net cash provided by operating activities - discontinued operations	99	222
Net cash provided by operating activities	1,314	1,312
Cash Flows From Investing Activities:
Capital expenditures	(943)	(762)
Nuclear fuel expenditures	(34)	(56)
Purchases of securities – nuclear decommissioning trust fund	(147)	(341)
Sales and maturities of securities – nuclear decommissioning trust fund	134	326
Other	(1)	(6)
Net cash used in investing activities - continuing operations	(991)	(839)
Net cash used in investing activities - discontinued operations	(42)	(123)
Net cash used in investing activities	(1,033)	(962)
Cash Flows From Financing Activities:
Dividends on common stock	(291)	(284)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	—	(143)
Redemptions, repurchases, and maturities of long-term debt	—	(754)
Issuances of long-term debt	—	882
Capital issuance costs	—	(7)
Other	—	4
Net cash used in financing activities - continuing operations	(296)	(307)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(296)	(307)
Net change in cash and cash equivalents	(15)	43
Cash and cash equivalents at beginning of year	209	255
Cash and cash equivalents at end of period	194	298
Less cash and cash equivalents at end of period, discontinued operations	25	25
Cash and cash equivalents at end of period, continuing operations	$169	$273

Noncash financing activity – dividends on common stock	$—	$(7)
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Electric	$1,075	$1,046	$2,667	$2,504
Gas	17	18	110	94
Other	1	—	1	1
Total operating revenues	1,093	1,064	2,778	2,599
Operating Expenses:
Fuel	222	192	648	549
Purchased power	33	37	100	57
Gas purchased for resale	4	5	52	42
Other operations and maintenance	212	203	686	611
Depreciation and amortization	114	111	338	328
Taxes other than income taxes	91	87	247	236
Total operating expenses	676	635	2,071	1,823
Operating Income	417	429	707	776
Other Income and Expenses:
Miscellaneous income	16	15	44	48
Miscellaneous expense	2	4	10	11
Total other income	14	11	34	37
Interest Charges	43	55	159	167
Income Before Income Taxes	388	385	582	646
Income Taxes	149	148	217	243
Net Income	239	237	365	403
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$239	$237	$365	$403

Net Income	$239	$237	$365	$403
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Stockholder	$238	$236	$362	$400
The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$100	$148
Advances to money pool	—	24
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $5, respectively)	270	161
Accounts receivable – affiliates	9	4
Unbilled revenue	151	145
Miscellaneous accounts and notes receivable	76	48
Materials and supplies	370	397
Current regulatory assets	124	163
Other current assets	65	69
Total current assets	1,165	1,159
Property and Plant, Net	10,337	10,161
Investments and Other Assets:
Nuclear decommissioning trust fund	459	408
Intangible assets	19	14
Regulatory assets	808	852
Other assets	443	449
Total investments and other assets	1,729	1,723
TOTAL ASSETS	$13,231	$13,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$309	$205
Accounts and wages payable	186	345
Accounts payable – affiliates	61	66
Taxes accrued	288	28
Interest accrued	67	60
Current regulatory liabilities	61	18
Other current liabilities	97	77
Total current liabilities	1,069	799
Long-term Debt, Net	3,697	3,801
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,472	2,443
Accumulated deferred investment tax credits	61	64
Regulatory liabilities	1,002	917
Asset retirement obligations	362	346
Pension and other postretirement benefits	423	461
Other deferred credits and liabilities	49	158
Total deferred credits and other liabilities	4,369	4,389
Commitments and Contingencies (Notes 3, 9, 10 and 11)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,556	1,556
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,949	1,907
Total stockholders’ equity	4,096	4,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,231	$13,043
The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY(d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$365	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	303
Amortization of nuclear fuel	46	63
FAC prudence review charge	26	—
Amortization of debt issuance costs and premium/discounts	6	5
Deferred income taxes and investment tax credits, net	62	217
Allowance for equity funds used during construction	(22)	(23)
Other	1	7
Changes in assets and liabilities:
Receivables	(148)	(62)
Materials and supplies	27	(53)
Accounts and wages payable	(124)	(168)
Taxes accrued	260	59
Assets, other	59	(29)
Liabilities, other	(78)	22
Pension and other postretirement benefits	(12)	17
Premiums paid on long-term debt repurchases	—	(62)
Net cash provided by operating activities	781	699
Cash Flows From Investing Activities:
Capital expenditures	(480)	(445)
Nuclear fuel expenditures	(34)	(56)
Money pool advances, net	24	—
Purchases of securities – nuclear decommissioning trust fund	(147)	(341)
Sales and maturities of securities – nuclear decommissioning trust fund	134	326
Other	(3)	(5)
Net cash used in investing activities	(506)	(521)
Cash Flows From Financing Activities:
Dividends on common stock	(320)	(300)
Dividends on preferred stock	(3)	(3)
Redemptions, repurchases, and maturities of long-term debt	—	(422)
Issuances of long-term debt	—	482
Capital issuance costs	—	(4)
Net cash used in financing activities	(323)	(247)
Net change in cash and cash equivalents	(48)	(69)
Cash and cash equivalents at beginning of year	148	201
Cash and cash equivalents at end of period	$100	$132
The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Electric	$432	$536	$1,160	$1,404
Gas	115	112	585	532
Other	—	—	2	—
Total operating revenues	547	648	1,747	1,936
Operating Expenses:
Purchased power	96	224	303	576
Gas purchased for resale	38	35	292	262
Other operations and maintenance	166	159	538	513
Depreciation and amortization	59	55	182	165
Taxes other than income taxes	30	24	102	94
Total operating expenses	389	497	1,417	1,610
Operating Income	158	151	330	326
Other Income and Expenses:
Miscellaneous income	4	2	7	5
Miscellaneous expense	3	2	7	15
Total other income (expense)	1	—	—	(10)
Interest Charges	31	34	96	98
Income Before Income Taxes	128	117	234	218
Income Taxes	51	46	93	86
Net Income	77	71	141	132
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $(1), $(2), and $(2), respectively	—	(1)	(2)	(3)
Comprehensive Income	$77	$70	$139	$129

Net Income	$77	$71	$141	$132
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Stockholder	$77	$71	$139	$130
The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $12, respectively)	185	182
Accounts receivable – affiliates	28	10
Unbilled revenue	75	146
Miscellaneous accounts receivable	8	22
Materials and supplies	211	173
Current regulatory assets	49	84
Current accumulated deferred income taxes, net	35	85
Other current assets	33	47
Total current assets	625	749
Property and Plant, Net	5,369	5,052
Investments and Other Assets:
Tax receivable – Genco	37	39
Goodwill	411	411
Regulatory assets	916	934
Other assets	81	97
Total investments and other assets	1,445	1,481
TOTAL ASSETS	$7,439	$7,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$150	$150
Borrowings from money pool	21	24
Accounts and wages payable	189	146
Accounts payable – affiliates	86	86
Taxes accrued	17	18
Customer deposits	81	85
Mark-to-market derivative liabilities	48	77
Current environmental remediation	53	37
Current regulatory liabilities	88	82
Other current liabilities	114	92
Total current liabilities	847	797
Long-term Debt, Net	1,577	1,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,095	1,025
Accumulated deferred investment tax credits	4	5
Regulatory liabilities	701	672
Pension and other postretirement benefits	376	406
Environmental remediation	194	216
Other deferred credits and liabilities	152	183
Total deferred credits and other liabilities	2,522	2,507
Commitments and Contingencies (Notes 3, 9 and 10)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,965	1,965
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	454	360
Accumulated other comprehensive income	12	14
Total stockholders’ equity	2,493	2,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,439	$7,282

The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$141	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	159
Amortization of debt issuance costs and premium/discounts	11	7
Deferred income taxes and investment tax credits, net	120	127
Other	(7)	(8)
Changes in assets and liabilities:
Receivables	66	58
Materials and supplies	(20)	(6)
Accounts and wages payable	31	(4)
Taxes accrued	(2)	(3)
Assets, other	(33)	(2)
Liabilities, other	1	42
Pension and other postretirement benefits	(13)	(8)
Counterparty collateral, net	34	23
Premiums paid on long-term debt repurchases	—	(76)
Net cash provided by operating activities	507	441
Cash Flows From Investing Activities:
Capital expenditures	(462)	(309)
Other	6	5
Net cash used in investing activities	(456)	(304)
Cash Flows From Financing Activities:
Dividends on common stock	(45)	(132)
Dividends on preferred stock	(2)	(2)
Money pool borrowings, net	(3)	—
Redemptions, repurchases, and maturities on long-term debt	—	(332)
Issuances of long-term debt	—	400
Capital issuance costs	—	(3)
Other	—	4
Net cash used in financing activities	(50)	(65)
Net change in cash and cash equivalents	1	72
Cash and cash equivalents at beginning of year	—	21
Cash and cash equivalents at end of period	$1	$93
The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013
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

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri.

•	Ameren Illinois Company, doing business as Ameren Illinois, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

•
AER consists of non-rate-regulated operations, including Genco, AERG, and Marketing Company, and, through Genco, an 80% ownership interest in EEI, which Ameren consolidates for financial reporting purposes.

Ameren has various other subsidiaries responsible for activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH, which Ameren expects will close during the fourth quarter of 2013. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million with respect to the sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On October 11, 2013, Ameren received FERC approval for the divestiture of New AER to IPH and Genco’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, Genco completed its sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects this third-party sale of these gas-fired energy centers to close by the end of 2013, subject to FERC and other regulatory approvals. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding these divestitures.
As a result of the transaction agreement with IPH and Ameren’s plan to sell its Elgin, Gibson City, and Grand Tower gas-fired energy centers, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation beginning March 14, 2013. Therefore, Ameren has segregated New AER’s and the Elgin, Gibson City, and Grand Tower gas-fired energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise stated, these notes to Ameren’s financial statements exclude discontinued operations for all periods presented. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding that presentation.
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
During preparation of the 2012 annual statements of cash flows, it was identified that Ameren’s and Ameren Missouri’s 2012 interim statements of cash flows incorrectly classified certain activity from the nuclear decommissioning trust fund. Although not material, operating cash flows were overstated by $49 million for the nine months ended September 30, 2012. The overstated operating cash flows resulted in the investing cash flows being understated by the same amounts. The cash flows for the nine months ended September 30, 2012, for Ameren and Ameren Missouri have been revised in this report to correct for this error.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Ameren Corporation common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if certain stock-based performance share units were settled.

The following table presents Ameren’s basic and diluted earnings per share calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Net income (loss) attributable to Ameren Corporation:
Continuing operations	$305	$309	$464	$507
Discontinued operations	(3)	65	(212)	(325)
Net income (loss) attributable to Ameren Corporation	$302	$374	$252	$182

Average common shares outstanding - basic	242.6	242.6	242.6	242.6
Assumed settlement of performance share units	2.5	0.3	1.8	0.3
Average common shares outstanding - diluted	245.1	242.9	244.4	242.9

Earnings (loss) per common share – basic:
Continuing operations	$1.26	$1.28	$1.92	$2.09
Discontinued operations	(0.01)	0.26	(0.88)	(1.34)
Earnings (loss) per common share – basic	$1.25	$1.54	$1.04	$0.75

Earnings (loss) per common share – diluted:
Continuing operations	$1.25	$1.28	$1.91	$2.09
Discontinued operations	(0.01)	0.26	(0.88)	(1.34)
Earnings (loss) per common share – diluted	$1.24	$1.54	$1.03	$0.75

Average performance share units excluded from calculation(a)	—	1.0	0.1	1.0

(a)
Weighted-average number of performance share units that were excluded from the “Assumed settlement of performance share units” provided above because the performance or market conditions related to the awards had not yet been met.

Stock-based Compensation
A summary of nonvested performance share units at September 30, 2013, and changes during the nine months ended September 30, 2013, under the 2006 Omnibus Incentive Compensation Plan (2006 Plan) are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value Per Unit at Grant Date
Nonvested as of January 1, 2013	1,192,487	$33.56
Granted(a)	837,199	31.19
Forfeitures	(7,757)	32.66
Vested(b)	(131,960)	31.30
Nonvested as of September 30, 2013	1,889,969	$32.67

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in 2013 under the 2006 Plan.

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
At September 30, 2013, Ameren’s and Ameren Missouri’s intangible assets consisted of renewable energy credits obtained through wind and solar power purchase agreements. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was $19 million and $19 million, respectively, at September 30, 2013. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was $14 million and $14 million, respectively, at December 31, 2012.
Renewable energy credits and emission allowances are charged to purchased power expense and fuel expense, respectively, as they are used in operations. In accordance with the MoPSC's 2012 electric rate order, the majority of Ameren Missouri's amortization of intangible assets is deferred as a regulatory asset pending future recovery from customers through rates. The following table presents amortization expense based on usage of renewable energy credits and emission allowances, net of gains from sales, for Ameren, Ameren Missouri, and Ameren Illinois, during the three and nine months ended September 30, 2013, and 2012.

	Three Months		Nine Months
	2013	2012	2013		2012
Ameren Missouri	$—	$1	$	(a)	$1
Ameren Illinois	2	1		9	1
Ameren	$2	$2		$9	$2

(a)	Less than $1 million.
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

“Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Ameren Missouri	$49	$46	$120	$111
Ameren Illinois	10	9	43	37
Ameren	$59	$55	$163	$148
Uncertain Tax Positions
The amount of unrecognized tax benefits (detriments) as of September 30, 2013, was $86 million, $27 million, and $(2) million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Unrecognized tax benefits are included in “Other deferred credits and liabilities” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ September 30, 2013 balance sheets. The amount of unrecognized tax benefits (detriments) as of September 30, 2013, that would impact the effective tax rate, if recognized, was $51 million, $2 million, and $(1) million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. The Ameren amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, increased by $50 million primarily during the first quarter of 2013. This increase was primarily due to uncertainty related to the historical computation of Ameren’s tax basis in its stock investment in AER.
During the three months ended September 30, 2013, unrecognized tax benefits related to the deductibility of expenditures to maintain, replace, or improve steam or electric power generation property, along with casualty loss deductions for storm damage, were reduced by $113 million, $103 million, and $5 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively, with an offset to “Accumulated deferred income taxes, net.” This was the result of recent Internal Revenue Service guidance establishing new rules for the amount and timing of these deductions.
Ameren’s federal income tax returns for the years 2007 through 2011 are before the Appeals Office of the Internal Revenue Service. Ameren’s federal income tax return for the year 2012 is currently under examination.
It is reasonably possible that a settlement will be reached with the Appeals Office of the Internal Revenue Service in the next 12 months for the years 2007 through 2011. This settlement, which is primarily related to uncertain tax positions for research tax deductions, is expected to result in a decrease in uncertain tax benefits of $23 million, $15 million, and $- million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe any such increases or decreases, including the decrease from the reasonably possible Internal Revenue Service Appeals Office settlement discussed above, would be material to their results of operations, financial position, or liquidity.

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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning balance and ending carrying amount of AROs for the nine months ended September 30, 2013:

	Ameren Missouri(a)	Ameren Illinois(b)	Other(c)	Ameren(a)
Balance at December 31, 2012	$346	$3	$26	$375
Liabilities incurred	—	—	—	—
Liabilities settled	(d)	(d)	(d)	(d)
Accretion in 2013(e)	14	(d)	1	15
Change in estimates(f)	2	(d)	(d)	2
Balance at September 30, 2013	$362	$3	$27	$392

(a)
The nuclear decommissioning trust fund assets of $459 million and $408 million as of September 30, 2013, and December 31, 2012, respectively, were restricted for decommissioning of the Callaway energy center.

(b)	Balance included in “Other deferred credits and liabilities” on the balance sheet.

(c)
Represents amounts for the Meredosia and Hutsonville energy centers. Pursuant to the transaction agreement to divest New AER to IPH, Ameren will retain the AROs associated with the Meredosia and Hutsonville energy centers. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.

(d)	Less than $1 million.

(e)	Accretion was recorded as an increase to regulatory assets at Ameren Missouri and Ameren Illinois.

(f)	Ameren Missouri changed its fair value estimates for asbestos removal and certain CCR storage facilities.
Noncontrolling Interest
Ameren's noncontrolling interests comprised the 20% of EEI not owned by Ameren and the preferred stock not subject to mandatory redemption of Ameren's subsidiaries. These noncontrolling interests were classified as a component of equity separate from Ameren's equity on its consolidated balance sheet. A reconciliation of the equity changes attributable to the noncontrolling interests at Ameren for the three and nine months ended September 30, 2013, and 2012, is shown below:

	Three Months		Nine Months
	2013	2012	2013	2012
Noncontrolling interests, beginning of period (a)	$151	$145	$151	$149
Net income from continuing operations attributable to noncontrolling interests	2	2	5	5
Net loss from discontinued operations attributable to noncontrolling interests	—	(2)	—	(6)
Dividends paid to noncontrolling interest holders	(2)	(2)	(5)	(5)
Other comprehensive income attributable to noncontrolling interests(b)	—	9	—	9
Noncontrolling interests, end of period (a)	$151	$152	$151	$152

(a)
Includes the 20% EEI ownership interest not owned by Ameren. The assets and liabilities of EEI were consolidated in Ameren’s balance sheet at a 100% ownership level and were included in “Current assets of discontinued operations” and “Current liabilities of discontinued operations.” The 20% ownership interest not owned by Ameren was included in “Noncontrolling interests” on Ameren’s September 30, 2013, and December 31, 2012 balance sheets. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.

(b)	Represents the noncontrolling interest of EEI’s pension and other postretirement benefit plan activity, net of income taxes of $-, $6, $-, and $6, respectively.
Accounting and Reporting Developments
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could impact the Ameren Companies.

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
In February 2013, FASB amended this guidance to require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income either on the face of the statement where net income is presented or in the footnotes. This guidance was effective for the Ameren Companies beginning in the first quarter of 2013. The implementation of this amended guidance did not affect the Ameren Companies’ results of operations, financial position, or liquidity. The only amounts reclassified out of accumulated OCI for the Ameren Companies related to pension and other postretirement plan activity and derivatives. These amounts were immaterial for the three and nine months ended September 30, 2013, and therefore no additional disclosures were required.
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
Presentation of an Unrecognized Tax Benefit
In July 2013, FASB issued additional authoritative accounting guidance to provide clarity for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this guidance is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. It requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available under the tax law. Currently, any unrecognized tax benefit is recorded in “Other deferred credits and liabilities” on Ameren's, Ameren Missouri's, and Ameren Illinois' balance sheets. After this guidance becomes effective, any unrecognized tax benefit will be recorded in “Accumulated deferred income taxes, net” as a reduction to the deferred tax assets for net operating loss and tax credit carryforwards on the respective balance sheets. To the extent that an unrecognized tax benefit exceeds these carryforwards, the excess would continue to be recorded in “Other deferred credits and liabilities,” on the respective balance sheets, consistent with current authoritative accounting guidance. The amended guidance will not affect the Ameren Companies' results of operations or liquidity, as this guidance is presentation-related only. This guidance will be effective for the Ameren Companies beginning in the first quarter of 2014.
NOTE 2 - DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
Transaction Agreement with IPH
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Under the terms of the transaction agreement, AER will effect a reorganization that will, among other things, transfer substantially all of the assets and liabilities of AER, other than (i) any outstanding debt obligations of AER to Ameren or its other subsidiaries, except for certain intercompany balances discussed below, (ii) all of the issued and outstanding equity interests in Medina Valley, (iii) the assets and liabilities associated with Genco’s Meredosia, Hutsonville, Elgin, Gibson City, and Grand Tower gas-fired energy centers, (iv) the obligations relating to Ameren's single-employer pension and postretirement benefit plans, and (v) the deferred tax positions associated with Ameren's ownership of these retained assets and liabilities, to New AER. IPH will acquire all of the equity interests in New AER.
Ameren will retain the pension and postretirement benefit obligations associated with current and former employees of AER that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. This noncurrent obligation is reflected on Ameren’s consolidated balance sheet as “Pension and other postretirement benefits.” IPH will assume the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. The obligations to be assumed by IPH are estimated at $32 million at September 30, 2013. IPH will also acquire the estimated $15 million asset at September 30, 2013, relating to the overfunded status of one of EEI’s postretirement plans.
Ameren will retain Genco’s Meredosia and Hutsonville energy centers, which are idle and had an immaterial property and plant asset balance as of September 30, 2013. Ameren will also retain AROs associated with these energy centers, estimated at $27 million as of September 30, 2013. The Meredosia and Hutsonville energy centers are currently included in continuing operations; however, Ameren is evaluating whether it would be appropriate to classify them as abandoned and discontinued coincident with closing of the transaction with IPH. All other AROs associated with AER are expected to be assumed by either New AER or the third-party buyer of the Grand Tower energy center.
Upon the transaction agreement closing, with the exception of certain agreements, such as supply obligations to Ameren Illinois, a note from New AER to Ameren relating to cash collateral that will remain outstanding at closing, and Genco money pool advances, all intercompany agreements and debt between AER and its subsidiaries, on the one hand, and Ameren and its non-AER affiliates, on the other hand, will be either retained or cancelled by Ameren, without any cost or obligation to IPH or New AER and its subsidiaries. Immediately prior to the transaction agreement closing, the cash collateral provided to New AER by Ameren through money pool borrowings will be converted to a note payable to Ameren, which will be payable, with interest, 24 months after closing or sooner as cash collateral requirements are reduced. Cash collateral postings by AER and its subsidiaries with external parties, including postings related to exchange-traded contracts, at September 30, 2013, were $27 million.
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
As a condition to the transaction agreement, Genco exercised the amended put option agreement for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. In October 2013, immediately after receipt of FERC approval, Genco completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley.
Completion of the divestiture of New AER to IPH requires FERC and FCC approvals. In October 2013, FERC issued an order approving the divestiture of New AER. The FCC approval was received in August 2013. Separately, as a condition to IPH’s obligation to complete the New AER transaction, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same material terms as, AER’s variance of the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER, and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking materially the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 10 - Commitments and Contingencies for additional information. Ameren’s and IPH’s obligation to complete the transaction is also subject to other customary closing conditions, including the material accuracy of each company’s representations and warranties and the compliance, in all material respects, with each company’s covenants. The transaction agreement contains customary representations and warranties of Ameren and IPH, including representations and warranties of Ameren with respect to the business being sold. The transaction agreement also contains customary covenants of Ameren and IPH, including the covenant of Ameren that AER will be operated in the ordinary course prior to the closing.
Ameren expects the closing of the New AER divestiture to IPH will occur in the fourth quarter of 2013. If the closing does not occur on or before March 14, 2014, either party may elect to terminate the transaction agreement if the inability to close the transaction by such date is not the result of the failure of the terminating company to fulfill any of its obligations under the transaction agreement. The transaction agreement with IPH also provides for a $25 million cash termination fee if either Ameren or IPH breach any of their representations, warranties, covenants or obligations in a manner that would result in the other party having the right to terminate the transaction agreement, or if Ameren or IPH fails to complete the transaction within three business days of the scheduled closing date, subject to certain exceptions.
Amended Put Option Agreement, Asset Purchase Agreement and Guaranty
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
Pursuant to the amended put option agreement, Genco and Medina Valley entered into an asset purchase agreement, dated March 14, 2013. The asset purchase agreement provided that Genco would receive an additional payment upon closing of the asset purchase agreement to the extent the average fair market value for the Elgin, Gibson City, and Grand Tower gas-fired energy centers, as determined based on three independent appraisals, exceeded the $100 million initial payment Genco received from Medina Valley. Genco and Medina Valley engaged three independent appraisers to conduct fair market valuations of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The average fair market value pursuant to such appraisals for the Elgin, Gibson City, and Grand Tower gas-fired energy centers was $137.5 million, which was greater than the original fair value estimate of $133 million. Therefore, after receipt of FERC approval and upon closing of the asset purchase agreement in October 2013, Genco received an additional payment of $37.5 million from Medina Valley. Genco advanced the additional $37.5 million it received into the non-state-regulated subsidiary money pool.

The transaction agreement with IPH provides that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers are subsequently sold to a third-party and Medina Valley receives proceeds within two years of the closing of the New AER divestiture, Medina Valley will pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the amounts previously paid to Genco, which totaled $137.5 million.

Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. This agreement requires a portion of the purchase price to be held in escrow until the two year anniversary of the closing of the sale to fund certain indemnity obligations, if any, of Medina Valley. Ameren expects the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital to close by the end of 2013, subject to receipt of FERC and other regulatory approvals. If this sale is completed, Medina Valley could pay Genco after-tax net proceeds of up to an additional $15 million based on the maximum escrow amount that could ultimately be released, projected working capital adjustments, and projected transaction expenses.
In August 2013, the Illinois Municipal Electric Agency, which is a wholesale customer of Marketing Company, filed a lawsuit in the United States District Court for the Central District of Illinois against Marketing Company alleging that the removal of certain assets that were related to the amended put option agreement from the parties’ contract schedules without the customer’s consent constituted a breach of contract. In addition, the lawsuit alleges that Genco and AERG failed to recognize certain asset impairments that the Illinois Municipal Electric Agency alleges have occurred and which the Illinois Municipal Electric Agency claims would, if recognized, reduce the billings to the Illinois Municipal Electric Agency. The lawsuit also makes certain other claims that the proposed divestiture would result in a breach of the parties’ contract. Marketing Company believes its defenses to these allegations are meritorious and will defend itself vigorously.
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

The following table presents the components of discontinued operations in Ameren's consolidated statement of income for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine months
	2013	2012	2013		2012
Operating revenues	$311	$293	$878		$797
Operating expenses	(309)	(237)	(1,034)	(a)	(1,301)	(b)
Operating income (loss)	2	56	(156)		(504)
Other income (loss)	—	—	(1)		—
Interest charges	(9)	(14)	(31)		(43)
Income (loss) before income taxes	(7)	42	(188)		(547)
Income tax (expense) benefit	4	21	(24)		216
Income (loss) from discontinued operations, net of taxes	$(3)	$63	$(212)		$(331)

(a)
Includes a noncash pretax impairment charge of $175 million for the nine months ended September 30, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell.

(b)	Includes a noncash pretax asset impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value under held and used accounting guidance.
As the New AER disposal group continued to meet the discontinued operations criteria at September 30, 2013, Ameren evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value of the disposal group, less cost to sell. The fair value was based on the terms of Ameren’s agreement to divest New AER to IPH. Ameren will receive no cash proceeds from IPH for the divestiture of New AER. Ameren recorded a cumulative pretax charge to earnings of $175 million for the nine months ended September 30, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell. Ameren recorded a pretax charge to earnings of $7 million for the three months ended September 30, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell. The pretax charge to earnings increased during the three months ended September 30, 2013, as the disposal group’s carrying value increased, primarily as a result of contributions made to EEI’s pension plan and derivative market value gains. The impairment loss was recorded in “Operating expenses” within the components of the discontinued operations statement of income with a corresponding reduction in “Property and Plant, net” within the components of the discontinued operations balance sheet.

Ameren estimated the impairment loss of the disposal group based on the estimated fair value pursuant to the terms of the transaction agreement with IPH, using information currently available, and assuming an expected fourth quarter 2013 closing. Actual operating results, derivative market values, capital expenditures and other items will impact the ultimate loss recognized to reduce the carrying value of the New AER disposal group to its actual fair value less cost to sell, which will be recorded in discontinued operations after all of the information becomes available. In addition, any curtailment gain related to Ameren's pension and postretirement plans will be recorded when the related employees terminate employment with Ameren. The ultimate impairment loss may differ materially from the estimated loss recorded as of September 30, 2013.
Ameren adjusted accumulated deferred income taxes on its balance sheet to reflect the excess of tax basis over financial reporting basis of its stock investment in AER, during the three months ended March 31, 2013, when it became apparent that the temporary difference would reverse. This change in basis resulted in a discontinued operations deferred tax expense of $96 million, which was partially offset by the expected tax benefits of $72 million related to the pretax loss from discontinued operations including the impairment charge, during the nine months ended September 30, 2013. During the third quarter of 2013, Ameren recorded tax benefits of $3 million related to the incremental pretax loss from discontinued operations recorded during the third quarter of 2013. In addition, Ameren recorded a $1 million reduction in discontinued operations deferred tax expense during the third quarter of 2013 to reflect changes in the estimates of the excess of tax basis over financial reporting basis of Ameren’s stock investment in AER. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction agreement with IPH are dependent upon taxable losses utilized by the disposal group through the closing and the resolution of tax matters under audit, including the adoption of recently issued guidance from the Internal Revenue Service related to tangible property repairs and other matters. As a result, tax expense and benefits realized in discontinued operations may differ materially from those recorded as of September 30, 2013.

As the Elgin, Gibson City, and Grand Tower gas-fired energy center disposal group continued to meet the discontinued operations criteria at September 30, 2013, Ameren evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value of the disposal group, less cost to sell. The fair value was based on the appraised value of these three gas-fired energy centers. In December 2012, Ameren recorded a noncash long-lived asset impairment charge to reduce the carrying value of AER’s energy centers, including the Elgin, Gibson City, and Grand Tower gas-fired energy centers, to their estimated fair values under the accounting guidance for held and used assets. The December 2012 held and used asset impairment charge reduced these energy centers’ disposal group carrying value to their estimated fair value of $133 million. Ameren will not recognize a gain from the third party sale to Rockland Capital for any value in excess of the $133 million carrying value of this disposal group since any excess amount that Medina Valley may receive, net of taxes and other expenses, over the carrying value, will ultimately be paid to Genco pursuant to the transaction agreement with IPH. Ameren does not expect to have significant continuing involvement or material cash flows with the Elgin, Gibson City, and Grand Tower gas-fired energy centers after their sale.
Effective with its conclusion that the New AER disposal group and the Elgin, Gibson City, and Grand Tower gas-fired energy centers’ disposal group each met the criteria for held for sale presentation, Ameren suspended recording depreciation on these assets in March 2013.
Interest on Genco’s senior notes, which will continue to be solely obligations of Genco following the closing of the transaction agreement with IPH, are included in the “Interest charges” component within the discontinued operations line item in the statement of income. Ameren did not allocate corporate interest to the disposal groups. Additionally, general corporate overhead expenses originally allocated to the disposal groups were classified as expenses of continuing operations.

The following table presents the carrying amounts of the components of assets and liabilities segregated on Ameren's consolidated balance sheets as discontinued operations at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets of discontinued operations
Cash and cash equivalents	$25	$25
Accounts receivable and unbilled revenue	102	102
Materials and supplies	121	134
Mark-to-market derivative assets	71	102
Property and plant, net	623	748
Accumulated deferred income taxes, net	357	385
Other assets	96	104
Total assets of discontinued operations	$1,395	$1,600
Liabilities of discontinued operations
Accounts payable and other current obligations	$141	$133
Mark-to-market derivative liabilities	38	63
Long-term debt, net	824	824
Asset retirement obligations	87	78
Pension and other postretirement benefits	32	40
Other liabilities	19	28
Total liabilities of discontinued operations	$1,141	$1,166
Accumulated other comprehensive income(a)	$3	$19
Noncontrolling interest(b)	$8	$8

(a)
Accumulated other comprehensive income related to discontinued operations remains in “Accumulated other comprehensive loss” on Ameren’s September 30, 2013, and December 31, 2012, balance sheets. This balance relates to New AER assets and liabilities that will be realized or removed from Ameren’s balance sheet either before or at the closing of the New AER divestiture.

(b)
The 20% ownership interest of EEI not owned by Ameren was included in “Noncontrolling interests” on Ameren’s September 30, 2013, and December 31, 2012, balance sheets. This noncontrolling interest will be removed from Ameren’s balance sheet at the closing of the New AER divestiture.

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
See Note 10 - Commitments and Contingencies for information regarding amendments to the plant transfer agreements between both Genco and Ameren Illinois and AERG and Ameren Illinois as well as other AER related matters.

Genco Indenture Provisions
Genco’s indenture includes provisions that require Genco to maintain certain interest coverage and debt-to-capital ratios in order for Genco to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these ratios for the 12 months ended and as of September 30, 2013:

	Required Ratio	Actual Ratio
Interest coverage ratio- restricted payment (a)	≥1.75	1.05
Interest coverage ratio- additional indebtedness (b)	≥2.50	1.05
Debt-to-capital ratio- additional indebtedness (b)	≤60%	51%

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
Illinois Sales and Use Tax Exemptions and Credits
Beginning in the second quarter of 2010 through 2011, Genco, including EEI, and AERG claimed Illinois sales and use tax exemptions and credits for purchase transactions related to their generation operations. During the second quarter of 2013, Ameren and the Illinois Department of Revenue resolved a tax dispute relating to these sales and use tax exemptions and credits for all open periods related to this issue with an aggregate payment of $7 million by Genco, including EEI, and AERG to the Illinois Department of Revenue. This charge was recorded within “Loss from discontinued operations, net of taxes” on Ameren’s consolidated statement of income for the nine months ended September 30, 2013.
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
Ameren Missouri’s FAC calculation for the period from October 1, 2009, to May 31, 2011, excluded all revenues and costs associated with certain long-term partial requirements sales that were made by Ameren Missouri because of the loss of Noranda’s load caused by a severe ice storm in January 2009, similar to the FAC calculation for the period from March 1, 2009, to September 30, 2009. As a result of the Missouri Court of Appeal’s May 2013 decision on the MoPSC’s April 2011 order, Ameren Missouri recorded a pretax charge to earnings of $23 million, including $1 million for interest, in the second quarter of 2013 for its estimated obligation to refund to Ameren Missouri’s electric customers the earnings associated with these sales previously recognized by Ameren Missouri for the period from October 1, 2009, to May 31, 2011. Ameren Missouri recorded the charge to “Operating Revenues - Electric” and the related interest to “Interest Charges” with a corresponding offset to “Current regulatory liabilities.” On July 31, 2013, the MoPSC issued an order calculating the refund of these earnings to be $26 million, including $1 million of interest. As a result, during third quarter of 2013, Ameren Missouri recorded an additional pretax charge to earnings of $3 million. Ameren Missouri expects to begin making customer refunds in the first quarter of 2014. No similar revenues were excluded from FAC calculations after May 2011.
Separately, in July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer, as a regulatory asset, fixed costs totaling $36 million that were not recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. Ameren Missouri expects the MoPSC to issue an order related to this request in the fourth quarter of 2013.
2012 Electric Rate Order
In December 2012, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $260 million. In January 2013, Ameren Missouri appealed the order with respect to the amount of property taxes included in the order to the Missouri Court of Appeals, Western District. In February 2013, the MoOPC, MIEC, and other parties filed separate appeals to the Missouri Court of Appeals, Western District, relating to the 2012 electric rate order’s treatment of transmission costs in the FAC. In July 2013, Ameren Missouri withdrew its appeal related to the 2012 electric rate order. In October 2013, the Missouri Court of Appeals, Western District, issued its opinion affirming the MoPSC’s December 2012 rate order. In October 2013, the MoOPC, MIEC, and other parties filed a rehearing request with the Missouri Court of Appeals, Western District.
Illinois
IEIMA
Under the provisions of the IEIMA, Ameren Illinois’ electric delivery service rates effective in 2013 are subject to an annual revenue requirement reconciliation to its actual 2013 costs. The 2013 revenue requirement reconciliation will be filed with the ICC in 2014. The approved annual revenue requirement reconciliation adjustment will be reflected in customer rates beginning in January 2015. Throughout the year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement in effect for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual costs incurred. As of September 30, 2013, Ameren Illinois recorded a $59 million regulatory asset to reflect the year-to-date portion of its expected 2013 revenue requirement reconciliation adjustment. As of September 30, 2013 and December 31, 2012, Ameren Illinois recorded a regulatory liability of $59 million and $55 million, respectively, to reflect its expected 2012 revenue requirement reconciliation adjustment, with interest, which will be refunded to customers in 2014, pending ICC approval as discussed below.
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
In September 2012, the ICC issued an order in Ameren Illinois’ initial filing under the IEIMA’s performance-based formula rate framework, which Ameren Illinois appealed to the Appellate Court of the Fourth District of Illinois. A decision by the appellate court is expected in 2014. In December 2012, the ICC issued an order in Ameren Illinois’ update filing approving an Ameren Illinois electric delivery service revenue requirement of $765 million, based on 2011 recoverable costs and expected net plant additions for 2012. The delivery service rates became effective on January 1, 2013, and will remain effective through the end of 2013. These rates are subject to a reconciliation to actual 2013 costs, which will be filed with the ICC in 2014. In January 2013, Ameren Illinois filed an appeal of the ICC's update filing order to the Appellate Court of the Fourth District of Illinois. A decision by the appellate court is expected in 2014. Many of the issues that were the subject of Ameren Illinois’ appeals of the September 2012 order and the December 2012 order were resolved with the enactment of the May 2013 amendments to the IEIMA referred to above; however, disputes regarding the treatment of deferred taxes and vacation obligations as well as the calculation of Ameren Illinois’ capital structure remain. If the appellate court rules in favor of Ameren Illinois’ positions on these disputed items, the electric delivery service revenue requirement included in the December 2012 order would have increased by $11 million. Ameren Illinois anticipates that any change resulting from the appellate court decision would be incorporated into the IEIMA formula rate process, including the revenue requirement reconciliation, in the year the decision is issued.
In April 2013, Ameren Illinois filed its annual electric delivery service formula rate update with the ICC based on 2012 recoverable costs and expected net plant additions for 2013. In July 2013, the update filing was revised based on the enactment of the May 2013 amendments to the IEIMA referred to above. Pending ICC approval, Ameren Illinois’ revised update filing would result in an aggregate $22 million decrease in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2014. The revised update filing includes a proposed refund to customers of the 2012 revenue requirement reconciliation of $55 million, which includes an estimate for interest through the end of 2014. Ameren Illinois’ balance sheet as of September 30, 2013, includes a $59 million regulatory liability relating to this 2012 revenue requirement reconciliation, which will continue to accrue interest through 2014 and is expected to increase to $63 million with interest accrued through 2014. In the revised update filing, the proposed refund is partially offset by an annual revenue requirement increase of $33 million primarily due to increased recoverable costs over 2011 levels. Ameren Illinois’ filing reflects an electric delivery service revenue requirement of $798 million, before consideration of the 2012 revenue requirement reconciliation refund. In October 2013, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ revised update filing. The ICC staff recommended an aggregate $42 million decrease in Ameren Illinois’ electric delivery service revenue requirement. The calculation includes a refund to customers of the 2012 revenue requirement reconciliation of $66 million, which includes an estimate for interest through the end of 2014. However, this refund is partially offset by an annual revenue requirement increase of $24 million primarily due to increased recoverable costs over 2011 levels. The ICC staff’s filing reflects an electric delivery service revenue requirement of $789 million, before consideration of the 2012 revenue requirement reconciliation refund. An ICC decision with respect to the update filing is required in December 2013 and will establish rates for all of 2014. In December 2013, Ameren Illinois will record an adjustment to its regulatory liability for its 2012 revenue requirement reconciliation refund based on the ICC’s order.
2013 Natural Gas Delivery Service Rate Case
In January 2013, Ameren Illinois filed a request with the ICC to increase its annual revenues for natural gas delivery service. The current request, as revised in August 2013, seeks to increase annual revenues for natural gas delivery service by $47 million. The revised natural gas rate increase request was based on a 10.4% return on equity, a capital structure composed of 51.8% common equity, and a rate base of $1.1 billion. In an attempt to reduce regulatory lag, Ameren Illinois is using a future test year of 2014 in this proceeding.
Also in its filing, Ameren Illinois is seeking recovery of capital costs to enable residential customers the option to choose their natural gas commodity supplier, although that option currently does not exist for these customers.
In September 2013, the ICC staff responded to Ameren Illinois' revised request and recommended an increase in revenues for natural gas delivery service of $28 million, based on an 8.8% return on equity, a capital structure composed of 50.4% common equity, and a rate base of $1.1 billion.
A decision by the ICC in this proceeding is required in December 2013. Ameren Illinois cannot predict the level of any natural gas delivery service rate changes the ICC may approve or whether any rate changes that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and earn a reasonable return on its investments when the rate changes go into effect.
Natural Gas Consumer, Safety and Reliability Act
In July 2013, Illinois enacted a law called the Natural Gas Consumer, Safety and Reliability Act that enables Illinois natural gas utilities to accelerate modernization of the state’s natural gas infrastructure and provide additional ICC oversight of natural gas utility performance. Utilities that participate may implement rate surcharges for certain infrastructure investments made between rate cases. The legislation allows natural gas utilities the option to file, and requires the ICC to approve, a rate rider mechanism to provide for recovery of costs associated with certain categories of investment to improve the safety and reliability of the state’s natural gas infrastructure. The legislation also requires natural gas utilities that choose to participate in this regulatory framework to file annual plans with the ICC and report on progress in achieving performance improvements. Ameren Illinois expects to begin participation in this regulatory framework in 2014.
ATXI Transmission Project
ATXI’s Illinois Rivers project is a MISO-approved project to build a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri at an estimated cost of $1.1 billion. In 2012, ATXI made a filing with the ICC requesting a certificate of public convenience and necessity, and project approval. In August 2013, the ICC granted a certificate of public convenience and necessity and approved seven of a total of nine sections of the route and three of the proposed nine substations for the Illinois Rivers project. The ICC order indicated the project is necessary to address transmission and reliability needs in an efficient and equitable manner and that the project will benefit the development of a competitive electricity market. The order also indicated that ATXI is capable of constructing and managing the project and capable of financing it. In October 2013, the ICC granted ATXI’s request for rehearing to consider additional evidence regarding the two segments of the route and six substations that were not approved, as well as the requests for rehearing of certain other parties regarding two of the approved segments of the route. An order on rehearing is expected in March 2014.
Federal
2011 Wholesale Distribution Rate Case
In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois has reached an agreement with four of its nine wholesale customers. The impasse with the remaining five wholesale customers has resulted in FERC litigation. In November 2012, a FERC administrative law judge issued an initial decision, which is now pending before FERC. The timing of a FERC decision is uncertain. Based on the administrative law judge's initial decision, Ameren and Ameren Illinois each has included on its balance sheet in “Current regulatory liabilities” an estimate of $12 million and $8 million as of September 30, 2013, and December 31, 2012, respectively, for the refund due to wholesale customers relating to billings for the period from March 2011 through September 2013.
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
In June 2013, FERC issued an order that rejected Ameren Illinois’ November 2012 refund report and provided guidance as to the filing of a new refund report. In July 2013, Ameren Illinois filed a revised refund report based on the guidance provided in the June 2013 order, and also filed a request for rehearing of that order. Ameren Illinois’ July 2013 refund report again concluded that no refund was warranted. Ameren Illinois estimates the maximum pretax charge to earnings for this contingency would be between $10 million and $15 million, before interest charges. If Ameren Illinois were to determine that a refund to its electric transmission customers is probable, a charge to earnings would be recorded for the refund in the period in which that determination was made.
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
Ameren Missouri estimates the total cost to obtain the small modular reactor COL will be in the range of $80 million to $100 million. As of September 30, 2013, Ameren Missouri has capitalized investments for the development of a new nuclear energy center of $69 million. Ameren Missouri expects its incremental investment to obtain the small modular reactor COL to be minimal. As discussed above, the DOE investment funds could help support the completion of a COL application. If the DOE does not select Westinghouse's applications for small modular reactor investment funds, Ameren Missouri is not obligated to pursue a COL for the Westinghouse small modular reactor design and may terminate its agreement with Westinghouse regarding the first installment of DOE investment funds.
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
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement were not utilized for borrowings during the nine months ended September 30, 2013. As of September 30, 2013, based on letters of credit issued under the 2012 Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri and Ameren Illinois, collectively, at September 30, 2013, was $2.09 billion.
Commercial Paper
Ameren did not have any commercial paper outstanding at September 30, 2013, or December 31, 2012. The average daily commercial paper balances outstanding during the nine months ended September 30, 2013, and 2012, were $26 million and $58 million, respectively. The weighted-average interest rates during the nine months ended September 30, 2013, and 2012, were 0.52% and 0.93%, respectively. The peak short-term commercial paper balances outstanding during the nine months ended September 30, 2013, and 2012, were $92 million and $229 million, respectively. The peak interest rates during the nine months ended September 30, 2013, and 2012, were 0.85% and 1.25%, respectively. Ameren Missouri and Ameren Illinois did not utilize their commercial paper programs during the nine months ended September 30, 2013, and 2012.

Indebtedness Provisions and Other Covenants
The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants within the 2012 Credit Agreements. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a detailed description of these provisions.
The 2012 Credit Agreements contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The 2012 Credit Agreements require each of Ameren, Ameren Missouri and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of September 30, 2013, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2012 Credit Agreements, were 51%, 48% and 42%, for Ameren, Ameren Missouri and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2012 Illinois Credit Agreement. Ameren’s ratio as of September 30, 2013, was 5.1 to 1.0. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement. Ameren’s ratios, as discussed above, include both continuing and discontinued operations for the purposes of these calculations.
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. Management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit agreements at September 30, 2013.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.
Utility
Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and AERG may participate in the utility money pool only as lenders. Internal funds are surplus funds contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. The utility money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rates for borrowing under the utility money pool for the three and nine months ended September 30, 2013, were 0.05% and 0.08%, respectively (2012 - 0.14% and 0.13%, respectively).
Non-state-regulated Subsidiaries
Ameren (parent), Ameren Services, AER, Genco, AERG, Marketing Company, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the 2012 Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. AER, Genco, AERG and Marketing Company may participate in the non-state-regulated money pool through the closing of the divestiture transaction as detailed in Note 2 - Divestiture Transactions and Discontinued Operations. All participants may borrow from or lend to the non-state-regulated money pool, except for Ameren Services, which may participate only as a borrower. The total amount available to the pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. The average interest rates for borrowing under the non-state-regulated subsidiary money pool for the three and nine months ended September 30, 2013, were 0.36% and 0.29%, respectively (2012 - 0.52% and 0.64%, respectively).
See Note 9 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and nine months ended September 30, 2013, and 2012.

NOTE 5 - LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In October 2013, $44 million of Ameren Missouri’s 1993 5.45% Series tax-exempt first mortgage bonds were redeemed at par plus accrued interest. In October 2013, $200 million of Ameren Missouri’s 4.65% senior secured notes matured and were retired.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable as of September 30, 2013, at an assumed annual interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.3	$3,564		≥2.5	111.5	$2,130
Ameren Illinois	≥2.0	7.4	3,536	(d)	≥1.5	2.7	203

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
Ameren Missouri and Ameren Illinois and certain other Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% ratio of common stock equity to total capitalization after the Ameren Illinois Merger and AERG distribution. As of September 30, 2013, Ameren Illinois’ ratio of common stock equity to total capitalization was 58%.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At September 30, 2013, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 6 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$10	$9	$26	$26
Interest income on industrial development revenue bonds	7	7	21	21
Interest and dividend income	2	—	3	4	(b)
Other	1	1	1	2
Total miscellaneous income	$20	$17	$51	$53
Miscellaneous expense:
Donations	$2	$3	$7	$18	(c)
Other	3	3	11	10
Total miscellaneous expense	$5	$6	$18	$28
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$8	$8	$22	$23
Interest income on industrial development revenue bonds	7	7	21	21
Interest and dividend income	1	—	1	4	(b)
Total miscellaneous income	$16	$15	$44	$48
Miscellaneous expense:
Donations	$—	$2	$3	$7
Other	2	2	7	4
Total miscellaneous expense	$2	$4	$10	$11
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$2	$1	$4	$3
Interest and dividend income	1	—	2	—
Other	1	1	1	2
Total miscellaneous income	$4	$2	$7	$5
Miscellaneous expense:
Donations	$—	$1	$3	$11	(c)
Other	3	1	4	4
Total miscellaneous expense	$3	$2	$7	$15

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes interest income received in 2012 relating to a refund of charges included in an expired power purchase agreement with Entergy.

(c)
Includes Ameren Illinois’ one-time $7.5 million contribution to the Illinois Science and Energy Innovation Trust pursuant to the IEIMA as a result of Ameren Illinois’ 2012 election to participate in the formula ratemaking process.

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

The following table presents open gross commodity contract volumes by commodity type as of September 30, 2013, and December 31, 2012:

	Quantity (in millions, except as indicated)
Commodity	Accrual & NPNS Contracts(a)		Other Derivatives(b)		Derivatives That Qualify for Regulatory Deferral(c)
	2013	2012	2013	2012	2013	2012
Coal (in tons)
Ameren Missouri & Ameren	81	96	(d)	(d)	(d)	(d)
Fuel oils (in gallons)(e)
Ameren Missouri & Ameren	(d)	(d)	(d)	(d)	60	70
Natural gas (in mmbtu)
Ameren Missouri	2	4	—	—	29	19
Ameren Illinois	6	16	(d)	(d)	115	128
Ameren	8	20	—	—	144	147
Power (in megawatthours)
Ameren Missouri	3	3	1	2	5	9
Ameren Illinois	15	21	(d)	(d)	11	14
Ameren	18	24	1	2	16	23
Renewable energy credits(f)
Ameren Missouri	3	3	(d)	(d)	(d)	(d)
Ameren Illinois	11	12	(d)	(d)	(d)	(d)
Ameren	14	15	(d)	(d)	(d)	(d)
Uranium (pounds in thousands)
Ameren Missouri & Ameren	4,516	5,142	(d)	(d)	996	446

(a)
Accrual contracts include commodity contracts that do not qualify as derivatives. As of September 30, 2013, these contracts ran through December 2017, March 2015, September 2024, May 2032, and October 2024 for coal, natural gas, power, renewable energy credits, and uranium, respectively.

(b)	As of September 30, 2013, these contracts ran through December 2014 for power.

(c)	As of September 30, 2013, these contracts ran through October 2015, October 2019, May 2032, and October 2016 for fuel oils, natural gas, power, and uranium, respectively.

(d)	Not applicable.

(e)	Fuel oils consist of heating oil, ultra-low sulfur diesel, and crude oil.

(f)	A renewable energy credit is created for every one megawatthour of renewable energy generated. The Ameren Companies’ contracts include renewable energy credits from solar and wind-generated power.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Contracts that qualify for cash flow hedge accounting are recorded at fair value with changes in fair value charged or credited to accumulated OCI in the period in which the change occurs, to the extent the hedge is effective. To the extent the hedge is ineffective, the related changes in fair value are charged or credited to the statement of income or the statement of income and comprehensive income in the period in which the change occurs. When the contract is settled or delivered, the net gain or loss is recorded in the statement of income or the statement of income and comprehensive income. Currently, we have not elected cash flow hedge accounting for any of our derivative contracts.
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
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for, or we do not choose to elect, the NPNS exception, hedge accounting, or regulatory deferral accounting. Such contracts are recorded at fair value, with changes in fair value charged or credited to the statement of income or the statement of income and comprehensive income in the period in which the change occurs.
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

The following table presents the carrying value and balance sheet location of all derivative instruments as of September 30, 2013, and December 31, 2012:

	Balance Sheet Location	Ameren		Ameren Missouri	Ameren Illinois
2013
Derivative assets not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	Other current assets	$6		$6	$—
	Other assets	2		2	—
Natural gas	Other current assets	1		1	—
Power	Other current assets	30		30	—
	Other assets	1		1	—
Uranium	Other current assets	1		1	—
	Total assets	$41		$41	$—
Derivative liabilities not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$3	$	(b)	$—
	Other current liabilities	—		3	—
	Other deferred credits and liabilities	1		1	—
Natural gas	MTM derivative liabilities	45		(b)	38
	Other current liabilities	—		7	—
	Other deferred credits and liabilities	30		6	24
Power	MTM derivative liabilities	13		(b)	10
	Other current liabilities	—		3	—
	Other deferred credits and liabilities	84		—	84
Uranium	MTM derivative liabilities	4		(b)	—
	Other current liabilities	—		4	—
	Other deferred credits and liabilities	2		2	—
	Total liabilities	$182		$26	$156
2012
Derivative assets not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	Other current assets	$8		$8	$—
	Other assets	4		4	—
Natural gas	Other current assets	1		—	1
	Other assets	1		1	—
Power	Other current assets	14		14	—
	Other assets	1		1	—
	Total assets	$29		$28	$1
Derivative liabilities not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$2	$	(b)	$—
	Other current liabilities	—		2	—
	Other deferred credits and liabilities	2		2	—
Natural gas	MTM derivative liabilities	64		(b)	56
	Other current liabilities	—		8	—
	Other deferred credits and liabilities	45		7	38
Power	MTM derivative liabilities	25		(b)	21
	Other current liabilities	—		4	—
	Other deferred credits and liabilities	90		—	90
Uranium	MTM derivative liabilities	1		(b)	—
	Other current liabilities	—		1	—
	Other deferred credits and liabilities	1		1	—
	Total liabilities	$230		$25	$205

(a)	Includes derivatives subject to regulatory deferral.

(b)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred in regulatory assets or regulatory liabilities as of September 30, 2013, and December 31, 2012:

	Ameren	Ameren Missouri	Ameren Illinois
2013
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(a)	$1	$1	$—
Natural gas derivative contracts(b)	(74)	(12)	(62)
Power derivative contracts(c)	(67)	27	(94)
Uranium derivative contracts(d)	(5)	(5)	—
2012
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(a)	$4	$4	$—
Natural gas derivative contracts(b)	(107)	(14)	(93)
Power derivative contracts(c)	(99)	12	(111)
Uranium derivative contracts(d)	(2)	(2)	—

(a)
Represents net gains (losses) on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through October 2015 as of September 30, 2013. Current gains deferred as regulatory liabilities include $3 million and $3 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2019 at Ameren and Ameren Missouri and through March 2017 at Ameren Illinois as of September 30, 2013. Current gains deferred as regulatory liabilities include $1 million, and $1 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013. Current losses deferred as regulatory assets include $45 million, $7 million, and $38 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of September 30, 2013.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri as of September 30, 2013. Current gains deferred as regulatory liabilities include $29 million and $29 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013. Current losses deferred as regulatory assets include $13 million, $3 million, and $10 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of September 30, 2013.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through October 2016 as of September 30, 2013. Current gains deferred as regulatory liabilities included $1 million and $1 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013. Current losses deferred as regulatory assets include $4 million and $4 million at Ameren and Ameren Missouri, respectively, as of September 30, 2013.

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
Although Ameren had not previously elected to offset fair value amounts and collateral for derivative instruments executed with the same counterparty under the same master netting arrangement, authoritative accounting guidance, effective in the first quarter 2013, requires those amounts eligible to be offset to be presented both at the gross and net amounts. The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2013, and December 31, 2012:

		Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2013
Commodity contracts eligible to be offset:
Assets:
Ameren	$41	$11	$—	$30
Ameren Missouri	41	11	—	30
Ameren Illinois	—	—	—	—
Liabilities:
Ameren	$182	$11	$32	$139
Ameren Missouri	26	11	8	7
Ameren Illinois	156	—	24	132
2012
Commodity contracts eligible to be offset:
Assets:
Ameren	$29	$10	$—	$19
Ameren Missouri	28	9	—	19
Ameren Illinois	1	1	—	—
Liabilities:
Ameren	$230	$10	$65	$155
Ameren Missouri	25	9	7	9
Ameren Illinois	205	1	58	146

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of September 30, 2013, and December 31, 2012, if counterparty groups were to fail completely to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including accrual and NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Total
2013
Ameren Missouri	$1	$1	$7	$2	$11
Ameren Illinois	—	—	—	—	—
Ameren	$1	$1	$7	$2	$11
2012
Ameren Missouri	$2	$3	$14	$3	$22
Ameren Illinois	—	—	1	—	1
Ameren	$2	$3	$15	$3	$23
The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash and other collateral held. The Ameren Companies held no cash from counterparties based on the contractual rights under the agreements to seek collateral and the maximum exposure as calculated under the individual master trading and netting agreements as of September 30, 2013, and December 31, 2012. As of September 30, 2013, no other collateral used to reduce exposure was held by the Ameren Companies. As of December 31, 2012, other collateral used to reduce exposure consisted of letters of credit of $1 million held by Ameren and Ameren Missouri.

The following table presents the potential loss after consideration of collateral and application of master trading and netting agreements as of September 30, 2013, and December 31, 2012:

	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Total
2013
Ameren Missouri	$1	$—	$2	$2	$5
Ameren Illinois	—	—	—	—	—
Ameren	$1	$—	$2	$2	$5
2012
Ameren Missouri	$1	$1	$10	$3	$15
Ameren Illinois	—	—	—	—	—
Ameren	$1	$1	$10	$3	$15
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2013, and December 31, 2012, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on September 30, 2013, or December 31, 2012, respectively, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2013
Ameren Missouri	$69	$1	$63
Ameren Illinois	101	24	70
Ameren	$170	$25	$133
2012
Ameren Missouri	$78	$3	$71
Ameren Illinois	148	58	84
Ameren	$226	$61	$155

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.

(b)
As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the netting effects of such agreements.

Derivatives that Qualify for Regulatory Deferral
The following table represents the net change in market value for derivatives that qualify for regulatory deferral for the three and nine months ended September 30, 2013, and 2012:

		Gain (Loss) Recognized in Regulatory Liabilities or Regulatory Assets
		Three Months		Nine Months
		2013	2012	2013	2012
Ameren	Fuel oils	$1	$5	$(3)	$(9)
	Natural gas	9	46	33	74
	Power(a)	(24)	(6)	32	(169)
	Uranium	(2)	(1)	(3)	(1)
	Total	$(16)	$44	$59	$(105)
Ameren Missouri	Fuel oils	$1	$5	$(3)	$(9)
	Natural gas	—	6	2	9
	Power	(10)	(6)	15	(3)
	Uranium	(2)	(1)	(3)	(1)
	Total	$(11)	$4	$11	$(4)
Ameren Illinois	Natural gas	$9	$40	$31	$65
	Power	(14)	56	17	(25)
	Total	$(5)	$96	$48	$40

(a)	Amounts include intercompany eliminations.
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
Fixed income securities are valued using prices from independent, industry recognized data vendors who provide values that are either exchange based or matrix based. The fair value measurements of fixed income securities classified as Level 2 are based on inputs other than quoted prices that are observable for the asset or liability. Examples are matrix pricing, market-corroborated pricing, and inputs such as yield curves and indices. Level 2 fixed income securities in the Nuclear Decommissioning Trust Fund are comprised primarily of corporate bonds, asset-backed securities and United States agency bonds.
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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2013:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique	Unobservable Input	Range	Average
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$7	$(4)	Option model	Volatilities(%)(b)	9 - 20	17
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	.26 - 3	2
	Natural gas	1	(1)	Option model	Volatilities(%)(b)	5 - 29	24
					Nodal basis($/mmbtu)(c)	(0.40) - (0.20)	(0.40)
				Discounted cash flow	Nodal basis($/mmbtu)(c)	(0.10)	(e)
					Counterparty credit risk(%)(c)(d)	0.64 - 0.83	0.77
					Ameren credit risk(%)(c)(d)	2 - 3	2
	Power(f)	29	(95)	Discounted cash flow	Average forward peak and off-peak power pricing - forwards/swaps($/MWh)(c)	27 - 43	30
					Estimated auction price for FTRs($/MW)(b)	(103) - 1790	660
					Nodal basis($/MWh)(c)	(5) - (1)	(3)
					Counterparty credit risk(%)(c)(d)	0.22 - 3	0.73
					Ameren credit risk(%)(c)(d)	3	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 7	5
					Escalation rate(%)(b)(g)	4 - 5	4
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6
	Uranium	1	(6)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 - 43	36
Ameren Missouri	Fuel oils	$7	$(4)	Option model	Volatilities(%)(b)	9 - 20	17
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	.26 - 3	2
	Natural gas	1	(1)	Option model	Volatilities(%)(b)	5 - 29	24
					Nodal basis($/mmbtu)(c)	(0.40) - (0.20)	(0.40)
				Discounted cash flow	Nodal basis($/mmbtu)(c)	(0.10)	(e)
					Counterparty credit risk(%)(c)(d)	0.64 - 0.83	0.77
					Ameren Missouri credit risk(%)(c)(d)	2 - 3	2
	Power(f)	29	(1)	Discounted cash flow	Average forward peak and off-peak power pricing - forwards/swaps($/MWh)(c)	27 - 43	33
					Estimated auction price for FTRs($/MW)(b)	(103) - 1790	660
					Nodal basis($/MWh)(c)	(4) - (1)	(4)
					Counterparty credit risk(%)(c)(d)	0.22 - 3	0.73
					Ameren Missouri credit risk(%)(c)(d)	3	(e)
	Uranium	1	(6)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 - 43	36
Ameren Illinois	Power(f)	$—	$(94)	Discounted cash flow	Average forward peak and off-peak power pricing - forwards/swaps($/MWh)(b)	27 - 37	30
					Nodal basis($/MWh)(b)	(5) - (1)	(3)
					Ameren Illinois credit risk(%)(c)(d)	3	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 7	5
					Escalation rate(%)(b)(g)	4 - 5	4
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren recorded no gains or losses in the first nine months of 2013 or 2012 related to valuation adjustments for counterparty default risk. At September 30, 2013, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $4 million, less than $1 million, and $4 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2012, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $7 million, less than $1 million, and $7 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$1	$—	$7	$8
	Natural gas	—	—	1	1
	Power	—	2	29	31
	Uranium	—	—	1	1
	Total derivative assets - commodity contracts	$1	$2	$38	$41
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	309	—	—	309
	Debt securities:
	Corporate bonds	—	45	—	45
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	90	—	90
	Asset-backed securities	—	9	—	9
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$311	$147	$—	$458
	Total Ameren	$312	$149	$38	$499
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$1	$—	$7	$8
	Natural gas	—	—	1	1
	Power	—	2	29	31
	Uranium	—	—	1	1
	Total derivative assets - commodity contracts	$1	$2	$38	$41
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	309	—	—	309
	Debt securities:
	Corporate bonds	—	45	—	45
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	90	—	90
	Asset-backed securities	—	9	—	9
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$311	$147	$—	$458
	Total Ameren Missouri	$312	$149	$38	$499
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$—	$—	$4	$4
	Natural gas	5	69	1	75
	Power	—	2	95	97
	Uranium	—	—	6	6
	Total Ameren	$5	$71	$106	$182
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$—	$—	$4	$4
	Natural gas	5	7	1	13
	Power	—	2	1	3
	Uranium	—	—	6	6
	Total Ameren Missouri	$5	$9	$12	$26
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$62	$—	$62
	Power	—	—	94	94
	Total Ameren Illinois	$—	$62	$94	$156

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $1 million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2013:

	Net derivative commodity contracts
Three Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at July 1, 2013	$3	$	(a)	$3
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	1		(a)	1
Total realized and unrealized gains (losses)	1		(a)	1
Purchases	1		(a)	1
Sales	(1)		(a)	(1)
Settlements	(1)		(a)	(1)
Ending balance at September 30, 2013	$3	$	(a)	$3
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$1	$	(a)	$1
Natural gas:
Beginning balance at July 1, 2013	$(1)		$2	$1
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(2)	(2)
Total realized and unrealized gains (losses)	—		(2)	(2)
Purchases	1		—	1
Ending balance at September 30, 2013	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$—		$(1)	$(1)
Power:
Beginning balance at July 1, 2013	$37		$(80)	$(43)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(3)		(17)	(20)
Total realized and unrealized gains (losses)	(3)		(17)	(20)
Sales	1		—	1
Settlements	(6)		3	(3)
Transfers into Level 3	(1)		—	(1)
Ending balance at September 30, 2013	$28		$(94)	$(66)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$(2)		$(16)	$(18)
Uranium:
Beginning balance at July 1, 2013	$(3)	$	(a)	$(3)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(a)	—
Total realized and unrealized gains (losses)	—		(a)	—
Purchases	(2)		(a)	(2)
Ending balance at September 30, 2013	$(5)	$	(a)	$(5)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$(2)	$	(a)	$(2)

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2012:

	Net derivative commodity contracts
Three Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at July 1, 2012	$3	$	(a)	$3
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	1		(a)	1
Total realized and unrealized gains (losses)	1		(a)	1
Purchases	2		(a)	2
Sales	(1)		(a)	(1)
Ending balance at September 30, 2012	$5	$	(a)	$5
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$2	$	(a)	$2
Power(b):
Beginning balance at July 1, 2012	$26		$(221)	$(81)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(4)		2	(6)
Total realized and unrealized gains (losses)	(4)		2	(6)
Sales	(1)		—	(1)
Settlements	(4)		54	(1)
Transfers out of Level 3	(2)		—	(2)
Ending balance at September 30, 2012	$15		$(165)	$(91)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$(5)		$(2)	$(7)
Uranium:
Beginning balance at July 1, 2012	$(1)		(a)	$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(a)	(1)
Total realized and unrealized gains (losses)	(1)		(a)	(1)
Ending balance at September 30, 2012	$(2)		(a)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$(1)		(a)	$(1)

(a)	Not applicable.

(b)	Ameren amounts include the elimination of financial power contracts between Ameren Illinois and Marketing Company.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2013:

	Net derivative commodity contracts
Nine Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2013	$5	$	(a)	$5
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(a)	(1)
Total realized and unrealized gains (losses)	(1)		(a)	(1)
Purchases	2		(a)	2
Sales	(1)		(a)	(1)
Settlements	(2)		(a)	(2)
Ending balance at September 30, 2013	$3	$	(a)	$3
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2013	$—		$—	$—
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(1)	(1)
Total realized and unrealized gains (losses)	—		(1)	(1)
Purchases	—		1	1
Ending balance at September 30, 2013	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$—		$—	$—
Power:
Beginning balance at January 1, 2013	$11		$(111)	$(100)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	3		(2)	1
Total realized and unrealized gains (losses)	3		(2)	1
Purchases	40		—	40
Sales	1		—	1
Settlements	(28)		19	(9)
Transfers into Level 3	(3)		—	(3)
Transfers out of Level 3	4		—	4
Ending balance at September 30, 2013	$28		$(94)	$(66)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$—		$(7)	$(7)
Uranium:
Beginning balance at January 1, 2013	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(2)		(a)	(2)
Total realized and unrealized gains (losses)	(2)		(a)	(2)
Purchases	(2)		(a)	(2)
Settlements	1		(a)	1
Ending balance at September 30, 2013	$(5)	$	(a)	$(5)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2013	$(2)	$	(a)	$(2)

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2012:

	Net derivative commodity contracts
Nine Months	Ameren Missouri		Ameren Illinois		Ameren
Fuel oils:
Beginning balance at January 1, 2012	$3	$	(a)		$3
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(a)		(1)
Total realized and unrealized gains (losses)	(1)		(a)		(1)
Purchases	4		(a)		4
Sales	(2)		(a)		(2)
Settlements	(1)		(a)		(1)
Transfers into Level 3	2		(a)		2
Ending balance at September 30, 2012	$5	$	(a)		$5
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$(1)	$	(a)		$(1)
Natural gas:
Beginning balance at January 1, 2012	$(14)		$(160)		$(174)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(2)		(26)		(28)
Total realized and unrealized gains (losses)	(2)		(26)		(28)
Settlements	1		16		17
Transfers out of Level 3	15		170		185
Ending balance at September 30, 2012	$—		$—		$—
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$7		$—		$7
Power(b):
Beginning balance at January 1, 2012	$21		$(140)		$81
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	5		(219)		(174)
Total realized and unrealized gains (losses)	5		(219)		(174)
Purchases	22		—		22
Sales	(1)		—		(1)
Settlements	(28)		194		(15)
Transfers out of Level 3	(4)		—		(4)
Ending balance at September 30, 2012	$15		$(165)		$(91)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$(1)		$(187)	(c) $	(171)
Uranium:
Beginning balance at January 1, 2012	$(1)	$	(a)		$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(a)		(1)
Total realized and unrealized gains (losses)	(1)		(a)		(1)
Ending balance at September 30, 2012	$(2)	$	(a)		$(2)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2012	$(1)	$	(a)		$(1)

(a)	Not applicable.

(b)	Ameren amounts include the elimination of financial power contracts between Ameren Illinois and Marketing Company.

(c)	The change in unrealized losses was due to decreases in long-term power prices applied to 20-year Ameren Illinois’ swap contracts, which expire May 2032.
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers out of Level 3 into Level 2 for natural gas derivatives were due to management previously using broker quotations to estimate the fair value of natural gas contracts and changing to estimates based upon exchange closing prices without significant unobservable adjustments in the first quarter of 2012. Estimates of fair value based on exchange closing prices are deemed to be a more accurate approximation of natural gas prices. Transfers between Level 2 and Level 3 for power derivatives and between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of financial trades observable on electronic exchanges between the periods shown below. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and nine months ended September 30, 2013, and 2012, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Ameren - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$—	$—	$—	$2
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	—	—	—	185
Transfers into Level 3 / Transfers out of Level 2 - Power	(1)	—	(3)	—
Transfers out of Level 3 / Transfers into Level 2 - Power	—	(2)	4	(4)
Net fair value of Level 3 transfers	$(1)	$(2)	$1	$183
Ameren Missouri - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$—	$—	$—	$2
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	—	—	—	15
Transfers into Level 3 / Transfers out of Level 2 - Power	(1)	—	(3)	—
Transfers out of Level 3 / Transfers into Level 2 - Power	—	(2)	4	(4)
Net fair value of Level 3 transfers	$(1)	$(2)	$1	$13
Ameren Illinois - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	$—	$—	$—	$170
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
The following table presents the carrying amounts and estimated fair values of our long-term debt and capital lease obligations and preferred stock at September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$6,158	$6,596	$6,157	$7,110
Preferred stock	142	123	142	123
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,006	$4,227	$4,006	$4,625
Preferred stock	80	74	80	74
Ameren Illinois:
Long-term debt (including current portion)	$1,727	$1,922	$1,727	$2,020
Preferred stock	62	49	62	49

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Preferred stock along with the noncontrolling interest of EEI is recorded in “Noncontrolling Interests” on the balance sheet.
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
Collateral Postings
Under the terms of the Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers would be required to post collateral. Therefore, Ameren Missouri and Marketing Company, as winning suppliers in the RFP process, may be required to post collateral. As of December 31, 2012, and September 30, 2013, there were no collateral postings required of Ameren Missouri or Marketing Company related to the Illinois power procurement agreements.
Marketing Company Sale of Trade Receivables to Ameren Illinois
In accordance with the Illinois Public Utilities Act, beginning in June 2012, Ameren Illinois is required to purchase alternative retail electric suppliers’ receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. Marketing Company sells and Ameren Illinois purchases trade receivables relating to the power supply of residential customers using Marketing Company as their alternative retail electric supplier. Marketing Company has no continuing involvement with or control over the trade receivables after the sale is completed to Ameren Illinois, and neither company has any restrictions on the assets associated with these purchase and sale transactions. As of September 30, 2013, Ameren Illinois’ payable to Marketing Company for the purchase of trade receivables totaled $17 million. During the nine months ended September 30, 2013, Ameren Illinois purchased $115 million of trade receivables from Marketing Company at a discount of $2 million. Marketing Company’s receivable from Ameren Illinois as well as Ameren Illinois’ payable to Marketing Company are eliminated in Ameren’s consolidated financial statements. After the New AER divestiture is complete, these transactions will no longer be eliminated in Ameren’s consolidated financial statements.
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
Upon the divestiture of New AER, the transaction agreement with IPH requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the closing date of such divestiture and provide such additional credit support as required by contracts entered into prior to the closing date, in each case for up to 24 months after the closing. IPH shall indemnify Ameren for any payments Ameren makes pursuant to these credit support obligations if the counterparty does not return the posted collateral to Ameren. IPH's indemnification obligation will be secured by certain AERG and Genco assets. In addition, Dynegy has provided a limited guarantee of $25 million to Ameren (parent) pursuant to which

Dynegy will, among other things, guarantee IPH's indemnification obligations for a period of up to 24 months after the closing. See Note 2 - Divestiture Transactions and Discontinued Operations.
At September 30, 2013, Ameren had a total of $192 million in guarantees outstanding, excluding a guarantee for Medina Valley related to the amended put option agreement. This guarantee expired in October 2013 with the closing of Genco’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. See Note 2 - Divestiture Transactions and Discontinued Operations for further discussion of the put option agreement. See below for further discussion of the outstanding guarantees:

•
$154 million related to Ameren's Merchant Generation segment, primarily for Marketing Company as support for physically and financially settled power transactions with its counterparties. As of September 30, 2013, this amount does not represent an incremental consolidated Ameren obligation; rather, it represents Ameren parental guarantees of subsidiary obligations to third parties, which may include affiliates, in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Ameren's estimated exposure for obligations under transactions covered by these guarantees was $25 million at September 30, 2013, which represents the total amount Ameren (parent) could be required to fund based on September 30, 2013 market prices.

•	$25 million provided to a clearing broker acting as futures commission merchant for the clearing of certain power, natural gas, and fuels commodity transactions for AER.

•
$13 million related to requirements for asset transactions, leasing, Medina Valley transactions through MISO and other agreements. At September 30, 2013, Ameren estimated it had no exposure to any of these guarantees.

Additionally, at September 30, 2013, Ameren had issued letters of credit totaling $14 million as credit support to certain subsidiaries.
Miscellaneous Support Services
Ameren Missouri and Ameren Illinois provide storm-related and miscellaneous support services to each other on an as- needed basis.  Ameren Illinois provided to Ameren Missouri $2 million in storm-related support services during the nine months ended September 30, 2013.  Ameren Missouri provided to Ameren Illinois $1 million in miscellaneous support services during the three and nine months ended September 30, 2013.  Ameren Missouri provided to Ameren Illinois $1 million in miscellaneous support services during the nine months ended September 30, 2012. These amounts are reflected in “Operating Revenues - Other” on the statement of income and comprehensive income.
Money Pools
See Note 4 - Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and nine months ended September 30, 2013, and 2012. It is based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 4 - Short-term Debt and Liquidity of this report.

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2013	$	(b)	$	(a)		$1	$	(a)
agreements with Ameren Illinois		2012		(b)		(a)		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2013		4		(b)		15		1
rent and facility services		2012		5		(b)		14		1
Ameren Missouri and Genco gas	Operating Revenues	2013		(b)		(a)		1		(a)
transportation agreement		2012		(b)		(a)		1		(a)
Transmission services agreement	Operating Revenues	2013		(a)		11		(a)		24
with Marketing Company		2012		(a)		5		(a)		11
Total Operating Revenues		2013		$4		$11		$17		$25
		2012		5		5		15		12
Ameren Illinois power supply	Purchased Power	2013	$	(a)		$46	$	(a)		$94
agreements with Marketing Company		2012		(a)		83		(a)		243
Ameren Illinois power supply	Purchased Power	2013		(a)		(b)		(a)		1
agreements with Ameren Missouri		2012		(a)		(b)		(a)		(b)
Total Purchased Power		2013	$	(a)		$46	$	(a)		$95
		2012		(a)		83		(a)		243
Ameren Services support services	Other Operations and Maintenance	2013		$25		$22		$85		$70
agreement		2012		26		22		81		67
Insurance premiums(c)	Other Operations and Maintenance	2013		(b)		(a)		(b)		(a)
		2012		(b)		(a)		(b)		(a)
Total Other Operations and		2013		$25		$22		$85		$70
Maintenance Expenses		2012		26		22		81		67
Money pool borrowings (advances)	Interest Charges	2013	$	(b)	$	(b)		$$1	$	(b)
		2012		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

(c)	Represents insurance premiums paid to Missouri Energy Risk Assurance Company, an affiliate, for replacement power.
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
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at September 30, 2013. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	13,312	(a)	128	(b)
	$13,687	(c)	$128
Property damage:
Nuclear Electric Insurance Ltd.	$2,250	(d)	$23	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$2,750		$23
Replacement power:
Nuclear Electric Insurance Ltd.	$490	(g)	$9	(e)
Missouri Energy Risk Assurance Company	64	(h)	—

(a)	Provided through mandatory participation in an industry-wide retrospective premium assessment program.

(b)
Retrospective premium under Price-Anderson. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $19 million per year.

(c)
Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $128 million per incident for each licensed reactor it operates with a maximum of $19 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.

(d)
Nuclear Electric Insurance Ltd. provides $2.25 billion in property damage, decontamination, and premature decommissioning insurance. There is a $1.7 billion sublimit for non-radiation events of which the top $200 million is a shared limit with other generators purchasing this coverage and includes one free reinstatement.

(e)	All Nuclear Electric Insurance Ltd. insured plants could be subject to assessments should losses exceed the accumulated funds from Nuclear Electric Insurance Ltd.

(f)	European Mutual Association for Nuclear Insurance provides $500 million in excess of the $2.25 billion property coverage and $1.7 billion non-radiation coverage.

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

(h)
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

The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear power facility. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. The five-year inflationary adjustment was effective September 10, 2013. Owners of a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by Price-Anderson.
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

Other Obligations
To supply a portion of the fuel requirements of our energy centers, we have entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. We also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated fuel, purchased power, and other commitments at September 30, 2013. Ameren’s and Ameren Missouri’s purchased power obligations include a 102-megawatt power purchase agreement with a wind farm operator that expires in 2024. Ameren’s and Ameren Illinois’ purchased power obligations include the Ameren Illinois power purchase agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services at September 30, 2013. Ameren's and Ameren Illinois' Other column also include obligations related to IEIMA. In addition, the Other column includes Ameren's and Ameren Missouri's obligations related to energy efficiency programs under the MEEIA as approved by the MoPSC's December 2012 electric rate order. The order provides that, beginning in 2013, Ameren Missouri will invest approximately $147 million over three years for energy efficiency programs.

	Coal	Natural Gas	Nuclear Fuel	Purchased Power(a)	Methane Gas	Other	Total
Ameren:(b)
2013	$605	$109	$17	$162	$1	$87	$981
2014	617	292	68	302	3	158	1,440
2015	640	155	63	154	4	114	1,130
2016	665	85	81	67	4	64	966
2017	683	47	58	44	5	56	893
Thereafter	245	100	216	501	97	246	1,405
Total	$3,455	$788	$503	$1,230	$114	$725	$6,815
Ameren Missouri:
2013	$605	$27	$17	$3	$1	$66	$719
2014	617	50	68	19	3	127	884
2015	640	30	63	19	4	85	841
2016	665	16	81	19	4	40	825
2017	683	11	58	19	5	32	808
Thereafter	245	28	216	129	97	144	859
Total	$3,455	$162	$503	$208	$114	$494	$4,936
Ameren Illinois:
2013	$—	$82	$—	$159	$—	$9	$250
2014	—	242	—	283	—	22	547
2015	—	125	—	135	—	24	284
2016	—	69	—	48	—	24	141
2017	—	36	—	25	—	24	85
Thereafter	—	72	—	372	—	102	546
Total	$—	$626	$—	$1,022	$—	$205	$1,853

(a)
The purchased power amounts for Ameren and Ameren Illinois includes twenty-year agreements for renewable energy credits that were entered into in December 2010 with various renewable energy suppliers. The agreements contain a provision that allows Ameren Illinois to reduce the quantity purchased in the event that Ameren Illinois would not be able to recover the costs associated with the renewable energy credits.

(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Ameren Illinois has entered into an agreement, through a process administered by the IPA, to purchase power from a repowered unit at the Meredosia energy center designed for permanent carbon dioxide capture and storage, annually over a 20-year period beginning in 2017 for its electric delivery service customers. The agreement is contingent on the parties interested in repowering the unit at the currently idle Meredosia energy center reaching certain milestones related to the construction and commencement of operations of this unit. Construction has not begun on the unit at this energy center; therefore, Ameren Illinois’ obligations are not yet certain at this time and consequently not included in the table above. If the plant is not in service by 2019, Ameren Illinois can terminate the agreement.
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generation, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, impacts to air, land, and water, noise, protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) require release prevention plans and emergency response procedures.
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
The estimates in the tables below contain all of the known capital costs to comply with existing environmental regulations, including the CAIR, and our assessment of the potential impacts of the MATS and of the EPA's proposed regulation for CCR as of September 30, 2013. In addition, the estimates assume that CCR will continue to be regarded as nonhazardous. The estimates do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures or the impact of the effluent standards applicable to steam-electric generating units that the EPA proposed in April 2013, as the technology requirements ultimately to be selected in these final rules are not yet known. The estimates shown in the tables below could change significantly depending upon a variety of factors including:

•	Ameren’s divestiture of its Merchant Generation business;

•	additional or modified federal or state requirements;

•	further regulation of greenhouse gas emissions;

•	revisions to CAIR or reinstatement of CSAPR;

•	delays or accelerations of rulemaking and implementation by the EPA or state agencies;

•
new national ambient air quality standards, new standards intended to achieve national ambient air quality standards, or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional or new rules governing air pollutant transport;

•	regulations or requirements under the Clean Water Act regarding cooling water intake structures or effluent standards;

•	finalized regulations classifying CCR as being hazardous or imposing additional requirements on the management of CCR;

•	new limitations or standards under the Clean Water Act applicable to discharges from steam-electric generating units;

•	new technology;

•	changes in expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.
Continuing Operations:

	2013	2014 - 2017			2018 - 2022			Total
AMO(a)	$105	$215	-	$260	$795	-	$975	$1,115	-	$1,340

(a)	Ameren Missouri’s expenditures are expected to be recoverable from ratepayers.
Discontinued Operations:

	2013	2014 - 2017			2018 - 2022			Total
Genco(a)	$30	$100	-	$125	$220	-	$270	$350	-	$425
AERG	5	20	-	25	20	-	25	45	-	55
Total(b)	$35	$120	-	$150	$240	-	$295	$395	-	$480

(a)	Includes estimated costs of approximately $20 million annually, excluding capitalized interest, from 2013 through 2017 for construction of two scrubbers at the Newton energy center.

(b)	Assumes the Merchant Generation facilities are owned by Ameren.
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
In December 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the CAIR to the EPA for further action to remedy the rule's flaws, but allowed the CAIR's cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit issued a stay of the CSAPR. In August 2012, the United States Court of Appeals for the District of Columbia Circuit issued a ruling that vacated the CSAPR in its entirety, finding that the EPA exceeded its authority in imposing the CSAPR's emission limits on states. In March 2013, the EPA and certain environmental groups filed an appeal of the Court of Appeals’ remand of CSAPR to the United States Supreme Court. The United States Supreme Court has agreed to consider the appeal and is expected to issue a ruling on the appeal during its current term, which ends in June 2014. The EPA will continue to administer the CAIR until a new rule is ultimately adopted or the United States Supreme Court overturns the decision to vacate the CSAPR.
In December 2011, the EPA issued the MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, toxic metals, and particulate matter by setting emission limits equal to the average emissions of the best performing 12% of existing coal and oil-fired electric generating units. Also, the standards require reductions in hydrogen chloride emissions, which were not regulated previously, and for the first time require continuous monitoring systems for hydrogen chloride, mercury, and particulate matter. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however in certain cases, emission compliance can be achieved by averaging emissions from similar electric generating units at the same power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers requested and were granted extensions to April 2016 to comply with the MATS.
Separately, in December 2012, the EPA issued a final rule that made the national ambient air quality standard for fine particulate matter more stringent. States must develop control measures designed to reduce the emission of fine particulate matter below required levels to achieve compliance with the new standard. Such measures may or may not apply to energy centers but could require reductions in SO2 and NOx emissions. States are required to demonstrate compliance with the rule by 2020, or 2025 if an extension of time to achieve compliance is granted. Ameren Missouri and AER are currently evaluating the new standard while the states of Missouri and Illinois develop their attainment plans.
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

In July 2013, the EPA issued a final rule designating portions of the United States, including parts of Illinois and Missouri, as nonattainment for the national ambient air quality standard for SO2. The designations became effective in October 2013, and the states must develop plans in the next 18 months to reduce emissions so that they can achieve the ambient air quality standards within five years. Ameren, Ameren Missouri and AER are assessing the impact of this designation.
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

See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding Ameren’s divestiture of New AER and a request filed with the Illinois Pollution Control Board for a variance in favor of IPH on the same material terms as the Illinois MPS variance granted to AER in September 2012.

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
Greenhouse Gas Regulation
State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions. Potential impacts from any such legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a law that restricts emissions of CO2 or requires energy centers to purchase allowances for CO2 emissions could result in a significant rise in rates for electricity and thereby household costs. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region's reliance on electricity generated by coal-fired power plants. Natural gas emits about half as much CO2 as coal when burned to produce electricity. Therefore, greenhouse gas regulations could cause the conversion of coal-fired power plants to natural gas, or the construction of new natural gas-fired plants to replace coal-fired power plants. As a result, economy wide shifts to natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes that use natural gas.
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
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permit upon renewal. Currently, all Ameren energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology to address greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. In June 2012, the United States Court of Appeals for the District of Columbia Circuit upheld the Tailoring Rule. Industry groups and a coalition of states filed petitions in April 2013 requesting that the United States Supreme Court review the circuit court’s decision upholding the Tailoring Rule. In October 2013, the United States Supreme Court granted the petition agreeing to consider whether the Clean Air Act authorizes the EPA to regulate emissions of greenhouse gases from stationary sources, including power plants, as a result of the EPA’s determination to regulate greenhouse gas emissions from motor vehicles. A ruling is expected in 2014.
In June 2013, the Obama Administration announced that it had directed the EPA to set CO2 emissions standards for both new and existing power plants. The EPA proposed revised CO2 emissions regulations for new electricity generating units in September 2013. The proposed standards would establish separate emissions limits for new natural gas-fired plants and new coal-fired plants. In addition, the Obama Administration had directed the EPA to propose a CO2 emissions standard for existing power plants by June 2014 and to finalize such standard by June 2015. Currently, the Ameren Companies are unable to predict the outcome or impacts of such future regulations.
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
Commencing in 2005, Genco received a series of information requests from the EPA pursuant to Section 114(a) of the Clean Air Act. The requests sought detailed operating and maintenance history data with respect to Genco's Coffeen, Hutsonville, Meredosia, Newton, and Joppa energy centers and AERG's E.D. Edwards and Duck Creek energy centers. In August 2012, Genco received a Notice of Violation from the EPA alleging violations of permitting requirements including Title V of the Clean Air Act. The EPA contends that projects performed in 1997, 2006, and 2007 at Genco's Newton energy center violated federal law. Ameren believes its defenses to the allegations at Genco described in the Notice of Violation are meritorious. A recent decision by the United States Court of Appeals for the Seventh Circuit held that similar claims older than five years were barred by the statute of limitations. If not reversed or overturned, this decision may provide an additional defense to the allegations in the Newton energy center Notice of Violation. Ameren is unable to predict the outcome of this matter.
Following the issuance of a Notice of Violation in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the district court granted, in part, Ameren Missouri's motion to dismiss various aspects of the EPA's penalty claims. The EPA's claims for unspecified injunctive relief remain. Trial in this matter is currently scheduled for January 2015. Ameren Missouri believes its defenses are meritorious and will defend itself vigorously. However, there can be no assurances that it will be successful in its efforts.
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
Clean Water Act
In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25% of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant's intake screens or to reduce intake velocity to a specified level. The proposed rule also requires existing power plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in November 2013, with compliance expected within eight years thereafter. All coal-fired, nuclear, and combined cycle energy centers at Ameren, Ameren Missouri and AER with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. The final rule could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers.
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The proposed revision targets wastewater streams associated with fluegas desulfurization (i.e. scrubbers), fly ash, bottom ash, fluegas mercury control, CCR leachate from landfills and impoundments, nonchemical metal cleaning, and gasification of fuels. The EPA’s proposal identifies several alternatives for addressing these waste streams, including best management practices for CCR impoundments. The EPA’s proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If enacted as proposed, Ameren Missouri and AER would be subject to the revised limitations beginning as early as July 1, 2017, but no later than July 1, 2022. We are reviewing the proposed rule and evaluating its potential impact on our operations if enacted as proposed. The EPA expects to issue a final rule in 2014.
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
As part of the transfer of generation assets by our rate-regulated utility operations in Illinois to Genco in May 2000 and to AERG in October 2003, Ameren Illinois’ predecessor companies contractually agreed to indemnify Genco and AERG for claims relating to pre-existing environmental conditions at the transferred sites. The plant transfer agreements between both Genco and Ameren Illinois and AERG and Ameren Illinois will be amended as part of the transaction agreement for Ameren to divest New AER to IPH. The agreements will specify that Medina Valley will assume any environmental liabilities associated with the Meredosia and Hutsonville energy centers. The agreements will also specify that Genco and AERG will no longer be indemnified by Ameren Illinois with respect to the environmental liabilities associated with Genco’s Newton and Coffeen energy centers and AERG’s E.D. Edwards and Duck Creek energy centers. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding Ameren’s divestiture of New AER.
As of September 30, 2013, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois. These sites are in various stages of investigation, evaluation, remediation, and closure. Based on current estimated plans, Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2018. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC.
As of September 30, 2013, Ameren Missouri has one remaining former MGP site for which remediation is scheduled.

Remediation is complete at the other Ameren Missouri former MGP sites. Ameren Missouri does not currently have a rate rider mechanism that permits it to recover from utility customers remediation costs associated with MGP sites.

The following table presents, as of September 30, 2013, the estimated obligation to complete the remediation of these former MGP sites.

	Estimate		Recorded Liability(a)
	Low	High
Ameren	$251	$337	$251
Ameren Missouri	5	6	5
Ameren Illinois	246	331	246

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range was a better estimate.
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
Ameren Illinois utilized an off-site landfill, which Ameren Illinois did not own, in connection with its operation of the Coffeen energy center prior to the formation of Genco. While not currently mandated, Ameren Illinois may be required to perform certain remediation activities associated with that landfill. As of September 30, 2013, Ameren Illinois estimated the obligation related to the cleanup at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of September 30, 2013, Ameren Illinois recorded a liability of $0.8 million to represent its estimate of the obligation for these sites.
Ameren Missouri has responsibility for the investigation and potential cleanup of two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. Ameren Missouri is the current owner of the site, but Ameren Missouri did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other PRPs, is currently performing a site investigation. As of September 30, 2013, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate. Ameren Missouri's other active federal agency-mandated cleanup site in Missouri is a site in Cape Girardeau. Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility at this site. A trust was established in the early 1990s by several businesses and governmental agencies to fund the investigation and cleanup of this site, which was completed in 2005. Ameren Missouri anticipates that this trust fund will be sufficient to complete the remaining adjacent off-site cleanup, and it therefore has no recorded liability at September 30, 2013, for this site.
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
The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2014. Once the EPA has approved the proposed site remedies, it will begin negotiations with various PRPs regarding implementation. Over the last several years, numerous other parties have joined the PRP group. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia's former chemical waste landfill in Sauget Area 2. As of September 30, 2013, Ameren Missouri estimated its obligation related to Sauget Area 2 at $0.3 million to $10 million. Ameren Missouri recorded a liability of $0.3 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri owned substation in St. Charles, Missouri. As of September 30, 2013, Ameren Missouri estimated the obligation related to the cleanup at $1.6 million to $4.5 million. Ameren Missouri recorded a liability of $1.6 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ash Management
There has been activity at both state and federal levels regarding additional regulation of CCR. In May 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCR, which could affect future disposal and handling costs at our energy centers. Those proposed regulations include two options for managing CCRs under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants either to close surface impoundments, such as ash ponds, or to retrofit such facilities with liners. Existing impoundments and landfills used for the disposal of CCR would be subject to groundwater monitoring requirements and requirements related to closure and postclosure care under the proposed regulations. The EPA announced that its April 2013 proposed revisions to the effluent limitations applicable to steam electric generating units would apply to ash ponds and CCR management and that it intended to align this proposal with the CCR rules proposed in May 2010. Additionally, in January 2010, the EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and it specifically discussed CCR as a reason for developing the new requirements. Ameren, Ameren Missouri and AER are currently evaluating all of the proposed regulations to determine whether current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. Ameren, Ameren Missouri and AER are evaluating the potential costs associated with compliance with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted. See Note 2 - Divestiture Transactions and Discontinued Operations for information regarding AER’s AROs, which include those related to CCR storage facilities.
The Illinois EPA has issued violation notices with respect to groundwater conditions existing at Genco’s ash pond systems. AER filed a proposed rulemaking with the Illinois Pollution Control Board which, if approved, would provide for the systematic and eventual closure of ash ponds. In October 2013, the Illinois EPA filed a proposed rulemaking with the Illinois Pollution Control Board. AER has stayed its rulemaking efforts to allow the Illinois EPA proposed rulemaking to proceed. The rulemaking process could take several years to complete. During the first quarter of 2013, Genco and AERG revised their ARO fair value estimates relating to their ash ponds to reflect expected retirement dates. See Note 1 - Summary of Significant Accounting Policies for additional information related to our asset retirement obligations.
Pumped-storage Hydroelectric Facility Breach
In December 2005, there was a breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. This resulted in significant flooding in the local area, which damaged a state park. The rebuilt Taum Sauk energy center became fully operational in April 2010.
Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. As of September 30, 2013, Ameren Missouri had an insurance receivable balance of $68 million. Ameren Missouri's results of operations, financial position and liquidity could be adversely affected if its remaining liability insurance claims are not paid by insurers.

In June 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, filed in the United States District Court for the Eastern District of Missouri, Ameren Missouri claimed that the insurance company breached its duty to indemnify Ameren Missouri for the losses resulting from the incident. In January 2011, the district court ruled that the parties must first pursue alternative dispute resolution and enforced the forum selection clause of their coverage agreement. The forum selection clause requires use of New York law and effectively requires mandatory arbitration. Ameren Missouri appealed the January 2011 ruling to the United States Court of Appeals for the Eighth Circuit. In August 2012, the court of appeals remanded the case to the district court for consideration of whether Missouri public policy voids the forum selection clause. In September 2013, the district court ruled that Missouri public policy voids the forum selection clause.
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
Asbestos-related Litigation
Ameren, Ameren Missouri and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies with the average number of parties being 78 as of September 30, 2013. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
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
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of September 30, 2013:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	55	63	85

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
At September 30, 2013, Ameren, Ameren Missouri and Ameren Illinois had liabilities of $15 million, $7 million, and $8 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At September 30, 2013, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from customers within IP’s historical service territory.
Ameren Illinois Municipal Taxes
Ameren Illinois received tax liability notices from the City of O'Fallon, Illinois relating to prior-period electric and natural gas municipal taxes. The city alleges that Ameren Illinois failed to collect prior-period taxes from more than 2,400 accounts primarily in annexed areas for the period 2004 through 2012. In July 2013, the O’Fallon city administrator issued an order stating that Ameren Illinois was liable to the City of O’Fallon for $4 million. In August 2013, Ameren Illinois filed an appeal and a stay of the O’Fallon city administrator’s order to the St. Clair County Circuit Court. In addition, in December 2012, the City of Peoria issued a tax liability notice alleging that Ameren Illinois failed to collect prior-period municipal taxes from certain accounts. In September 2013, a hearing officer issued an order stating that Ameren Illinois was liable to the City of Peoria for $0.5 million. Ameren Illinois plans to file an appeal and a stay of the order to the Peoria County Circuit Court. Ameren Illinois believes its defenses to the allegations are meritorious and will defend itself vigorously. As of September 30, 2013, Ameren

Illinois estimated its obligation at $1 million to $5 million. Ameren Illinois recorded a liability of $1 million to represent its estimated minimum obligation to the City of O'Fallon and the City of Peoria, as no other amount within the range was a better estimate.
In addition, at the end of 2012, five other cities issued tax liability notices alleging that Ameren Illinois failed to collect prior-period taxes from certain accounts. At this time, it is premature in Ameren Illinois' review of the additional notices received at the end of 2012 to reasonably estimate any likelihood of loss.
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
As a result of the DOE's failure to begin to dispose of the spent nuclear fuel from nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners have sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract lawsuit to recover costs that it incurred through 2009. This amount included the cost of reracking the Callaway energy center’s spent fuel pool, as well as certain NRC fees, and Missouri ad valorem taxes that Ameren Missouri would not have incurred had DOE performed its contractual obligations. In June 2011, the parties reached a settlement that included an annual reimbursement of Ameren Missouri’s spent fuel storage and related costs through at least 2013. In March 2013, Ameren Missouri submitted its 2012 costs to the DOE for reimbursement under the settlement agreement. Ameren Missouri expects to receive the 2012 cost reimbursement of $6 million during the fourth quarter of 2013. These costs were recorded in “Miscellaneous accounts and notes receivable” on Ameren’s and Ameren Missouri’s September 30, 2013 balance sheets.
In December 2011, Ameren Missouri filed a license extension application with the NRC to extend its Callaway energy center's operating license from 2024 to 2044. There is no deadline by which the NRC must act on this application. Among the rules that the NRC has historically relied upon in approving license extensions are rules dealing with the storage of spent nuclear fuel at the reactor site and with the NRC's confidence that permanent disposal of spent nuclear fuel will be available when needed. In a June 2012 decision, the United States Court of Appeals for the District of Columbia Circuit vacated these rules and remanded the case to the NRC, holding that the NRC's obligations under the National Environmental Policy Act required a more thorough environmental analysis in support of the NRC's waste confidence decision. In June 2012, a number of groups petitioned the NRC to suspend final licensing decisions in certain NRC licensing proceedings, including the Callaway energy center license extension, until the NRC completed its proceedings on the vacated rules. In August 2012, the NRC stated that it would not issue licenses dependent on the vacated rules until it appropriately addressed the court's remand. In September 2012, the NRC directed its staff to issue, within two years, a new waste confidence final environmental impact statement and a final rule to address the court's ruling. The newly created Waste Confidence Directorate within NRC now oversees the drafting of a new waste confidence environmental impact statement and rule, and its schedule presently provides for issuance of the final environmental impact statement and final rule by no later than September 2014. Consistent with its schedule, the NRC, on September 13, 2013, issued for public comment the draft waste confidence generic environmental impact statement and its proposed waste confidence rule. If the Callaway energy center's license is extended, additional spent fuel storage will be required. Ameren Missouri plans to install a dry spent fuel storage facility at its Callaway energy center and intends to begin transferring spent fuel assemblies to this facility by 2016.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center's current operating license in 2024. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are included in the costs of service used to establish electric rates for Ameren Missouri's customers. These costs amounted to $7 million in each of the years 2013, 2012, and 2011. Every three years, the MoPSC requires Ameren

Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. If Ameren Missouri's operating license extension application is approved by the NRC, a revised funding analysis will be prepared and the rates charged to customers will be adjusted accordingly to reflect the operating license extension at the time of the next triennial cost study and funding analysis is approved by the MoPSC. Amounts collected from customers are deposited in an external trust fund to provide for the Callaway energy center's decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.
See Note 3 - Rate and Regulatory Matters for additional information related to the Callaway energy center.

NOTE 12 - RETIREMENT BENEFITS
Ameren’s pension and postretirement plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at September 30, 2013, the plan’s estimated investment performance through September 30, 2013, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $50 million to $150 million in each of the next five years, with aggregate estimated contributions of $475 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the voluntary employee’s beneficiary association trusts to match the annual postretirement expense.
The following table presents the components of the net periodic benefit cost for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2013, and 2012:

	Pension Benefits (a)				Postretirement Benefits (a)
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$23	$20	$69	$61	$6	$5	$17	$16
Interest cost	40	42	121	125	11	12	34	36
Expected return on plan assets	(54)	(52)	(162)	(156)	(16)	(14)	(47)	(42)
Amortization of:
Transition obligation	—	—	—	—	—	1	—	1
Prior service cost (benefit)	(1)	(1)	(3)	(3)	(1)	(1)	(3)	(3)
Actuarial loss	23	19	69	56	2	1	6	3
Net periodic benefit cost	$31	$28	$94	$83	$2	$4	$7	$11

(a)	Excludes the EEI plans as they are included in discontinued operations.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three and nine months ended September 30, 2013, and 2012:

	Pension Costs				Postretirement Costs
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Ameren Missouri	$18	$16	$54	$48	$2	$2	$7	$7
Ameren Illinois	10	9	31	27	(b)	1	(b)	3
Other	3	3	9	8	(b)	1	(b)	1
Ameren(a)	$31	$28	$94	$83	$2	$4	$7	$11

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries, but excludes the EEI plans as they are included in discontinued operations.

(b)	Less than $1 million.
NOTE 13 - SEGMENT INFORMATION
Ameren has three reportable segments: Ameren Missouri, Ameren Illinois, and Merchant Generation. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all the operations of Ameren Missouri’s business as described in Note 1 - Summary of Significant Accounting Policies. The Ameren Illinois segment for both Ameren and Ameren Illinois includes all of the operations of Ameren Illinois’ business as described in Note 1 - Summary of Significant Accounting Policies. The Merchant Generation segment for Ameren consists primarily of the operations or activities of AER, including Genco, EEI, AERG, and Marketing Company. Ameren intends to divest its Merchant Generation segment and, therefore, has excluded that segment’s information below. See Note 2 - Divestiture Transactions and Discontinued Operations for information regarding the Merchant Generation segment. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI. The Other category also includes activities previously included in the Merchant Generation segment that will be retained by Ameren after the divestiture of New AER and the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers are complete. See Note 2 - Divestiture Transactions and Discontinued Operations for information regarding the assets and liabilities to be retained by Ameren after the divestitures.
The following table presents information about the revenues and specified items included in net income attributable to Ameren Corporation from continuing operations for the three and nine months ended September 30, 2013, and 2012, and total assets as of September 30, 2013, and December 31, 2012.

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Consolidated
2013
External revenues	$1,088	$547	$3	$—	$1,638
Intersegment revenues	5	—	1	(6)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	238	77	(10)	—	305
2012
External revenues	$1,059	$647	$3	$—	$1,709
Intersegment revenues	5	1	—	(6)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	236	71	2	—	309
Nine Months
2013
External revenues	$2,760	$1,744	$12	$—	$4,516
Intersegment revenues	18	3	2	(23)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	362	139	(37)	—	464
2012
External revenues	$2,583	$1,935	$5	$—	$4,523
Intersegment revenues	16	1	2	(19)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	400	130	(23)	—	507
As of September 30, 2013:
Total assets	$13,231	$7,439	$1,375	$(1,055)	$20,990	(a)
As of December 31, 2012:
Total assets	$13,043	$7,282	$1,228	$(934)	$20,619	(a)
(a)    Excludes “Assets of discontinued operations.” See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.

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

Ameren has various other subsidiaries responsible for activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH, which Ameren expects will close during the fourth quarter of 2013. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million with respect to the sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On October 11, 2013, Ameren received FERC approval for the divestiture of New AER to IPH and Genco’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, Genco completed its sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects this third-party sale of these gas-fired energy centers to close by the end of 2013, subject to FERC and other regulatory approvals. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information regarding these divestitures.
As a result of the transaction agreement with IPH and Ameren’s plan to sell its Elgin, Gibson City, and Grand Tower gas-fired energy centers, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation beginning March 14, 2013. Therefore, Ameren has segregated New AER’s and the Elgin, Gibson City, and Grand Tower gas-fired energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods disclosed in this report. Unless otherwise stated, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, for additional information regarding that presentation.
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
OVERVIEW
Net income attributable to Ameren Corporation was $302 million in the third quarter of 2013, compared with net income of $374 million in the third quarter of 2012. Net income attributable to Ameren Corporation from continuing operations was $305 million in the third quarter of 2013, compared with net income of $309 million in the third quarter of 2012. Net income attributable to Ameren Corporation increased to $252 million in the first nine months of 2013, from $182 million in the first nine months of 2012. Net income attributable to Ameren Corporation from continuing operations decreased to $464 million in the first nine months of 2013, from $507 million in the first nine months of 2012.
Net income from continuing operations at Ameren was unfavorably impacted in the third quarter and first nine months of

2013, compared with the same periods in 2012, by decreased electric demand resulting from summer temperatures that were cooler than last year’s warmer-than-normal temperatures, partially offset in both periods by the absence of the collar adjustment impact on Ameren Illinois earnings which came into effect with the hot summer weather in 2012, and partially offset in the nine-month period by increased natural gas demand in the first quarter of 2013. Additionally, a reduction in revenues at Ameren Missouri, resulting from a Missouri Court of Appeals decision regarding the FAC, reduced earnings between periods. Net income from continuing operations at Ameren was also unfavorably impacted in the first nine months of 2013, compared with the same period in 2012, by costs associated with the Callaway energy center's 2013 scheduled refueling and maintenance outage and by the absence in 2013 of a 2012 FERC-ordered Entergy refund, not included in the FAC, that reduced Ameren Missouri's purchased power expense and increased interest income. Net income from continuing operations at Ameren was favorably impacted in the third quarter and first nine months of 2013, compared with the same periods in 2012, by rate increases for Ameren Missouri electric and Ameren Illinois transmission service, both effective in January 2013, as well as higher Ameren Illinois electric delivery earnings. The latter reflected the absence, in 2013, of a 2012 required contribution, as well as increased rate base and a higher allowed return on equity under formula ratemaking.

Ameren continues to expect to complete the divestiture of its Merchant Generation business by the end of 2013. Completion of the divestiture of New AER to IPH requires FERC and FCC approvals. In October 2013, Ameren received FERC approval for the divestiture of New AER to IPH. The FCC approval was received in August 2013. Separately, as a condition to IPH’s obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same material terms as, AER’s variance of the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking materially the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. Immediately following receipt of FERC approval in October 2013, Genco completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital, which is also subject to FERC and other regulatory approvals, will be completed by the end of 2013. Once the Merchant Generation business is divested, the resulting shift to a fully rate-regulated business is expected to substantially improve the predictability of our future earnings and cash flows.

With regard to our rate-regulated operations, a key strategic objective is to invest in and operate our businesses in a manner consistent with existing regulatory frameworks. We do this because healthy financial performance is critical to our shareholders, just as it is to our ability to undertake the significant operating and capital spending needed to meet customers’ energy needs and expectations. To meet this objective, we have been requesting and obtaining rate increases as needed, as well as aligning operating and capital spending consistent with regulatory outcomes and existing frameworks. As a result of these and other operational and cost containment initiatives, our electric rates have remained low, delivery system reliability has been enhanced, energy center availability has remained strong and our earned returns at our utilities have improved. To be positioned to invest so that we can meet our customers’ future energy needs and expectations, we have also been aggressively working to enhance regulatory frameworks. Modern, constructive regulatory frameworks, such as those we have in place for our FERC-regulated transmission and Illinois-regulated energy delivery businesses, support investment in utility infrastructure, benefiting our utilities and the communities we serve. We also continue to focus on developing additional rate-regulated opportunities for investment and growing rate base. Over the last few years, we have identified and advanced several new opportunities, including our Modernization Action Plan, which is accelerating improvements to Ameren Illinois’ electric and natural gas delivery systems, and new FERC-regulated transmission projects designed to improve reliability and efficiency. We expect successful execution of our strategy to result in meeting our customers’ future energy needs and expectations, earning fair returns on our investments, and earnings per share and dividend growth driven primarily by projected increases in rate base investments.
Ameren plans to invest approximately $2.2 billion in FERC-regulated electric transmission projects over the five-year period ending in 2017. ATXI's Illinois Rivers project is a major component of that plan. In August 2013, the ICC granted a certificate of public convenience and necessity and approved seven of a total of nine sections of the route and three of the proposed nine substations for the Illinois Rivers project. The ICC order indicated the project is necessary to address transmission and reliability needs in an efficient and equitable manner and that the project will benefit the development of a competitive electricity market. The ICC also indicated that ATXI is capable of constructing and managing the project and capable of financing it. In October 2013, the ICC granted ATXI’s request for rehearing to consider additional evidence regarding the two segments of the route and six substations that were not approved, as well as the requests for rehearing of certain other parties regarding two of the approved segments of the route. An order on rehearing is expected in March 2014.

RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, the impacts of energy efficiency programs, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren's revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. We principally use coal, nuclear fuel, natural gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for our Illinois electric delivery service business, and a FAC for our Missouri electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year, with recoveries from or refunds to customers in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average for the applicable calendar year of the monthly average yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Fluctuations in interest rates and conditions in the capital and credit markets also affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our energy centers and transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.
Earnings Summary
Net income attributable to Ameren Corporation was $302 million, or $1.24 per diluted share, in the third quarter of 2013, compared with net income of $374 million, or $1.54 per diluted share, in the third quarter of 2012. Net income attributable to Ameren Corporation from continuing operations was $305 million, or $1.25 per diluted share, in the third quarter of 2013, compared with net income of $309 million, or $1.28 per diluted share, in the third quarter of 2012. Net income attributable to Ameren Corporation from continuing operations increased in the third quarter of 2013 in the Ameren Illinois segment by $6 million from the prior-year period. Net income attributable to Ameren Corporation from continuing operations increased in the third quarter of 2013 in the Ameren Missouri segment by $2 million from the prior-year period. The net loss attributable to Ameren Corporation from discontinued operations was $3 million in the third quarter of 2013 as compared with net income of $65 million in the same period last year.
Net income attributable to Ameren Corporation increased to $252 million, or $1.03 per diluted share, in the first nine months of 2013, from $182 million, or $0.75 per diluted share, in the first nine months of 2012. Net income attributable to Ameren

Corporation from continuing operations decreased to $464 million, or $1.91 per diluted share, in the first nine months of 2013, from $507 million, or $2.09 per diluted share, in the first nine months of 2012. Net income attributable to Ameren Corporation from continuing operations decreased in the first nine months of 2013 in the Ameren Missouri segment by $38 million from the prior-year period. Net income attributable to Ameren Corporation from continuing operations increased in the first nine months of 2013 in the Ameren Illinois segment by $9 million from the prior-year period. The net loss attributable to Ameren Corporation from discontinued operations decreased to $212 million in the first nine months of 2013 from $325 million in the same period in 2012.
Net income from continuing operations at Ameren was unfavorably impacted in the third quarter and first nine months of 2013, compared with the same periods in 2012, by:

•
decreased electric demand resulting from summer temperatures that were cooler than last year’s warmer-than-normal temperatures, partially offset in both periods by the absence of the collar adjustment impact on Ameren Illinois earnings which came into effect with the hot summer weather in 2012, and partially offset in the nine-month period by increased natural gas demand in the first quarter of 2013 (estimated at 15 cents per share and 10 cents per share, respectively); and

•
a reduction in revenues at Ameren Missouri resulting from the Missouri Court of Appeals’ May 2013 decision, which upheld the MoPSC's April 2011 order, and a MoPSC order issued in July 2013 for the estimated obligation to refund to customers amounts associated with certain long-term partial requirements sales recognized for the period from October 1, 2009, to May 31, 2011 (1 cent per share and 7 cents per share, respectively).

In addition to these items unfavorably impacting both periods, net income from continuing operations at Ameren was unfavorably impacted in the first nine months of 2013, compared with the same period in 2012, by:

•
costs associated with the Callaway energy center's scheduled refueling and maintenance outage in the second quarter of 2013. There was no Callaway refueling and maintenance outage in 2012 (10 cents per share); and

•
the absence in 2013 of a 2012 Entergy refund not included in the FAC that reduced Ameren Missouri's purchased power expense and increased interest income. In June 2012, FERC ordered the refund from Entergy for a power purchase agreement that expired in 2009 (7 cents per share).

Net income from continuing operations at Ameren was favorably impacted in the third quarter and first nine months of 2013, compared with the same periods in 2012, by:

•
higher Ameren Missouri utility rates pursuant to an order issued by the MoPSC, which became effective in January 2013, partially offset by increased regulatory asset amortization directed by the rate order. This excludes

MEEIA impacts, which are discussed separately below (8 cents per share and 13 cents per share, respectively);

•
an increase in Ameren Illinois' electric delivery earnings under formula ratemaking. The third quarter was favorably impacted by timing differences, increased rate base and a higher allowed return on equity. The nine-month period was favorably impacted by increased rate base, a higher allowed return on equity, and lower required contributions pursuant to the IEIMA. (8 cents per share and 2 cents per share, respectively);

•
higher revenues associated with Ameren Missouri's MEEIA energy efficiency lost revenue recovery mechanism (3 cents per share and 5 cents per share, respectively), which are partially offset by lower revenues resulting from reduced demand due to energy efficiency programs; and

•	higher electric transmission rates at Ameren Illinois and ATXI (1 cent per share and 6 cents per share, respectively).
The cents per share information presented above is based on the diluted average shares outstanding in the third quarter and first nine months of 2012. There was no difference between basic and diluted shares in 2012. For further details regarding the Ameren Companies' results of operations for the third quarter and the first nine months of 2013, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes, and Loss from Discontinued Operations, Net of Tax, see the major headings below.

Below is a table of income statement components by segment for the three and nine months ended September 30, 2013, and 2012:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Total
Three Months 2013:
Electric margin	$820	$336	$1	$1,157
Natural gas margin	13	77	(1)	89
Other revenues	1	—	(1)	—
Other operations and maintenance	(212)	(166)	(5)	(383)
Depreciation and amortization	(114)	(59)	(2)	(175)
Taxes other than income taxes	(91)	(30)	—	(121)
Other income and (expenses)	14	1	—	15
Interest charges	(43)	(31)	(14)	(88)
Income (taxes) benefit	(149)	(51)	13	(187)
Income (loss) from continuing operations	239	77	(9)	307
Loss from discontinued operations, net of tax	—	—	(3)	(3)
Net income (loss)	239	77	(12)	304
Noncontrolling interest and preferred dividends	(1)	—	(1)	(2)
Net income (loss) attributable to Ameren Corporation	$238	$77	$(13)	$302
Three Months 2012:
Electric margin	$817	$312	$(4)	$1,125
Natural gas margin	13	77	—	90
Other revenues	—	—	—	—
Other operations and maintenance	(203)	(159)	—	(362)
Depreciation and amortization	(111)	(55)	5	(161)
Taxes other than income taxes	(87)	(24)	(3)	(114)
Other income and (expenses)	11	—	—	11
Interest charges	(55)	(34)	(10)	(99)
Income (taxes) benefit	(148)	(46)	15	(179)
Income (loss) from continuing operations	237	71	3	311
Income from discontinued operations, net of tax	—	—	63	63
Net income	237	71	66	374
Noncontrolling interest and preferred dividends	(1)	—	1	—
Net income attributable to Ameren Corporation	$236	$71	$67	$374
Nine Months 2013:
Electric margin	$1,919	$857	$(1)	$2,775
Natural gas margin	58	293	(2)	349
Other revenues	1	2	(3)	—
Other operations and maintenance	(686)	(538)	(5)	(1,229)
Depreciation and amortization	(338)	(182)	(8)	(528)
Taxes other than income taxes	(247)	(102)	(5)	(354)
Other income and (expenses)	34	—	(1)	33
Interest charges	(159)	(96)	(34)	(289)
Income (taxes) benefit	(217)	(93)	22	(288)
Income (loss) from continuing operations	365	141	(37)	469
Loss from discontinued operations, net of tax	—	—	(212)	(212)
Net income (loss)	365	141	(249)	257
Noncontrolling interest and preferred dividends	(3)	(2)	—	(5)
Net income (loss) attributable to Ameren Corporation	$362	$139	$(249)	$252
Nine Months 2012:
Electric margin	$1,898	$828	$(8)	$2,718
Natural gas margin	52	270	(1)	321
Other revenues	1	—	(1)	—
Other operations and maintenance	(611)	(513)	(2)	(1,126)
Depreciation and amortization	(328)	(165)	(3)	(496)
Taxes other than income taxes	(236)	(94)	(7)	(337)
Other income and (expenses)	37	(10)	(2)	25
Interest charges	(167)	(98)	(30)	(295)
Income (taxes) benefit	(243)	(86)	31	(298)
Income (loss) from continuing operations	403	132	(23)	512
Loss from discontinued operations, net of tax	—	—	(331)	(331)
Net income (loss)	403	132	(354)	181
Noncontrolling interest and preferred dividends	(3)	(2)	6	1
Net income (loss) attributable to Ameren Corporation	$400	$130	$(348)	$182

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and nine months ended September 30, 2013, compared with the same periods in 2012. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(59)	$(16)	$—	$(75)
Regulated rates:
Base rates (estimate)	66	52	—	118
Recovery of FAC under-recovery(c)	22	—	—	22
Off-system and transmission services revenues (reduction in base rates)	(7)	—	1	(6)
FAC prudence review charge	(3)	—	—	(3)
MEEIA (energy efficiency)	21	—	—	21
Transmission services	(10)	2	2	(6)
Gross receipts tax	3	—	—	3
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(3)	—	(3)
Illinois pass-through power supply costs	—	(128)	—	(128)
Sales volume (excluding the impact of abnormal weather)	(1)	(8)	—	(9)
Other	(3)	(3)	—	(6)
Total electric revenue change	$29	$(104)	$3	$(72)
Fuel and purchased power change:
Energy costs included in base rates	$(4)	$—	$—	$(4)
Recovery of FAC under-recovery(c)	(22)	—	—	(22)
Illinois pass-through power supply costs and other	—	128	2	130
Total fuel and purchased power change	$(26)	$128	$2	$104
Net change in electric margins	$3	$24	$5	$32
Natural gas margins change:
Energy efficiency programs and environmental remediation cost riders	$—	$1	$—	$1
Sales and other	—	(1)	(1)	(2)
Net change in natural gas margins	$—	$—	$(1)	$(1)
Nine Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(53)	$(15)	$—	$(68)
Regulated rates:
Base rates (estimate)	149	48	—	197
Recovery of FAC under-recovery(c)	56	—	—	56
Off-system and transmission services revenues (reduction in base rates)	9	—	—	9
FAC prudence review charge	(25)	—	—	(25)
MEEIA (energy efficiency)	43	—	—	43
Transmission services	(24)	18	8	2
Gross receipts tax	9	—	—	9
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(7)	—	(7)
Illinois pass-through power supply costs	—	(273)	—	(273)
Sales volume (excluding the impact of abnormal weather)	2	(11)	—	(9)
Other	(3)	(4)	(2)	(9)
Total electric revenue change	$163	$(244)	$6	$(75)
Fuel and purchased power change:
Energy costs included in base rates	$(62)	$—	$—	$(62)
Recovery of FAC under-recovery(c)	(56)	—	—	(56)

FERC-ordered power purchase settlement in 2012	(24)	—	—	(24)
Illinois pass-through power supply costs and other	—	273	1	274
Total fuel and purchased power change	$(142)	$273	$1	$132
Net change in electric margins	$21	$29	$7	$57
Natural gas margins change:
Effect of weather (estimate)(b)	$3	$11	$—	$14
Base rates (estimate)	—	2	—	2
Energy efficiency programs and environmental remediation cost riders	—	6	—	6
Gross receipts tax	1	5	—	6
Sales (excluding the impact of abnormal weather) and other	2	(1)	(1)	—
Net change in natural gas margins	$6	$23	$(1)	$28

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

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
Ameren Corporation
Ameren's electric margins increased by $32 million, or 3%, and $57 million, or 2%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The following items had a favorable impact on Ameren's electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods:

•
Higher Ameren Missouri electric base rates effective January 2013 ($66 million and $149 million, respectively), as a result of the 2012 MoPSC electric rate order, partially offset by an increase in net energy costs ($11 million and $53 million, respectively). The increase in net energy costs are the sum of the change in energy costs included in base rates ($4 million and $62 million, respectively) and the change in off-system and transmission services revenues (-$7 million and $9 million, respectively). Transmission services revenues for 2012 were not included in the FAC ($10 million and $24 million, respectively). See below for additional details regarding the FAC.

•
Electric delivery service formula ratemaking adjustments at Ameren Illinois resulting from the annual reconciliation of the revenue requirement pursuant to the IEIMA ($52 million and $48 million, respectively). The third quarter was favorably impacted by timing differences, increased rate base, a higher allowed return on equity, and absence of the collar adjustment impact on earnings which came into effect with the hot summer weather in 2012. The nine-month period was favorably impacted by increased rate base, a higher allowed return on equity, and absence of the collar adjustment.

•
Higher revenues associated with Ameren Missouri's MEEIA energy efficiency program cost recovery mechanism ($10 million and $23 million, respectively) and lost revenue recovery mechanism ($11 million and $20 million, respectively), effective January 2013, which increased revenues by a combined $21 million and $43 million, respectively. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs.

•	Excluding Ameren Missouri, higher transmission revenues at Ameren Illinois and ATXI, due to the forward-looking rate calculations for 2013 pursuant to the 2012 FERC orders, whereas in 2012 rates were based on a historic base period ($4 million and $26 million, respectively). On January 1, 2013, Ameren Illinois and ATXI adjusted their electric transmission rates to reflect an increase in their transmission revenue requirements. The increases in Ameren Illinois' and ATXI’s transmission revenue requirements are subject to revenue requirement reconciliations.

•
Increased gross receipts taxes at Ameren Missouri, due primarily to the higher base rates ($3 million and $9 million, respectively). See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

The following items had an unfavorable impact on Ameren's electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Summer weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as cooling degree-days decreased 20% and 24%, respectively, which decreased revenues by $75 million and $68 million, respectively. This excludes the impact of the collar adjustment discussed above.

•
A reduction in Ameren Missouri revenues resulting from the Missouri Court of Appeals’ May 2013 decision that upheld the MoPSC's April 2011 order and a MoPSC order issued in July 2013. Ameren Missouri recorded a FAC prudence review charge for its estimated obligation to refund to its electric customers the earnings associated with sales previously recognized by Ameren Missouri during the period from October 1, 2009, to May 31, 2011 ($3 million and $25 million, respectively). See Note 3 - Rate and Regulatory Matters under Part I, Item 1, of this report for further information regarding the FAC prudence review charge.

•
Absence in 2013 of a 2012 FERC-ordered Entergy refund that reduced Ameren Missouri’s purchased power expense that was not included in the FAC, decreased margins by $24 million for the nine months ended September 30, 2013, when compared with the same period in 2012.

•	A decrease in recovery of bad debt, energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms at Ameren Illinois ($3 million and $7 million, respectively). See Other Operations and Maintenance Expenses in this section for information on a related offsetting decrease in bad debt, energy efficiency and environmental remediation costs.

•
Excluding the estimated impact of abnormal weather, total sales volumes decreased 3% and 1%, respectively, due in part to decreased sales in the commercial and industrial sectors at Ameren Illinois ($9 million and $9 million, respectively).

Ameren Illinois' revenues associated with Illinois pass-through power supply costs decreased because of lower power prices on purchases and reduced volumes caused by customers switching to alternative retail electric suppliers. This decrease in revenues was offset by a corresponding decrease in purchased power expense ($128 million and $273 million, respectively).
Beginning in 2012, Ameren Illinois elected to participate in performance-based formula ratemaking framework pursuant to the IEIMA. The IEIMA provides for an annual reconciliation of Ameren Illinois' electric distribution revenue requirement. As of each balance sheet date, Ameren Illinois records its estimate of the electric distribution revenue impact resulting from the reconciliation of the revenue requirement necessary to reflect the actual recoverable costs incurred for that year with the revenue requirement that was in effect for that year. See Operations and Maintenance Expenses in this section for further information regarding the revenue requirement. If the current year's revenue requirement is greater than the revenue requirement customer rates were based upon, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. If the current year's revenue requirement is less than the revenue requirement customer rates were based upon, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 3 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Net energy cost includes fuel (coal, coal transportation, natural gas for generation, and nuclear), certain fuel additives, emission allowances, purchased power costs, transmission costs and revenues, and MISO costs and revenues, net of off-system revenues. The MoPSC's December 2012 electric order authorized the inclusion of fuel additive costs and transmission revenues in the FAC starting in 2013. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs under the FAC through customer rates increased $22 million and $56 million, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, with corresponding offsets to fuel expense to reduce the previously recognized FAC regulatory asset.

Ameren's natural gas margins decreased by $1 million, or 1%, for the three months ended September 30, 2013, compared with the same period in 2012. However, natural gas margins increased $28 million, or 9%, for the nine months ended September 30, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren's natural gas margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Winter weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as heating degree-days increased 42%, which increased revenues by $14 million for the nine months ended September 30, 2013, compared with the same period in 2012.

•
An increase in recovery of energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms at Ameren Illinois ($1 million and $6 million, respectively). See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

•
Increased gross receipts taxes, primarily at Ameren Illinois, due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $6 million for the nine months ended September 30, 2013, compared with the same period in 2012. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	Increased Ameren Illinois natural gas rates effective in late January 2012, increased revenues by $2 million for the nine months ended September 30, 2013, when compared with the same period in 2012.
Ameren’s natural gas margins were unfavorably impacted by a 4% decrease in normalized retail sales volumes, which decreased revenues by $2 million for the three months ended September 30, 2013, when compared with the same period in 2012.
Ameren Missouri
Ameren Missouri's electric margins increased by $3 million, or less than 1%, and $21 million, or 1%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The following items had a favorable impact on Ameren Missouri's electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Higher electric base rates, effective January 2013 ($66 million and $149 million, respectively), as a result of the 2012 MoPSC electric rate order, partially offset by an increase in net energy costs ($11 million and $53 million, respectively). The increase in net energy costs are the sum of the change in energy costs included in base rates ($4 million and $62 million, respectively) and the change in off-system and transmission services revenues (-$7 million and $9 million, respectively). Transmission services revenues for 2012 were not included in the FAC ($10 million and $24 million, respectively).

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism ($10 million and $23 million, respectively) and lost revenue recovery mechanism ($11 million and $20 million, respectively), effective January 2013, which increased revenues by a combined $21 million and $43 million, respectively. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs.

•
Increased gross receipts taxes due primarily to the higher base rates ($3 million and $9 million, respectively). See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

The following items had an unfavorable impact on Ameren Missouri's electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Summer weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as cooling degree-days decreased 18% and 23%, respectively, which decreased revenues by $59 million and $53 million, respectively.

•
A reduction in revenues resulting from the Missouri Court of Appeals’ May 2013 decision that upheld the MoPSC's April 2011 order and a MoPSC order issued in July 2013. Ameren Missouri recorded a FAC prudence review charge for its estimated obligation to refund to its electric customers the earnings associated with certain long-term partial requirements sales previously recognized during the period from October 1, 2009, to May 31, 2011 ($3 million and $25 million, respectively). See Note 3 - Rate and Regulatory Matters under Part I, Item 1, of this report for further information regarding the FAC prudence review charge.

•
Absence in 2013 of a 2012 FERC-ordered Entergy refund that reduced purchased power expense that was not included in the FAC, decreased margins by $24 million for the nine months ended September 30, 2013, when compared with the same period in 2012.

Ameren Missouri's natural gas margins were flat for the three months ended September 30, 2013, compared with the same period in 2012. However, natural gas margins increased $6 million, or 12%, for the nine months ended September 30, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren Missouri's natural gas margins for the nine months ended September 30, 2013, compared with the year-ago period:

•
Winter weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as heating degree-days increased 49%, which increased revenues by $3 million for the nine months ended September 30, 2013, compared with the same period in 2012.

•
Excluding the estimated impact of abnormal weather, revenues increased by $2 million, driven largely by higher natural gas transportation sales; however, total retail sales volumes decreased 3% for the nine months ended

September 30, 2013, when compared with the same period last year.

•
Increased gross receipts taxes due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $1 million for the nine months ended September 30, 2013, when compared with the same period in 2012. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

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
Ameren Illinois' electric margins increased by $24 million, or 8%, and $29 million, or 4%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The following items had a favorable impact on Ameren Illinois' electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods:

•
Electric delivery service formula ratemaking adjustments resulting from the annual reconciliation of the revenue requirement pursuant to the IEIMA ($52 million and $48 million, respectively). The third quarter was favorably impacted by timing differences, increased rate base, a higher allowed return on equity, and absence of the collar adjustment impact on earnings which came into effect with the hot summer weather in 2012. The nine-month period was favorably impacted by increased rate base, a higher allowed return on equity, and absence of the collar adjustment.

•
Higher transmission revenues due to the forward-looking rate calculation for 2013 pursuant to a 2012 FERC order, whereas in 2012 rates were based on a historic base period ($2 million and $18 million, respectively). On January 1, 2013, Ameren Illinois adjusted its electric transmission rates to reflect an increase in its transmission revenue requirement, which is subject to revenue requirement reconciliation.

The following items had an unfavorable impact on Ameren Illinois' electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods:

•
Summer weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as cooling degree-days decreased 20% and 23%, respectively, which decreased revenues by $16 million and $15 million, respectively. This excludes the impact of the collar adjustment discussed above.

•	A decrease in recovery of bad debt, energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms ($3 million and $7 million,

respectively). See Other Operations and Maintenance Expenses in this section for information on a related offsetting decrease in bad debt, energy efficiency and environmental remediation costs.

•
Excluding the estimated impact of abnormal weather, total retail sales volumes decreased 6% and 3%, respectively, largely due to decreased sales in the commercial and industrial sectors ($8 million and $11 million, respectively).

Ameren Illinois' natural gas margins were flat for the three months ended September 30, 2013, compared with the same period in 2012. However, natural gas margins increased $23 million, or 9%, for the nine months ended September 30, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren Illinois' natural gas margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Winter weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as heating degree-days increased 39%, which increased revenues by $11 million for the nine months ended September 30, 2013, when compared with the same period in 2012.

•
An increase in recovery of energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms ($1 million and $6 million, respectively). See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

•
Increased gross receipts taxes due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $5 million for the nine months ended September 30, 2013, compared with the same period in 2012. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	Increased natural gas rates effective in late January 2012, which increased revenues by $2 million for the nine months ended September 30, 2013, when compared with the same period in 2012.
Other Operations and Maintenance Expenses
Ameren Corporation
Three months - Other operations and maintenance expenses were $21 million higher in the third quarter of 2013, as compared with the third quarter of 2012. The following items increased other operations and maintenance expenses between periods:

•
A $10 million increase in Ameren Missouri’s energy efficiency program costs due to the requirements of MEEIA, which became effective in base rates beginning in January 2013. These costs were offset by increased electric revenues recovered through customer billings, with no overall impact on net income.

•	A $10 million increase in employee benefit costs, primarily due to higher pension expense at Ameren Missouri because of a cost increase included in base rates as a result of the

2012 MoPSC electric order and higher medical expense at Ameren Illinois resulting from increased headcount.

•	A $4 million increase in non-storm-related distribution maintenance expenditures, primarily related to the timing of a circuit maintenance program at Ameren Illinois.
Other operations and maintenance expenses decreased between periods because of the absence of a charge in 2013 for a $6 million canceled project that was recorded in the third quarter of 2012 at Ameren Missouri.
Nine months - Other operations and maintenance expenses were $103 million higher in the first nine months of 2013, as compared with the first nine months of 2012. The following items increased other operations and maintenance expenses between periods:

•
A $30 million increase in plant maintenance costs, primarily due to $38 million in costs for the scheduled 2013 Callaway energy center refueling and maintenance outage as there was no outage in 2012, partially offset by an $8 million reduction in costs due to fewer major boiler outages at coal-fired energy centers.

•	A $23 million increase in Ameren Missouri’s energy efficiency program costs due to the requirements of MEEIA, which became effective in base rates beginning in January 2013.

•	A $14 million increase in labor costs, primarily because of wage increases and Ameren Illinois staff additions to comply with the requirements of the IEIMA.

•
A $12 million increase in employee benefit costs, primarily due to higher pension expense at Ameren Missouri because of a cost increase included in base rates and increased amortization of prior-year pension deferrals both as a result of the 2012 MoPSC electric order. These increased expenses were offset by increased electric revenues recovered through customer billings, with no overall impact on net income.

•
A $10 million increase in storm-related repair costs, primarily due to major storms in the second quarter of 2013. For Ameren Missouri, a portion of these costs were offset by increased electric revenues recovered through customer billings. For Ameren Illinois, these costs are recoverable under provisions of the IEIMA.

•	A $5 million increase in Ameren Illinois natural gas operations and maintenance expenses, primarily because of expenses for pipeline integrity compliance.

•
A $5 million increase in Ameren Illinois energy efficiency and environmental remediation costs. These costs were offset by increased electric and natural gas revenues recovered through customer billings, with no overall impact on net income.

Other operations and maintenance expenses decreased between periods because of the absence of a charge in 2013 for a $6 million canceled project that was recorded in 2012 at Ameren Missouri.
Variations in other operations and maintenance expenses in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three months - Other operations and maintenance expenses were $9 million higher in the third quarter of 2013, as compared with the third quarter of 2012. The following items increased other operations and maintenance expenses between periods:

•	A $10 million increase in energy efficiency program costs due to the requirements of MEEIA, which became effective in rates beginning in January 2013.

•
A $5 million increase in employee benefit costs, primarily due to higher pension expense because of a cost increase included in base rates as a result of the 2012 MoPSC electric order. The increased expenses were offset by increased electric revenues recovered through customer billings, with no overall impact on net income.

Other operations and maintenance expenses decreased between periods because of the absence of a charge in 2013 for a $6 million canceled project that was recorded in the third quarter of 2012.
Nine months - Other operations and maintenance expenses were $75 million higher in the first nine months of 2013, as compared with the first nine months of 2012. The following items increased other operations and maintenance expenses between periods:

•
A $30 million increase in plant maintenance costs, primarily due to $38 million in costs for the scheduled 2013 Callaway energy center refueling and maintenance outage as there was no outage in 2012, partially offset by an $8 million reduction in costs due to fewer major boiler outages at coal-fired energy centers.

•	A $23 million increase in energy efficiency program costs due to the requirements of MEEIA, which became effective in rates beginning in January 2013.

•
A $10 million increase in employee benefit costs, primarily due to higher pension expense because of a cost increase included in base rates and increased amortization of prior-year pension deferrals both as a result of the 2012 MoPSC electric order.

•
An $8 million increase in storm-related repair costs, primarily due to major storms in the second quarter of 2013. A portion of these costs, $5 million, were offset by increased electric revenues recovered through customer billings.

•	A $5 million increase in labor costs, primarily because of wage increases.
Other operations and maintenance expenses decreased between periods because of the absence of a charge in 2013 for a $6 million canceled project that was recorded in 2012 at Ameren Missouri.
Ameren Illinois
Pursuant to the provisions of the IEIMA, recoverable electric distribution costs incurred during the year that are not recovered through riders are included in Ameren Illinois’ revenue requirement reconciliation, which results in a corresponding adjustment to electric operating revenues, with no overall impact on net income. These recoverable electric distribution costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Three months - Other operations and maintenance expenses were $7 million higher in the third quarter of 2013, as compared with the third quarter of 2012. The following items increased other operations and maintenance expenses between periods:

•	A $5 million increase in non-storm-related electric distribution maintenance expenditures, primarily related to the timing of the circuit maintenance program.

•	A $4 million increase in employee benefit costs, primarily due to higher medical expense resulting from increased headcount.
Nine months - Other operations and maintenance expenses were $25 million higher in the first nine months of 2013, as compared with the first nine months of 2012. The following items increased other operations and maintenance expenses between periods:

•	An $8 million increase in labor costs, primarily because of wage increases and staff additions to comply with the requirements of the IEIMA.

•	A $5 million increase in natural gas operations and maintenance expenses, primarily because of expenses for pipeline integrity compliance.

•
A $5 million increase in energy efficiency and environmental remediation costs. These costs were offset by increased electric and natural gas revenues recovered through customer billings, with no overall impact on net income.

•	A $4 million increase in non-storm-related electric distribution maintenance expenditures, primarily related to the timing of a circuit maintenance program.

•	A $2 million increase in storm-related repair costs, primarily due to major storms in 2013.
Depreciation and Amortization
Ameren Corporation
Three and nine months - Depreciation and amortization expenses increased by $14 million in the third quarter of 2013, as compared with the third quarter of 2012, and by $32 million in the first nine months of 2013, as compared with the first nine months of 2012, due to increased expenses at Ameren Missouri and Ameren Illinois as discussed below. In addition, depreciation and amortization expenses associated with the idle Meredosia and Hutsonville energy centers, which Ameren will retain when the New AER divestiture is completed, increased by $8 million for the three and nine months ended September 30, 2013, due to the decrease in 2012 in their estimated asset retirement obligations. These increases were partially offset by decreased depreciation and amortization expenses at Ameren Services of $2 million for the nine months ended September 30, 2013, as compared with the same prior-year period, due to the completion in early 2013 of amortization of certain software that was at the end of its estimated useful life.
Variations in depreciation and amortization expenses in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three months - Depreciation and amortization expenses increased by $3 million, primarily due to increased amortization expense of $2 million related to the 2012 MoPSC electric rate order resulting in higher amortization of pre-MEEIA energy efficiency program costs, which became effective in base rates in January 2013.
Nine months - Depreciation and amortization expenses increased by $10 million, primarily due to increased depreciation expense of $5 million related to electric distribution infrastructure capital additions, and due to increased amortization expense of $5 million related to the 2012 MoPSC electric rate order resulting in higher amortization of pre-MEEIA energy efficiency program costs, which were reflected in electric rates effective in January 2013.
Ameren Illinois
Three and nine months - Depreciation and amortization expenses increased by $4 million and $17 million, respectively, primarily due to new electric depreciation rates, which increased depreciation expense by $4 million and $12 million, respectively, as a result of a reduction in the useful lives of existing electric meters that are being replaced with advanced metering infrastructure pursuant to the IEIMA, and due to infrastructure additions, which increased depreciation expense by $2 million and $8 million, respectively.
Taxes Other Than Income Taxes
Ameren Corporation
Three months - Taxes other than income taxes increased by $7 million in the third quarter of 2013, as compared with the third quarter of 2012, primarily due to an increase in property taxes at Ameren Illinois and an increase in gross receipts taxes at Ameren Missouri.
Nine months - Taxes other than income taxes increased by $17 million in the first nine months of 2013, as compared with the first nine months of 2012, primarily due to an increase in gross receipts taxes at Ameren Missouri and Ameren Illinois. These increased gross receipts taxes were offset by increased gross receipts tax revenues, with no overall impact on net income. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.

Variations in taxes other than income taxes in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three and nine months - Taxes other than income taxes increased by $4 million and $11 million, respectively, primarily due to an increase in gross receipts taxes as a result of increased sales.
Ameren Illinois
Three months - Taxes other than income taxes increased by $6 million, primarily due to a reduction in the electric distribution tax refund between periods.
Nine months - Taxes other than income taxes increased by $8 million, primarily due to an increase in gross receipts taxes as a result of increased natural gas sales.
Other Income and Expenses
Ameren Corporation
Three months - Other income, net of expenses, increased by $4 million in the third quarter of 2013, as compared with the third quarter of 2012, primarily due to decreased donations at Ameren Missouri.
Nine months - Other income, net of expenses, increased by $8 million in the first nine months of 2013, as compared with the first nine months of 2012, primarily because decreased donations in 2013 at Ameren Illinois more than offset decreased interest income at Ameren Missouri.
Variations in other income, net of expenses, in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three months - Other income, net of expenses, increased by $3 million, primarily due to decreased donations.
Nine months - Other income, net of expenses, decreased by $3 million, primarily due to a decrease in interest income resulting from the absence of a 2012 interest payment received from Entergy as part of the FERC-ordered refund related to a power purchase agreement that expired in 2009.
Ameren Illinois
Three months - Other income, net of expenses, was comparable between periods.
Nine months - Other income, net of expenses, increased by $10 million, primarily due to decreased donations because of the absence in 2013 of the one-time $7.5 million contribution to the

Illinois Science and Energy Innovation Trust pursuant to the IEIMA in connection with participation in the formula ratemaking process in 2012.
Interest Charges
Ameren Corporation
Three and nine months - Interest charges decreased by $11 million in the third quarter of 2013, as compared with the third quarter of 2012, and by $6 million in the first nine months of 2013, as compared with the first nine months of 2012, primarily because of lower interest charges at Ameren Missouri and Ameren Illinois. These decreases were partially offset by an increase at Ameren (parent) of $4 million for the three and nine months ended September 30, 2013, because of an increase in interest charges associated with uncertain tax positions.
Variations in interest charges in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three months - Interest charges decreased by $12 million, primarily because of a decrease in interest charges associated with uncertain tax positions and reduced interest charges due to the September 2012 repurchase of $71 million of 6.00% senior secured notes, $121 million of 6.70% senior secured notes, and $57 million of 5.10% senior secured notes, and the issuance of $485 million of 3.90% senior secured notes. See Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for information regarding uncertain tax positions.
Nine months - Interest charges decreased by $8 million, primarily because of a decrease in interest charges associated with uncertain tax positions and the favorable impact of the September 2012 repurchase and issuance of senior secured notes, as discussed above. Partially offsetting the decrease was an increase in the adjustment to the allowed reimbursable rate for pre-MEEIA energy efficiency programs, which was reflected as a regulatory asset on Ameren Missouri’s balance sheet.
Ameren Illinois
Three months - Interest charges decreased by $3 million, primarily due to the August 2012 repurchase of $87 million of 9.75% senior secured notes and $194 million of 6.25% senior secured notes, and the issuance of $400 million of 2.70% senior secured notes.
Nine months - Interest charges decreased by $2 million, primarily due to the favorable impact of the August 2012 repurchase and issuance of senior secured notes, as discussed above. Partially offsetting the decrease was an increase in interest applied to the regulatory liability for the 2012 revenue requirement reconciliation pursuant to the IEIMA in connection with participation in the formula ratemaking process.

Income Taxes
The following table presents effective income tax rates for Ameren’s business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Ameren(a)	38%	37%	38%	37%
Ameren Missouri(a)	38%	38%	37%	38%
Ameren Illinois(a)	40%	39%	40%	39%

(a)	The provision for income taxes was based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the relevant period.
Ameren Corporation
Three months - The effective tax rate was higher in the third quarter of 2013, as compared with the third quarter of 2012, primarily due to changes in reserves for uncertain tax positions and lower expected benefits from tax credits.
Nine months - The effective tax rate was higher in the first nine months of 2013, as compared with the first nine months of 2012, primarily due to changes in reserves for uncertain tax positions, along with changes to valuation allowances on deferred tax assets related to charitable contribution deductions and state tax credits that we expect we will not be able to use before the expiration of the carryforward periods.
Variations in effective tax rates in Ameren's business segments and for the Ameren Companies for the three and nine months ended September 30, 2013, compared with the same periods in 2012, were as follows:
Ameren Missouri
Three months - The effective tax rate was comparable between periods.
Nine months - The effective tax rate was lower primarily because of changes to reserves for uncertain tax positions.
Ameren Illinois
Three and nine months - The effective tax rate was higher, primarily because of an increase in state tax expense, along with the decreased impact of tax credits on higher pretax income in 2013.
Income (Loss) from Discontinued Operations, Net of Taxes
See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for information regarding Ameren’s decision to exit the Merchant Generation business and the discontinued operations disclosures relating to that business.
Ameren’s loss from discontinued operations, net of taxes, was $3 million in the third quarter of 2013, compared with income from discontinued operations of $63 million in the same period last year. Ameren’s loss from discontinued operations, net of taxes, decreased to $212 million for the nine months ended September 30, 2013 from $331 million in the prior-year period.
Merchant Generation's electric margins decreased by $82 million, or 55%, and $184 million, or 45%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The following items had an unfavorable impact on Merchant Generation’s electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•	Lower sales prices, primarily due to the expiration of higher-priced hedges ($79 million and $205 million, respectively).

•	Increase in production volume and purchased power costs ($70 million and $143 million, respectively) driven by increased sales volumes and purchases for a large industrial customer.

•
A charge related to a sales and use tax settlement with the state of Illinois, which decreased margins by $7 million for the nine months ended September 30, 2013, compared with the same period in 2012.

The following items had a favorable impact on Merchant Generation’s electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Higher sales volumes as a result of Marketing Company’s efforts to sell power to residential and small commercial customers in Illinois and a large industrial customer ($59 million and $134 million, respectively).

•
Net unrealized MTM activity on fuel-related contracts and nonqualifying power hedges, which increased margins by $24 million for the nine months ended September 30, 2013, compared with the same period in 2012.

Other operations and maintenance expenses were $7 million lower at Merchant Generation in the third quarter of 2013, primarily due to reduced fuel additive expense. Other operations and maintenance expenses were $9 million lower at Merchant Generation in the nine months ended September 30, 2013, as plant maintenance costs were $14 million lower, primarily due to reduced fuel additive expense and fewer major boiler outages, and employee benefit costs were $12 million lower, primarily caused by EEI’s 2012 plan amendments to its management and labor union postretirement medical benefit plans, which more than offset reduced gains in property sales of $11 million in the prior year period.
Depreciation and amortization expenses decreased by $18 million and $68 million in the three and nine months ended September 30, 2013, respectively, primarily because the long-lived asset impairments recorded in the fourth quarter of 2012 reduced the carrying value of net plant assets. Additionally, effective with its conclusion that the New AER disposal group and the Elgin, Gibson City, and Grand Tower gas-fired energy centers disposal group each met the criteria for held for sale presentation, Ameren suspended recording depreciation on these assets in March 2013.
Interest charges decreased by $5 million and $12 million in the three and nine months ended September 30, 2013, respectively, primarily because of increased capitalized interest for the Newton energy center scrubber project.
The sharp decline in the market price of power in early 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco's Newton energy center scrubber project, caused Merchant Generation to evaluate, during the first quarter of 2012, whether the carrying values of its coal-fired energy centers were recoverable. AERG's Duck Creek energy center's carrying value exceeded its estimated undiscounted future cash flows. As a result, Ameren recorded a noncash pretax asset impairment charge of $628 million to reduce the carrying value of AERG's Duck Creek energy center to its estimated fair value during the first quarter of 2012. During the first quarter of 2012, there was a reduction in the income tax benefit recognized in conjunction with the Duck Creek asset impairment of $85 million. For interim reporting purposes, authoritative accounting guidance requires that tax expense (or benefit) related to ordinary income (or loss) must be computed using an estimated annual effective tax rate. In 2012, Ameren's projected annual effective tax rate of 28% was lower than the statutory rate due to the Duck Creek impairment discussed above. This reduction in the recognized tax benefit was fully reversed over the first nine months of 2012. During the third quarter of 2012, Ameren recognized an additional $45 million of income tax benefits relating to the Duck Creek asset impairment recorded in the first quarter of 2012.
LIQUIDITY AND CAPITAL RESOURCES
The tariff-based gross margins of Ameren's rate-regulated utility operating companies are the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix primarily of rate-regulated residential, commercial, and industrial classes and a commodity mix of natural gas and electric service provide a reasonably predictable source of cash flows for Ameren, Ameren Missouri and Ameren Illinois. In addition to using cash flows from operating activities, Ameren, Ameren Missouri and Ameren Illinois use available cash, credit agreement borrowings, commercial paper issuances, money pool borrowings, or other short-term borrowings from affiliates to support normal operations and other temporary capital requirements. Ameren, Ameren Missouri and Ameren Illinois may reduce their credit agreement or short-term borrowings with cash from operations or, at their discretion, with long-term borrowings or, in the case of Ameren Missouri and Ameren Illinois, with equity infusions from Ameren. Ameren, Ameren Missouri and Ameren Illinois expect to incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and natural gas utility infrastructure to support overall system reliability, achieve IEIMA performance standards, and other improvements. Ameren intends to finance those capital expenditures and investments in its rate-regulated businesses with a blend of equity and debt so that it maintains a capital structure of approximately 50% to 55% equity, assuming constructive regulatory environments. Ameren, Ameren Missouri and Ameren Illinois plan to implement their long-term financing plans for debt, equity, or equity-linked securities to finance their operations appropriately, to fund scheduled debt maturities, and to maintain financial strength and flexibility.
The use of operating cash flows and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit as was the case at September 30, 2013, for Ameren. The working capital deficit relating to continuing operations of $209 million as of September 30, 2013, was primarily the result of Ameren’s $425 million 8.875% senior unsecured notes, Ameren Missouri’s $200 million 4.65% senior secured notes and $104 million 5.50% senior secured notes, and Ameren Illinois’ $150 million 8.875% senior secured notes, all of which will mature within the next twelve months and have been classified as “Current maturities of long-term debt” on Ameren’s consolidated balance sheet at September 30, 2013. In October 2013, $44 million of Ameren Missouri’s 1993 5.45% Series tax-exempt first mortgage bonds were redeemed at par plus accrued interest. Also, in October 2013, Ameren Missouri’s $200 million 4.65% senior secured notes matured and were retired. Ameren is currently evaluating refinancing options for the remaining notes including, in part, through the issuance of long-term notes. With the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information. As a result of the IPH transaction and Ameren’s intention to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to a third-party, the Merchant Generation business was classified as discontinued operations for all periods presented in this report. While it remains a business of Ameren, the Merchant Generation segment will seek to fund its operations internally and therefore will seek not to rely on financing from Ameren or external, third-party sources. The Merchant Generation segment will seek to defer or reduce capital and operating expenses, sell certain assets, and take other actions, as necessary, to fund its operations internally while maintaining safe and reliable operations. The transaction agreement with IPH contains customary covenants of Ameren that AER will be operated in the ordinary course prior to closing. However, if Ameren does not complete its divestiture of New AER, Ameren will continue to reduce, and ultimately eliminate, the Merchant Generation segment’s reliance on Ameren’s financial support.

The following table presents net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013, and 2012:

	Net Cash Provided By Operating Activities			Net Cash (Used In) Investing Activities			Net Cash (Used In) Financing Activities
	2013	2012	Variance	2013	2012	Variance	2013	2012	Variance
Ameren(a) - continuing operations	$1,215	$1,090	$125	$(991)	$(839)	$(152)	$(296)	$(307)	$11
Ameren(a) - discontinued operations	99	222	(123)	(42)	(123)	81	—	—	—
Ameren Missouri	781	699	82	(506)	(521)	15	(323)	(247)	(76)
Ameren Illinois	507	441	66	(456)	(304)	(152)	(50)	(65)	15

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased in the first nine months of 2013, compared with the first nine months of 2012. The following items contributed to the increase in cash from operating activities associated with continuing operations during the first nine months of 2013, compared with the same period in 2012:

•	The absence of $138 million in premiums paid to bondholders in 2012 for the repurchase of the tendered principal of multiple series of Ameren Missouri and Ameren Illinois long-term debt notes.

•
An $89 million increase due to the cash flows associated with Ameren Missouri’s under-recovered FAC costs. Recoveries outpaced deferrals in 2013 by $36 million, while deferrals and refunds outpaced recoveries in 2012 by $53 million.

•
A $75 million increase due to changes in coal inventory levels at Ameren Missouri. During 2013, coal inventory levels were $47 million lower than year end because of delivery disruptions due to flooding, while in 2012, coal inventory levels increased $28 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions.

•	A $30 million increase in natural gas commodity over-recovered costs under the PGAs, primarily related to Ameren Illinois.

•	The absence of $25 million in severance payments made in 2012 as a result of the voluntary separation offers extended to Ameren Missouri employees in the fourth quarter of 2011.

•	A $22 million decrease in natural gas held in storage due to the changes in the market price for natural gas over the comparable periods.

•
Electric and natural gas margins, as discussed in Results of Operations, increased by $17 million, excluding impacts from the noncash IEIMA revenue requirement reconciliation adjustment and the May 2013 court order FAC prudence review charge. See Note 3 - Rate and Regulatory Matters under Part I, Item 1, of this report for further information.

•	A $19 million decrease in interest payments, primarily due to 2012 refinancing activity and timing of payments on Ameren Missouri and Ameren Illinois senior secured notes.

•
A net $13 million decrease in collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes at Ameren Illinois as well as 2013 credit rating upgrades.

•	A $13 million decrease in energy efficiency expenditures for Ameren Illinois customer programs that are recovered through customer billings over time.

•	A one-time $7.5 million contribution, in 2012, by Ameren Illinois to the Illinois Science and Energy Innovation Trust as required by the IEIMA.
The following items partially offset the increase in Ameren's cash from operating activities during the first nine months of 2013 compared with the same period in 2012:

•
A $98 million increase in income tax payments. As discussed below, income tax payments at Ameren Missouri increased $58 million while income tax refunds at Ameren Illinois decreased $40 million. Considering both Ameren's continuing and discontinued operations, Ameren has made minimal federal income tax payments in 2013.

•	A $60 million increase in pension and postretirement benefit plan contributions primarily caused by the timing of payments in 2013 compared with 2012.

•	A $33 million increase in energy efficiency expenditures for Ameren Missouri customer programs that are recovered through customer billings over time.

•	A $33 million increase in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•
A $30 million increase in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center, partially offset by unpaid liabilities as of December 31, 2011, pertaining to the fall 2011 outage that were paid in 2012. There was no refueling and maintenance outage in 2012.

•	A $21 million increase at Ameren Illinois associated with deferred recoveries of purchased power and transmission delivery pass-through costs.

•	A $20 million increase in property tax payments at Ameren Missouri caused by the timing of payments and higher assessed property tax values.

•
The absence in 2013 of court registry receipts and payments. In 2012, Ameren Missouri received $19 million from the Circuit Court of Stoddard County's registry, net of payments into that registry, as a result of a Missouri Court of Appeal ruling upholding the MoPSC's January 2009 electric rate order.

•	A $10 million increase in major storm restoration costs.
Ameren’s cash from operating activities associated with discontinued operations decreased in the first nine months of 2013, compared with the first nine months of 2012, primarily attributable to a $208 million decrease in electric margins, excluding impacts of noncash unrealized MTM activity, as discussed in Results of Operations, partially offset by a $93 million increase in income tax refunds in 2013 due to a reduction in pretax book income partially offset by a reduction in accelerated depreciation deductions. Ameren’s discontinued operations received these income tax refunds through the tax allocation agreement with Ameren’s continuing operations entities.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased in the first nine months of 2013, compared with the first nine months of 2012. The following items contributed to the increase in cash from operating activities during the first nine months of 2013, compared with the same period in 2012:

•
An $89 million increase due to the cash flows associated with under-recovered FAC costs. Recoveries outpaced deferrals in 2013 by $36 million, while deferrals and refunds outpaced recoveries in 2012 by $53 million.

•
A $75 million increase due to changes in coal inventory levels. During 2013, coal inventory levels were $47 million lower than year end because of delivery disruptions due to flooding, while in 2012, coal inventory levels increased $28 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions.

•	The absence of $62 million in premiums paid to bondholders in 2012 for the repurchase of the tendered principal of multiple series of long-term debt notes.

•
Electric and natural gas margins, as discussed in Results of Operations, increased by $52 million, excluding the impact from the noncash charge recorded in the first nine months of 2013 associated with the FAC prudence review charge.

•	The absence of $25 million in severance payments made in 2012 as a result of the voluntary separation offers extended to employees in the fourth quarter of 2011.

•	A $10 million decrease in interest payments, primarily due to 2012 refinancing activity and timing of payments on senior secured notes.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities during the first nine months of 2013, compared with the same period in 2012:

•	A $58 million increase in income tax payments resulting primarily from a reduction in accelerated depreciation deductions.

•	A $43 million increase in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•	A $33 million increase in energy efficiency expenditures for customer programs that are recovered through customer billings over time.

•	A $30 million increase in pension and postretirement benefit plan contributions primarily caused by the timing of payments in 2013 compared with 2012.

•
A $30 million increase in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center, partially offset by unpaid liabilities as of December 31, 2011, pertaining to the fall 2011 outage, that were paid in 2012. There was no refueling and maintenance outage in 2012.

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

•	An $8 million increase in major storm restoration costs.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased in the first nine months of 2013, compared with the first nine months of 2012. The following items contributed to the increase in cash from operating activities during the first nine months of 2013, compared with the same period in 2012:

•	The absence of $76 million in premiums paid to bondholders in 2012 for the repurchase of the tendered principal of multiple series of long-term debt notes.

•	A $22 million increase in natural gas commodity over-recovered costs under the PGA.

•	A $20 million decrease in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•	An $18 million decrease in natural gas held in storage due to the changes in the market price for natural gas over the comparable periods.

•	A $13 million decrease in energy efficiency expenditures for customer programs that are recovered through customer billings over time.

•	A $12 million decrease in interest payments, primarily due to 2012 refinancing activity and timing of payments on senior secured notes.

•
A net $11 million decrease in collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes as well as 2013 credit rating upgrades.

•	A one-time $7.5 million contribution, in 2012, to the Illinois Science and Energy Innovation Trust as required by the IEIMA.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities during the first nine months of 2013, compared with the same period in 2012:

•	Electric and natural gas margins, as discussed in Results of Operations, decreased by $41 million, excluding the impact from the noncash IEIMA revenue requirement reconciliation adjustment.

•	A $40 million decrease in income tax refunds resulting primarily from a reduction in accelerated depreciation deductions.

•	A $21 million increase associated with deferred recoveries of purchased power and transmission delivery pass-through costs.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations in the first nine months of 2013 increased compared to the same period in 2012. Capital expenditures increased $181 million as a result of activity at the registrant subsidiaries discussed below as well as increased transmission expenditures at ATXI related to the Illinois Rivers project. This increase was partially offset by a $22 million decrease in nuclear fuel expenditures due to timing of purchases.
Cash flows used in investing activities associated with Ameren’s discontinued operations decreased during the first nine months of 2013, compared with the same period in 2012, primarily due to reduced capital expenditures in 2013 as a result of the deceleration of construction of scrubbers at the Newton energy centers partially offset by the absence in 2013 of property sale proceeds of $16 million received from the 2012 sale of the Medina Valley energy center’s net property and plant.
Ameren Missouri’s cash used in investing activities decreased during the first nine months of 2013, compared with the same period in 2012. Cash flows used in investing activities decreased as a result of money pool advance repayments of $24 million and a $22 million decrease in nuclear fuel expenditures due to timing of purchases partially offset by a $35 million increase in capital expenditures. Capital expenditures increased primarily because of increases in maintenance and reliability projects and storm restoration costs, which more than offset reduced expenditures for energy center projects.
Ameren Illinois’ cash used in investing activities increased during the first nine months of 2013, compared with the same period in 2012, primarily due to an increase in capital expenditures of $153 million for electric transmission to address load growth and reliability requirements, as well as increased capital expenditures for the modernization of its electric distribution system under the IEIMA.
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
Cash Flows from Financing Activities
Ameren’s net cash used in financing activities associated with continuing operations decreased during the nine months ended September 30, 2013, compared with the same period in 2012. In the first nine months of 2013, Ameren had limited debt financing activity, while in 2012, Ameren subsidiaries issued $885 million in senior debt and used the proceeds, together with other available cash, to repurchase and repay existing long-term indebtedness of $754 million and pay related premiums. Additionally, in 2012, Ameren repaid $143 million of its net short-term debt. Ameren declared common stock dividends totaling $291 million in the first nine months of both 2013 and 2012. Dividends paid on common stock increased $7 million in 2013, as compared with 2012, as a result of 2012 non-cash financing activity of $7 million due to the timing of DRPlus common stock dividend funding.
Ameren Missouri’s net cash used in financing activities increased during the nine months ended September 30, 2013, compared with the same period in 2012. Common stock dividends increased $20 million in 2013 compared to 2012. Ameren Missouri was able to meet its working capital requirements and investing requirements without utilizing financing during the first nine months of 2013, while in 2012,

Ameren Missouri issued $485 million of 3.90% senior secured notes and used the proceeds, together with other available cash, to repurchase and repay existing long-term indebtedness of $422 million and pay related premiums.
Ameren Illinois’ net cash used in financing activities decreased during the nine months ended September 30, 2013, compared with the same period in 2012. Ameren Illinois had minimal debt financing activity in 2013, while in 2012, Ameren Illinois issued $400 million of 2.70% senior secured notes and used the proceeds, together with other available cash, to repurchase and repay existing long-term indebtedness of $332 million and pay related premiums. During 2013, common stock dividends decreased by $87 million.
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

The following table presents the committed 2012 Credit Agreements of Ameren, Ameren Missouri, and Ameren Illinois and the credit capacity available under such agreements, considering reductions for letters of credit and commercial paper issuances, as of September 30, 2013:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement(a)(b)	November 2017	$1,000	$1,000
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement(a)(b)	November 2017	1,100	1,100
Ameren:
Less:
Letters of credit		(c)	(14)
Total		$2,100	$2,086

(a)	Certain Ameren subsidiaries not party to the 2012 Credit Agreements may access these credit agreements through intercompany borrowing arrangements.

(b)
Each credit agreement expires on November 14, 2017. The borrowing sublimits of Ameren Missouri and Ameren Illinois will mature and expire on March 31, 2014, and September 30, 2014, respectively, subject to extension on a 364-day basis or for a longer period upon notice by the respective borrower of receipt of any and all required federal or state regulatory approvals, as permitted under each credit agreement, but in no event later than November 14, 2017. In October 2013, Ameren Missouri and Ameren Illinois filed petitions seeking the state regulatory approval necessary to extend the maturity date of their borrowing sublimits under the 2012 Credit Agreements to November 14, 2017.

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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In April 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities by Ameren Missouri. The authorization terminates on March 31, 2014. In September 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities by Ameren Illinois. The authorization terminates on September 30, 2014. In 2014, Ameren Missouri and Ameren Illinois will file for a 2-year extension of this FERC short-term borrowing authorization.
The issuance of short-term debt securities by Ameren is not subject to approval by any regulatory body.

The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances, repurchases, or maturities of long-term debt (net of any issuance discounts) for the Ameren Companies for the nine months ended September 30, 2013, and 2012. The Ameren Companies did not have any issuances of common stock during the first nine months of 2013 or 2012. For additional information, see Note 5 - Long-term Debt and Equity Financings under Part I, Item 1, of this report.

		Nine Months
	Month Issued, Repurchased or Matured	2013	2012
Issuances
Long-term debt
Ameren Missouri:
3.90% Senior secured notes due 2042	September	$—	$482
Ameren Illinois:
2.70% Senior secured notes due 2022	August	—	400
Total Ameren long-term debt issuances		$—	$882
Redemptions, Repurchases and Maturities
Long-term debt
Ameren Missouri:
5.25% Senior secured notes due 2012	September	—	173
6.00% Senior secured notes due 2018	September	—	71
6.70% Senior secured notes due 2019	September	—	121
5.10% Senior secured notes due 2018	September	—	1
5.10% Senior secured notes due 2019	September	—	56
Ameren Illinois:
9.75% Senior secured notes due 2018	August	—	87
6.25% Senior secured notes due 2018	August	—	194
2000 Series A 5.50% pollution control revenue bonds due 2014	August	—	51
Total Ameren long-term debt redemptions, repurchases and maturities		$—	$754
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
At September 30, 2013, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
Discontinued Operations
AER’s operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of its indenture, described in Note 2 - Divestiture Transactions and Discontinued Operations, under Part I, Item 1, of this report, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or if its debt-to-capital ratio is greater than a specified maximum. Beginning in the first quarter of 2013, Genco’s interest coverage ratio fell to a level less than the specified minimum level required for external borrowings, and Genco expects the ratio to remain less than this minimum level through at least 2015. As a result, Genco’s ability to borrow additional funds from external, third-party sources is restricted. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. While it remains a business of Ameren, the Merchant Generation segment, including Genco, seeks to fund its operations internally and, therefore, seeks not to rely on financing from Ameren or external, third-party sources.
Should a financing need arise, Genco's sources of liquidity include available cash on hand, a return of money pool advances, and money pool borrowings at the discretion of Ameren. On March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which was subject to FERC approval. On October 11, 2013, Ameren received FERC approval for the divestiture of New AER to IPH and Genco’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, Genco completed its sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects this third-party sale of these gas-fired energy centers to close by the end of 2013, subject to FERC and other regulatory approvals. These put option proceeds, along with cash on hand and the return of money pool advances, are Genco's primary sources of liquidity. Based on current projections, excluding the amount received related to the put option, Genco expects operating cash flows to approximate nonoperating cash flow requirements in 2013.

Dividends
Ameren declared, and paid to its stockholders, common stock dividends totaling $291 million, or $1.20 per share during the first nine months of 2013 (2012 - $291 million declared or $1.20 per share). On October 11, 2013, Ameren’s board of directors declared a quarterly common stock dividend of 40 cents per share payable on December 31, 2013, to stockholders of record on December 11, 2013.
Genco’s indenture includes restrictions that can prohibit it from making dividend payments on its common stock. Specifically, Genco cannot pay dividends on its common stock unless the company’s actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of September 30, 2013, of Genco’s operating results and cash flows in 2013 and 2014, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for each of the subsequent four six-month periods ending March 31, 2014, September 30, 2014, March 31, 2015, or September 30, 2015. As a result, Genco was restricted from paying dividends as of September 30, 2013, and we expect Genco to be unable to pay dividends on its common stock through at least September 30, 2016.
See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2013, none of these circumstances existed at Ameren, Ameren Missouri and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the nine months ended September 30, 2013, and 2012:

	Nine Months
	2013	2012
Ameren Missouri	$320	$300
Ameren Illinois	45	132
Dividends paid by Ameren	291	284

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
At September 30, 2013, total other obligations related to the procurement of coal, natural gas, nuclear fuel, purchased power, methane gas, equipment and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $6,815 million, $4,936 million, and $1,853 million respectively. Total unrecognized tax benefits (detriments) at September 30, 2013, which were not included in the previous totals, for Ameren, Ameren Missouri, and Ameren Illinois were $86 million, $27 million, and $(2) million, respectively.
Off-Balance-Sheet Arrangements
At September 30, 2013, none of the Ameren Companies had off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 9 - Related Party Transactions under Part I, Item 1, of this report for Ameren (parent) guarantees on behalf of its subsidiaries.
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
Collateral Postings
Any adverse changes in credit ratings relating to Ameren’s continuing operations may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. Cash collateral postings and prepayments with external parties, including postings related to exchange-traded contracts, at September 30, 2013, were $37 million, $13 million, and $24 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million and $2 million, respectively, at September 30, 2013. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at September 30, 2013, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $133 million, $63 million, and $70 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than September 30, 2013, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. If market prices were 15% lower than September 30, 2013, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to approximately $17 million, $4 million, and $13 million, respectively.
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
Cash collateral postings and prepayments by AER and its subsidiaries with external parties, including postings related to exchange-traded contracts, at September 30, 2013, were $27 million. There was no cash collateral posted by external counterparties with AER and its subsidiaries at September 30, 2013. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at Ameren at September 30, 2013, could have resulted in Ameren being required to post additional collateral or other assurances for certain trade obligations of AER and its subsidiaries amounting to $73 million. Changes in commodity prices could trigger additional collateral postings and prepayments for AER and its subsidiaries based on Ameren’s current credit ratings. If market prices were 15% higher than September 30, 2013, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren could be required to post additional collateral or other assurances for certain trade obligations of New AER up to $113 million. If market prices were 15% lower than September 30, 2013, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren could be required to post additional collateral or other assurances for certain trade obligations of New AER up to $71 million.
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

•
In July 2013, Illinois enacted a law called the Natural Gas Consumer, Safety and Reliability Act, that enables Illinois natural gas utilities to accelerate modernization of the state’s natural gas infrastructure and provide additional ICC oversight of natural gas utility performance. The law allows natural gas utilities the option to file, and requires the ICC to approve, a rate rider mechanism to provide for recovery of costs associated with certain categories of investment to improve the safety and reliability of the state’s natural gas infrastructure. Ameren Illinois expects to begin participation in this regulatory framework in 2014. Ameren Illinois anticipates it will increase its natural gas capital expenditures when it elects to participate in the new law’s regulatory framework.

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

•
In April 2013, Ameren Illinois filed its annual electric delivery formula rate update with the ICC based on 2012 recoverable costs and expected net plant additions for 2013. The update filing was revised based on the enactment of May 2013 amendments to the IEIMA. Pending ICC approval, the update filing, as filed by Ameren Illinois, would result in a $22 million decrease in Ameren Illinois’ electric delivery revenue requirement beginning in January 2014. The ICC staff has submitted testimony recommending a $42 million decrease in Ameren Illinois' electric delivery revenue requirement. An ICC decision with respect to the revised update filing is required in December 2013 and will establish rates for all of 2014. These rates will impact Ameren Illinois’

cash flows during 2014, but not its operating revenues, which will instead be impacted by the IEIMA’s 2014 revenue requirement reconciliation.

•
In January 2013, Ameren Illinois filed a request with the ICC to increase its annual revenues for natural gas delivery service. The current request, as revised in August 2013, seeks to increase annual revenues for natural gas delivery service by $47 million. The ICC staff is recommending a $28 million increase in Ameren Illinois’ annual revenues for natural gas service. In an attempt to reduce regulatory lag, Ameren Illinois used a future test year, 2014, in this proceeding. A decision in this proceeding is required in December 2013.

•
In December 2012, the MoPSC issued an order approving an increase in Ameren Missouri’s in annual electric revenues of $260 million, including $84 million related to an anticipated increase in normalized net energy costs above the net energy costs included in base rates previously authorized by the MoPSC in its 2011 electric rate order. The annual increase also includes $80 million for recovery of the costs associated with energy efficiency programs under the MEEIA. The remaining annual increase of $96 million approved by the MoPSC was for energy infrastructure investments and other non-energy costs, including $10 million for increased pension and other post-employment benefit costs and $6 million for increased amortization of regulatory assets. The new rates became effective on January 2, 2013.

•
The MoPSC's December 2012 electric rate order approved Ameren Missouri's implementation of MEEIA megawatthour savings targets, energy efficiency programs, and associated cost recovery mechanisms and incentive awards. Beginning in 2013, Ameren Missouri will invest $147 million over three years for energy efficiency programs.

•
As they continue to experience cost increases and make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri expects to file an electric rate case in the second half of 2014. Ameren Missouri and Ameren Illinois will also seek legislative solutions to address cost recovery pressures. These pressures include a weak economy, customer conservation efforts, the impacts of energy efficiency programs, increased investments and expected future investments for environmental compliance, system reliability improvements, and new baseload capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property and income taxes, and higher insurance premiums as a result of insurance market conditions and industry loss experience, among other things.

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

•
Ameren continues to pursue its plans to invest in electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the building of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. In August 2013, the ICC granted a certificate of public convenience and necessity and approved seven of nine sections of the route and three of the proposed nine substations for the project. In October 2013, the ICC granted ATXI’s request for a rehearing to consider additional evidence regarding the unapproved portions of the project. An order on rehearing is expected in March 2014. Right-of-way acquisitions for the approved portions of the project have begun with a full range of construction activities to begin in 2014. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed in 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO in its transmission expansion plan. These two projects are expected to be completed in 2018. The total investment in these three projects is expected to be more than $1.3 billion through 2019. FERC has approved transmission rate incentives for the three MISO-approved projects as well as for the Big Muddy River project. The Big Muddy River project, located primarily in southern Illinois, may be evaluated for inclusion in MISO's future transmission expansion plans. Separate from the ATXI projects discussed above, Ameren Illinois expects to invest approximately $1 billion in electric transmission assets over the next five years to address load growth and reliability requirements.

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

•
For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, Taum Sauk matters, and separate FERC orders impacting Ameren Missouri and Ameren Illinois, see Note 3 - Rate and Regulatory Matters, and Note 10 - Commitments and Contingencies under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

Discontinued Operations

•
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1 of this report for additional information. Under the terms of the transaction agreement, Ameren is required to operate its Merchant Generation business in the ordinary course through the transaction closing date, which is expected to occur by the end of 2013. However, if Ameren does not complete its divestiture of New AER, Ameren will continue to reduce, and ultimately eliminate, the Merchant Generation segment’s reliance on Ameren’s financial support.

•
Completion of the divestiture of New AER to IPH requires FERC and FCC approvals. In October 2013, Ameren received FERC approval for the divestiture of New AER to IPH. The FCC approval was received in August 2013. Separately, as a condition to IPH’s obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same material terms as, AER’s variance of the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking materially the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision.

•
Immediately following receipt of FERC approval on October 11, 2013, Genco completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital, which is also subject to FERC and other regulatory approvals, will be completed by the end of 2013.

•
Effective with its conclusion that the New AER disposal group and the Elgin, Gibson City, and Grand Tower gas-fired energy centers disposal group each met the criteria for discontinued operations presentation, Ameren suspended recording depreciation on these assets in March 2013.

•
Ameren’s divestiture of New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers may result in long-lived asset impairments, disposal-related losses, contingencies, reductions of existing deferred tax assets, and other consequences that are currently unknown.

•
Based on current projections for 2013, excluding the put option receipts, AER expects its operating cash flows to approximate its nonoperating cash flow requirements in 2013. Included in this 2013 projection, AER expects to receive income tax benefits through the tax allocation agreement with Ameren and its non-AER affiliates of $80 million. These estimates may change significantly depending on the taxable income or loss of Ameren and each of its subsidiaries and also assume Ameren's continued ownership of AER through 2013.

•
In 2012, Marketing Company filed a notice with MISO of its intent to cease operations for one of the three units at AERG's E.D. Edwards energy center. MISO determined that AERG’s operation of that unit was required for system reliability purposes. This designation changes the pricing structure MISO uses to compensate Marketing Company for the operation of that one unit at the E.D. Edwards energy center. MISO and Marketing Company disagree on the level of revenue required to continue to have the unit available for reliability purposes. Ameren will not recognize any revenue related to this reliability contract for the E.D. Edwards unit until FERC rules on the appropriate compensation level. Depending on MISO’s reliability requirements, this rate structure could continue through 2016, although MISO could notify Marketing Company that it no longer needs the E.D. Edwards unit for reliability purposes and terminate the agreement after a 90-day notification. In July 2013, AERG submitted a series of filings with FERC requesting cost recovery, including depreciation expense, return on rate base costs, and associated taxes, to be included in the revenue requirement to continue to make the E.D. Edwards unit available for reliability purposes. In September 2013, MISO notified Marketing Company that this unit at the E.D. Edwards energy center would continue to be required for system reliability purposes through 2014. If Ameren’s ownership of AER continues through 2013, Ameren estimates it could record revenues of between $9 million and $22 million as a result of this reliability contract. Ameren will recover these revenues when they become probable, which may be after 2013.

•
The Merchant Generation segment expects to have available generation from its coal-fired energy centers of 31 million megawatthours in any given year. However, based on currently expected power prices, the Merchant Generation segment expects to generate approximately 27 million megawatthours in 2013, with approximately 95% of this generation expected to be from coal-fired energy centers.

•
Power prices in the Midwest affect the amount of revenues and cash flows the Merchant Generation segment can realize by marketing power into the wholesale and retail markets. The Merchant Generation segment is adversely affected by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past several years. Any unhedged forecasted generation will be exposed to market prices at the time of sale.

•
As of September 30, 2013, Marketing Company had sold forward approximately 28 million megawatthours for 2013, at an average price of $36 per megawatthour. Megawatthours sold forward in excess of Merchant Generation’s actual generation will be purchased from the market as needed.

•
As of September 30, 2013, for 2013, Merchant Generation had hedged fuel costs for approximately 26 million megawatthours of coal and up to 26 million megawatthours of base transportation at about $23 per megawatthour.

•
Upon the divestiture of New AER, the transaction agreement requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the closing date of such divestiture and provide such additional credit support as required by contracts entered into prior to the closing date, in each case for up to 24 months after the closing. See Note 9 - Related Party Transactions under Part I, Item 1, of this report for additional information.

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

•
The use of continuing operating cash flows and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit as was the case at September 30, 2013, for Ameren. The working capital deficit of $209 million as of September 30, 2013, was primarily the result of current maturities of long-term debt, specifically Ameren’s $425 million 8.875% senior unsecured notes, Ameren Missouri’s $200 million 4.65% senior secured notes and $104 million 5.50% senior secured notes, and Ameren Illinois’ $150 million 8.875% senior secured notes, all of which will mature within the next twelve months. In October 2013, $44 million of Ameren

Missouri’s 1993 5.45% Series tax-exempt first mortgage bonds were redeemed at par plus accrued interest. Also, in October 2013, Ameren Missouri’s $200 million 4.65% senior secured notes matured and were retired. Ameren is currently evaluating refinancing options for the remaining notes including, in part, through the issuance of long-term notes. Ameren anticipates that it will be able to reduce its parent company interest costs by refinancing its senior unsecured notes in 2014. Under the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity.

•
As of September 30, 2013, Ameren had $330 million in federal income tax net operating loss carryforwards (Ameren Missouri - $55 million and Ameren Illinois - $170 million) and $90 million in federal income tax credit carryforwards (Ameren Missouri - $12 million and Ameren Illinois - $- million). These federal income tax net operating loss carryforwards have been reduced by $80 million to reflect the reduction in net operating loss carryforwards that Ameren expects to utilize in 2013, as discussed in a separate bullet below. Consistent with the tax allocation agreement, these carryforwards are expected to partially offset 2013 income tax liabilities for Ameren Missouri, and into 2015 for Ameren and Ameren Illinois. These amounts exclude any additional net operating losses that will be generated by the New AER divestiture transaction. The tax benefits from these losses are currently recorded as a deferred tax asset on Ameren's balance sheet.

•
In December 2011, the Internal Revenue Service issued new guidance on the treatment of amounts paid to acquire, produce or improve tangible property and dispositions of such property with respect to electric transmission, distribution, and generation assets as well as natural gas transmission and distribution assets. Final regulations related to this guidance were issued in September 2013. These new rules are required to be implemented no later than January 1, 2014. Based on a preliminary evaluation of the new guidance, Ameren expects to utilize $40 million in federal income tax net operating loss carryforwards to offset tax liabilities related to the prescribed Internal Revenue Service accounting method change that we expect to file in 2014 in connection with this new guidance.

•
In April 2013, the Internal Revenue Service issued new guidance defining when expenditures to maintain, replace or improve steam or electric power generation property must be capitalized. This April 2013 guidance is expected to change how Ameren determines whether expenditures related to plant and equipment are deducted as repairs or capitalized for income tax purposes. Based on a preliminary evaluation of the new guidance, Ameren expects to utilize $80 million in federal income tax net operating loss carryforwards to offset tax liabilities related to the prescribed Internal Revenue Service accounting method change that will be filed in connection with this new guidance.

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
Except as discussed below, there have been no material changes to the quantitative and qualitative disclosures about market risk in the Form 10-K. See Item 7A, under Part II, of the Form 10-K for a more detailed discussion of our market risks.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 - Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of September 30, 2013.
Our rate-regulated revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At September 30, 2013, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois has risk associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois is required to purchase the supplier’s receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. In June 2012, Ameren Illinois began purchasing trade receivables relating to the power supply of residential customers who use Marketing Company as their alternative retail electric supplier. As of September 30, 2013, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $29 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continued to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
Ameren, Ameren Missouri and Ameren Illinois may have credit exposure associated with off-system or wholesale purchase and sale activity with nonaffiliated companies. At September 30, 2013, Ameren’s, Ameren Missouri’s, and Ameren Illinois’ combined credit exposure to nonaffiliated trading counterparties, excluding coal suppliers, deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million (2012 - less than $1 million). At September 30, 2013, the combined credit exposures to coal suppliers deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million at Ameren and at Ameren Missouri (2012- $2 million).
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
In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (for heating oil, ultra-low sulfur diesel and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 per gallon, Ameren Missouri’s earnings would increase or decrease by less than $1 million based on a 36% effective tax rate. As of September 30, 2013, Ameren Missouri had a price cap for 100% of expected fuel surcharges in 2013.
With regard to exposure for commodity price risk for nuclear fuel, Ameren Missouri has fixed-priced, base-price-with-escalation, and market-priced agreements. It uses inventories to provide some price hedge to fulfill its Callaway energy center’s needs for uranium, conversion, and enrichment. Ameren Missouri has price hedges for approximately 75% of its 2013 to 2017 nuclear fuel requirements. For the years 2013 through 2017, 2015 is the only year without a fuel reloading or planned maintenance outage.
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

The following table presents, as of September 30, 2013, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of Ameren Illinois, which does not own generation, that are price-hedged over the five-year period 2013 through 2017. The projected required supply of these commodities could be significantly affected by changes in our assumptions for matters such as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2013	2014	2015 - 2017
Ameren:
Coal	99%	100%	100%
Coal transportation	100	98	98
Nuclear fuel	100	100	60
Natural gas for generation	100	14	8
Natural gas for distribution(a)	73	26	7
Purchased power for Ameren Illinois(b)	100	100	44
Ameren Missouri:
Coal	99%	100%	100%
Coal transportation	100	98	98
Nuclear fuel	100	100	60
Natural gas for generation	100	14	8
Natural gas for distribution(a)	79	29	18
Ameren Illinois:
Natural gas for distribution(a)	72%	25%	5%
Purchased power(b)	100	100	44

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
If coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2013 through 2017, Ameren and Ameren Missouri’s fuel expense might increase by less than $1 million and net income might decrease by less than $1 million.
With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and labor availability.
See Note 10 - Commitments and Contingencies under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas, and nuclear fuel.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2013. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended September 30, 2013	Ameren	Ameren Missouri	Ameren Illinois
Fair value of contracts at beginning of period, net	$(126)	$25	$(151)
Contracts realized or otherwise settled during the period	11	(5)	16
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	—	—	—
Other changes in fair value	(26)	(5)	(21)
Fair value of contracts outstanding at end of period, net	$(141)	$15	$(156)
Nine Months Ended September 30, 2013
Fair value of contracts at beginning of year, net	$(201)	$3	$(204)
Contracts realized or otherwise settled during the period	63	(7)	70
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	19	24	(5)
Other changes in fair value	(22)	(5)	(17)
Fair value of contracts outstanding at end of period, net	$(141)	$15	$(156)
The following table presents maturities of derivative contracts as of September 30, 2013, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$(2)	$(2)	$—	$—	$(4)
Level 2(a)	(41)	(27)	(1)	—	(69)
Level 3(b)	19	(21)	(20)	(46)	(68)
Total	$(24)	$(50)	$(21)	$(46)	$(141)
Ameren Missouri:
Level 1	$(2)	$(2)	$—	$—	$(4)
Level 2(a)	(3)	(3)	(1)	—	(7)
Level 3(b)	26	—	—	—	26
Total	$21	$(5)	$(1)	$—	$15
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(38)	(24)	—	—	(62)
Level 3(b)	(7)	(21)	(20)	(46)	(94)
Total	$(45)	$(45)	$(20)	$(46)	$(156)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on a Black-Scholes model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

•	Medina Valley’s request for FERC approval to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital;

•
a wholesale customer’s lawsuit against Marketing Company alleging that certain assets related to the amended put option agreement may not be sold by Genco without their consent and that the impairment of assets recorded by Ameren (parent) in the fourth quarter of 2012, should reduce their billings;

•	Ameren Illinois’ appeal of the ICC’s 2012 electric distribution rate orders in its initial and update IEIMA filings;

•	a natural gas delivery service rate proceeding and an electric distribution formula update filing for Ameren Illinois pending before the ICC;

•	FERC litigation to determine wholesale distribution revenues for five of Ameren Illinois’ wholesale customers;

•	Entergy’s rehearing request of a May 2012 FERC order which required Entergy to refund to Ameren Missouri additional charges Ameren Missouri paid under an expired power purchase agreement;

•	Ameren Illinois’ rehearing request of FERC’s July 2012 and June 2013 orders regarding the inclusion of acquisition premiums in Ameren Illinois’ transmission rates;

•	ATXI's request for a certificate of public convenience and necessity and project approval from the ICC for the entire Illinois Rivers project;

•	the EPA’s Clean Air Act-related litigation filed against Ameren Missouri and NSR investigations at Genco and AERG;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center;

•	Ameren Illinois' receipt of tax liability notices relating to prior-period electric and natural gas municipal taxes; and

•	asbestos-related litigation associated with Ameren, Ameren Missouri, and Ameren Illinois.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2013, to September 30, 2013.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation (revised on August 9, 2013 and effective as of August 12, 2013)
10.2	Ameren Companies	*Revised Schedule I to Second Amended and Restated Change of Control Severance Plan, as amended
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data File
101.INS**	Ameren Companies	XBRL Instance Document
101.SCH**	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL**	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Ameren Companies	XBRL Taxonomy Extension Definition Document

The file number references for the Ameren Companies’ filings with the SEC are: Ameren, 1-14756; Ameren Missouri, 1-2967; and Ameren Illinois, 1-3672.

* Compensatory plan or arrangement.
** Attached as Exhibit 101 to this report is the following financial information from Ameren’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2013, and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013, and 2012, (iii) the Consolidated Balance Sheet at September 30, 2013, and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and 2012, and (v) the Combined Notes to the Financial Statements for the nine months ended September 30, 2013.
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
Date: November 8, 2013