Form 10-Q
period 2014-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2014-08-11
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	☒	☐	☐	☐
Union Electric Company	☐	☐	☒	☐
Ameren Illinois Company	☐	☐	☒	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2014, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share - 242,634,798
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation - 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation - 25,452,373

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
2006 Incentive Plan - The 2006 Omnibus Incentive Compensation Plan, which became effective in May 2006 and provided for compensatory stock-based awards to eligible employees and directors. The 2006 Omnibus Incentive Compensation Plan was replaced prospectively for new grants by the 2014 Incentive Plan.
2014 Incentive Plan - The 2014 Omnibus Incentive Compensation Plan, which became effective in April 2014 and provides for compensatory stock-based awards to eligible employees and directors.
Clean Power Plan - “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units”, a proposed rule issued by the EPA on June 18, 2014.
Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Ameren Companies with the SEC.
NEIL - Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
Net energy cost - Net energy cost, as defined in the FAC, includes fuel and purchased power costs, including transportation charges and revenues, net of off-system sales.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the complaint cases filed by Noranda and 37 residential customers with the MoPSC in February 2014; Ameren

Missouri’s July 2014 electric rate case filing; Ameren Illinois' appeals of the ICC's electric and natural gas rate orders issued in December 2013; Ameren Illinois’ April 2014 annual electric delivery service formula update filing; FERC settlement procedures regarding a potential Ameren Illinois electric transmission rate refund; the complaint case filed with FERC seeking a reduction in the allowed return on common equity under the MISO tariff; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

•
the effect of Ameren Illinois participating in a performance-based formula ratemaking process under the IEIMA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, the related financial commitments required by the IEIMA, and the resulting uncertain impact on the financial condition, results of operations, and liquidity of Ameren Illinois;

•	the potential extension of the IEIMA after its current sunset provision at the end of 2017, and any changes to the performance-based formula ratemaking process or required financial commitments;

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

•	the timing of increasing capital expenditure and operating expense requirements and our ability to timely recover these costs;

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

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

•	our assessment of our liquidity;

•	the impact of the adoption of new accounting guidance and the application of appropriate technical accounting rules and guidance;

•	actions of credit rating agencies and the effects of such actions;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	generation, transmission, and distribution asset construction, installation, performance, and cost recovery;

•	the effects of our increasing investment in electric transmission projects and uncertainty as to whether we will achieve our expected returns in a timely fashion, if at all;

•	the extent to which Ameren Missouri prevails in its claim against an insurer in connection with its Taum Sauk pumped-storage hydroelectric energy center incident;

•	the extent to which Ameren Missouri is permitted by its regulators to recover in rates the investments it made in connection with additional nuclear generation at its Callaway energy center;

•	operation of Ameren Missouri's Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions and divestitures, and any related tax implications;

•
the impact of current environmental regulations and new, more stringent or changing requirements, including those related to greenhouse gases, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of our energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Electric	$1,235	$1,228	$2,341	$2,316
Gas	184	175	672	562
Total operating revenues	1,419	1,403	3,013	2,878
Operating Expenses:
Fuel	198	213	402	426
Purchased power	111	121	223	272
Gas purchased for resale	79	72	383	302
Other operations and maintenance	412	447	832	846
Depreciation and amortization	183	178	364	353
Taxes other than income taxes	114	111	241	233
Total operating expenses	1,097	1,142	2,445	2,432
Operating Income	322	261	568	446
Other Income and Expenses:
Miscellaneous income	21	16	39	31
Miscellaneous expense	4	5	13	13
Total other income	17	11	26	18
Interest Charges	89	100	181	201
Income Before Income Taxes	250	172	413	263
Income Taxes	99	66	163	101
Income from Continuing Operations	151	106	250	162
Loss from Discontinued Operations, Net of Taxes (Note 12)	(1)	(10)	(2)	(209)
Net Income (Loss)	150	96	248	(47)
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	150	105	247	159
Discontinued Operations	(1)	(10)	(2)	(209)
Net Income (Loss) Attributable to Ameren Corporation	$149	$95	$245	$(50)

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$0.62	$0.44	$1.02	$0.66
Discontinued Operations	(0.01)	(0.05)	(0.01)	(0.87)
Earnings (Loss) per Common Share – Basic	$0.61	$0.39	$1.01	$(0.21)

Dividends per Common Share	$0.40	$0.40	$0.80	$0.80
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from Continuing Operations	$151	$106	$250	$162
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $3, $8, $3 and $8, respectively	3	10	3	10
Comprehensive Income from Continuing Operations	154	116	253	172
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	153	115	250	169

Loss from Discontinued Operations, Net of Taxes	(1)	(10)	(2)	(209)
Other Comprehensive Loss from Discontinued Operations, Net of Taxes	—	(4)	—	(11)
Comprehensive Loss from Discontinued Operations Attributable to Ameren Corporation	(1)	(14)	(2)	(220)
Comprehensive Income (Loss) Attributable to Ameren Corporation	$152	$101	$248	$(51)
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$46	$30
Accounts receivable – trade (less allowance for doubtful accounts of $23 and $18, respectively)	454	404
Unbilled revenue	299	304
Miscellaneous accounts and notes receivable	213	196
Materials and supplies	491	526
Current regulatory assets	202	156
Current accumulated deferred income taxes, net	177	106
Other current assets	68	85
Assets of discontinued operations (Note 12)	15	165
Total current assets	1,965	1,972
Property and Plant, Net	16,726	16,205
Investments and Other Assets:
Nuclear decommissioning trust fund	523	494
Goodwill	411	411
Intangible assets	19	22
Regulatory assets	1,213	1,240
Other assets	731	698
Total investments and other assets	2,897	2,865
TOTAL ASSETS	$21,588	$21,042
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$119	$534
Short-term debt	793	368
Accounts and wages payable	575	806
Taxes accrued	132	55
Interest accrued	92	86
Current regulatory liabilities	218	216
Other current liabilities	350	351
Liabilities of discontinued operations (Note 12)	33	45
Total current liabilities	2,312	2,461
Long-term Debt, Net	5,825	5,504
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,526	3,250
Accumulated deferred investment tax credits	60	63
Regulatory liabilities	1,784	1,705
Asset retirement obligations	380	369
Pension and other postretirement benefits	463	466
Other deferred credits and liabilities	524	538
Total deferred credits and other liabilities	6,737	6,391
Commitments and Contingencies (Notes 2, 9, 10 and 12)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,607	5,632
Retained earnings	957	907
Accumulated other comprehensive income	6	3
Total Ameren Corporation stockholders’ equity	6,572	6,544
Noncontrolling Interests	142	142
Total equity	6,714	6,686
TOTAL LIABILITIES AND EQUITY	$21,588	$21,042
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$248	$(47)
Loss from discontinued operations, net of taxes	2	209
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	349	334
Amortization of nuclear fuel	47	29
Amortization of debt issuance costs and premium/discounts	11	12
Deferred income taxes and investment tax credits, net	178	70
Allowance for equity funds used during construction	(16)	(16)
Stock-based compensation costs	15	14
Other	(8)	18
Changes in assets and liabilities:
Receivables	(62)	(92)
Materials and supplies	35	77
Accounts and wages payable	(180)	(75)
Taxes accrued	68	67
Assets, other	(68)	49
Liabilities, other	3	9
Pension and other postretirement benefits	21	36
Counterparty collateral, net	15	35
Net cash provided by operating activities – continuing operations	658	729
Net cash provided by (used in) operating activities – discontinued operations	(4)	39
Net cash provided by operating activities	654	768
Cash Flows From Investing Activities:
Capital expenditures	(883)	(575)
Nuclear fuel expenditures	(26)	(25)
Purchases of securities – nuclear decommissioning trust fund	(290)	(97)
Sales and maturities of securities – nuclear decommissioning trust fund	283	89
Proceeds from note receivable – Marketing Company	70	—
Contributions to note receivable – Marketing Company	(78)	—
Other	2	2
Net cash used in investing activities – continuing operations	(922)	(606)
Net cash provided by (used in) investing activities – discontinued operations	152	(31)
Net cash used in investing activities	(770)	(637)
Cash Flows From Financing Activities:
Dividends on common stock	(194)	(194)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	425	25
Redemptions and maturities of long-term debt	(692)	—
Issuances of long-term debt	598	—
Capital issuance costs	(4)	—
Advances received for construction	2	7
Net cash provided by (used in) financing activities – continuing operations	132	(165)
Net cash used in financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	132	(165)
Net change in cash and cash equivalents	16	(34)
Cash and cash equivalents at beginning of year	30	209
Cash and cash equivalents at end of period	46	175
Less cash and cash equivalents at end of period – discontinued operations	—	25
Cash and cash equivalents at end of period – continuing operations	$46	$150

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Electric	$871	$860	$1,620	$1,592
Gas	28	29	96	93
Other	1	—	1	—
Total operating revenues	900	889	1,717	1,685
Operating Expenses:
Fuel	198	213	402	426
Purchased power	28	41	61	67
Gas purchased for resale	11	11	51	48
Other operations and maintenance	222	253	449	474
Depreciation and amortization	117	113	233	224
Taxes other than income taxes	81	79	159	156
Total operating expenses	657	710	1,355	1,395
Operating Income	243	179	362	290
Other Income and Expenses:
Miscellaneous income	16	14	30	28
Miscellaneous expense	2	3	6	8
Total other income	14	11	24	20
Interest Charges	54	56	106	116
Income Before Income Taxes	203	134	280	194
Income Taxes	76	49	105	68
Net Income	127	85	175	126
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$127	$85	$175	$126

Net Income	$127	$85	$175	$126
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Stockholder	$126	$84	$173	$124
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$28	$1
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $5, respectively)	217	191
Accounts receivable – affiliates	2	1
Unbilled revenue	214	168
Miscellaneous accounts and notes receivable	81	57
Materials and supplies	352	352
Current regulatory assets	141	118
Other current assets	82	71
Total current assets	1,117	959
Property and Plant, Net	10,599	10,452
Investments and Other Assets:
Nuclear decommissioning trust fund	523	494
Intangible assets	19	22
Regulatory assets	529	534
Other assets	416	443
Total investments and other assets	1,487	1,493
TOTAL ASSETS	$13,203	$12,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$119	$109
Borrowings from money pool	61	105
Short-term debt	185	—
Accounts and wages payable	195	387
Accounts payable – affiliates	16	30
Taxes accrued	157	220
Interest accrued	73	57
Current regulatory liabilities	39	57
Other current liabilities	101	82
Total current liabilities	946	1,047
Long-term Debt, Net	3,885	3,648
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,613	2,524
Accumulated deferred investment tax credits	57	59
Regulatory liabilities	1,099	1,041
Asset retirement obligations	378	366
Pension and other postretirement benefits	172	189
Other deferred credits and liabilities	42	37
Total deferred credits and other liabilities	4,361	4,216
Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,560	1,560
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,860	1,842
Total stockholders’ equity	4,011	3,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,203	$12,904
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$175	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	208
Amortization of nuclear fuel	47	29
FAC prudence review charge	—	23
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and investment tax credits, net	61	13
Allowance for equity funds used during construction	(15)	(14)
Changes in assets and liabilities:
Receivables	(97)	(155)
Materials and supplies	—	28
Accounts and wages payable	(163)	(119)
Taxes accrued	(65)	79
Assets, other	(5)	61
Liabilities, other	39	37
Pension and other postretirement benefits	11	18
Net cash provided by operating activities	212	338
Cash Flows From Investing Activities:
Capital expenditures	(375)	(273)
Nuclear fuel expenditures	(26)	(25)
Money pool advances, net	—	24
Purchases of securities – nuclear decommissioning trust fund	(290)	(97)
Sales and maturities of securities – nuclear decommissioning trust fund	283	89
Other	(5)	(3)
Net cash used in investing activities	(413)	(285)
Cash Flows From Financing Activities:
Dividends on common stock	(155)	(180)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	185	—
Money pool borrowings, net	(44)	—
Maturities of long-term debt	(104)	—
Issuances of long-term debt	350	—
Capital issuance costs	(2)	—
Net cash provided by (used in) financing activities	228	(182)
Net change in cash and cash equivalents	27	(129)
Cash and cash equivalents at beginning of year	1	148
Cash and cash equivalents at end of period	$28	$19
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Electric	$364	$368	$717	$728
Gas	155	146	576	470
Other	—	2	—	2
Total operating revenues	519	516	1,293	1,200
Operating Expenses:
Purchased power	86	80	167	207
Gas purchased for resale	67	61	331	254
Other operations and maintenance	195	196	395	372
Depreciation and amortization	64	62	127	123
Taxes other than income taxes	32	30	78	72
Total operating expenses	444	429	1,098	1,028
Operating Income	75	87	195	172
Other Income and Expenses:
Miscellaneous income	5	2	8	3
Miscellaneous expense	1	1	5	4
Total other income (expense)	4	1	3	(1)
Interest Charges	29	34	59	65
Income Before Income Taxes	50	54	139	106
Income Taxes	21	22	56	42
Net Income	29	32	83	64
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $-, $-, $(1) and $(1), respectively	(1)	(1)	(2)	(2)
Comprehensive Income	$28	$31	$81	$62

Net Income	$29	$32	$83	$64
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Stockholder	$28	$31	$81	$62
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2	$1
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $13, respectively)	221	201
Unbilled revenue	85	135
Miscellaneous accounts receivable	7	13
Materials and supplies	138	174
Current regulatory assets	61	38
Current accumulated deferred income taxes, net	77	45
Other current assets	14	26
Total current assets	605	633
Property and Plant, Net	5,882	5,589
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	677	701
Other assets	144	120
Total investments and other assets	1,232	1,232
TOTAL ASSETS	$7,719	$7,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$105	$—
Borrowings from money pool	—	56
Accounts and wages payable	209	243
Accounts payable – affiliates	25	18
Taxes accrued	18	23
Customer deposits	75	79
Current environmental remediation	47	43
Current regulatory liabilities	179	159
Other current liabilities	121	150
Total current liabilities	779	771
Long-term Debt, Net	1,940	1,856
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,205	1,116
Accumulated deferred investment tax credits	4	4
Regulatory liabilities	685	664
Pension and other postretirement benefits	215	197
Environmental remediation	212	232
Other deferred credits and liabilities	152	166
Total deferred credits and other liabilities	2,473	2,379
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,965	1,965
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	491	410
Accumulated other comprehensive income	9	11
Total stockholders’ equity	2,527	2,448
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,719	$7,454

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$83	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	121
Amortization of debt issuance costs and premium/discounts	6	7
Deferred income taxes and investment tax credits, net	58	61
Other	(4)	(4)
Changes in assets and liabilities:
Receivables	36	62
Materials and supplies	36	50
Accounts and wages payable	2	46
Taxes accrued	(5)	(6)
Assets, other	(61)	(4)
Liabilities, other	3	(18)
Pension and other postretirement benefits	7	15
Counterparty collateral, net	15	32
Net cash provided by operating activities	301	426
Cash Flows From Investing Activities:
Capital expenditures	(436)	(283)
Other	4	4
Net cash used in investing activities	(432)	(279)
Cash Flows From Financing Activities:
Dividends on common stock	—	(30)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	105	—
Money pool borrowings, net	(56)	(24)
Redemptions of long-term debt	(163)	—
Issuances of long-term debt	248	—
Capital issuance costs	(2)	—
Advances received for construction	2	7
Net cash provided by (used in) financing activities	132	(49)
Net change in cash and cash equivalents	1	98
Cash and cash equivalents at beginning of year	1	—
Cash and cash equivalents at end of period	$2	$98
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014
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
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three and six months ended June 30, 2014, and 2013, caused by the assumed settlement of performance share units. The number of dilutive performance share units had an immaterial impact on earnings per share.

Stock-based Compensation
Ameren’s long-term incentive plan available for eligible employees and directors, the 2006 Incentive Plan, was replaced prospectively for new grants by the 2014 Incentive Plan effective April 24, 2014. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors, and retains many of the features of the 2006 Incentive Plan. To the extent that the issuance of a share that is subject to an outstanding award under the 2006 Incentive Plan as of April 24, 2014 would cause Ameren to exceed the maximum authorized shares under the 2006 Incentive Plan, the issuance of that share will take place under the 2014 Incentive Plan and will therefore reduce the maximum number of shares that may be granted under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.

A summary of nonvested performance share units at June 30, 2014, and changes during the six months ended June 30, 2014, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value Per Share Unit at Grant Date
Nonvested at January 1, 2014	1,218,544	$33.23
Granted(a)	683,591	38.90
April Grants(b)	38,559	50.34
Forfeitures	(65,847)	33.82
Vested(c)	(116,297)	38.81
Nonvested at June 30, 2014	1,758,550	$35.42

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in 2014 under the 2006 Incentive Plan.

(b)
In April 2014, certain executive officers were granted additional share units under the 2006 Incentive Plan and the 2014 Incentive Plan. The significant assumptions used to calculate fair value included a prorated three-year risk-free rate ranging from 0.76% to 0.79%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.

(c)
Share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each share unit awarded in 2014, excluding the April Grants, under the 2006 Incentive Plan and the 2014 Incentive Plan was determined to be $38.90. That amount was based on Ameren’s closing common share price of $36.16 at December 31, 2013, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total stockholder return for a three-year performance period relative to the designated peer group beginning January 1, 2014. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.78%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
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
At June 30, 2014, Ameren’s and Ameren Missouri’s intangible assets consisted of renewable energy credits obtained through wind and solar power purchase agreements. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was each $19 million at June 30, 2014. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was each $22 million at December 31, 2013.

Ameren Missouri’s and Ameren Illinois’ renewable energy credits and Ameren Missouri’s emission allowances are charged to “Purchased power” expense and “Fuel” expense, respectively, as they are used in operations. The following table presents amortization expense based on usage of renewable energy credits and emission allowances, net of gains from sales, for Ameren, Ameren Missouri and Ameren Illinois, during the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Ameren Missouri	$—	$—	$6	$	(a)
Ameren Illinois	3	3	6		7
Ameren	$3	$3	$12		$7

(a)	Less than $1 million.
Excise Taxes
Excise taxes levied on us are reflected on Ameren Missouri electric customer bills and on Ameren Missouri and Ameren Illinois natural gas customer bills. They are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes reflected on Ameren Illinois electric customer bills are imposed on the customer and are therefore not included in revenues and expenses. They are included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Ameren Missouri	$39	$38	$73	$71
Ameren Illinois	11	11	37	33
Ameren	$50	$49	$110	$104

Uncertain Tax Positions
The following table presents the amount of unrecognized tax benefits (detriments) related to uncertain tax positions as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Ameren	$94	$90
Ameren Missouri	34	31
Ameren Illinois	—	(1)
With the adoption of new accounting guidance in the first quarter of 2014, unrecognized tax benefits are recorded in “Accumulated deferred income taxes, net” as a reduction to the deferred tax assets for net operating loss and tax credit carryforwards on Ameren’s, Ameren Missouri’s and Ameren Illinois’ respective balance sheets. Unrecognized tax benefits that exceed these carryforwards are recorded in “Other deferred credits and liabilities” on the respective balance sheets. At June 30, 2014, unrecognized tax benefits of $86 million, $13 million, and $- million were recorded in “Accumulated deferred income taxes, net” on Ameren's, Ameren Missouri's and Ameren Illinois' balance sheets, respectively. At December 31, 2013, unrecognized tax benefits of $84 million, $15 million, and $- million previously recorded in “Other deferred credits and liabilities” on the respective balance sheets were reclassified to “Accumulated deferred income taxes, net” for comparative purposes. For additional information see the Accounting and Reporting Developments section below.
The following table presents the amount of unrecognized tax benefits (detriments) related to uncertain tax positions as of June 30, 2014, and December 31, 2013, that would impact the effective tax rate, if recognized:

	June 30, 2014	December 31, 2013
Ameren	$55	$54
Ameren Missouri	3	3
Ameren Illinois	(1)	—

Ameren’s federal income tax returns for the years 2007 through 2012 are before the Appeals Office of the IRS.
It is reasonably possible that a settlement will be reached with the Appeals Office of the IRS in the next 12 months for the years 2007 through 2011. This settlement, which is primarily related to uncertain tax positions for research tax deductions, is expected to result in a decrease in uncertain tax benefits of $20 million and $13 million for Ameren and Ameren Missouri, respectively, none of which would impact their respective effective tax rates. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to fluctuate. However, the Ameren Companies do not believe any such fluctuations, including the decrease from the reasonably possible IRS Appeals Office settlement discussed above, would be material to their results of operations, financial position, or liquidity.
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
Asset Retirement Obligations
AROs at Ameren, Ameren Missouri and Ameren Illinois increased at June 30, 2014, compared to December 31, 2013, to reflect the accretion of obligations to their fair value and an additional ARO at Ameren and Ameren Missouri of $2 million related to the retirement costs for a CCR storage facility, partially offset by immaterial settlements.

Noncontrolling Interests
As of June 30, 2014, Ameren's noncontrolling interests were composed of the preferred stock not subject to mandatory redemption of Ameren Missouri and Ameren Illinois. All noncontrolling interests are classified as a component of equity separate from Ameren's equity on its consolidated balance sheet. A reconciliation of the equity changes attributable to the noncontrolling interests at Ameren for the three and six months ended June 30, 2014, and 2013, are shown below:

	Three Months			Six Months
	2014	2013		2014	2013
Noncontrolling interests, beginning of period	$142	$151	(a)	$142	$151	(a)
Net income from continuing operations attributable to noncontrolling interests	1	1		3	3
Dividends paid to noncontrolling interest holders	(1)	(1)		(3)	(3)
Noncontrolling interests, end of period	$142	$151	(a)	$142	$151	(a)

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

Accounting and Reporting Developments
The following is a summary of recently adopted or issued authoritative accounting guidance relevant to the Ameren Companies.
Presentation of an Unrecognized Tax Benefit
In July 2013, FASB issued additional authoritative accounting guidance to provide clarity for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this guidance is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. It requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available under the tax law. This guidance was effective for the Ameren Companies beginning in the first quarter of 2014. Previously, unrecognized tax benefits were recorded in “Other deferred credits and liabilities” on Ameren's, Ameren Missouri's and Ameren Illinois' respective balance sheets. Beginning in the first quarter 2014, unrecognized tax benefits are recorded in “Accumulated deferred income taxes, net” as a reduction to the deferred tax assets for net operating loss and tax credit carryforwards on the respective balance sheets. Unrecognized tax benefits that exceed these carryforwards are recorded in “Other deferred credits and liabilities,” on the respective balance sheets. For comparative purposes, the Ameren Companies reclassified the December 31, 2013 balances in accordance with the new guidance as discussed in the Uncertain Tax Positions section above. The implementation of the additional authoritative accounting guidance did not affect the Ameren Companies' results of operations or liquidity, as this guidance is presentation-related only.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, FASB issued authoritative accounting guidance that changes the criteria for reporting and qualifying for discontinued operations. Under the new guidance, a component of an entity, or a group of components of an entity, that either meets the criteria to be classified as held for sale or is disposed of by sale or otherwise, is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance includes expanded disclosure requirements for discontinued operations and additional disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance will be effective for the Ameren Companies in the first quarter of 2015 for components that are classified as held for sale or disposed of on or after January 1, 2015. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued. Therefore,

Ameren’s existing discontinued operations would not be subject to the new disclosure requirements. The guidance will not affect the Ameren Companies’ results of operations, financial position, or liquidity, as this guidance is presentation-related only.
Revenue from Contracts with Customers
In May 2014, FASB issued authoritative accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The guidance requires an entity to recognize an amount of revenue for the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Ameren Companies in the first quarter of 2017. The Ameren Companies are currently assessing the impacts of this guidance.
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
Missouri
2014 Electric Rate Case
In July 2014, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $264 million. The rate request seeks recovery of increased net energy costs and rebates provided for customer-installed solar generation, as well as recovery of and a return on additional electric infrastructure investments made for the benefit of Ameren Missouri’s customers. Plant additions to rate base since the last electric rate order are expected to total approximately $1.4 billion through the anticipated true-up date in this rate case and include electric infrastructure investments for upgrades to the electrostatic precipitators at the coal-fired Labadie energy center to meet more stringent environmental regulations, the replacement of the nuclear reactor vessel head at the Callaway energy center in order to ensure continued safe and dependable operations, two new substations in St. Louis, and the O’Fallon energy center, which will be Missouri’s largest investor-owned utility solar facility, among other additions. Approximately $127 million of the request relates to an increase in net energy costs above the current levels included in base rates previously authorized by the MoPSC in its December 2012 electric rate order, 95% of which, absent initiation of this general rate proceeding, would have been reflected in rate adjustments implemented under Ameren Missouri’s existing FAC. The electric rate increase request is based on a 10.4% return on equity, a capital structure composed of 51.6% common equity, an electric rate base for Ameren Missouri of $7.3 billion, and a test year ended March 31, 2014, with certain pro-forma adjustments expected through the anticipated true-up date of December 31, 2014.
As a part of its filing, Ameren Missouri also requested continued use of the FAC and the regulatory tracking mechanisms for storm costs, vegetation management/infrastructure inspection costs, pension and postretirement benefits, and uncertain income tax positions that the MoPSC previously authorized in earlier electric rate orders.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months and a decision by the MoPSC in such proceeding is expected by May 2015, with rates effective by June 2015. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect or whether any rate increase that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the increase goes into effect.
Accounting Authority Order
In July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer fixed costs totaling $36 million that were not previously recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. In November 2013, the MoPSC issued an accounting authority order that allowed Ameren Missouri to seek recovery of these fixed costs in an electric rate case. Ameren Missouri’s July 2014 electric rate case filing requested recovery of these fixed costs over five years. In February 2014, MIEC and MoOPC filed appeals of the MoPSC’s November 2013 accounting authority order with the Missouri Court of Appeals, Western District. Ameren Missouri has not recorded any potential revenue associated with this accounting authority order.
Earnings Complaint and Rate Shift Complaint Cases
In February 2014, Ameren Missouri’s largest customer, Noranda, and 37 residential customers filed an earnings complaint case and a rate shift complaint case with the MoPSC.
In the earnings complaint case, Noranda and the residential customers asserted that Ameren Missouri’s electric service business is earning more than the 9.8% return on common equity authorized in the MoPSC's December 2012 electric rate order. Noranda and the residential customers are currently requesting the MoPSC approve a $49 million reduction to Ameren Missouri’s annual revenue requirement. Included in Noranda’s request is a reduction of Ameren Missouri’s authorized return on common equity to 9.4%. The MoPSC staff filed testimony in this case that recommended no reduction to Ameren Missouri’s annual revenue requirement. The MoOPC and MIEC intervened in the earnings complaint case. The rate shift complaint case seeks to reduce

Noranda's electric rates with an offsetting increase in electric rates for Ameren Missouri's other customers. While the rate shift proposal is revenue neutral to Ameren Missouri, Ameren Missouri does not believe that the proposed reduction to Noranda's electric rates, which would result in rates that are significantly below Ameren Missouri's cost of service, is appropriate or in the best interests of Ameren Missouri's other electric customers.
While the MoPSC has no time requirement by which it must issue orders in these cases, it has adopted procedural schedules that Ameren Missouri expects would render a decision in the rate shift case during the third quarter of 2014, and in the earnings complaint case by September 26, 2014. Ameren Missouri does not believe that a reduction in electric service rates is justified and filed testimony that supports that position, which is consistent with Ameren Missouri’s July 2014 electric rate case filing.
Illinois
IEIMA
Under the provisions of the IEIMA, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement in effect for customer billings for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual costs incurred. As of June 30, 2014, Ameren Illinois had recorded a regulatory asset of $42 million and $64 million, respectively, to reflect its expected 2014 and 2013 revenue requirement reconciliation adjustments, with interest. As of June 30, 2014, Ameren Illinois had recorded a regulatory liability of $35 million to reflect its 2012 revenue requirement reconciliation adjustment, with interest, which will be refunded to customers during 2014.
In September 2012 and December 2012, the ICC issued orders in Ameren Illinois’ IEIMA performance-based formula rate filings. Ameren Illinois appealed both orders to the Appellate Court of the Fourth District of Illinois. The primary issues Ameren Illinois appealed were the rate treatment of accumulated deferred income taxes and vacation obligations as well as the calculation of Ameren Illinois’ capital structure. In December 2013, the appellate court rendered its decision upholding the ICC’s September and December 2012 orders. Ameren Illinois filed an appeal to the Illinois Supreme Court in March 2014. In May 2014, the Illinois Supreme Court denied Ameren Illinois’ appeal.
In December 2013, the ICC issued an order in Ameren Illinois' annual update filing, which was based on 2012 recoverable costs and expected net plant additions for 2013. The ICC order established rates for 2014. In February 2014, Ameren Illinois filed an appeal to the Appellate Court of the Fourth District of Illinois regarding the calculation of its capital structure and the rate treatment of accumulated deferred income taxes related to the transfer of former Ameren Missouri assets in Illinois to Ameren Illinois. Ameren Illinois will not pursue the calculation of its capital structure in its appeal as a result of the Illinois Supreme Court ruling discussed above in May 2014. Ameren Illinois will continue its appeal of the rate treatment of accumulated deferred income taxes.
In April 2014, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used to set rates for 2015. Pending ICC approval, Ameren Illinois’ update filing, as revised in July 2014, will result in a $205 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2015. This update reflects an increase to the annual formula rate based on 2013 actual costs and expected net plant additions for 2014, an increase to include the annual reconciliation of the revenue requirement in effect for 2013 to the actual costs incurred in that year, and an increase resulting from the conclusion of a refund to customers in 2014 for the 2012 revenue requirement reconciliation. In July 2014, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filling. The ICC staff recommended adjustments that would result in a $202 million increase in Ameren Illinois’ electric delivery service revenue requirement. An ICC decision on this April 2014 filing is expected by December 2014.
2013 Natural Gas Delivery Service Rate Case
In December 2013, the ICC issued a rate order that approved an increase in revenues for natural gas delivery service of $32 million. The revenue increase was based on a 9.1% return on equity, a capital structure composed of 51.7% common equity, and a rate base of $1.1 billion. The rate order was based on a 2014 future test year. The rate changes became effective January 1, 2014. In March 2014, Ameren Illinois filed an appeal of the allowed return on common equity included in the ICC's order and is also appealing the rate treatment of accumulated deferred income taxes related to the transfer of former Ameren Missouri assets in Illinois to Ameren Illinois with the Appellate Court of the Fourth District of Illinois. Ameren Illinois sought a 10.4% return on common equity in this rate case.
Federal
2011 Wholesale Distribution Rate Case
In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois has reached settlements with four of its nine wholesale customers, which have been approved by FERC and for which refunds have been issued. The impasse with the remaining five wholesale customers is awaiting final FERC action. In November 2012, a FERC administrative law judge issued an initial decision, which is now pending before FERC. The timing of a decision from FERC is uncertain and subsequent appeals are possible. In accordance with the administrative law judge's initial decision, Ameren and Ameren Illinois have both included on their respective balance sheets in “Current regulatory liabilities” an estimate of $16 million and $13 million as of June 30, 2014, and December 31, 2013, respectively, for the refund due to the remaining wholesale customers relating to billings since March 2011.
Ameren Illinois Electric Transmission Rate Refund
In July 2012, FERC issued an order concluding that Ameren Illinois improperly included acquisition premiums, including goodwill, in determining the common equity used in its electric transmission formula rate, and thereby inappropriately recovered a higher amount from its electric transmission customers. The order required Ameren Illinois to make refunds to customers for such improperly included amounts. In August 2012, Ameren Illinois filed a request for a rehearing of this order.
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
In June 2014, FERC issued an order that denied Ameren Illinois’ rehearing requests of the July 2012 order and the June 2013 order. Separately, in June 2014, FERC issued an order that established hearing and settlement procedures for Ameren Illinois’ July 2013 refund report. In July 2014, Ameren Illinois filed an appeal of FERC’s orders denying rehearing of the July 2012 and June 2013 orders with the United States Court of Appeals for the District of Columbia Circuit. Also in July 2014, Ameren Illinois separately filed a request for rehearing with FERC of its June 2014 order regarding the July 2013 refund report.
Ameren Illinois estimates the maximum pretax charge to earnings for this possible refund obligation through December 31, 2014, would be $19 million, before interest charges. During the three months ended June 30, 2014, Ameren and Ameren Illinois recorded a $4 million reduction to “Operating Revenues - Electric” with a corresponding increase to “Current regulatory liabilities” for its estimate of the refund due to electric transmission customers based on the June 2014 order. If Ameren Illinois were to determine that a refund to its electric transmission customers in excess of the amount already recorded is probable, an additional charge to earnings would be recorded in the period in which that determination is made.
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
In June 2014, FERC issued an order that reduced the base allowed return on common equity for New England transmission owners from 11.14% to 10.57% with rate incentives allowed up to 11.74%. The FERC order in the New England transmission owners’ case applied observable market data from October 2012 to March 2013 to determine the allowed return on common equity. Ameren believes some aspects of the FERC order in the New England transmission owners’ case may establish precedent in the pending MISO case. However, the calculation FERC used to establish the base allowed return on common equity, which is based on a unique time period for each complaint case, required multiple inputs based on observable market data specific to the utility industry and broader macroeconomic data, which are highly uncertain. Due to the wide range of potential outcomes and significant uncertainty regarding the inputs required in FERC’s calculation, the Ameren Companies cannot reasonably estimate the impact, if any, that a FERC ruling in the MISO complaint case could have on their allowed base return on common equity.
If FERC lowered MISO’s allowed base return on equity to 10.57%, as established in the New England transmission owners’ case, with no additional rate incentives, the required refund for Ameren and Ameren Illinois would be $9 million and $7 million, respectively, from the filing of the complaint case in November 2013 through June 30, 2014. The estimated ongoing annual reduction in revenues if the MISO return on equity was 10.57% for Ameren and Ameren Illinois would be $16 million and $12 million, respectively. Ameren Missouri would not expect a reduction of its allowed base return on common equity to result in a material impact to its financial statements. If Ameren and Ameren Illinois were to determine that a refund to their electric transmission customers is probable and can be reasonably estimated, a charge to earnings would be recorded for the refund in the period in which that determination is made.
Ameren Missouri Power Purchase Agreement with Entergy
Beginning in 2005, FERC issued a series of orders addressing a complaint filed in 2001 by the Louisiana Public Service Commission against Entergy and certain of its affiliates. The complaint alleged unjust and unreasonable cost allocations. As a result of the FERC orders, Entergy began billing Ameren Missouri in 2007 for additional charges under a 165-megawatt power purchase agreement, which expired August 31, 2009. In May 2012, FERC issued an order stating that Entergy should not have included additional charges to Ameren Missouri under the power purchase agreement. Pursuant to the order, in June 2012, Entergy paid Ameren Missouri $31 million. In July 2012, Entergy filed an appeal of FERC's May 2012 orders to the United States Court of Appeals for the District of Columbia Circuit, which was subsequently dismissed on a procedural issue. In November 2013, Entergy refiled the appeal of FERC's May 2012 order with the United States Court of Appeals for the District of Columbia Circuit. Ameren is not able to predict when or how the court will rule on Entergy's appeal.
The Louisiana Public Service Commission appealed FERC’s orders regarding Louisiana Public Service Commission’s complaint against Entergy Services, Inc. to the United States Court of Appeals for the District of Columbia Circuit. In April 2008, that court ordered further FERC proceedings regarding Louisiana Public Service Commission’s complaint. The court ordered FERC to explain its previous denial of retroactive refunds and the implementation of prospective charges. Ameren Missouri is unable to predict when or how FERC will respond to the court’s decisions. Ameren Missouri estimates that it could incur an additional expense of up to $25 million if FERC orders retroactive application for the years 2001 to 2005. Ameren Missouri believes that the likelihood of incurring any expense is not probable, and therefore no liability has been recorded as of June 30, 2014.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a new nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at its existing Missouri nuclear energy center site, and the NRC suspended review of the COL application.
Ameren Missouri estimated the total cost required to obtain a small modular reactor COL to be $80 million to $120 million. As of June 30, 2014, Ameren Missouri had capitalized investments of $69 million for the development of a new nuclear energy center. Ameren Missouri is currently evaluating all potential nuclear technologies in order to maintain an option for nuclear power in the future.
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
Pumped-storage Hydroelectric Energy Center Relicensing
In June 2008, Ameren Missouri filed a relicensing application with FERC to operate its Taum Sauk pumped-storage hydroelectric energy center. The existing FERC license expired on June 30, 2010. In July 2010, Ameren Missouri received a license extension that allowed Taum Sauk to continue operations until FERC issued a new license. In July 2014, FERC issued an order authorizing Ameren Missouri to operate its Taum Sauk pumped-storage hydroelectric energy center for an additional 30 years through July 2044.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement, both of which expire on November 14, 2017, were not utilized for direct borrowings during the six months ended June 30, 2014, but they were used to support commercial paper issuances and to issue letters of credit. As of June 30, 2014, based on letters of credit issued under the 2012 Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri and Ameren Illinois, collectively, at June 30, 2014, was $1.3 billion.
Commercial Paper
The following table presents commercial paper outstanding at Ameren (parent), Ameren Missouri and Ameren Illinois as of June 30, 2014, and December 31, 2013. Ameren Illinois established a commercial paper program in May 2014.

	June 30, 2014	December 31, 2013
Ameren (parent)	$503	$368
Ameren Missouri	185	—
Ameren Illinois	105	—
Ameren Consolidated	$793	$368
The following table summarizes the commercial paper activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2014, and 2013:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2014
Average daily commercial paper outstanding	$328	$146	$242	$607
Weighted-average interest rate	0.32%	0.31%	0.32%	0.32%
Peak commercial paper during period(a)	$503	$495	$300	$907
Peak interest rate	0.35%	0.70%	0.34%	0.70%
2013
Average daily commercial paper outstanding	$13	$—	$—	$13
Weighted-average interest rate	0.54%	—%	—%	0.54%
Peak commercial paper during period(a)	$78	$—	$—	$78
Peak interest rate	0.85%	—%	—%	0.85%

(a)
The timing of peak commercial paper issuances varies by company, and therefore the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

Indebtedness Provisions and Other Covenants
The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants within the 2012 Credit Agreements. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a detailed description of these provisions.
The 2012 Credit Agreements contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The 2012 Credit Agreements require each of Ameren, Ameren Missouri and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of June 30, 2014, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2012 Credit Agreements, were 50%, 50% and 45%, for Ameren, Ameren Missouri and

Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2012 Illinois Credit Agreement. Ameren’s ratio as of June 30, 2014, was 6.0 to 1.0. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement. The calculation of Ameren’s ratios discussed above includes both continuing and discontinued operations.
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of their credit agreements at June 30, 2014.

Money Pools
Ameren (parent) has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Ameren Services is responsible for the operation and administration of the money pool agreements.
Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren (parent) may participate in the money pools only as a lender. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the money pool. The average interest rate for borrowing under the utility money pool for the three and six months ended June 30, 2014, was 0.19% and 0.29%, respectively (2013 - 0.07% and 0.09%, respectively).
See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2014, and 2013.

NOTE 4 - LONG-TERM DEBT
Ameren (parent)
In May 2014, Ameren (parent) repaid at maturity $425 million of its 8.875% senior unsecured notes due May 15, 2014, plus accrued interest. The notes were repaid with proceeds from commercial paper issuances.
Ameren Missouri
In April 2014, Ameren Missouri issued $350 million of 3.50% senior secured notes due April 15, 2024, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2014. Ameren Missouri received proceeds of $348 million, which were used to repay at maturity $104 million of its 5.50% senior secured notes due May 15, 2014 and to repay a portion of its short-term debt.
Ameren Illinois
In January 2014, Ameren Illinois redeemed the following environmental improvement and pollution control revenue bonds at par value plus accrued interest:

Environmental improvement and pollution control revenue bonds	Principal Amount
5.90% Series 1993 due 2023(a)	$32
5.70% 1994A Series due 2024(a)	36
5.95% 1993 Series C-1 due 2026	35
5.70% 1993 Series C-2 due 2026	8
5.40% 1998A Series due 2028	19
5.40% 1998B Series due 2028	33
Total amount redeemed	$163

(a)	Less than $1 million principal amount of the bonds remain outstanding after redemption.
In June 2014, Ameren Illinois issued $250 million of 4.30% senior secured notes due July 1, 2044, with interest payable semiannually on January 1 and July 1 of each year, beginning January 1, 2015. Ameren Illinois received proceeds of $246 million, which were used to repay a portion of its short-term debt.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable as of June 30, 2014, at an assumed annual interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.7	$3,168		≥2.5	130.8	$2,508
Ameren Illinois	≥2.0	6.7	3,780	(d)	≥1.5	2.4	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $833 million and $204 million at Ameren Missouri and Ameren Illinois, respectively.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% equity capital structure. As of June 30, 2014, Ameren Illinois had a 54% equity capital structure.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At June 30, 2014, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.

NOTE 5 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income (loss) for the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$9	$8	$16	$16
Interest income on industrial development revenue bonds	7	7	14	14
Interest income	2	1	5	1
Other	3	—	4	—
Total miscellaneous income	$21	$16	$39	$31
Miscellaneous expense:
Donations	$1	$1	$6	$5
Other	3	4	7	8
Total miscellaneous expense	$4	$5	$13	$13
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$8	$7	$15	$14
Interest income on industrial development revenue bonds	7	7	14	14
Interest income	1	—	1	—
Total miscellaneous income	$16	$14	$30	$28
Miscellaneous expense:
Donations	$1	$1	$3	$3
Other	1	2	3	5
Total miscellaneous expense	$2	$3	$6	$8
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1	$1	$2
Interest income	1	1	3	1
Other	3	—	4	—
Total miscellaneous income	$5	$2	$8	$3
Miscellaneous expense:
Donations	$—	$—	$3	$3
Other	1	1	2	1
Total miscellaneous expense	$1	$1	$5	$4

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, diesel, power, and uranium. Such price fluctuations may cause the following:

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2014, and December 31, 2013. As of June 30, 2014, these contracts ran through October 2017, October 2019, May 2032, and October 2016 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2014			2013
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	51	(b)	51	66	(b)	66
Natural gas (in mmbtu)	25	101	126	28	108	136
Power (in megawatthours)	1	11	12	3	11	14
Uranium (pounds in thousands)	627	(b)	627	796	(b)	796

(a)	Fuel oils consist of ultra-low-sulfur diesel, on-highway diesel, and crude oil.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2014, and December 31, 2013, all contracts that qualify for hedge accounting received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2014, and December 31, 2013:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2014
Fuel oils	Other current assets	$5	$—	$5
	Other assets	2	—	2
Natural gas	Other current assets	1	3	4
	Other assets	—	1	1
Power	Other current assets	22	—	22
	Total assets	$30	$4	$34
Fuel oils	Other current liabilities	$2	$—	$2
	Other deferred credits and liabilities	1	—	1
Natural gas	Other current liabilities	4	16	20
	Other deferred credits and liabilities	2	8	10
Power	Other current liabilities	6	7	13
	Other deferred credits and liabilities	—	96	96
Uranium	Other current liabilities	5	—	5
	Other deferred credits and liabilities	2	—	2
	Total liabilities	$22	$127	$149
2013
Fuel oils	Other current assets	$6	$—	$6
	Other assets	3	—	3
Natural gas	Other current assets	1	1	2
Power	Other current assets	23	—	23
	Total assets	$33	$1	$34
Fuel oils	Other current liabilities	$2	$—	$2
	Other deferred credits and liabilities	1	—	1
Natural gas	Other current liabilities	5	27	32
	Other deferred credits and liabilities	6	19	25
Power	Other current liabilities	4	9	13
	Other deferred credits and liabilities	—	99	99
Uranium	Other current liabilities	5	—	5
	Other deferred credits and liabilities	1	—	1
	Total liabilities	$24	$154	$178

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred as regulatory assets or regulatory liabilities as of June 30, 2014, and December 31, 2013:

	Ameren Missouri	Ameren Illinois	Ameren
2014
Fuel oils derivative contracts(a)	$3	$—	$3
Natural gas derivative contracts(b)	(5)	(20)	(25)
Power derivative contracts(c)	16	(103)	(87)
Uranium derivative contracts(d)	(7)	—	(7)
2013
Fuel oils derivative contracts	$2	$—	$2
Natural gas derivative contracts	(10)	(45)	(55)
Power derivative contracts	19	(108)	(89)
Uranium derivative contracts	(6)	—	(6)

(a)
Represents net gains on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through December 2017, as of June 30, 2014. Current gains deferred as regulatory liabilities include $2 million and $2 million at Ameren and Ameren Missouri, respectively, as of June 30, 2014. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri, respectively, as of June 30, 2014.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2019 at Ameren and Ameren Missouri and through October 2017, at Ameren Illinois, in each case as of June 30, 2014. Current gains deferred as regulatory liabilities include $4 million, $1 million, and $3 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of June 30, 2014. Current losses deferred as regulatory assets include $20 million, $4 million, and $16 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of June 30, 2014.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri, in each case as of June 30, 2014. Current gains deferred as regulatory liabilities include $22 million and $22 million at Ameren and Ameren Missouri, respectively, as of June 30, 2014. Current losses deferred as regulatory assets include $13 million, $6 million, and $7 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of June 30, 2014.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through December 2016, as of June 30, 2014. Current losses deferred as regulatory assets include $5 million and $5 million at Ameren and Ameren Missouri, respectively, as of June 30, 2014.

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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2014, and December 31, 2013:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2014
Assets:
Ameren Missouri	$30	$9	$—	$21
Ameren Illinois	4	3	—	1
Ameren	$34	$12	$—	$22
Liabilities:
Ameren Missouri	$22	$9	$10	$3
Ameren Illinois	127	3	—	124
Ameren	$149	$12	$10	$127
2013
Assets:
Ameren Missouri	$33	$9	$—	$24
Ameren Illinois	1	1	—	—
Ameren	$34	$10	$—	$24
Liabilities:
Ameren Missouri	$24	$9	$9	$6
Ameren Illinois	154	1	15	138
Ameren	$178	$10	$24	$144

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including accrual and NPNS contracts. As of June 30, 2014, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri and Ameren Illinois' maximum exposure was $20 million, $11 million, and $9 million, respectively. As of December 31, 2013, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri and Ameren Illinois' maximum exposure was $13 million, $12 million, and $1 million, respectively. The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. As of June 30, 2014, the potential loss after consideration of the application of master trading and netting agreements and collateral held for Ameren, Ameren Missouri and Ameren Illinois was $13 million, $7 million, and $6 million, respectively. As of December 31, 2013, the potential loss after consideration of the application of master trading and netting agreements and collateral held for Ameren, Ameren Missouri and Ameren Illinois was $6 million, $6 million, and $- million, respectively.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2014, and December 31, 2013, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on June 30, 2014, or December 31, 2013, respectively, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2014
Ameren Missouri	$60	$2	$53
Ameren Illinois	65	—	59
Ameren	$125	$2	$112
2013
Ameren Missouri	$70	$2	$67
Ameren Illinois	75	15	55
Ameren	$145	$17	$122

(a)	Prior to consideration of master trading and netting agreements and including NPNS and accrual contract exposures.

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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2014:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$5	$(3)	Option model	Volatilities(%)(b)	5 - 34	15
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.25 - 0.91	0.63
	Power(e)	21	(109)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(c)	22 - 60	36
					Estimated auction price for FTRs($/MW)(b)	(1,716) - 2,024	443
					Nodal basis($/MWh)(c)	(6) - 0	(3)
					Counterparty credit risk(%)(c)(d)	0.25	(f)
					Ameren Missouri and Ameren Illinois credit risk(%)(c)(d)	0.43	(f)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	5 - 6	5
					Escalation rate(%)(b)(g)	2 - 3	3
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6
	Uranium	—	(7)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	28 - 33	29
Ameren Missouri	Fuel oils	$5	$(3)	Option model	Volatilities(%)(b)	5 - 34	15
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.25 - 0.91	0.63
	Power(e)	21	(6)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(c)	22 - 60	48
					Estimated auction price for FTRs($/MW)(b)	(1,716) - 2,024	443
					Nodal basis($/MWh)(c)	(3) - (1)	(2)
					Counterparty credit risk(%)(c)(d)	0.25	(f)
					Ameren Missouri credit risk(%)(c)(d)	0.43	(f)
	Uranium	—	(7)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	28 - 33	29
Ameren Illinois	Power(e)	$—	$(103)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(b)	28 - 46	33
					Nodal basis($/MWh)(b)	(6) - 0	(3)
					Ameren Illinois credit risk(%)(c)(d)	0.43	(f)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	5 - 6	5
					Escalation rate(%)(b)(g)	2 - 3	3
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri or Ameren Illinois in the first six months of 2014 or 2013. At June 30, 2014, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million, for Ameren, Ameren Missouri and Ameren Illinois, respectively. At December 31, 2013, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $3 million, less than $1 million, and $3 million, for Ameren, Ameren Missouri and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$2	$—	$5	$7
	Natural gas	—	5	—	5
	Power	—	1	21	22
	Total derivative assets - commodity contracts	$2	$6	$26	$34
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	344	—	—	344
	Debt securities:
	Corporate bonds	—	57	—	57
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	98	—	98
	Asset-backed securities	—	12	—	12
	Other	—	6	—	6
	Total nuclear decommissioning trust fund	$346	$175	$—	$521	(b)
	Total Ameren	$348	$181	$26	$555
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$2	$—	$5	$7
	Natural gas	—	1	—	1
	Power	—	1	21	22
	Total derivative assets - commodity contracts	$2	$2	$26	$30
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	344	—	—	344
	Debt securities:
	Corporate bonds	—	57	—	57
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	98	—	98
	Asset-backed securities	—	12	—	12
	Other	—	6	—	6
	Total nuclear decommissioning trust fund	$346	$175	$—	$521	(b)
	Total Ameren Missouri	$348	$177	$26	$551
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$4	$—	$4
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$—	$—	$3	$3
	Natural gas	2	28	—	30
	Power	—	—	109	109
	Uranium	—	—	7	7
	Total Ameren	$2	$28	$119	$149
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$—	$—	$3	$3
	Natural gas	2	4	—	6
	Power	—	—	6	6
	Uranium	—	—	7	7
	Total Ameren Missouri	$2	$4	$16	$22
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$24	$—	$24
	Power	—	—	103	103
	Total Ameren Illinois	$—	$24	$103	$127

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2014:

	Net derivative commodity contracts
Three Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at April 1, 2014	$1	$	(a)	$1
Realized and unrealized gains (losses) included in regulatory assets/liabilities	1		(a)	1
Ending balance at June 30, 2014	$2	$	(a)	$2
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$1	$	(a)	$1
Natural gas:
Beginning balance at April 1, 2014	$—		$—	$—
Purchases	—		1	1
Settlements	—		(1)	(1)
Ending balance at June 30, 2014	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$—		$—	$—
Power:
Beginning balance at April 1, 2014	$10		$(120)	$(110)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(13)		16	3
Purchases	34		—	34
Settlements	(15)		1	(14)
Transfers out of Level 3	(1)		—	(1)
Ending balance at June 30, 2014	$15		$(103)	$(88)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$(1)		$15	$14
Uranium:
Beginning balance at April 1, 2014	$(5)	$	(a)	$(5)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)		(a)	(4)
Settlements	2		(a)	2
Ending balance at June 30, 2014	$(7)	$	(a)	$(7)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$(4)	$	(a)	$(4)

(a)	Not applicable.
The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2013:

	Net derivative commodity contracts
Three Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at April 1, 2013	$5	$	(a)	$5
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(a)	(2)
Ending balance at June 30, 2013	$3	$	(a)	$3
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$(1)	$	(a)	$(1)
Natural gas:
Beginning balance at April 1, 2013	$—		$2	$2
Purchases	(1)		—	(1)
Ending balance at June 30, 2013	$(1)		$2	$1
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$(1)		$—	$(1)
Power:
Beginning balance at April 1, 2013	$2		$(81)	$(79)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	1		1	2
Purchases	40		—	40
Settlements	(9)		—	(9)
Transfers out of Level 3	3		—	3
Ending balance at June 30, 2013	$37		$(80)	$(43)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$3		$(4)	$(1)
Uranium:
Beginning balance at April 1, 2013	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(a)	(2)
Settlements	1		(a)	1
Ending balance at June 30, 2013	$(3)	$	(a)	$(3)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$(1)	$	(a)	$(1)

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014:

	Net derivative commodity contracts
Six Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2014	$5	$	(a)	$5
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		(a)	(1)
Settlements	(2)		(a)	(2)
Ending balance at June 30, 2014	$2	$	(a)	$2
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2014	$—		$—	$—
Purchases	—		(1)	(1)
Settlements	—		1	1
Ending balance at June 30, 2014	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$—		$—	$—
Power:
Beginning balance at January 1, 2014	$19		$(108)	$(89)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(18)		4	(14)
Purchases	34		—	34
Settlements	(20)		1	(19)
Ending balance at June 30, 2014	$15		$(103)	$(88)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$(3)		$1	$(2)
Uranium:
Beginning balance at January 1, 2014	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)		(a)	(4)
Settlements	3		(a)	3
Ending balance at June 30, 2014	$(7)	$	(a)	$(7)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2014	$(4)	$	(a)	$(4)

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2013:

	Net derivative commodity contracts
Six Months	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2013	$5	$	(a)	$5
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(a)	(2)
Purchases	1		(a)	1
Settlements	(1)		(a)	(1)
Ending balance at June 30, 2013	$3	$	(a)	$3
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$(1)	$	(a)	$(1)
Natural gas:
Beginning balance at January 1, 2013	$—		$—	$—
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—		1	1
Purchases	(1)		1	—
Ending balance at June 30, 2013	$(1)		$2	$1
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$—		$—	$—
Power:
Beginning balance at January 1, 2013	$11		$(111)	$(100)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	6		15	21
Purchases	40		—	40
Settlements	(22)		16	(6)
Transfers into Level 3	(2)		—	(2)
Transfers out of Level 3	4		—	4
Ending balance at June 30, 2013	$37		$(80)	$(43)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$—		$15	$15
Uranium:
Beginning balance at January 1, 2013	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(a)	(2)
Settlements	1		(a)	1
Ending balance at June 30, 2013	$(3)	$	(a)	$(3)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2013	$(1)	$	(a)	$(1)

(a)	Not applicable.
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3, because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 2 and Level 3 for power derivatives were primarily caused by changes in availability of financial trades observable on electronic exchanges between the periods shown below. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and six months ended June 30, 2014, and 2013, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three and six months ended June 30, 2014, and 2013:

	2014			2013
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Three Months
Transfers out of Level 3 / Transfers into Level 2 - Power	$(1)	$—	$(1)	$3	$—	$3
Six Months
Transfers into Level 3 / Transfers out of Level 2 - Power	$—	$—	$—	$(2)	$—	$(2)
Transfers out of Level 3 / Transfers into Level 2 - Power	—	—	—	4	—	4
Net fair value of Level 3 transfers	$—	$—	$—	$2	$—	$2
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$5,944	$6,648	$6,038	$6,584
Preferred stock	142	120	142	118
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,004	$4,464	$3,757	$4,124
Preferred stock	80	72	80	71
Ameren Illinois:
Long-term debt	$1,940	$2,184	$1,856	$2,028
Preferred stock	62	48	62	47

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.

NOTE 8 - RELATED PARTY TRANSACTIONS
Ameren (parent) and its subsidiaries have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, services received or rendered, and borrowings and lendings.
Transactions between affiliates are reported as intercompany transactions on their respective financial statements, but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K and the money pool arrangements discussed in Note 3 - Short-term Debt and Liquidity of this report.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and six months ended June 30, 2014, and 2013.

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2014		$3	$	(a)		$3	$	(a)
agreements with Ameren Illinois		2013		(b)		(a)		1		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2014		4		1		9		1
rent and facility services		2013		5		(b)		11		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2014		1		(b)		1		(b)
miscellaneous support services		2013		(b)		2		(b)		2
Total Operating Revenues		2014		$8		$1		$13		$1
		2013		5		2		12		3
Ameren Illinois power supply	Purchased Power	2014	$	(a)		$3	$	(a)		$3
agreements with Ameren Missouri		2013		(a)		(b)		(a)		1
Ameren Illinois transmission	Purchased Power	2014		(a)		(b)		(a)		1
services with ATXI		2013		(a)		(b)		(a)		1
Total Purchased Power		2014	$	(a)		$3	$	(a)		$4
		2013		(a)		(b)		(a)		2
Ameren Services support services	Other Operations and Maintenance	2014		$32		$27		$65		$54
agreement		2013		28		24		60		48
Insurance premiums(c)	Other Operations and Maintenance	2014		(b)		(a)		(b)		(a)
		2013		(b)		(a)		(b)		(a)
Total Other Operations and		2014		$32		$27		$65		$54
Maintenance Expenses		2013		28		24		60		48
Money pool borrowings (advances)	Interest Charges	2014	$	(b)	$	(b)	$	(b)	$	(b)
		2013		—		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

(c)	Represents insurance premiums paid to Missouri Energy Risk Assurance Company LLC, an affiliate, for replacement power, property damage, and terrorism coverage.
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
Reference is made to Note 1 - Summary of Significant Accounting Policies, Note 2 - Rate and Regulatory Matters, Note 14 - Related Party Transactions, Note 15 - Commitments and Contingencies, and Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K. See also Note 1 - Summary of Significant Accounting Policies, Note 2 - Rate and Regulatory Matters, Note 8 - Related Party Transactions, Note 10 - Callaway Energy Center, and Note 12 - Divestiture Transactions and Discontinued Operations in this report.
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at June 30, 2014. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2014.

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

(g)
Provides replacement power cost insurance in the event of a prolonged accidental outage. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Nonradiation events are sub-limited to $327.6 million.

(h)
Provides replacement power cost insurance in the event of a prolonged accidental outage. The coverage commences after the first 52 weeks of insurance coverage from NEIL concludes and is a weekly indemnity of up to $900,000 for 71 weeks in excess of the $3.6 million per week set forth above. Missouri Energy Risk Assurance Company LLC is an affiliate and has reinsured this coverage with third-party insurance companies. See Note 8 - Related Party Transactions for more information on this affiliate transaction.

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
Losses resulting from terrorist attacks on nuclear facilities are covered under NEIL’s policies, subject to an industrywide aggregate policy limit of $3.24 billion, or $1.83 billion, for events not involving radiation contamination within a 12-month period for coverage for such terrorist acts.
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
At June 30, 2014, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri and Ameren Illinois were $6,068 million, $4,200 million, and $1,810 million, respectively.

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

The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be particularly costly for certain companies, including Ameren Missouri, that operate coal-fired energy centers. Significant new rules proposed or promulgated include the regulation of CO2 emissions from new and existing energy centers through the proposed Clean Power Plan; revised national ambient air quality standards for ozone, fine particulates, SO2, and NOx emissions; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from energy centers; a regulation governing management of CCR and coal ash impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from energy centers; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from energy centers and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at our energy centers. These new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations would result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of our energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag.
As of June 30, 2014, Ameren and Ameren Missouri estimate capital expenditure investments of $325 million to $375 million through 2018 to comply with existing environmental regulations. This estimate assumes that CCR will continue to be regulated as nonhazardous. Considerable uncertainty remains in this estimate. The actual amount of capital expenditure investments to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things. This estimate does not include the impacts of the proposed Clean Power Plan’s reduction in emissions of CO2, which is discussed below.
Ameren Missouri's current environmental compliance plan for existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren Missouri has two scrubbers at its Sioux energy center, which are used to reduce SO2 emissions and other pollutants. Ameren Missouri's compliance plan assumes electrostatic precipitator upgrades at the Labadie energy center and the installation of additional controls including mercury control technology at multiple energy centers within its coal-fired fleet through 2018. However, Ameren Missouri is evaluating its operations and options to determine how to comply with the CSAPR, the MATS, and other recently finalized or proposed EPA regulations. Ameren Missouri may be required to install additional pollution controls within the next six to ten years. Ameren Missouri has not finalized a compliance plan for the proposed Clean Power Plan.
The following sections describe the more significant new or proposed environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. In 2005, the EPA issued regulations with respect to SO2 and NOx emissions (the CAIR). In December 2008, the United States Court of Appeals for the District of Columbia Circuit found various aspects of the law to be unlawful and remanded the CAIR to the EPA for further action, but allowed the CAIR's cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. The CSAPR regulations were vacated by the United States Court of Appeals for the District of Columbia Circuit. The EPA appealed to the United States Supreme Court. In April 2014, the United States Supreme Court reversed the decision of the United States Court of Appeals for the District of Columbia Circuit and upheld the CSAPR. Ameren and Ameren Missouri are continuing to review the United States Supreme Court’s decision and expect the EPA to issue CSAPR implementation guidance in the near future. Ameren Missouri has already taken actions to prepare for the implementation of the CSAPR, including the installation of two scrubbers at its Sioux energy center and burning ultra-low sulfur coal. Assuming the EPA does not revise the emission reductions previously included in the CSAPR, Ameren Missouri does not expect to make additional capital investments to comply with the CSAPR. However, Ameren Missouri will incur additional operations and maintenance costs to lower its emissions at one or more of its energy centers for compliance with the CSAPR. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2011, the EPA issued the MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride emissions. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however in certain cases, emission compliance can be achieved by averaging emissions from similar electric generating units at the same power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers were granted extensions to April 2016 to comply with the MATS.
Emission Allowances
The Clean Air Act created marketable commodities called emission allowances under the acid rain program, the NOx budget trading program, the CAIR and the CSAPR. Ameren Missouri expects to have enough allowances for 2014 to avoid making external purchases to comply with the CAIR and the acid rain program. Ameren and Ameren Missouri are continuing to review the United States Supreme Court’s decision upholding the CSAPR and will review any implementation guidance the EPA may issue regarding the CSAPR and its emission allowance program.
Greenhouse Gas Regulation
In December 2009, the EPA issued its “endangerment finding” under the Clean Air Act, which stated that greenhouse gas emissions, including CO2, endanger human health and welfare and that emissions of greenhouse gases from motor vehicles contribute to that endangerment. Beginning in 2011, greenhouse gas emissions from stationary sources, such as power plants, became subject to regulation under the Clean Air Act. As a result of these actions, we are required to consider the emissions of greenhouse gases in any air permit application.
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds beginning in 2011 for regulating greenhouse gas emissions from stationary sources, such as power plants, through operating permits and the NSR Programs. The rule requires any source that already has an operating permit to have provisions relating to greenhouse gas emissions added to its permit upon renewal. Currently, all Ameren energy centers have operating permits that have been modified to address greenhouse gas emissions. In June 2014, the United States Supreme Court ruled that the EPA may regulate greenhouse gas emissions through operating permitting processes and NSR programs at stationary sources that are already subject to those programs, but may not apply operating permitting processes and NSR programs to non-stationary sources solely as a result of their greenhouse gas emissions. Ameren Missouri is currently evaluating the decision and the impact, if any, on its operations.
In June 2013, the Obama administration announced that it had directed the EPA to set CO2 emissions standards for both new and existing power plants. The EPA published proposed regulations in January 2014 that would set revised CO2 emissions standards for new power plants. The proposed standards would establish separate emissions limits for new natural gas-fired plants and new coal-fired plants. In June 2014, the EPA proposed the Clean Power Plan, which sets forth CO2 emissions standards that would be applicable to existing power plants. The proposed Clean Power Plan would require each state to develop plans to achieve CO2 emission rates that the EPA calculated for each state. The EPA believes the Clean Power Plan, assuming it is adopted and implemented as proposed, would achieve a 30% decrease in CO2 emissions from 2005 levels by 2030. Beginning in 2020, the plan also has interim goals of aggressively reducing CO2 emissions. The EPA expects the proposed regulations to be finalized by June 2015. After the proposed regulations are finalized, states will have from one to three years to develop compliance plans. States will be allowed to develop independent plans or join with other states to develop joint plans. Ameren Missouri is evaluating the proposed Clean Power Plan and the potential impact to its operations. Significant uncertainty exists regarding the standard for existing power plants as the finalized rule could be different from the proposed rule and will be subject to legal challenges, both of which may result in the amount of CO2 emission reductions and the timing of the reductions being revised.
Based on preliminary studies, if the proposed rules were to be made final, Ameren Missouri anticipates new or accelerated capital expenditures and increased fuel costs would be required to achieve compliance. As proposed, the Clean Power Plan would require the states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans may require Ameren Missouri to construct combined cycle and renewable energy centers, currently estimated to cost approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, the proposed rule could result in the closure or alteration of the operation of some of its coal-fired energy centers. Ameren Missouri expects all of these increased costs, which could begin in 2017, would be recoverable, subject to MoPSC prudence review, through substantially higher electric rates charged to its customers.
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. These compliance costs could be prohibitive at some of our energy centers, which could result in the impairment of long-lived assets if costs are not recovered through rates. Mandatory limits on the emission of greenhouse gases could increase costs for our customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny cost recovery in rates of these compliance costs. Ameren's and Ameren Missouri's earnings may benefit from increased investment to comply with greenhouse gas limitations to the extent the investments are reflected and recovered timely in rates charged to customers.
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
Clean Water Act
In May 2014, the EPA announced a finalized rule applicable to cooling water intake structures at existing power plants. The rule imposes standards for reducing the mortality of aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Implementation of this rule will be administered through each power plant’s water discharge permitting process. All coal-fired and nuclear energy centers at Ameren Missouri are subject to this rule. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered timely in electric rates charged to our customers.
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The EPA's proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If the rule is enacted as proposed, Ameren Missouri would be subject to the revised limitations beginning as early as July 1, 2017, but no later than July 1, 2022, however, the final rule will determine the schedule. The EPA is expected to issue final guidelines by September 30, 2015.
Ash Management
In May 2010, the EPA announced proposed new regulations regarding the management and disposal of CCR, which could affect future disposal and handling costs for CCR at our coal-fired energy centers. Those proposed regulations include two options for managing CCRs, under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. The EPA announced that its April 2013 proposed revisions to the effluent limitations applicable to steam electric power plants would apply to ash ponds and CCR management and that it intended to align the effluent limitations with the CCR rules when finalized. The EPA is expected to issue regulations describing how it will regulate CCR by December 2014. Ameren Missouri is evaluating the proposed regulations to determine whether the current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. Ameren

Missouri is evaluating the potential compliance costs associated with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted.
Remediation
We are involved in a number of remediation actions to clean up sites impacted by hazardous substances as required by federal and state law. Such laws require that responsible parties fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by the federal or state governments as a potentially responsible party at several contaminated sites.
As of June 30, 2014, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois. These sites are in various stages of investigation, evaluation, remediation, and closure. Based on current estimated plans, Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2018. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental remediation cost rate riders. To be recoverable, such costs must be prudently incurred. Costs are subject to annual review by the ICC.
As of June 30, 2014, Ameren Missouri has one remaining former MGP site for which remediation is scheduled. Remediation is complete at the other Ameren Missouri former MGP sites. Ameren Missouri does not currently have a rate rider mechanism that permits it to recover from utility customers remediation costs associated with MGP sites.

The following table presents, as of June 30, 2014, the estimated obligation to complete the remediation of these former MGP sites:

	Estimate		Recorded Liability(a)
	Low	High
Ameren	$259	$318	$259
Ameren Missouri	1	2	1
Ameren Illinois	258	316	258

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range was a better estimate.
The scope and extent to which these former MGP sites are remediated may fluctuate as investigation and remediation efforts continue. Considerable uncertainty remains in these estimates, as many factors can influence the ultimate actual costs, including site specific unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Illinois used an off-site landfill, which Ameren Illinois did not own, in connection with the former operation of an energy center. Ameren Illinois could be required to perform certain maintenance activities associated with that landfill. As of June 30,

2014, Ameren Illinois estimated the obligation related to the cleanup at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of June 30, 2014, Ameren Illinois recorded a liability of $0.7 million to represent its estimate of the obligation for these sites.
Ameren Missouri is investigating and addressing two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, are performing a site investigation. As of June 30, 2014, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate. At the other federal agency-mandated cleanup site, Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility in Cape Girardeau, Missouri. A trust was established in the early 1990s by several businesses and governmental agencies to fund the investigation and cleanup of this site, which was completed in 2005. Ameren Missouri anticipates that this trust fund will be sufficient to complete the remaining adjacent off-site cleanup, and therefore, Ameren Missouri believes it has no liability at June 30, 2014, for this site.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA approved cleanup remedies. As of June 30, 2014, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.

In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of June 30, 2014, Ameren Missouri estimated the obligation related to the cleanup at $1 million to $4.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
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
In June 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, which is pending in the United States District Court for the Eastern District of Missouri, Ameren Missouri claims that the insurance company breached its duty to indemnify Ameren Missouri for the losses resulting from the incident.
In June 2014, Ameren Missouri reached a settlement with a group of insurers who provided Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In accordance with the terms of that settlement, Ameren Missouri received a payment of $27 million. As of June 30, 2014, Ameren Missouri had an insurance receivable balance of $41 million and expects to ultimately collect this receivable from the remaining insurance company in the pending litigation described above. This receivable is included in “Other assets” on Ameren’s and Ameren Missouri’s balance sheets as of June 30, 2014.
Ameren's and Ameren Missouri's results of operations, financial position and liquidity could be adversely affected if Ameren Missouri's remaining liability insurance claim is not paid.
Asbestos-related Litigation
Ameren, Ameren Missouri and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our present or former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with the average number of parties being 84 as of June 30, 2014. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.

The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of June 30, 2014:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	49	59	73

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
At June 30, 2014, Ameren, Ameren Missouri and Ameren Illinois had liabilities of $12 million, $5 million, and $7 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At June 30, 2014, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from customers within IP’s historical service territory.
Ameren Illinois Municipal Taxes
Ameren Illinois received tax liability notices from the city of O'Fallon, Illinois, relating to prior-period electric and natural gas municipal taxes. The city alleges that Ameren Illinois failed to collect prior-period taxes from more than 2,400 accounts, primarily in annexed areas, for the period 2004 through 2012. In July 2013, the O’Fallon city administrator issued an order stating that Ameren Illinois was liable to the city of O’Fallon for $4 million. In August 2013, Ameren Illinois filed an appeal and a stay of the O’Fallon city administrator’s order to the Circuit Court of St. Clair County. In addition, in December 2012, the city of Peoria issued a tax liability notice alleging that Ameren Illinois failed to collect prior-period municipal taxes from certain accounts. In September 2013, a hearing officer issued an order stating that Ameren Illinois was liable to the city of Peoria for $0.5 million. Ameren Illinois filed an appeal and a stay of the order to the Circuit Court of Peoria County. Also, in late 2012, five other cities issued tax liability notices alleging that Ameren Illinois failed to collect an immaterial amount of taxes from certain accounts. Ameren Illinois believes its defenses to the allegations are meritorious. As of June 30, 2014, Ameren Illinois estimated its obligation at $2 million to $5 million. Ameren Illinois recorded a liability of $2 million, which reflects potential settlements with the Illinois cities.
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
In view of the federal government's efforts to terminate the Yucca Mountain program, the Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE in the United States Court of Appeals for the District of Columbia Circuit, seeking the suspension of the one mill nuclear waste fee. In November 2013, the court ordered the DOE to submit a proposal to the United States Congress to reduce the fee to zero. In January 2014, the DOE submitted a proposal to the United States Congress to reduce the fee to zero, which became effective on May 16, 2014. Since the nuclear waste fee was previously included in Ameren Missouri’s FAC, the cost reduction will be passed on to electric utility customers with no material effect on Ameren’s and Ameren Missouri’s net income.

As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners have also sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract lawsuit to recover costs that it incurred through 2009. It sought reimbursement for the cost of reracking the Callaway energy center’s spent fuel pool, as well as certain NRC fees, and Missouri ad valorem taxes that Ameren Missouri would not have incurred had the DOE performed its contractual obligations. In June 2011, the parties entered into a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs incurred from 2010 through 2013 with the ability to extend the recovery period as mutually agreed to by the parties. On March 6, 2014, the parties entered into an addendum to the settlement agreement that extended the recovery period through December 31, 2016. In March 2014, Ameren Missouri submitted its 2013 costs to the DOE for reimbursement under the settlement agreement. Ameren Missouri expects to receive the 2013 cost reimbursement of approximately $15 million during the third quarter of 2014. This reimbursement is included in "Miscellaneous accounts and notes receivable" on Ameren’s and Ameren Missouri’s June 30, 2014 and December 31, 2013 respective balance sheets. Included in these reimbursements are costs related to a dry spent fuel storage facility Ameren Missouri is constructing at its Callaway energy center. Ameren Missouri intends to begin transferring spent fuel assemblies to this facility in 2015. Ameren Missouri will apply for reimbursement from the DOE for the cost to construct the dry spent fuel storage facility along with related allowable costs.
In December 2011, Ameren Missouri submitted a license extension application to the NRC to extend its Callaway energy center's operating license from 2024 to 2044. There is no deadline by which the NRC must act on this application. Among the rules that the NRC has historically relied upon in approving license extensions are rules dealing with the storage of spent nuclear fuel at the reactor site and with the NRC's confidence that permanent disposal of spent nuclear fuel will be available when needed. In a June 2012 decision, the United States Court of Appeals for the District of Columbia Circuit vacated these rules and remanded the case to the NRC, holding that the NRC's obligations under the National Environmental Policy Act required a more thorough environmental analysis in support of the NRC's waste confidence decision. In June 2012, a number of groups petitioned the NRC to suspend final licensing decisions in certain NRC licensing proceedings, including the Callaway license extension, until the NRC completed its proceedings on the vacated rules. In August 2012, the NRC stated that it would not issue licenses dependent on the vacated rules until it appropriately addressed the court's remand. In September 2012, the NRC directed its staff to issue, within two years, a generic environmental impact statement and a final rule to address the court's ruling. The current schedule provides for the NRC to publish the proposed generic environmental impact statement and waste confidence rule on September 13, 2014, and the final generic environmental impact statement and final waste confidence rule on October 3, 2014.
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

NOTE 11 - RETIREMENT BENEFITS
Ameren’s pension and postretirement plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at June 30, 2014, the plan’s estimated investment performance through June 30, 2014, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $20 million to $100 million in each of the next five years, with aggregate estimated contributions of $270 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the voluntary employees’ beneficiary association trusts to match the annual postretirement expense.
The following table presents the components of the net periodic benefit cost (benefit) for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2014, and 2013:

	Pension Benefits						Postretirement Benefits
	Three Months			Six Months			Three Months			Six Months
	2014	2013		2014	2013		2014	2013		2014	2013
Service cost	$19	$22		$40	$46		$4	$5		$9	$11
Interest cost	42	41		91	81		12	11		25	23
Expected return on plan assets	(57)	(54)		(114)	(108)		(16)	(15)		(32)	(31)
Amortization of:
Prior service cost (benefit)	—	(1)		—	(2)		(1)	(1)		(2)	(2)
Actuarial loss (gain)	12	24		24	46		(2)	2		(3)	4
Net periodic benefit cost (benefit)	$16	$32	(a)	$41	$63	(a)	$(3)	$2	(a)	$(3)	$5	(a)

(a)
The net periodic benefit cost includes $3 million and $6 million in total net costs for pension benefits, for the three and six months ended June 30, 2013, respectively, which were included in “Loss from discontinued operations, net of taxes” on Ameren’s consolidated statement of income (loss). The net periodic benefit cost includes $1 million and $- million in total net costs for postretirement benefits, for the three and six months ended June 30, 2013, respectively, which were included in “Loss from discontinued operations, net of taxes” on Ameren’s consolidated statement of income (loss).

Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three and six months ended June 30, 2014, and 2013:

	Pension Benefits						Postretirement Benefits
	Three Months			Six Months			Three Months			Six Months
	2014	2013		2014	2013		2014	2013		2014	2013
Ameren Missouri	$8	$18		$25	$36		$1	$2		$2	$5
Ameren Illinois	7	11		15	21		(3)	(1)		(4)	—
Other	1	3	(b)	1	6	(b)	(1)	1	(b)	(1)	—	(b)
Ameren(a)	$16	$32		$41	$63		$(3)	$2		$(3)	$5

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

(b)
The net periodic benefit cost includes $3 million and $6 million in total net costs for pension benefits, for the three and six months ended June 30, 2013, respectively, which were included in “Loss from discontinued operations, net of taxes” on Ameren’s consolidated statement of income (loss). The net periodic benefit cost includes $1 million and $- million in total net costs for postretirement benefits, for the three and six months ended June 30, 2013, respectively, which were included in “Loss from discontinued operations, net of taxes” on Ameren’s consolidated statement of income (loss).

NOTE 12 - DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
On December 2, 2013, Ameren completed the divestiture of New AER to IPH, in accordance with the transaction agreement between Ameren and IPH dated March 14, 2013, as amended by a letter agreement dated December 2, 2013. The transaction agreement with IPH provided that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers were subsequently sold to a third party and Medina Valley receives proceeds within two years of the closing of the New AER divestiture, Medina Valley will pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the amounts previously paid to Genco, which totaled $137.5 million.
On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million, before consideration of a net working capital adjustment. The agreement with Rockland Capital required $17 million of the purchase price to be held in escrow until the two-year anniversary of the closing of the sale to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow receivable balance is reflected on Ameren's June 30, 2014, consolidated balance sheet in "Other assets." The corresponding payable due to Genco is reflected on Ameren's June 30, 2014, consolidated balance sheet in "Other deferred credits and liabilities." An immaterial net working capital adjustment with Rockland Capital is expected to be finalized during the third quarter of 2014. Medina Valley expects to pay Genco any remaining portion of the escrow balance on January 31, 2016. Ameren did not record a gain from its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.

Discontinued Operations Presentation
New AER and the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers have been classified collectively in Ameren’s consolidated financial statements as discontinued operations for all periods presented in this report. The disposal groups have been aggregated in the disclosures below. See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to disposal groups. The following table presents the components of discontinued operations in Ameren's consolidated statement of income (loss) for the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Operating revenues	$—	$303	$1	$567
Operating expenses	(1)	(310)	(3)	(725)	(a)
Operating loss	(1)	(7)	(2)	(158)
Other income (loss)	—	1	—	(1)
Interest charges	—	(11)	—	(22)
Loss before income taxes	(1)	(17)	(2)	(181)
Income tax (expense) benefit	—	7	—	(28)
Loss from discontinued operations, net of taxes	$(1)	$(10)	$(2)	$(209)

(a)
Included a noncash pretax asset impairment charge of $168 million for the six months ended June 30, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell.

Ameren recorded a cumulative pretax charge to earnings of $168 million for the six months ended June 30, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell. During the three months ended March 31, 2013, Ameren adjusted the accumulated deferred income taxes on its consolidated balance sheet to reflect the excess of tax basis over financial reporting basis of its stock investment in AER, when it became apparent that the temporary difference would reverse. For the six months ended June 30, 2013, this change in basis resulted in a cumulative discontinued operations deferred tax expense of $97 million. The deferred tax expense was partially offset by the then-expected tax benefits of $69 million related to the pretax loss from discontinued operations including the impairment charge recorded during the six months ended June 30, 2013.
During the three and six months ended June 30, 2014, Ameren recorded adjustments for its estimate of the New AER net working capital adjustment and for certain contingent liabilities associated with the New AER divestiture to IPH. Additionally, Ameren recognized the operating revenues and operating expenses associated with the Elgin, Gibson City, and Grand Tower energy centers prior to the completion of their sale to Rockland Capital on January 31, 2014. The operating expenses associated with the abandoned Meredosia and Hutsonville energy centers were also included in discontinued operations.
Ameren’s results of operations for the six months ended June 30, 2014, and financial position as of June 30, 2014, reflect the final amount owed to IPH. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction with IPH are dependent upon the resolution of tax matters under audit, including the adoption of recently issued guidance from the IRS related to tangible property repairs and other matters. As a result, tax expense and benefits ultimately realized in discontinued operations may differ materially from those recorded as of June 30, 2014.

The following table presents the carrying amounts of the components of assets and liabilities segregated on Ameren's consolidated balance sheets as discontinued operations at June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Assets of discontinued operations
Cash and cash equivalents	$—	$—
Accounts receivable and unbilled revenue	—	5
Materials and supplies	—	5
Property and plant, net	—	142
Accumulated deferred income taxes, net(a)	15	13
Total assets of discontinued operations	$15	$165
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$5
Asset retirement obligations(b)	32	40
Total liabilities of discontinued operations	$33	$45

(a)	Includes income tax assets related to the abandoned Meredosia and Hutsonville energy centers.

(b)	Includes AROs associated with the abandoned Meredosia and Hutsonville energy centers of $32 million and $31 million, respectively, at June 30, 2014, and December 31,

2013.
Pursuant to the IPH transaction agreement, as amended, Ameren is obligated to pay up to $34 million for certain contingent liabilities. Of these liabilities, $29 million were included in "Other deferred credits and liabilities" and $5 million were included in "Accounts and wages payable" on Ameren's June 30, 2014 consolidated balance sheet.
The note receivable from Marketing Company related to the cash collateral support provided to New AER was $26 million and $18 million at June 30, 2014, and December 31, 2013, respectively, and was reflected on Ameren's consolidated balance sheet in "Other assets." This receivable is due to Ameren, with interest, on December 2, 2015, or sooner as cash collateral requirements are reduced. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015, as discussed below.
Ameren Guarantees and Letters of Credit
The IPH transaction agreement, as amended, requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the December 2, 2013, closing date of the divestiture. Ameren must also provide such additional credit support as required by contracts entered into prior to the closing date, in each case until December 2, 2015. IPH shall indemnify Ameren for any payments Ameren makes pursuant to these credit support obligations if the counterparty does not return the posted collateral to Ameren. IPH's indemnification obligation is secured by certain AERG and Genco assets. In addition, Dynegy has provided a limited guarantee of $25 million to Ameren (parent) pursuant to which Dynegy will, among other things, guarantee IPH's indemnification obligations until December 2, 2015.
In addition to the $34 million of contingent liabilities recorded on Ameren’s June 30, 2014 consolidated balance sheet, Ameren had a total of $147 million in guarantees outstanding for New AER that were not recorded on Ameren’s June 30, 2014 consolidated balance sheet, which included:

•
$138 million related to guarantees supporting Marketing Company for physically and financially settled power transactions with its counterparties that were in place at the December 2, 2013 closing of the divestiture, as well as for Marketing Company's clearing broker and other service agreements. If Marketing Company did not fulfill its obligations to these counterparties who had active open positions as of June 30, 2014, Ameren would have been required under its guarantees to provide approximately $10 million to the counterparties.

•
$9 million related to requirements for lease agreements and potential environmental obligations. If New AER had not fulfilled its lease obligation as of June 30, 2014, Ameren would have been required to provide approximately $8 million to the leasing counterparty.

Additionally, at June 30, 2014, Ameren had issued letters of credit totaling $9 million as credit support on behalf of New AER.
Ameren has not recorded a reserve for these contingent obligations because it does not believe a payment with respect to any of these guarantees or letters of credit was probable as of June 30, 2014.

NOTE 13 - SEGMENT INFORMATION
Ameren has two reportable segments: Ameren Missouri and Ameren Illinois. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all of the operations of Ameren Missouri’s business as described in Note 1 - Summary of Significant Accounting Policies. The Ameren Illinois segment for both Ameren and Ameren Illinois includes all of the operations of Ameren Illinois’ business as described in Note 1 - Summary of Significant Accounting Policies. The category called Other primarily includes Ameren (parent) activities, Ameren Services, and ATXI. In 2013, the Other category also included certain corporate activities previously included in the Merchant Generation segment.

The following table presents information about the reported revenues and specified items reflected in Ameren’s net income attributable to Ameren Corporation from continuing operations for the three and six months ended June 30, 2014, and 2013, and total assets in continuing operations as of June 30, 2014, and December 31, 2013.

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2014
External revenues	$893	$518	$8	$—	$1,419
Intersegment revenues	7	1	—	(8)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	126	28	(4)	—	150
2013
External revenues	$883	$514	$6	$—	$1,403
Intersegment revenues	6	2	—	(8)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	84	31	(10)	—	105
Six Months
2014
External revenues	$1,704	$1,292	$17	$—	$3,013
Intersegment revenues	13	1	1	(15)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	173	81	(7)	—	247
2013
External revenues	$1,672	$1,197	$9	$—	$2,878
Intersegment revenues	13	3	1	(17)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	124	62	(27)	—	159
As of June 30, 2014:
Total assets	$13,203	$7,719	$773	$(122)	$21,573	(a)
As of December 31, 2013:
Total assets	$12,904	$7,454	$752	$(233)	$20,877	(a)
(a)    Excludes total assets from discontinued operations of $15 million and $165 million as of June 30, 2014, and December 31, 2013, respectively.

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
The operating results, assets, and liabilities for New AER and the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers have been presented separately as discontinued operations for all periods presented in this report. Unless otherwise stated, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. On January 31, 2014, Medina Valley completed its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information regarding the discontinued operations presentation. See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information regarding the divestiture transactions.

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
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the effect of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren Corporation was $149 million in the second quarter of 2014, compared with net income of $95 million in the second quarter of 2013. Net income attributable to Ameren Corporation from continuing operations was $150 million in the second quarter of 2014, compared with net income of $105 million in the second quarter of 2013. Net income attributable to Ameren Corporation was $245 million in the first six months of 2014, compared with a net loss of $50 million in the first six months of 2013. Net income attributable to Ameren Corporation from continuing operations was $247 million in the first six months of 2014, compared with net income of $159 million in the first six months of 2013.
Net income from continuing operations at Ameren was favorably affected in the second quarter and first six months of 2014, compared with the same periods in 2013, by colder winter temperatures and warmer early summer temperatures that drove higher electric and natural gas sales volumes. The increase in net income from continuing operations also reflected the absence in 2014 of the 2013 Callaway energy center refueling and maintenance outage as well as the absence in 2014 of a reduction in Ameren Missouri’s 2013 revenues resulting from the FAC prudence review. In 2014, the Callaway refueling and maintenance outage is scheduled for the fourth quarter, whereas in 2013, the refueling and maintenance outage occurred in the second quarter. In addition, earnings increased as a result of higher rates for Ameren Illinois and ATXI transmission service under formula ratemaking, reflecting additional infrastructure investment, and for Ameren Illinois natural gas delivery service, each effective January 1, 2014. Additionally, net income from continuing operations was favorably affected by decreased interest expense and a substantial elimination of costs previously incurred in support of the divested merchant generation business.
In July 2014, Ameren Missouri filed for an electric service rate increase to recover increased costs to provide its customers with more dependable energy from a cleaner and more diverse energy portfolio. Nearly half of the $264 million rate increase request provides for the recovery of additional net energy costs. The balance of the rate increase request relates to recovery of and return on additional electric infrastructure investments, including investments for nuclear safety, environmental controls, new substations, and renewable generation. A MoPSC decision on this July 2014 filing is expected by May 2015, with rates effective by June 2015.
In February 2014, Ameren Missouri’s largest customer, Noranda, and 37 residential customers filed an earnings complaint case and a rate shift complaint case with the MoPSC. In the earnings complaint case, Noranda and the residential customers asserted that Ameren Missouri’s electric service business is earning more than its authorized return on common equity and requested a reduction to Ameren Missouri’s annual revenue requirement. The MoPSC staff filed testimony in the earnings complaint case that recommended no reduction to Ameren Missouri’s annual revenue requirement. Also, as discussed above, Ameren Missouri recently filed an electric service rate case with the MoPSC supporting an increase in electric rates. While the rate shift proposal is revenue neutral to Ameren Missouri, Ameren Missouri does not believe that the proposed reduction to Noranda’s electric rates, which would result in rates that are significantly below Ameren Missouri’s cost of service, is appropriate or in the best interests of Ameren Missouri’s other electric customers. MoPSC decisions related to both complaint cases are expected during the third quarter of 2014.
In June 2014, the EPA proposed the Clean Power Plan, which sets forth CO2 emissions standards that would be applicable to existing power plants. The EPA believes the Clean Power Plan, assuming it is adopted and implemented as proposed, would achieve a 30% decrease in CO2 emissions by 2030, with interim goals beginning in 2020, based on 2005 emission levels. If implemented as proposed, the rule could impose costly requirements on utilities. Ameren Missouri continues to evaluate its potential compliance plans for the Clean Power Plan. Based on preliminary studies, if the proposed rules were to be made final, Ameren Missouri anticipates new or accelerated capital expenditures and increased fuel costs would be required to achieve compliance. As proposed, the Clean Power Plan would require the states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans may require Ameren Missouri to construct combined cycle and renewable energy centers, currently estimated to cost approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, the proposed rule could result in the closure or alteration of the operation of some of its coal-fired energy centers. Ameren Missouri expects all of these increased costs, which could begin in 2017, would be recoverable, subject to MoPSC prudence review, through substantially higher electric rates charged to its customers. Ameren Missouri will file its Integrated Resource Plan with the MoPSC in October 2014, outlining its preferred plan for making the transition to a cleaner, more diverse energy portfolio over time. This plan is designed to achieve the total level of CO2 emissions reductions proposed by the EPA but to reach this reduction over a longer time period than currently proposed.

Ameren Illinois continues to make investments to improve electric and natural gas delivery service reliability, evidenced by the commencement of electric and natural gas smart meter installation in June 2014. The implementation of this technology is a key component of Ameren Illinois’ plan to modernize its electric system and natural gas infrastructure. Investments to modernize the electric system are made possible by the IEIMA, which is designed to benefit customers by significantly enhancing the electric delivery system, growing Illinois’ economy by generating jobs, and providing Ameren Illinois with timely cost recovery of and a fair return on infrastructure investments under formula ratemaking. Natural gas infrastructure investments are subject to the ICC’s gas delivery ratemaking framework that allows rates to be established based on a future test year and provides an infrastructure rider for qualified investments. Ameren Illinois expects to begin including qualified investments under this infrastructure rider in 2015. Over time, the new electric smart meters, along with other system upgrades, will improve service reliability by helping Ameren Illinois detect and isolate outages faster. Additionally, electric and natural gas smart meters will provide customers more information and new tools and programs to better manage their energy costs.
In April 2014, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used to set rates for 2015. Pending ICC approval, Ameren Illinois’ update filing, as revised in July 2014, will result in a $205 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2015. An ICC decision on this April 2014 filing is expected by December 2014.
ATXI’s FERC-regulated electric transmission Illinois Rivers regional multi-value project, estimated at a total cost of $1.1 billion, is in the early stages of construction, with substation construction underway and line construction expected to begin later in 2014. The first sections of the Illinois Rivers project are expected to be completed in 2016 with the last section expected to be completed in 2019. ATXI is currently reviewing, and expects to update in early 2015, the estimated cost of the Illinois Rivers project incorporating the final route approved by the ICC, which is longer than originally proposed. ATXI plans to request a certificate of public convenience and necessity from the ICC for the MISO-approved Spoon River regional multi-value project in August 2014. The cost of the Spoon River project is estimated at $130 million to $150 million, depending on the route ultimately approved by the ICC. An ICC decision on this filing is expected in 2015.
In November 2013, a customer group filed a complaint case with FERC seeking a reduction in the allowed return on common equity, as well as a limit on the common equity ratio, under the MISO tariff. Currently, the FERC-allowed return on common equity for MISO transmission owners is 12.38%. In June 2014, FERC issued an order that reduced the base allowed return on common equity for New England transmission owners from 11.14% to 10.57% with rate incentives allowed up to 11.74%. Ameren believes some aspects of the FERC order in the New England transmission owners’ case may establish precedent in the pending MISO case, however, the Ameren Companies are unable to reasonably estimate the impact, if any, that a FERC ruling in the MISO complaint case could have on their allowed base return on common equity.
Ameren will continue to execute on its strategy of investing and operating its utilities in a manner consistent with existing regulatory frameworks, as well as working to enhance those frameworks and advocating for responsible energy policies at both the federal and state level. Ameren is focused on creating and capitalizing on opportunities to invest in its rate-regulated businesses for the benefit of its customers and shareholders. Consistent with previous plans, Ameren will continue to allocate significant and growing amounts of discretionary capital to Ameren Illinois energy delivery service and Ameren Illinois and ATXI electric transmission service projects because these investments will improve the safety, dependability, and sustainability of the services provided to customers and because these services operate under formulaic regulatory frameworks that are more supportive of infrastructure investment. Ameren Missouri will continue to actively work with legislators and other key stakeholders to build support for energy policies that reduce regulatory lag and support investment in aging energy infrastructure that will result in long-term benefits for its customers.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, the effects of energy efficiency programs, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren's revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. We principally use coal, enriched uranium, natural gas, methane gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for our Illinois electric delivery service business, and a FAC for our Missouri electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year, with recoveries from or refunds to customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Fluctuations in interest rates and conditions in the capital and credit markets also affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our businesses. The reliability of our energy centers and transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Net income (loss) attributable to Ameren Corporation	$149	$95	$245	$(50)
Earnings (loss) per common share - basic	0.61	0.39	1.01	(0.21)
Net income attributable to Ameren Corporation - continuing operations	150	105	247	159
Earnings per common share - basic - continuing operations	0.62	0.44	1.02	0.66
Net income attributable to Ameren Corporation from continuing operations increased $45 million, or 18 cents per share, in the second quarter of 2014 compared to the second quarter of 2013. The increase in net income attributable to Ameren Corporation from continuing operations between periods was due to a $42 million increase in net income from the Ameren Missouri segment and a $6 million decrease in net loss from Ameren (parent) and nonregistrant subsidiaries offset by a $3 million decrease in net income from the Ameren Illinois segment.
Net income attributable to Ameren Corporation from continuing operations increased $88 million, or 36 cents per share, in the first six months of 2014 compared to the same period in 2013. The increase in net income attributable to Ameren

Corporation from continuing operations between periods was caused by a $49 million increase in net income from the Ameren Missouri segment, a $19 million increase in net income from the Ameren Illinois segment, and a $20 million decrease in net loss from Ameren (parent) and nonregistrant subsidiaries.
Net income from continuing operations at Ameren was favorably affected in the second quarter and the first six months of 2014, compared with the same periods in 2013, by:

•	increased electric and natural gas demand resulting from colder winter temperatures primarily in the first quarter and warmer early summer temperatures in the second quarter

(estimated at 3 cents per share and 10 cents per share, respectively);

•
the absence in 2014 of costs associated with the Callaway energy center's 2013 refueling and maintenance outage. The next Callaway energy center refueling and maintenance outage is scheduled for the fourth quarter of 2014 (8 cents per share and 9 cents per share, respectively);

•
the absence in 2014 of a reduction in 2013 revenues at Ameren Missouri resulting from the FAC prudence review charge for the estimated obligation to refund to customers amounts associated with sales recognized for the period from October 1, 2009, to May 31, 2011 (6 cents per share in both periods);

•	decreased interest expense, primarily due to long-term debt redemptions and maturities at Ameren Missouri, Ameren Illinois and Ameren (parent) (2 cents per share and 5 cents per share, respectively);

•	higher electric transmission rates at Ameren Illinois and ATXI because of additional rate base (1 cent per share and 4 cents per share, respectively);

•	higher natural gas rates at Ameren Illinois pursuant to a December 2013 order (1 cent per share and 4 cents per share, respectively); and

•
decreased other operations and maintenance expenses at Ameren (parent) and nonregistrant subsidiaries, primarily resulting from the substantial elimination of costs previously incurred in support of the divested merchant generation business (1 cent per share and 3 cents per share, respectively).

In addition to these items, net income from continuing operations at Ameren was favorably affected in the first six months of 2014, compared with the same period in 2013, by an increase in Ameren Illinois’ electric delivery service earnings under formula ratemaking due to increased rate base and a higher allowed return on equity as a result of increased yields on

30-year United States Treasury bonds (estimated at 1 cent per share).
Net income from continuing operations at Ameren was unfavorably affected in the second quarter and the first six months of 2014, compared with the same periods in 2013 (except where a specific period is referenced), by:

•
a decrease in Ameren Illinois’ electric delivery service earnings for the second quarter of 2014, compared with the same period in 2013, due to timing of revenue recognition during the year under formula ratemaking that more than offset favorable effects resulting from increased rate base and a higher allowed return on equity as a result of increased yields on 30-year United States Treasury bonds (estimated at 1 cent per share);

•	the reduction in revenue recorded at Ameren Illinois for an estimated electric transmission rate refund related to a case at FERC (1 cent per share in both periods); and

•	an increase in the effective tax rate (1 cent per share in both periods).
The cents per share information presented above is based on the average shares outstanding in the second quarter and first six months of 2013. There were no material differences between the basic and diluted average shares outstanding for either the second quarter or first six months of 2014 or 2013.
For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes and Income (Loss) from Discontinued Operations, Net of Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and six months ended June 30, 2014, and 2013:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2014:
Electric margins	$645	$278	$3	$926
Natural gas margins	17	88	—	105
Other revenues	1	—	(1)	—
Other operations and maintenance	(222)	(195)	5	(412)
Depreciation and amortization	(117)	(64)	(2)	(183)
Taxes other than income taxes	(81)	(32)	(1)	(114)
Other income (expenses)	14	4	(1)	17
Interest charges	(54)	(29)	(6)	(89)
Income taxes	(76)	(21)	(2)	(99)
Income (loss) from continuing operations	127	29	(5)	151
Loss from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss)	127	29	(6)	150
Preferred dividends	(1)	(1)	1	(1)
Net income (loss) attributable to Ameren Corporation	$126	$28	$(5)	$149
Three Months 2013:
Electric margins	$606	$288	$—	$894
Natural gas margins	18	85	—	103
Other revenues	—	2	(2)	—
Other operations and maintenance	(253)	(196)	2	(447)
Depreciation and amortization	(113)	(62)	(3)	(178)
Taxes other than income taxes	(79)	(30)	(2)	(111)
Other income (expenses)	11	1	(1)	11
Interest charges	(56)	(34)	(10)	(100)
Income (taxes) benefit	(49)	(22)	5	(66)
Income (loss) from continuing operations	85	32	(11)	106
Loss from discontinued operations, net of tax	—	—	(10)	(10)
Net income (loss)	85	32	(21)	96
Noncontrolling interests and preferred dividends	(1)	(1)	1	(1)
Net income (loss) attributable to Ameren Corporation	$84	$31	$(20)	$95
Six Months 2014:
Electric margins	$1,157	$550	$9	$1,716
Natural gas margins	45	245	(1)	289
Other revenues	1	—	(1)	—
Other operations and maintenance	(449)	(395)	12	(832)
Depreciation and amortization	(233)	(127)	(4)	(364)
Taxes other than income taxes	(159)	(78)	(4)	(241)
Other income and (expenses)	24	3	(1)	26
Interest charges	(106)	(59)	(16)	(181)
Income (taxes) benefit	(105)	(56)	(2)	(163)
Income (loss) from continuing operations	175	83	(8)	250
Loss from discontinued operations, net of tax	—	—	(2)	(2)
Net income (loss)	175	83	(10)	248
Noncontrolling interests and preferred dividends	(2)	(2)	1	(3)
Net income (loss) attributable to Ameren Corporation	$173	$81	$(9)	$245
Six Months 2013:
Electric margins	$1,099	$521	$(2)	$1,618
Natural gas margins	45	216	(1)	260
Other revenues	—	2	(2)	—
Other operations and maintenance	(474)	(372)	—	(846)
Depreciation and amortization	(224)	(123)	(6)	(353)
Taxes other than income taxes	(156)	(72)	(5)	(233)
Other income and (expenses)	20	(1)	(1)	18
Interest charges	(116)	(65)	(20)	(201)
Income (taxes) benefit	(68)	(42)	9	(101)
Income (loss) from continuing operations	126	64	(28)	162
Loss from discontinued operations, net of tax	—	—	(209)	(209)
Net income (loss)	126	64	(237)	(47)
Noncontrolling interests and preferred dividends	(2)	(2)	1	(3)
Net income (loss) attributable to Ameren Corporation	$124	$62	$(236)	$(50)

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and six months ended June 30, 2014, compared with the same periods in 2013. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$11	$1	$—	$12
Base rates (estimate)	—	1	—	1
Recovery of FAC under-recovery(c)	(9)	—	—	(9)
Off-system sales and transmission services revenues (included in base rates)	(20)	—	—	(20)
MEEIA (energy efficiency)	9	—	—	9
Transmission services	—	10	2	12
FAC prudence review charge in 2013	22	—	—	22
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(3)	—	(3)
Illinois pass-through power supply costs	—	—	(2)	(2)
Reserve for potential transmission refund	—	(4)	—	(4)
Sales volume (excluding the estimated effect of abnormal weather)	(1)	—	—	(1)
Other	(1)	(9)	—	(10)
Total electric revenue change	$11	$(4)	$—	$7
Fuel and purchased power change:
Energy costs included in base rates and other	$19	$(6)	$1	$14
Recovery of FAC under-recovery(c)	9	—	—	9
Illinois pass-through power supply costs	—	—	2	2
Total fuel and purchased power change	$28	$(6)	$3	$25
Net change in electric margins	$39	$(10)	$3	$32
Natural gas margins change:
Effect of weather (estimate)(b)	$—	$(1)	$—	$(1)
Base rates (estimate)	—	5	—	5
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(1)	—	(1)
Sales volume (excluding the estimated effect of abnormal weather) and other	(1)	—	—	(1)
Net change in natural gas margins	$(1)	$3	$—	$2
Six Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$37	$5	$—	$42
Base rates (estimate)	—	23	—	23
Recovery of FAC under-recovery(c)	(13)	—	—	(13)
Off-system sales and transmission services revenues (included in base rates)	(27)	—	—	(27)
MEEIA (energy efficiency)	20	—	—	20
Transmission services	—	16	9	25
FAC prudence review charge in 2013	22	—	—	22
Bad debt, energy efficiency programs and environmental remediation cost riders	—	3	—	3
Illinois pass-through power supply costs	—	(46)	(2)	(48)
Reserve for potential transmission refund	—	(4)	—	(4)
Sales volume (excluding the estimated effect of abnormal weather)	(7)	—	—	(7)
Other	(4)	(8)	1	(11)
Total electric revenue change	$28	$(11)	$8	$25
Fuel and purchased power change:
Energy costs included in base rates and other	$17	$(6)	$1	$12
Recovery of FAC under-recovery(c)	13	—	—	13

Illinois pass-through power supply costs	—	46	2	48
Total fuel and purchased power change	$30	$40	$3	$73
Net change in electric margins	$58	$29	$11	$98
Natural gas margins change:
Effect of weather (estimate)(b)	$1	$5	$—	$6
Base rates (estimate)	—	15	—	15
Gross receipts tax	—	4	—	4
Bad debt, energy efficiency programs and environmental remediation cost riders	—	2	—	2
Sales volume (excluding the estimated effect of abnormal weather) and other	(1)	3	—	2
Net change in natural gas margins	$—	$29	$—	$29

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated margin impact resulting primarily from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year period; this is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Represents the change in the net energy costs recovered under the FAC through customer rates, with corresponding offsets to fuel expense due to amortization of a previously recorded regulatory asset.
Ameren Corporation
Ameren's electric margins increased by $32 million, or 4%, and $98 million, or 6%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Ameren's natural gas margins increased by $2 million, or 2%, and $29 million, or 11%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflected the results of operations of ATXI. ATXI’s transmission revenues increased by $2 million and $9 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, under forward-looking formula ratemaking reflecting increased rate base investment and recoverable costs.
Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence review. Net energy costs include fuel and purchased power costs, including transportation charges and revenues, net of off-system sales. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs under the FAC through customer rates decreased $9 million and $13 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, with a corresponding offset to fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins increased by $39 million, or 6%, and $58 million, or 5%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The following items had a favorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•	Early summer temperatures for the three months ended June 30, 2014, compared with the same period in 2013,

were warmer, as cooling degree-days increased 21%. Winter temperatures for the six months ended June 30, 2014, compared with the same period in 2013, were colder, as heating degree-days increased 11%. Combined, the weather increased revenues by an estimated $11 million and $37 million, respectively. This was partially offset by an increase in net energy costs ($1 million and $10 million, respectively). The change in net energy costs is the sum of the change in energy costs included in base rates (+$19 million and +$17 million, respectively) and the change in off-system sales and transmission services revenues (-$20 million and -$27 million, respectively) in the above table.

•
The absence in 2014 of a reduction in revenues resulting from a July 2013 MoPSC prudence review order. Ameren Missouri recorded a FAC prudence review charge in 2013 for its estimated obligation to refund to its electric customers the earnings associated with sales recognized by Ameren Missouri from October 1, 2009, to May 31, 2011 ($22 million for both periods).

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism ($3 million and $7 million, respectively) and lost revenue recovery mechanism ($6 million and $13 million, respectively), which increased revenues by a combined $9 million and $20 million, respectively. The higher revenues were driven by greater customer participation in the second year of the MEEIA programs, which led to higher recovery of lost revenues. The lost revenue recovery mechanism helps compensate Ameren Missouri for lower sales from energy efficiency-related volume reductions in current and future periods. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs.

Ameren Missouri's electric margins were unfavorably affected by lower sales volumes primarily caused by the MEEIA programs. Excluding the estimated effect of abnormal weather, total retail sales volumes decreased less than 1% and 1%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, which decreased revenues by an estimated $1 million and $7 million, respectively.
Ameren Missouri's natural gas margins decreased by $1 million, or 6%, for the three months ended June 30, 2014,

compared with the same period in 2013, and were comparable for the six months ended June 30, 2014, compared with the same period in 2013. Ameren Missouri's natural gas margins were favorably affected by winter temperatures in 2014 that were colder for the six months ended June 30, 2014, compared with the same period in 2013, as heating degree-days increased 11% which increased revenues by an estimated $1 million. Excluding the estimated impact of abnormal weather, Ameren Missouri’s natural gas revenues decreased by $1 million, for the six months ended June 30, 2014, compared with the same period in 2013.
Ameren Illinois
Ameren Illinois’ electric revenues decreased by $11 million, for the six months ended June 30, 2014, compared with the same period in 2013; however, electric revenues would have increased by $35 million, except for a $46 million decline in revenues collected from customers for purchased power that was offset by a corresponding decrease in pass-through power supply costs. These pass-through power supply costs do not affect margins because all power purchased on behalf of Ameren Illinois’ customers is recovered through a cost recovery mechanism. Revenues decreased due to lower power prices on power purchases and reduced volumes caused by customers who switched to alternative retail electric suppliers.
Ameren Illinois participates in the performance-based formula ratemaking framework pursuant to the IEIMA. The IEIMA provides for an annual reconciliation of Ameren Illinois' electric delivery service revenue requirement. As of each balance sheet date, Ameren Illinois records its estimate of the electric delivery service revenue effect resulting from the reconciliation of the revenue requirement necessary to reflect the actual recoverable costs incurred for that year with the revenue requirement that was in effect for that year. See Operations and Maintenance Expenses in this section for additional information regarding the revenue requirement. If the current year's revenue requirement is greater than the revenue requirement upon which customer rates were based, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. If the current year's revenue requirement is less than the revenue requirement upon which customer rates were based, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins decreased by $10 million, or 3%, for the three months ended June 30, 2014, compared with the same period in 2013. However, electric margins increased $29 million, or 6%, for the six months ended June 30, 2014, compared with the same period in 2013. The following items had a favorable effect on Ameren Illinois’ electric margins for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•	Electric delivery service formula ratemaking adjustments resulting from the reconciliation of the revenue requirement pursuant to the IEIMA, which increased revenues by an estimated $1 million and $23 million, respectively. The adjustments were primarily caused by increased rate base, a higher allowed return on equity due to a rise in 30-year United States Treasury bond yields, and higher recoverable costs.

•	Transmission revenues increased under forward-looking formula ratemaking because of increased rate base investment and higher recoverable costs ($10 million and $16 million, respectively).

•
Early summer temperatures for the three months ended June 30, 2014, compared with the same period in 2013, were warmer, as cooling degree-days increased 20%. Winter temperatures for the six months ended June 30, 2014, compared with the same period in 2013, were colder, as heating degree-days increased 13%. Combined, the weather increased revenues by an estimated $1 million and $5 million, respectively.

•
A net increase in recovery of bad debt charge-offs, energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms, which increased revenues by $3 million, for the six months ended June 30, 2014, compared with the same period in 2013. See Other Operations and Maintenance Expenses in this section for information on a related offsetting net increase in energy efficiency and environmental remediation costs.

Ameren Illinois’ electric margins were unfavorably affected by the establishment of a reserve for a potential transmission refund based on a June 2014 FERC order, which decreased revenues by $4 million for both the three and six months ended June 30, 2014, compared with the same periods in 2013. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Ameren Illinois' natural gas margins increased by $3 million, or 4%, and $29 million, or 13%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The following items had a favorable effect on Ameren Illinois’ natural gas margins for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•	Higher natural gas rates effective January 2014, which increased revenues by an estimated $5 million and $15 million, respectively.

•
Winter temperatures in 2014 were colder compared to 2013 as heating degree-days increased 13% for the six months ended June 30, 2014, compared with the same period in 2013, which increased revenues by an estimated $5 million.

•
Increased gross receipts taxes due primarily to higher natural gas rates and higher sales volumes as a result of colder winter temperatures in 2014, which increased revenues by $4 million for the six months ended June 30, 2014, compared with the same period in 2013. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	An increase in transport sales volumes of 9%, primarily driven by higher demand from a few large industrial customers which increased revenues by $3 million for the six months ended June 30, 2014, compared with the same period in 2013.

•
A net increase in recovery of bad debt charge-offs, energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms which increased revenues by $2 million for the six months ended June 30, 2014, compared with the same period in 2013. See Other Operations and Maintenance Expenses in this section for information on a related offsetting net increase in energy efficiency and environmental remediation costs.

Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were $35 million lower in the second quarter of 2014, as compared with the second quarter of 2013. Other operations and maintenance expenses decreased $31 million at Ameren Missouri, and were comparable at Ameren Illinois. In addition to the reductions at Ameren Missouri, other operations and maintenance expenses also decreased $3 million due to the substantial elimination of business and administrative costs previously incurred in support of the divested merchant generation business.
Other operations and maintenance expenses were $14 million lower in the first six months of 2014, as compared with the first six months of 2013. Other operations and maintenance expenses decreased $25 million at Ameren Missouri, but were $23 million higher at Ameren Illinois. In addition to the changes at Ameren Missouri and Ameren Illinois, other operations and maintenance expenses also decreased $12 million due to the substantial elimination of business and administrative costs previously incurred in support of the divested merchant generation business.
Ameren Missouri
Other operations and maintenance expenses were $31 million lower and $25 million lower in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013. The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•
A reduction in energy center maintenance costs ($37 million and $47 million, respectively), primarily due to the absence in 2014 of Callaway energy center refueling and maintenance costs incurred for the 2013 outage ($30 million and $36 million, respectively), and a reduction in maintenance costs at coal-fired energy centers ($7 million and $11 million, respectively). The next Callaway energy center refueling outage is scheduled for the fourth quarter of 2014.

•	A decrease in storm-related costs, primarily due to fewer major storms in the second quarter of 2014 ($6 million in both periods).

The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•	An increase in accrued disposal costs of low-level radioactive nuclear waste at the Callaway energy center ($8 million for the six months ended June 30, 2014, compared with the same period in 2013).

•
An increase in energy efficiency program costs due to MEEIA requirements. These costs were offset by increased electric revenues from customer billings, with no overall effect on net income ($3 million and $7 million, respectively).

•	An increase in labor costs, primarily because of wage increases ($2 million and $7 million, respectively).

•	An increase in injury litigation expenses related to asbestos claims ($3 million and $4 million, respectively).

•	An increase in bad debt expense due to a decreased rate of customer collections ($3 million and $2 million, respectively).
Ameren Illinois
Pursuant to the provisions of the IEIMA, recoverable electric delivery service costs incurred during the year that are not recovered through riders are included in Ameren Illinois’ revenue requirement reconciliation, which results in a corresponding adjustment to electric operating revenues, with no overall effect on net income. These recoverable electric delivery service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were comparable in the second quarter of 2014 with the second quarter of 2013 and were $23 million higher in the first six months of 2014, as compared with the first six months of 2013. The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•	An increase in electric distribution maintenance expenditures, primarily related to increased system repair and vegetation management work ($6 million and $8 million, respectively).

•
An increase in labor costs, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals ($7 million for the six months ended June 30, 2014, compared with the same period in 2013).

•
An increase in energy efficiency and environmental remediation costs. These costs were included in riders and therefore were offset by increased electric and natural gas revenues from customer billings, with no overall effect on net income ($6 million for the six months ended June 30, 2014, compared with the same period in 2013).

•	An increase in injury litigation expenses related to asbestos claims ($2 million and $5 million, respectively).

•	An increase in fees for outside services, primarily related to the IEIMA ($2 million and $3 million, respectively).
The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2014, compared with the year-ago periods (except where a specific period is referenced):

•
A reduction in employee benefit costs, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets ($6 million and $7 million, respectively).

•
A decrease in energy efficiency and environmental remediation costs. These costs were included in riders and therefore were offset by decreased electric and natural gas revenues from customer billings, with no overall effect on net income ($3 million for the second quarter of 2014, compared with the same period in 2013).

•	A decrease in bad debt expense due to improved customer collections ($2 million and $4 million, respectively).
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased by $5 million in the second quarter of 2014, as compared with the second quarter of 2013, and increased by $11 million in the first six months of 2014, as compared with the first six months of 2013, primarily due to increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased by $4 million and $9 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily because of electric distribution capital additions.
Ameren Illinois
Depreciation and amortization expenses increased by $2 million and $4 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily because of electric distribution capital additions.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes increased by $3 million in the second quarter of 2014, as compared with the second quarter of 2013, primarily due to increased expenses at Ameren Missouri as discussed below, and increased by $8 million in the first six months of 2014, as compared with the first six months of 2013, primarily due to increased expenses at Ameren Missouri and Ameren Illinois as discussed below.

Ameren Missouri
Taxes other than income taxes increased by $2 million and $3 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily due to an increase in property taxes resulting from increased state and local assessed values along with increased rates in 2014.
Ameren Illinois
Taxes other than income taxes were comparable in the second quarter of 2014 with the second quarter of 2013. Taxes other than income taxes increased by $6 million in the first six months of 2014, as compared with the first six months of 2013, primarily due to an increase in gross receipts taxes as a result of increased natural gas sales. These increased gross receipts taxes were offset by increased gross receipts tax revenues, with no overall effect on net income. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Other Income and Expenses
Ameren Corporation
Other income, net of expenses, increased by $6 million and $8 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily due to items at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Other income, net of expenses, increased by $3 million and $4 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily due to increased allowance for equity funds used during construction and interest income.
Ameren Illinois
Other income, net of expenses, increased by $3 million and $4 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, primarily due to increased income from customer-requested construction receipts and increased interest income on the IEIMA 2013 and 2014 revenue requirement reconciliation regulatory asset balances.
Interest Charges
Ameren Corporation
Interest charges decreased by $11 million in the second quarter of 2014, as compared with the second quarter of 2013, primarily due to decreased charges at Ameren Illinois, as discussed below, and a $5 million reduction in interest charges at Ameren (parent), primarily due to the maturity of $425 million of 8.875% senior unsecured notes in May 2014.

Interest charges decreased by $20 million in the first six months of 2014, as compared with the first six months of 2013, primarily due to decreased charges at Ameren Missouri and Ameren Illinois, as discussed below, and a $5 million reduction in interest charges at Ameren (parent) as discussed above.
Ameren Missouri
Interest charges were comparable in the second quarter of 2014 with the second quarter of 2013. Interest charges decreased by $10 million in the first six months of 2014, as compared with the first six months of 2013, primarily due to the October 2013 retirement of $200 million of 4.65% senior secured notes and redemption of $44 million of 5.45% pollution control revenue bonds. This debt was repaid with commercial paper issuances with lower interest rates, thereby reducing the cost of borrowings.
Ameren Illinois
Interest charges decreased by $5 million and $6 million in the second quarter and the first six months of 2014, respectively, as compared with the same periods in 2013, in part, because of the absence in 2014 of interest applied in 2013 to the regulatory liability for the 2012 revenue requirement reconciliation pursuant to the IEIMA in connection with participation in the formula ratemaking process. The 2013 and 2014 revenue requirement reconciliations were both regulatory assets which resulted in no interest charges. Additionally, the January 2014 redemption of $163 million of pollution control revenue bonds, with various interest rates, resulted in lower interest charges. This debt was repaid with commercial paper issuances with lower interest rates, thereby reducing the cost of borrowings.
Income Taxes
The following table presents effective income tax rates for Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2014, and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Ameren(a)	40%	38%	39%	38%
Ameren Missouri(a)	37%	37%	38%	35%
Ameren Illinois(a)	42%	41%	40%	40%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.
Ameren Corporation
The effective tax rate was higher in the second quarter of 2014, as compared with the second quarter of 2013, primarily due to additional tax expense related to stock-based compensation, partially offset by tax benefits from company-owned life insurance, lower non-deductible expenses and lower state income taxes.
The effective tax rate was higher in the first six months of 2014, as compared with the first six months of 2013, primarily due to additional tax expense related to stock-based compensation and reduced current year benefits from tax credits, as well as items at Ameren Missouri discussed below. These tax rate increases were mitigated by the absence in 2014 of items that increased the effective tax rate in 2013, which included the creation of valuation allowances for charitable contributions and state tax credits, and charges that increased Ameren (parent)’s reserve for uncertain tax positions. Additionally, state income taxes were lower in 2014.
Ameren Missouri
The effective tax rate was comparable in the second quarter of 2014 with the second quarter of 2013.
The effective tax rate was higher in the first six months of 2014, as compared with the first six months of 2013, primarily due to the absence in 2014 of a decrease in the reserve for uncertain tax positions and tax benefits related to the manufacturing deduction that occurred in 2013, reduced by a decrease in non-deductible expenditures in 2014, as compared to 2013.
Ameren Illinois
The effective tax rate was higher in the second quarter of 2014, as compared with the second quarter of 2013, primarily because of changes in reserves for uncertain tax positions.
The effective tax rate was comparable in the first six months of 2014 with the first six months of 2013.
Loss from Discontinued Operations, Net of Taxes
During the three and six months ended June 30, 2013, the loss from discontinued operations, net of taxes, was primarily related to the impairment loss and related income tax effects associated with the then-pending sale of New AER. No material activity was recorded in either 2014 period. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
The tariff-based gross margins of Ameren's rate-regulated utility operating companies are the principal source of cash from operating activities for the Ameren Companies. A diversified retail customer mix primarily of rate-regulated residential, commercial, and industrial customers provides a reasonably predictable source of cash for Ameren, Ameren Missouri and Ameren Illinois. In addition to using cash from operating activities, Ameren, Ameren Missouri and Ameren Illinois use available cash, credit agreement borrowings, commercial paper issuances, money pool borrowings, or other short-term borrowings from affiliates to support normal operations and temporary capital requirements. Ameren, Ameren Missouri and Ameren Illinois may repay their short-term borrowings with cash from operations or, at their discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with equity infusions from Ameren (parent). Ameren, Ameren Missouri and Ameren Illinois expect to make significant capital expenditures through 2018 as they invest in their electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. Ameren intends to finance those capital expenditures and investments in its rate-regulated businesses with a blend of equity and debt so that it maintains an equity ratio around 50%, assuming constructive regulatory environments. Ameren, Ameren Missouri and Ameren Illinois plan to implement their long-term financing plans for debt, equity, or equity-linked securities to finance their operations appropriately, to fund scheduled debt maturities, and to maintain financial strength and flexibility.
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2014. The working capital deficit as of June 30, 2014, was primarily the result of our decision to utilize commercial paper issuances, as opposed to long-term debt. With the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity of which $1.3 billion was available at June 30, 2014.

The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014, and 2013:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2014	2013	Variance	2014	2013	Variance	2014	2013	Variance
Ameren(a) - continuing operations	$658	$729	$(71)	$(922)	$(606)	$(316)	$132	$(165)	$297
Ameren(a) - discontinued operations	(4)	39	(43)	152	(31)	183	—	—	—
Ameren Missouri	212	338	(126)	(413)	(285)	(128)	228	(182)	410
Ameren Illinois	301	426	(125)	(432)	(279)	(153)	132	(49)	181

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations decreased in the first six months of 2014, compared with the first six months of 2013. The following items contributed to the decrease in cash from operating activities associated with continuing operations during the first six months of 2014, compared with the same period in 2013:

•
A $70 million decrease in cash associated with Ameren Missouri’s under-recovered FAC costs. Deferrals and refunds exceeded recoveries in 2014 by $39 million, while recoveries exceeded deferrals in 2013 by $31 million.

•	A $39 million decrease caused by changes in Ameren Missouri’s coal inventory levels due to 2013 delivery disruptions from flooding as well as increased costs.

•	A $33 million decrease in the over-collection of natural gas commodity costs from customers under the PGAs, primarily related to Ameren Illinois.

•
The 2014 refunds to Ameren Illinois customers of $31 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, as compared with no such refunds in the first six months of 2013.

•	A $26 million increase in rebate payments provided for customer-installed solar generation at Ameren Missouri.

•	A $22 million increase in payments associated with stock-based compensation awards in accordance with the provisions of the 2006 Incentive Plan.

•
A net $20 million decrease in returns of collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes at Ameren Illinois, partially offset by the effect of credit rating upgrades at Ameren Illinois.

•	An $18 million increase in expenditures for energy efficiency programs that will be recovered through future customer billings.

•	A $16 million increase in the cost of natural gas held in storage at Ameren Illinois because of increased prices and timing of injections.

•	The absence in 2014 of $14 million received in 2013 for storm restoration assistance provided to nonaffiliated utilities, primarily at Ameren Missouri.

•	A $12 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and IEIMA projects.

•	A $10 million increase in labor costs at Ameren Illinois, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals.

•	An $8 million increase in property tax payments at Ameren Missouri caused by higher assessed property tax values and increased property tax rates.
The following items partially offset the decrease in Ameren's cash from operating activities during the first six months of 2014 compared with the same period in 2013:

•
Electric and natural gas margins, as discussed in Results of Operations, increased by $82 million, excluding the noncash FAC prudence review charge in 2013 and the noncash IEIMA revenue requirement reconciliation adjustments for 2014 and 2013, as the collections from customers for those adjustments will occur in a subsequent year.

•	Income tax refunds of $6 million in 2014, compared with income tax payments of $60 million in 2013. The change is attributable to increased payments at Ameren Missouri and decreased refunds at Ameren Illinois as discussed below. Additionally, Ameren’s use of net operating loss carryforwards in 2014 and the timing of payments resulted in no federal income tax payments for continuing operations. In 2014, the income tax refunds of $7 million resulted from the sale of tax credits. In 2013, Ameren made no federal income tax payments. However, Ameren’s continuing operations made income tax payments to Ameren’s discontinued operations based on the tax allocation agreement.

•	A $36 million decrease in interest payments, primarily due to decreases at Ameren Missouri and Ameren Illinois discussed below.

•	A $32 million increase in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•	A $23 million decrease in payments caused by the timing of the Callaway nuclear refueling and maintenance outages at Ameren Missouri.

•	A $17 million decrease in pension and postretirement benefit plan contributions resulting from timing of payments, changes in actuarial assumptions, and the performance of plan assets.
Ameren’s cash from operating activities associated with discontinued operations decreased in the first six months of 2014, compared with the first six months of 2013. The 2013 activity related to the disposed New AER and the Elgin, Gibson City and Grand Tower energy centers. The 2014 activity related to transaction cost and tax payments associated with the Elgin, Gibson City and Grand Tower energy centers.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased in the first six months of 2014, compared with the first six months of 2013. The following items contributed to the decrease in cash from operating activities during the first six months of 2014, compared with the same period in 2013:

•	A $122 million increase in income tax payments resulting primarily from a 2014 payment related to a reduction in deductions for capitalized expenditures for the 2013 tax year.

•	A $70 million decrease in cash associated with under-recovered FAC costs. Deferrals and refunds exceeded recoveries in 2014 by $39 million, while recoveries exceeded deferrals in 2013 by $31 million.

•	A $39 million decrease caused by changes in coal inventory levels due to 2013 delivery disruptions from flooding as well as increased costs.

•	A $26 million increase in rebate payments provided for customer-installed solar generation.

•	A $13 million increase in expenditures for energy efficiency programs that will be recovered through future customer billings.

•	The absence in 2014 of $10 million received in 2013 for storm restoration assistance provided to nonaffiliated utilities.

•	An $8 million increase in property tax payments caused by higher assessed property tax values and increased property tax rates.

•	A $7 million decrease in natural gas commodity over-recovered costs under the PGA.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities during the first six months of 2014, compared with the same period in 2013:

•	A $79 million increase in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $36 million, excluding the noncash FAC prudence review charge in 2013.

•	A $23 million decrease in payments caused by the timing of the Callaway nuclear refueling and maintenance outages.

•
A $20 million decrease in interest payments, primarily due to reductions in cost of borrowings associated with commercial paper issuances that replaced higher interest long-term debt instruments redeemed and retired in October 2013.

•	A $5 million decrease in pension and postretirement benefit plan contributions resulting from changes in actuarial assumptions and the performance of plan assets.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased in the first six months of 2014, compared with the first six months of 2013. The following items contributed to the decrease in cash from operating activities during the first six months of 2014, compared with the same period in 2013:

•	A $43 million decrease in accounts receivable balances to reflect the timing of revenues earned, but not yet collected, from customers.

•
The 2014 refunds to customers of $31 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, as compared with no such refunds in the first six months of 2013.

•	A $26 million decrease in the over-collection of natural gas commodity costs from customers under the PGA.

•
A net $17 million decrease in returns of collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $16 million increase in the cost of natural gas held in storage because of increased prices and timing of injections.

•	A $12 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.

•	A $10 million increase in labor costs, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals.

•	A $7 million decrease in income tax refunds resulting primarily from a reduction in accelerated depreciation deductions.

•	A $5 million increase in expenditures for energy efficiency programs that will be recovered through customer billings over time.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities during the first six months of 2014, compared with the same period in 2013:

•
Electric and natural gas margins, as discussed in Results of Operations, increased by $35 million, excluding the effect of the noncash IEIMA revenue requirement reconciliation adjustments for 2014 and 2013, as the collections from customers for those adjustments will occur in a subsequent year.

•	A $16 million decrease in interest payments, primarily due to long-term debt redemptions in January 2014.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations in the first six months of 2014 increased compared with the same period in 2013. Capital expenditures increased $308 million as a result of activity at the registrant subsidiaries discussed below as well as increased transmission expenditures at ATXI related to the Illinois Rivers project. In addition, cash used in investing activities increased by a net $8 million for payments related to collateral support provided to Marketing Company in the form of a note receivable. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015. See Note 12 - Divestiture Transactions and Discontinued Operations in Part I, Item 1, of this report for additional information.
Ameren’s cash provided by investing activities associated with discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2014. These proceeds were available to fund continuing operations. During the first six months of 2013, Ameren’s cash used in investing activities associated with discontinued operations was for capital expenditures.
Ameren Missouri’s cash used in investing activities increased during the first six months of 2014, compared with the same period in 2013, due to increased capital expenditures of $102 million primarily for reliability and energy center projects, including the Callaway nuclear reactor head replacement project and the Labadie electrostatic precipitator upgrades, offset by a reduction in storm restoration costs of $15 million. In addition, cash used in investing activities increased $24 million due to the absence in 2014 of money pool advance repayments that were made in 2013.
Ameren Illinois’ cash used in investing activities increased during the first six months of 2014, compared with the same period in 2013, due to an increase in capital expenditures of $153 million primarily for transmission, reliability, and IEIMA projects.
We continually review Ameren Missouri's generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other things. Additionally, the Ameren Companies continually review the reliability of their transmission and distribution systems, expected capacity needs, and opportunities for transmission investments. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, and our ability and willingness to pursue transmission investments, among other things. Any changes in future generation, transmission, or distribution needs could result in significant capital expenditures or material losses. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures. See Note 9 - Commitments and Contingencies in Part I, Item 1, of this report for additional information.

Cash Flows from Financing Activities
In the first six months of 2014, Ameren (parent), Ameren Missouri, and Ameren Illinois utilized lower cost commercial paper issuances to repay or redeem, in part, higher cost long-term indebtedness and reduce interest expense. Ameren Missouri and Ameren Illinois also reduced interest expense by repaying or redeeming existing long-term indebtedness with higher interest rates, in part, with net proceeds from the issuance of long-term debt with lower interest rates.
Ameren’s financing activities associated with continuing operations provided net cash of $132 million during the six months ended June 30, 2014, while financing activities used cash of $165 million during the first six months of 2013. Ameren utilized net proceeds from net commercial paper issuances of $425 million and long-term debt issuances of $598 million from registrant subsidiaries to repay existing Ameren (parent) long-term indebtedness of $425 million and to fund the redemption and/or repayment of existing registrant subsidiary long-term indebtedness described below, and to fund, in part, investing activities. In comparison, Ameren received proceeds from net commercial paper issuances of $25 million during the same period in 2013. Dividends paid were comparable between periods.
Cash from financing was not necessary to meet the working capital and investing activities of our discontinued operations during the first six months of 2014 and 2013.
Ameren Missouri’s financing activities provided net cash of $228 million during the six months ended June 30, 2014, compared with the first six months of 2013, when financing activities used cash of $182 million. In 2014, Ameren Missouri used net proceeds from net commercial paper issuances of $185 million and the issuance of $350 million of senior secured notes to repay at maturity long-term indebtedness of $104 million, repay net money pool borrowings of $44 million, and to fund, in part, investing activities. Ameren Missouri also paid common stock dividends of $155 million in 2014. In comparison, Ameren Missouri paid common stock dividends of $180 million and had no debt financing activity during the same period in 2013.
Ameren Illinois’ financing activities provided net cash of $132 million during the six months ended June 30, 2014, compared with the first six months of 2013, when financing activities used cash of $49 million. Ameren Illinois used net proceeds from net commercial paper issuances of $105 million and the issuance of $250 million of senior secured notes to redeem existing long-term indebtedness of $163 million and repay money pool borrowings. In comparison, Ameren Illinois had minimal debt financing activity during the first six months of 2013. Ameren Illinois did not pay common stock dividends during the six months ended June 30, 2014, compared to dividend payments of $30 million during the same period in 2013.

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
The following table presents the committed 2012 Credit Agreements of Ameren, Ameren Missouri and Ameren Illinois and the credit capacity available under such agreements, considering reductions for letters of credit and commercial paper issuances, as of June 30, 2014:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement	November 2017	$1,000	$1,000
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement	November 2017	1,100	1,100
Ameren:
Less: Commercial paper outstanding		(b)	(793)
Less: Letters of credit(a)		(b)	(13)
Total		$2,100	$1,294

(a)
As of June 30, 2014, $9 million of the letters of credit relate to Ameren's credit support obligations to New AER. See Note 12 – Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.

(b)	Not applicable.
The 2012 Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs. Either of the 2012 Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The 2012 Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The 2012 Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. During 2014, issuances under the Ameren, Ameren Missouri and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates available under the 2012 Credit Agreements. As such, commercial paper issuances were a preferred source of third-party short-term debt relative to credit facility borrowings.
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the

Federal Power Act. In February 2014, FERC issued an order effective March 17, 2014, authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities, which terminates on March 16, 2016. In September 2012, FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities, which terminates on September 30, 2014. In July 2014, Ameren Illinois filed for a two-year extension of the FERC short-term borrowing authorization. FERC is reviewing this request.
The issuance of short-term debt securities by Ameren is not subject to approval by any regulatory body.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), redemptions, or maturities of long-term debt for the Ameren Companies for the six months ended June 30, 2014, and 2013. The Ameren Companies did not have any issuances of common stock during the first six months of 2014 or 2013. For additional information, see Note 4 - Long-term Debt under Part I, Item 1, of this report.

		Six Months
	Month Issued, Redeemed or Matured	2014	2013
Issuances
Long-term debt
Ameren Missouri:
3.50% Senior secured notes due 2024	April	$350	$—
Ameren Illinois:
4.30% Senior secured notes due 2044	June	248	—
Total Ameren long-term debt issuances		$598	$—
Redemptions and Maturities
Long-term debt
Ameren (parent):
8.875% Senior unsecured notes due 2014	May	425	—
Ameren Missouri:
5.50% Senior secured notes due 2014	May	104	—
Ameren Illinois:
5.90% Series 1993 due 2023(a)	January	32	—
5.70% 1994A Series due 2024(a)	January	36	—
5.95% 1993 Series C-1 due 2026	January	35	—
5.70% 1993 Series C-2 due 2026	January	8	—
5.40% 1998A Series due 2028	January	19	—
5.40% 1998B Series due 2028	January	33	—
Total Ameren long-term debt redemptions and maturities		$692	$—
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
Indebtedness Provisions and Other Covenants
See Note 3 - Short-term Debt and Liquidity and Note 4 - Long-term Debt under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
At June 30, 2014, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
We consider access to short-term and long-term capital markets a significant source of funding for capital requirements not satisfied by cash generated from our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri and Ameren Illinois each believes that it will continue to have access to the capital markets. However, events beyond Ameren’s, Ameren Missouri’s and Ameren Illinois’ control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.
Dividends
Ameren declared, and paid to its stockholders, common stock dividends totaling $194 million, or 80 cents per share, during the first six months of 2014 and for the first six months of 2013.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. The board of directors has not set specific targets or payout parameters when declaring common stock dividends. As in the past, the board of directors is expected to consider various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On August 8, 2014, Ameren’s board of directors declared a quarterly common stock dividend of 40 cents per share payable on September 30, 2014, to stockholders of record on September 10, 2014.
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2014, none of these circumstances existed at Ameren, Ameren Missouri and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the six months ended June 30, 2014, and 2013:

	SIx Months
	2014	2013
Ameren Missouri	$155	$180
Ameren Illinois	—	30
Dividends paid by Ameren	194	194

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
At June 30, 2014, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri and Ameren Illinois were $6,068 million, $4,200 million, and $1,810 million respectively.
Off-Balance-Sheet Arrangements
At June 30, 2014, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-

balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.
Credit Ratings
The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.
The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa2	BBB+	BBB+
Senior unsecured debt	Baa2	BBB	BBB+
Commercial paper	P-2	A-2	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+	BBB+
Secured debt	A2	A	A
Senior unsecured debt	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Ameren Illinois:
Issuer/corporate credit rating	Baa1	BBB+	BBB
Secured debt	A2	A	A-
Senior unsecured debt	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F2
A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any adverse changes in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and negatively impact earnings. Cash collateral postings and prepayments with external parties, including postings related to exchange-traded contracts, at June 30, 2014, were $15 million, $15 million, and $- million at Ameren, Ameren Missouri and Ameren Illinois, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million and $2 million, respectively, at June 30, 2014. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at June 30, 2014, could have resulted in Ameren, Ameren Missouri or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $112 million, $53 million, and $59 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than June 30, 2014 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. If market prices were 15% lower than June 30, 2014 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to $7 million and $7 million, respectively.
The balance of Marketing Company’s note payable to Ameren for cash collateral requirements was $26 million at June 30, 2014. This balance will vary until December 2, 2015, as cash collateral requirements for New AER will change. Ameren’s obligation to provide credit support on behalf of New AER will cease on December 2, 2015. Changes in commodity prices could trigger additional collateral postings and prepayments for New AER and thus affect the balance of the note. If market prices were 15% higher than June 30, 2014 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide additional credit support to IPH up to $112 million. If market prices were 15% lower than June 30, 2014 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide IPH with additional credit support up to $21 million. In addition, as of June 30, 2014, and using market prices as of that date, if Ameren's credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $35 million.
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

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. ATXI obtained a certificate of public convenience and necessity and project approval from the ICC for the Illinois Rivers project. A full range of construction activities is scheduled in 2014. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO. These two projects are expected to be completed in 2018. ATXI plans to request a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project in the third quarter of 2014. An ICC decision on this filing is expected in 2015. The total investment in these three projects is expected to be $1.4 billion through 2019. In early 2015, ATXI expects to update the estimated cost of the Illinois Rivers project incorporating the final route approved by the ICC, which is longer than originally proposed. Separate from the ATXI projects discussed above, Ameren Illinois expects to invest approximately $850 million in electric transmission assets through 2018 to address load growth and reliability requirements.

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

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for customer billings for that year. Consequently, Ameren Illinois' 2014 electric delivery service revenues will be based on its 2014 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2014 revenue requirement is expected to be higher than the 2013 revenue requirement, due to an expected increase in recoverable costs, rate base growth, and an expected increase in the monthly average yields of 30-year United States Treasury bonds.

•
In December 2013, the ICC issued an order with respect to Ameren Illinois' annual update IEIMA filing. The ICC approved a net $45 million decrease in Ameren Illinois' electric delivery service rates, which represents an annual revenue requirement increase of $23 million primarily due to higher recoverable costs in 2012 compared to 2011, offset by a $68 million refund to customers relating to the 2012 revenue requirement reconciliation. The ICC decision issued in December 2013 established new rates that became effective January 1, 2014. These rates have affected, and will continue to affect, Ameren Illinois' cash receipts during 2014, but not its operating revenues, which will instead be determined by the IEIMA's 2014 revenue requirement reconciliation. The 2014 revenue requirement reconciliation will be reflected as a regulatory asset or liability that will be collected from or refunded to customers in 2016.

•
In April 2014, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used to set rates for 2015. Pending ICC approval, Ameren Illinois’ update filing, as revised in July 2014, will result in a $205 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2015. This update reflects an increase to the annual formula rate based on 2013 actual costs and expected net plant additions for 2014, an increase to include the annual reconciliation of the revenue requirement in effect for 2013 to the actual costs incurred in that year, and an increase resulting from the conclusion of a refund to customers in 2014 for the 2012 revenue requirement reconciliation. An ICC decision in this April 2014 filing is expected by December 2014 and will establish rates for 2015. These rates will affect Ameren Illinois' cash receipts during 2015.

•
In December 2013, the ICC issued an order that authorized a $32 million increase in Ameren Illinois’ annual natural gas delivery service revenues. This request was based on a future test year of 2014, which improves the ability to earn returns allowed by regulators. The new rates became effective January 1, 2014.

•
In February 2014, Ameren Missouri’s largest customer, Noranda, and 37 residential customers filed an earnings complaint case with the MoPSC. In the earnings complaint case, Noranda and the residential customers asserted that Ameren Missouri’s electric service business is earning more than the 9.8% return on common equity authorized in the MoPSC's December 2012 electric rate order. Noranda and the residential customers are currently requesting the MoPSC approve a $49 million reduction to Ameren Missouri’s annual revenue requirement. Included in Noranda’s request is a reduction of Ameren Missouri’s authorized return on common equity to 9.4%. The MoPSC staff has filed testimony in this case that recommends no reduction to Ameren Missouri’s annual revenue requirement. Ameren Missouri does not believe that a reduction in electric service rates is justified and filed testimony that supports that position in its July 2014 electric rate case filing. The rate shift complaint case seeks to reduce Noranda’s electricity cost with an offsetting increase in electricity cost for Ameren Missouri’s other customers. While the rate shift proposal is revenue neutral to Ameren Missouri, Ameren Missouri does not believe that the proposed reduction to Noranda’s electric rates, which would result in rates that are significantly below Ameren Missouri’s cost of service, is appropriate or in the best interests of Ameren Missouri’s other electric customers. While the MoPSC has no time requirement by which it must issue orders in these cases, it has adopted procedural schedules that Ameren Missouri expects would render a decision in the rate shift case during the third quarter of 2014, and in the earnings complaint case by September 26, 2014. If on September 26, 2014, the MoPSC approves Noranda’s earnings complaint case as currently filed, Ameren’s and Ameren Missouri’s 2014 earnings would be reduced by an estimated $7 million.

•
In July 2014, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $264 million. The rate request seeks recovery of increased net energy costs and rebates provided for customer-installed solar generation, as well as recovery of and a return on additional electric infrastructure investments made for the benefit of Ameren Missouri’s customers. Plant additions to rate base since the last electric rate order are expected to total approximately $1.4 billion through the anticipated true-up date in this rate case and include electric infrastructure investments for upgrades to the electrostatic precipitators at the coal-fired Labadie energy center to meet more stringent environmental regulations, the replacement of the nuclear reactor vessel head at the Callaway energy center in order to ensure continued safe and dependable operations, two new substations in St. Louis, and the O’Fallon energy center, which will be Missouri’s largest investor-owned utility solar facility, among other additions. Approximately $127 million of the request relates to an increase in net energy costs above the current levels included in base rates previously authorized by the MoPSC in its December 2012 electric rate order, 95% of which, absent initiation of this general rate proceeding, would have been reflected in rate adjustments implemented under Ameren Missouri’s existing FAC. The electric rate increase request is based on a 10.4% return on equity, a capital structure composed of 51.6% common equity, an electric rate base for Ameren Missouri of $7.3 billion, and a test year ended March 31, 2014, with certain pro-forma adjustments expected through the anticipated true-up date of December 31, 2014. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months and a decision by the MoPSC in such proceeding is expected by May 2015, with rates effective by June 2015.

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

•
Ameren and Ameren Missouri also are pursuing recovery from an insurer, through litigation, for reimbursement of unpaid liability insurance claims for a December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri’s remaining liability insurance claim of $41 million as of June 30, 2014, is not paid.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in the fall of 2014. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, resulting in limited impacts to earnings. Additional maintenance costs incurred during the outage will not be fully recovered in 2014, because revenues relating to the additional maintenance costs are recovered over 18 months. Ameren Missouri expects to incur maintenance costs of $35 million to $40 million relating to the fall 2014 refueling and maintenance outage.

•	Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity.

•
As of June 30, 2014, Ameren Missouri had capitalized $69 million of costs incurred to license additional nuclear generation at its Callaway energy site. If efforts are abandoned or management concludes it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination is made.

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

•
Ameren Missouri continues to evaluate its potential compliance plans for the Clean Power Plan. Based on preliminary studies, if the proposed rules were to be made final, Ameren Missouri anticipates new or accelerated capital expenditures and increased fuel costs would be required to achieve compliance. As proposed, the Clean Power Plan would require the states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans may require Ameren Missouri to construct combined cycle and renewable energy centers, currently estimated to cost approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, the proposed rule could result in the closure or alteration of the operation of some of its coal-fired energy centers.

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

•
In November 2013, a customer group filed a complaint case with FERC seeking a reduction in the allowed return on common equity to 9.15%, as well as a limit on the common equity ratio, under the MISO tariff. Currently, the FERC-allowed return on common equity for MISO transmission owners is 12.38%. This complaint case could result in a reduction to Ameren Illinois' and ATXI's allowed return on common equity. That reduction could also result in a refund for transmission service revenues earned after the filing of the complaint case in November 2013. FERC has not issued an order in this case, and it is under no deadline to do so. In June 2014, FERC issued an order that reduced the base allowed return on common equity for New England transmission owners from 11.14% to 10.57% with rate incentives allowed up to 11.74%. If FERC lowered our allowed base return on equity to 10.57%, as established in the New England transmission owners’ case, with no additional rate incentives, the required refund for Ameren and Ameren Illinois would be $9 million and $7 million, respectively, from the filing of the complaint case in November 2013 through June 30, 2014. The estimated ongoing annual reduction in revenues if the MISO return on equity was 10.57% for Ameren and Ameren Illinois would be $16 million and $12 million, respectively. Ameren Missouri does not expect that a reduction of its allowed base return on common equity would result in a material impact to its financial statements.

•
Cooling degree-days in Ameren’s service territories during July 2014 were 34% lower than normal July weather conditions and 16% lower than July 2013. This cooler weather will have an unfavorable impact on Ameren’s, Ameren Missouri’s and Ameren Illinois’ results of operations.

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

Liquidity and Capital Resources

•
The Ameren Companies seek to maintain access to the capital markets at commercially attractive rates in order to fund their businesses. The Ameren Companies seek to enhance regulatory frameworks and returns in order to improve liquidity, credit metrics, and related access to capital for Ameren's rate-regulated businesses.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case for Ameren and Ameren Illinois at June 30, 2014. The working capital deficit as of June 30, 2014, was primarily the result of Ameren’s decision to utilize commercial paper issuances, as opposed to long-term debt. With the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity of which $1.3 billion was available at June 30, 2014. The Ameren Companies expect a reduction in interest expense based on their refinancing activities in 2014.

•	Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next few years.

•
As of June 30, 2014, Ameren had $357 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $35 million and Ameren Illinois – $83 million) and $110 million in federal and state income tax credit carryforwards (Ameren Missouri – $12 million and Ameren Illinois – none). Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities in 2014 for Ameren Missouri and for Ameren and Ameren Illinois into 2016. In addition, Ameren has $85 million of expected income tax refunds and state overpayments that will offset income tax liabilities into 2016. These tax benefits, primarily at the Ameren (parent) level, when realized, will be available to finance electric transmission investments, specifically ATXI's Illinois Rivers project. These tax benefits are projected to reduce or eliminate Ameren's need to issue additional equity to fund these investments over the next few years.

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

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through November 14, 2017. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the 2012 Credit Agreements. Ameren, Ameren Missouri and Ameren Illinois believe that their liquidity is adequate given their expected cash from operating activities, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

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
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, equity price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. See Item 7A, under Part II, of the Form 10-K for a more detailed discussion of our market risk. See the discussion below regarding the percentage of commodities required for our businesses that are price-hedged as of June 30, 2014.

Commodity Price Risk
The following table presents, as of June 30, 2014, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri's coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for both Ameren Missouri's and Ameren Illinois’ retail distribution as well as Ameren Missouri’s CTs, and purchased power for Ameren Illinois, which does not own generation, that are price-hedged over the period 2014 through 2018. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2014	2015	2016 - 2018
Ameren:
Coal	100%	100%	65%
Coal transportation	100	100	80
Nuclear fuel	100	100	79
Natural gas for generation	38	15	3
Natural gas for distribution(a)	51	14	4
Purchased power for Ameren Illinois(b)	100	79	23
Ameren Missouri:
Coal	100%	100%	65%
Coal transportation	100	100	80
Nuclear fuel	100	100	79
Natural gas for generation	38	15	3
Natural gas for distribution(a)	50	25	14
Ameren Illinois:
Natural gas for distribution(a)	52%	13%	3%
Purchased power(b)	100	79	23

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
See Note 9 - Commitments and Contingencies under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas, nuclear fuel, and purchased power.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2014. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended June 30, 2014	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$—	$(144)	$(144)
Contracts realized or otherwise settled during the period	(9)	4	(5)
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	19	—	19
Other changes in fair value	(2)	17	15
Fair value of contracts outstanding at end of period, net	$8	$(123)	$(115)
Six Months Ended June 30, 2014
Fair value of contracts at beginning of year, net	$9	$(153)	$(144)
Contracts realized or otherwise settled during the period	(17)	19	2
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	19	—	19
Other changes in fair value	(3)	11	8
Fair value of contracts outstanding at end of period, net	$8	$(123)	$(115)
The following table presents maturities of derivative contracts as of June 30, 2014, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(1)	$1	$—	$—	$—
Level 2(a)	(1)	(1)	—	—	(2)
Level 3(b)	13	(3)	—	—	10
Total	$11	$(3)	$—	$—	$8
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(13)	(8)	1	—	(20)
Level 3(b)	(7)	(17)	(16)	(63)	(103)
Total	$(20)	$(25)	$(15)	$(63)	$(123)
Ameren:
Level 1	$(1)	$1	$—	$—	$—
Level 2(a)	(14)	(9)	1	—	(22)
Level 3(b)	6	(20)	(16)	(63)	(93)
Total	$(9)	$(28)	$(15)	$(63)	$(115)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)	Principally power forward contract values based on information from external sources, historical results, and our estimates. Also includes option contract values based on a Black-Scholes model.
ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2014, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, Note 10 - Callaway Energy Center, and Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	Ameren Missouri’s electric rate case filed with the MoPSC in July 2014;

•	Ameren Illinois’ annual electric delivery service formula rate update filed with the ICC in April 2014;

•	Ameren Illinois' appeals of the ICC's December 2013 electric rate order and natural gas rate order;

•	FERC litigation to determine wholesale distribution revenues for five of Ameren Illinois' wholesale customers;

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

•
Ameren Illinois' request for rehearing of FERC's June 2014 orders, the appeal filed with the United States Court of Appeals for the District of Columbia Circuit, and settlement procedures regarding a potential electric transmission rate refund;

•	a complaint case filed with FERC by a customer group seeking a reduction in the allowed return on common equity, as well as a limit on the common equity ratio, under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center;

•	Ameren Illinois' receipt of tax liability notices relating to prior-period electric and natural gas municipal taxes; and

•	asbestos-related litigation associated with Ameren, Ameren Missouri and Ameren Illinois.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K filed by Ameren, Ameren Missouri and Ameren Illinois with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	1,895	40.60	—	—
June 1 - June 30, 2014	—	—	—	—
Total	1,895	$40.60	—	—

(a)
Included in May were 1,895 shares of Ameren common stock purchased in open-market transactions pursuant to Ameren’s 2006 Incentive Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2014 to June 30, 2014.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024	April 4, 2014 Form 8-K, Exhibit 4.2, File No. 1-2967
4.2	Ameren Ameren Missouri	Global Note, dated April 4, 2014, representing the 3.50% Senior Secured Notes due 2024	April 4, 2014 Form 8-K, Exhibit 4.3, File No. 1-2967
4.3	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014, relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.4	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044	June 30, 2014 Form 8-K, Exhibit 4.2, File No. 1-3672
4.5	Ameren Ameren Illinois	Global Note, dated June 30, 2014, representing the 4.30% Senior Secured Notes due 2044	June 30, 2014 Form 8-K, Exhibit 4.3, File No. 1-3672
4.6	Ameren Ameren Illinois	Supplemental Indenture to the Ameren Illinois Mortgage dated as of June 1, 2014, relative to Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
Material Contracts
10.1*	Ameren Companies	Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.2*	Ameren Companies	Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2014 Omnibus Incentive Compensation Plan
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

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
Date: August 11, 2014