Form 10-K
period 2014-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2015-03-02
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
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
As of June 30, 2014, Ameren Corporation had 242,634,798 shares of its $0.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2014) held by nonaffiliates was $9,918,910,542. The shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2014.
The number of shares outstanding of each registrant’s classes of common stock as of January 30, 2015, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 242,634,798

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2015 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2006 Incentive Plan - The 2006 Omnibus Incentive Compensation Plan, provides for compensatory stock-based awards to eligible employees and directors. The 2006 Omnibus Incentive Compensation Plan was replaced prospectively for new grants by the 2014 Incentive Plan.
2012 Credit Agreements - The 2012 Illinois Credit Agreement and the 2012 Missouri Credit Agreement, collectively.
2012 Illinois Credit Agreement - Ameren's and Ameren Illinois' $1.1 billion multiyear senior unsecured credit agreement. The agreement was amended and restated in December 2014 and expires on December 11, 2019.
2012 Missouri Credit Agreement - Ameren's and Ameren Missouri's $1 billion multiyear senior unsecured credit agreement. The agreement was amended and restated in December 2014 and expires on December 11, 2019.
2014 Incentive Plan - The 2014 Omnibus Incentive Compensation Plan, which became effective in April 2014 and provides for compensatory stock-based awards to eligible employees and directors.
AER - Ameren Energy Resources Company, LLC, a former Ameren Corporation subsidiary that consisted of non-rate-regulated operations. In December 2013, AER contributed substantially all of its assets and liabilities, including its ownership interests in Genco, AERG, and Marketing Company, to New AER. Medina Valley was distributed from AER to Ameren in March 2013.
AERG - Ameren Energy Resources Generating Company, a former AER subsidiary that operated a merchant electric generation business in Illinois. In December 2013, AERG was included in the divestiture of New AER to IPH. Following the New AER divestiture, AERG became Illinois Power Resources Generating, LLC.
Ameren - Ameren Corporation and its subsidiaries on a consolidated basis. In references to financing activities, acquisition activities, or liquidity arrangements, Ameren is defined as Ameren Corporation, the parent.
Ameren Companies - Ameren Corporation, Ameren Missouri, and Ameren Illinois, collectively, which are individual registrants within the Ameren consolidated group.
Ameren Illinois or AIC - Ameren Illinois Company, an Ameren Corporation subsidiary that operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois, doing business as Ameren Illinois. Ameren Illinois is also defined as a financial reporting segment.
Ameren Illinois Merger - In 2010, CILCO and IP merged with and into CIPS, with the surviving corporation renamed Ameren Illinois Company.
Ameren Missouri or AMO - Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is also defined as a financial reporting segment.
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
CAIR - Clean Air Interstate Rule.
CCR - Coal combustion residuals, which include fly ash, bottom ash, boiler slag and flue gas desulfurization materials generated from burning coal to generate electricity.
CILCO - Central Illinois Light Company, a former Ameren Corporation subsidiary that operated rate-regulated electric and natural gas transmission and distribution businesses in Illinois, before the Ameren Illinois Merger.
CIPS - Central Illinois Public Service Company, an Ameren Corporation subsidiary, renamed Ameren Illinois Company upon the effectiveness of the Ameren Illinois Merger, which operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois.
Clean Power Plan - “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” a proposed rule published by the EPA in June 2014.
CO2 - Carbon dioxide.
COL - Nuclear energy center combined construction and operating license.
Cooling degree-days - The summation of positive differences between the mean daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of electricity demand by residential and commercial customers for summer cooling.
CSAPR - Cross-State Air Pollution Rule.
CSRA - Natural Gas Consumer, Safety and Reliability Act, an Illinois law that encourages natural gas utilities to accelerate modernization of the state's natural gas infrastructure through the use of a QIP rider.
CT - Combustion turbine used primarily for peaking electric generation capacity.
Dekatherm - A standard unit of energy equivalent to one million Btus.
DOE - Department of Energy, a United States government agency.
DRPlus - Ameren Corporation’s dividend reinvestment and direct stock purchase plan.
Dynegy - Dynegy Inc.
EEI - Electric Energy, Inc., a former 80%-owned Genco

subsidiary that operated merchant electric generation energy centers and FERC-regulated transmission facilities in Illinois. In December 2013, Genco's ownership interest in EEI was included in the divestiture of New AER to IPH.
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
Genco - Ameren Energy Generating Company, a former AER subsidiary that operated a merchant electric generation business in Illinois and held an 80% ownership interest in EEI. In December 2013, Genco was included in the divestiture of New AER to IPH. Following the New AER divestiture, Genco became Illinois Power Generating Company.
Heating degree-days - The summation of negative differences between the mean daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter heating by residential and commercial customers.
IBEW - International Brotherhood of Electrical Workers, a labor union.
ICC - Illinois Commerce Commission, a state agency that regulates Illinois utility businesses, including Ameren Illinois and ATXI.
IEIMA - Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric delivery service rates. By its election to participate in this regulatory framework, Ameren Illinois is required to make incremental capital expenditures to modernize its electric distribution system, meet performance standards, and create jobs in Illinois, among other requirements.
IP - Illinois Power Company, a former Ameren Corporation subsidiary that operated rate-regulated electric and natural gas transmission and distribution businesses in Illinois, before the Ameren Illinois Merger.
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
LIUNA - Laborers’ International Union of North America, a labor union.
Marketing Company - Ameren Energy Marketing Company, a former AER subsidiary that marketed power for Genco, AERG, and EEI. Marketing Company was included in the divestiture of New AER to IPH in December 2013. Following the New AER divestiture, Marketing Company became Illinois Power Marketing Company.
MATS - Mercury and Air Toxics Standards.
Medina Valley - AmerenEnergy Medina Valley Cogen, LLC, an Ameren Corporation subsidiary. This company was distributed from AER to Ameren in March 2013.
MEEIA - Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs related to MoPSC-approved customer energy efficiency programs.
Megawatthour or MWh - One thousand kilowatthours.
Merchant Generation - A former financial reporting segment that, prior to the divestiture of New AER to IPH in December 2013, consisted primarily of the operations of AER, including Genco, AERG, Marketing Company and, through March 2013, Medina Valley.
MGP - Manufactured gas plant.
MIEC - Missouri Industrial Energy Consumers, an association of industrial companies.
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
MoOPC - Missouri Office of the Public Counsel.
MoPSC - Missouri Public Service Commission, a state agency that regulates Missouri utility businesses, including Ameren Missouri.
MTM - Mark-to-market.
MW - Megawatt.
Native load - End-use retail customers whom we are obligated to serve by statute, franchise, contract, or other regulatory requirement.
NEIL - Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
NERC - North American Electric Reliability Corporation.

Net energy costs- Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation charges and revenues, net of off-system sales.
New AER - New Ameren Energy Resources Company, LLC, a limited liability company formed as a direct wholly owned subsidiary of AER. New AER, acquired by IPH in December 2013, included substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren. Following the New AER divestiture, New AER became Illinois Power Resources, LLC.
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
Off-system sales revenues - Revenues from other than native load sales, including wholesale sales.
OTC - Over-the-counter.
PGA - Purchased Gas Adjustment tariffs, which permit prudently incurred natural gas costs to be recovered directly from utility customers without a traditional rate proceeding.
PJM - PJM Interconnection LLC., an RTO.
PUHCA 2005 - The Public Utility Holding Company Act of 2005.
QIP - Qualifying infrastructure plant. Costs of qualifying infrastructure plant that may be included in a recovery mechanism enacted as part of the CSRA.

Rate base - The net value of property on which a public utility is permitted to earn an allowed rate of return.
Regulatory lag - The exposure to differences in costs incurred and actual sales volume levels as compared with the associated amounts included in customer rates. Rate increase requests in traditional rate case proceedings can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs and sales volume levels when based on historical periods.
Revenue requirement - The cost of providing utility service to customers, which is calculated as the sum of a utility's recoverable operating and maintenance expenses, depreciation and amortization expense, taxes, and an allowed return on investment.
RFP - Request for proposal.
Rockland Capital - Rockland Capital, LLC, together with the special purpose entity affiliated with, and formed by, Rockland Capital, LLC, that acquired the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2015.
RTO - Regional transmission organization.
S&P - Standard & Poor’s Ratings Services, a credit rating agency.
SEC - Securities and Exchange Commission, a United States government agency.
SERC - SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.
SO2 - Sulfur dioxide.
Test year - The selected period of time, typically a twelve-month period, for which a utility's historical or forecasted operating results are used to determine the appropriate revenue requirement.
UA - United Association of Plumbers and Pipefitters, a labor union.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as Ameren Missouri’s July 2014 electric rate case filing; Ameren Missouri's December 2014 MEEIA filing; Ameren Illinois' appeal of the ICC's natural gas rate order issued in December 2013; Ameren Illinois' January 2015 natural gas delivery service rate case filing; FERC settlement procedures regarding a potential Ameren Illinois electric transmission rate refund; the complaint case filed with the FERC seeking a reduction in the allowed return on common equity under the MISO tariff; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

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

•	the potential extension of the IEIMA after its current sunset provision at the end of 2017, and any changes to the performance-based formula ratemaking process or required financial commitments;

•	the effects of increased competition in the future due to, among other factors, deregulation of certain aspects of our business at either the state or federal level;

•	changes in laws and other governmental actions, including monetary, fiscal, tax, and energy policies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and distributed generation sources, which generate electricity at the site of consumption;

•	the effectiveness of Ameren Missouri's customer energy efficiency programs and the ability to earn incentive awards under the MEEIA;

•	the timing of increasing capital expenditure and operating

expense requirements and our ability to recover these costs in a timely manner;

•
the cost and availability of fuel such as coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power and natural gas for distribution; and the level and volatility of future market prices for such commodities, including our ability to recover the costs for such commodities and our customers' tolerance for the related rate increases;

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•	business and economic conditions, including their impact on key customers, interest rates, bad debt expense, and demand for our products;

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

•	our assessment of our liquidity;

•	the impact of the adoption of new accounting guidance and the application of appropriate technical accounting rules and guidance;

•	actions of credit rating agencies and the effects of such actions;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;

•	the effects of our increasing investment in electric transmission projects and uncertainty as to whether we will achieve our expected returns in a timely fashion, if at all;

•
the extent to which Ameren Missouri prevails in its claim against an insurer in connection with the December 2005 breach of the upper reservoir at its Taum Sauk pumped-storage hydroelectric energy center;

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

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to greenhouse gases, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of our energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy portfolio requirements in Missouri;

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates, mortality tables, and returns on benefit plan assets;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by Ameren Missouri's energy centers or required to satisfy Ameren Missouri's energy sales;

•	the inability of Dynegy and IPH to satisfy their indemnity and other obligations to Ameren in connection with the divestiture of New AER to IPH;

•	legal and administrative proceedings; and

•	acts of sabotage, war, terrorism, cyber attacks, or other intentionally disruptive acts.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.
PART I

ITEM 1.	BUSINESS
GENERAL
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by the FERC. Ameren was formed in 1997 by the merger of Ameren Missouri and CIPSCO Inc., which was the parent company of CIPS. Ameren acquired CILCORP Inc., which was the parent company of CILCO, in 2003 and IP in 2004. CIPS, CILCO, and IP were merged to form Ameren Illinois in 2010. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri and Ameren Illinois. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of other expenses by Ameren depend on distributions made to it by its subsidiaries.
Below is a summary description of Ameren Missouri and Ameren Illinois. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois.
Ameren has various other subsidiaries responsible for activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing reliability projects within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
In December 2013, Ameren completed the divestiture of New AER to IPH. In January 2014, Medina Valley completed its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. In addition, in 2013, Ameren abandoned the Meredosia and Hutsonville energy centers upon the completion of the divestiture of New AER to IPH. Ameren has begun to demolish the Hutsonville energy center and expects to demolish the Meredosia energy center thereafter. As a result of these events, Ameren segregated the operating results, assets, and liabilities for New AER and for the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise stated, the following information presented in Part I, Item 1, of this report excludes discontinued operations for all periods presented. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.
The following table presents our total employees at December 31, 2014:

Ameren Missouri	3,924
Ameren Illinois	3,208
Ameren Services and Other	1,395
Ameren	8,527
As of January 1, 2015, the IBEW, the IUOE, the LIUNA, and the UA labor unions collectively represented about 55% of Ameren’s total employees. They represented 63% of the employees at Ameren Missouri and 60% at Ameren Illinois. The collective bargaining agreements have terms ranging from two to six years, and expire between 2015 and 2017.
For additional information about the development of our businesses, our business operations, and factors affecting our operations and financial position, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

BUSINESS SEGMENTS
Ameren has two reportable segments: Ameren Missouri and Ameren Illinois. Ameren Missouri and Ameren Illinois each have one reportable segment. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all the operations of Ameren Missouri. The Ameren Illinois segment for both Ameren and Ameren Illinois consists of all of the operations of Ameren Illinois. See Note 1 – Summary of Significant Accounting Policies and Note 17 – Segment Information under Part II, Item 8, of this report for additional information on reporting segments.
RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined, in large part, by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, economic conditions, public policy, and social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in filing and getting new rates approved, could have a material effect on the results of operations, financial position, and liquidity of Ameren, Ameren Missouri, and Ameren Illinois. The extent of the regulatory lag varies for each of Ameren's electric and natural gas jurisdictions, with the FERC-regulated electric and Illinois electric distribution jurisdictions experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated through a variety of means, including the use of a future test year, the implementation of trackers and riders, the deferral of depreciation for assets not yet included in rate base, the level and timing of expenditures, and by regulatory frameworks that include annual revenue requirement reconciliations.
The MoPSC regulates rates and other matters for Ameren Missouri. The ICC regulates rates and other matters for Ameren Illinois, as well as non-rate utility matters for ATXI. ATXI does not have retail distribution customers; therefore, the ICC does not have authority to regulate its rates. The FERC regulates Ameren Missouri's, Ameren Illinois', and ATXI's cost-based rates for the wholesale distribution and transmission of energy in interstate commerce and various other matters discussed below under General Regulatory Matters.

The following table summarizes, by rate jurisdiction, the key terms of the rate orders in effect for customer billings for each of Ameren's rate-regulated utilities as of January 1, 2015.

	Regulator	Allowed Return on Equity	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren's 2014 Operating Revenues(a)
Ameren Missouri
Electric service(b)(c)	MoPSC	9.8%	52.3%	$6.8	56%
Natural gas delivery service(d)	MoPSC	(d)	52.9%	$0.2	3%
Ameren Illinois
Electric distribution delivery service(e)	ICC	9.25%	51.0%	$2.1	23%
Natural gas delivery service(f)	ICC	9.1%	51.7%	$1.1	16%
Electric transmission delivery service(g)	FERC	12.38%	53.8%	$0.9	2%
ATXI
Electric transmission delivery service(g)	FERC	12.38%	56.0%	$0.5	(h)

(a)
Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and gas purchased for resale for natural gas delivery service, and intercompany eliminations.

(b)	Ameren Missouri's electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate.

(c)
Based on the MoPSC's December 2012 rate order, which became effective on January 2, 2013. Ameren Missouri will have new electric service rates effective by June 2015, upon the completion of its rate case proceeding that was filed in July 2014.

(d)	Based on the MoPSC's January 2011 rate order, which became effective on February 20, 2011. This rate order did not specify the allowed return on equity.

(e)
Based on the ICC's December 2014 rate order, which became effective on January 1, 2015. The December 2014 rate order was based on 2013 recoverable costs, expected net plant additions for 2014, and the monthly yields during 2013 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois' 2015 electric distribution delivery service revenues will be based on its 2015 actual recoverable costs, rate base, and return on common equity, as calculated under the IEIMA's performance-based formula ratemaking framework.

(f)	Based on the ICC's December 2013 rate order, which became effective on January 1, 2014. The rate order was based on a 2014 future test year.

(g)
Transmission rates are updated and become effective each January. They are determined by a company-specific, forward-looking rate formula based on each year's forecasted information. The 12.38% return is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners.

(h)	Less than 1%.

Ameren Missouri
Electric
Ameren Missouri’s electric operating revenues are subject to regulation by the MoPSC. If certain criteria are met, then Ameren Missouri’s electric rates may be adjusted without a traditional rate proceeding. The FAC permits Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater than or less than the amount set in base rates without a traditional rate proceeding, subject to prudence reviews. Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation charges and revenues, net of off-system sales. Similarly, all of Ameren Missouri's MEEIA costs, including customer energy efficiency program costs, lost revenues, and any incentive awards, are recovered through a rider that may be adjusted without a traditional rate proceeding.
In addition to the FAC and the MEEIA recovery mechanisms, Ameren Missouri employs other cost recovery mechanisms, including a vegetation management and infrastructure inspection cost tracker, a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, a solar rebate program tracker, and a storm cost tracker. Each of these trackers allows Ameren Missouri to record the difference between the level of incurred costs under GAAP and the level of such costs built into rates as a regulatory asset or regulatory liability, which will be included in rates in a future MoPSC rate order.
The FERC regulates the rates charged and the terms and conditions for electric transmission services. Because Ameren Missouri is a member of MISO, its transmission rate is calculated in accordance with the MISO OATT. The transmission rate is updated each June based on Ameren Missouri’s filings with the FERC. This rate is not directly charged to Missouri retail customers because, in Missouri, the MoPSC includes transmission-related costs and revenues in bundled retail rates. As discussed above, Ameren Missouri transportation charges and revenues are included in the FAC.
Natural Gas
Ameren Missouri’s natural gas operating revenues are subject to regulation by the MoPSC. If certain criteria are met, then Ameren Missouri’s natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. The ISRS also permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a more timely basis between rate cases. The return on equity to be used by Ameren Missouri for purposes of the ISRS tariff is 10%.

Ameren Illinois
Electric
Ameren Illinois' electric distribution delivery service operating revenues are regulated by the ICC, while its electric transmission delivery service operating revenues are regulated by the FERC. In 2014, Ameren Illinois' electric distribution delivery service accounted for 91% of its total electric operating revenues. The remainder were related to electric transmission delivery service.
Under Illinois law, electric customers may choose their own electric energy provider. However, Ameren Illinois is required to serve as the provider of last resort for electric customers within its territory who have not chosen an alternative retail electric supplier. In 2014, Ameren Illinois was the provider of last resort for approximately 26% of electric customers within its territory. Ameren Illinois’ obligation to provide this required electric service varies by customer size. Ameren Illinois is not required to offer fixed-priced electric service to customers with electric demands of 400 kilowatts or greater, as the market for service to this group of customers has been declared competitive. Power and related procurement costs incurred by Ameren Illinois are passed directly to its customers through a cost recovery mechanism.
Ameren Illinois participates in the performance-based formula ratemaking process established pursuant to the IEIMA. The IEIMA was designed to provide for the recovery of actual costs of electric delivery service that are prudently incurred and to reflect the utility's actual regulated capital structure through a formula for calculating the return on equity component of the cost of capital. The return on equity component of the formula rate is equal to the average for the calendar year of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois' actual return on equity relating to electric delivery service is subject to a collar adjustment on earnings in excess of 50 basis points greater or less than its allowed return. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, including an allowed return on equity. This annual revenue reconciliation, along with the collar adjustment, if necessary, will be collected from or refunded to customers within the next two years.
Ameren Illinois is also subject to performance standards under the IEIMA. Failure to achieve the standards would result in a reduction in the company's allowed return on equity calculated under the formula. The performance standards include improvements in service reliability to reduce both the frequency and duration of outages, reduction in the number of estimated bills, reduction of consumption on inactive meters, and a reduction in uncollectible accounts expense. The IEIMA provides for return on equity penalties totaling up to 30 basis points in 2015, 34 basis points in 2016 through 2018, and 38 basis points in 2019 through 2022 if the performance standards are not met. The formula ratemaking process is currently effective until the end of 2017. Legislation passed by the Illinois General Assembly, which is awaiting the governor's approval, would extend the formula rate process until the end of 2019, with further extension possible through 2022.
Between 2012 and 2021, Ameren Illinois is required, pursuant to the IEIMA, to invest $625 million in capital projects incremental to its average electric delivery service capital projects investments of $228 million for calendar years 2008 through 2010, to modernize its distribution system. Through 2014, Ameren Illinois has invested $149 million in IEIMA capital projects toward its $625 million requirement. Such investments are expected to encourage economic development and to create an estimated 450 additional jobs within Illinois. Ameren Illinois is subject to monetary penalties if 450 additional jobs are not created during the peak program year.
Ameren Illinois employs cost recovery mechanisms for power procurement, customer energy efficiency programs, certain environmental costs, and bad debt expense not recovered in base rates. Ameren Illinois also has a tariff rider to recover the costs of certain asbestos-related claims.
Because Ameren Illinois is a member of MISO, its transmission rate is calculated in accordance with the MISO OATT. Currently, the FERC-allowed return on common equity in the ratemaking formula for MISO transmission owners is 12.38%. However, the 12.38% return is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners. In January 2015, the FERC scheduled the initial case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. Also in January 2015, FERC approved an incentive adder of up to 50 basis points on the allowed base return on common equity for Ameren Illinois' participation in an RTO. Ameren Illinois will defer collection of this incentive adder until the issuance of the final order addressing the initial MISO complaint case. Ameren Illinois has received FERC approval to use a company-specific, forward-looking rate formula framework in setting its transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. In Illinois, the AMIL pricing zone transmission rate is charged directly to wholesale customers and alternative retail electric suppliers, which serve unbundled retail load. The AMIL pricing zone transmission rate and other MISO-related costs are collected from retail customers who have not chosen an alternative retail electric supplier through a rider mechanism in Ameren Illinois' retail distribution tariffs.
Natural Gas
Ameren Illinois’ natural gas operating revenues are subject to regulation by the ICC. If certain criteria are met, then Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. Also, Ameren Illinois employs cost recovery mechanisms for customer energy efficiency programs, certain environmental costs, and bad debt expenses not recovered in base rates.
In July 2013, Illinois enacted the CSRA, which encourages Illinois natural gas utilities to accelerate modernization of the state's natural gas infrastructure. The law allows natural gas utilities to file for a QIP rider. A QIP rider provides for a surcharge to be added to customers' bills to recover depreciation expense for and to earn a return on qualifying natural gas investments that were not previously included in base rates. Recovery begins two months after the natural gas investments are placed in service and will continue until the investments are included in the base rates of a future natural gas rate case. Ameren Illinois received ICC approval for its QIP rider in January 2015, and subsequently began including qualified investments and recording revenue under this regulatory framework.
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In an attempt to reduce regulatory lag, Ameren Illinois' request employed a 2016 future test year and also included a proposal to implement a decoupling rider mechanism for residential and small nonresidential customers. This decoupling rider is designed to ensure that changes in natural gas sales volumes do not affect Ameren Illinois' annual revenues for these rate classes. A decision by the ICC in this proceeding is required by December 2015.
ATXI
Like Ameren Illinois, ATXI is a member of MISO, and its transmission rate is calculated in accordance with the MISO OATT. Currently, the FERC-allowed return on common equity in the ratemaking formula for MISO transmission owners is 12.38%. However, as discussed above, the 12.38% return is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners. In January 2015, the FERC scheduled the initial case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. Also in January 2015, FERC approved an incentive adder of up to 50 basis points on the allowed base return on common equity for ATXI's participation in an RTO. ATXI will defer collection of this incentive adder until the issuance of the final order addressing the initial MISO complaint case. ATXI has received FERC approval to use a company-specific, forward-looking rate formula framework in setting its transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. Additionally, the FERC has approved transmission rate incentives relating to the three MISO-approved multi-value projects discussed below, which allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery.
The three MISO-approved multi-value projects being developed by ATXI are the Illinois Rivers, Spoon River, and Mark Twain projects. The first project, Illinois Rivers, involves the construction of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. ATXI has obtained a certificate of public convenience and necessity and project approval from the ICC for the entire Illinois Rivers project. A full range of construction activities for the Illinois Rivers project began in 2014. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed in 2019. The Spoon River project is in northwest Illinois and the Mark Twain project is in northeast Missouri. In August 2014, ATXI filed a request for a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project. A decision is expected from the ICC in 2015. ATXI expects to file a request for a certificate of public convenience and necessity and project approval from the MoPSC for the Mark Twain project in 2015. These two projects are expected to be completed in 2018. The total investment by ATXI in these three projects is expected to be more than $1.6 billion.
For additional information on Ameren Missouri, Ameren Illinois, and ATXI rate matters, including the FERC complaint cases challenging the allowed return on common equity for MISO transmission owners, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
General Regulatory Matters
Ameren Missouri, Ameren Illinois, and ATXI must receive FERC approval to enter into various transactions, such as issuing short-term debt securities and conducting certain acquisitions, mergers, and consolidations involving electric utility holding companies. In addition, Ameren Missouri, Ameren Illinois, and ATXI must receive authorization from the applicable state public utility regulatory agency to issue stock and long-term debt securities (with maturities of more than 12 months) and to conduct mergers, affiliate transactions, and various other activities.
Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk power electric system. These standards are developed and enforced by NERC pursuant to authority given to it by the FERC. If Ameren or its subsidiaries were determined not to be in compliance with any of these mandatory reliability standards, they could incur substantial monetary penalties and other sanctions.
Under PUHCA 2005, the FERC and any state public utility regulatory agency may access books and records of Ameren and its subsidiaries that are determined to be relevant to costs incurred by Ameren’s rate-regulated subsidiaries that may affect jurisdictional rates. PUHCA 2005 also permits the MoPSC and the ICC to request that the FERC review cost allocations by Ameren Services to other Ameren companies.

Operation of Ameren Missouri’s Callaway energy center is subject to regulation by the NRC. Its facility operating license expires in October 2024. In December 2011, Ameren Missouri submitted an application to the NRC to extend the energy center's operating license to 2044. There is no date by which the NRC must act on this relicensing request. Ameren Missouri’s Osage hydroelectric energy center and Taum Sauk pumped-storage hydroelectric energy center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The license for the Osage hydroelectric energy center expires in March 2047. The license for the Taum Sauk pumped-storage hydroelectric energy center expires in June 2044. Ameren Missouri’s Keokuk energy center and its dam in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Certain of our operations are subject to federal, state, and local environmental statutes and regulations relating to the safety and health of personnel, the public, and the environment. These environmental statutes and regulations include requirements relating to identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting, and emergency response in connection with hazardous and toxic materials; safety and health standards; and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants and the management of waste and byproduct materials. Failure to comply with these statutes or regulations could have material adverse effects on us. We could be subject to criminal or civil penalties by regulatory agencies or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing statutes and regulations that currently apply to our operations.
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules proposed or promulgated include the regulation of CO2 emissions from existing power plants through the proposed Clean Power Plan and from new power plants through the revised NSPS; revised national ambient air quality standards for ozone, fine particulates, SO2, and NOx emissions; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management of CCR and CCR impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. Certain of these new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of the future regulations are unknown, the combined effects of the new and proposed environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag. These new and proposed environmental regulations could also impact the cost of, and demand for, power and natural gas, which is acquired for Ameren Missouri's natural gas customers and Ameren Illinois' electric and natural gas customers.
For additional discussion of environmental matters, including NOx, SO2, and mercury emission reduction requirements, proposed reductions to CO2 emissions, remediation efforts, CCR management regulations, and a discussion of the EPA’s allegations of violations of the Clean Air Act and Missouri law in connection with projects at Ameren Missouri's Rush Island energy center, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION AND SUPPLY OF ELECTRIC POWER
Ameren owns an integrated transmission system that is comprised of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two balancing authority areas: AMMO and AMIL. During 2014, the peak demand was 8,199 megawatts in AMMO and 8,913 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of MISO. Ameren Missouri is authorized by the MoPSC to participate in MISO through May 2018. Ameren Missouri is required to file a study with the MoPSC in November 2017, as it has done periodically since it began participating in MISO in 2003, that evaluates the costs and benefits of Ameren Missouri's continued participation in MISO beyond May 2018.
The Ameren Companies are members of the SERC. The SERC is responsible for the bulk electric power system in all or portions of Missouri, Illinois, Arkansas, Kentucky, Tennessee, North Carolina, South Carolina, Georgia, Mississippi, Alabama,

Louisiana, Virginia, Florida, Oklahoma, Iowa, and Texas. Owners and operators, including the Ameren Companies, of the bulk electric power system are subject to mandatory reliability standards promulgated by the NERC and its regional entities, such as the SERC, which are all enforced by the FERC.
Ameren Missouri
Ameren Missouri’s electric supply is primarily generated from its energy centers. Factors that could cause Ameren Missouri to purchase power include, among other things, absence of sufficient owned generation, energy center outages, the fulfillment of renewable energy portfolio requirements, the failure of suppliers to meet their power supply obligations, extreme weather conditions, and the availability of power at a cost lower than its generation cost.
Ameren Missouri continues to evaluate its longer-term needs for new baseload capacity, including nuclear and peaking electric generation capacity. The potential need for new energy center construction is dependent on several key factors, including continuation of, and customer participation in, energy efficiency programs beyond 2015, load growth, and the potential for more stringent environmental regulation of coal-fired power plants, which could lead to the retirement of current baseload assets or alterations in the manner in which those assets operate. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and is taking steps to preserve options to meet future demand. Steps include evaluating the potential for further customer energy efficiency programs and evaluating potential sites for natural-gas-fired generation. Additional steps include maintaining options for future nuclear generation and obtaining an operating license extension for the existing Callaway energy center from 2024 until 2044. Ameren Missouri is also exploring options to expand renewable generation and further diversify its generation portfolio.
Ameren Missouri filed its integrated resource plan with the MoPSC in October 2014. The integrated resource plan is a 20-year plan that supports a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas and nuclear power. The plan includes expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, and adding natural-gas-fired combined cycle generation. Ameren Missouri continues to study alternatives, including additional customer energy efficiency programs, that could help defer new energy center construction.
See also Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Ameren Illinois
Any electric supply purchased by Ameren Illinois for its retail customers comes either through procurement processes conducted by the IPA or through markets operated by MISO. The

IPA administers an RFP process through which Ameren Illinois procures its expected supply obligation. The power and related procurement costs incurred by Ameren Illinois are passed directly to its customers through a cost recovery mechanism.
Under Illinois law, transmission and distribution service rates are regulated, while electric customers are allowed to purchase power from an alternative retail electric supplier. In 2014, approximately 741,000 retail customers representing 74% of Ameren Illinois' annual retail kilowatthour sales had elected to purchase their electricity from alternative retail electric suppliers. Ameren Illinois continues to collect delivery charges for distribution and transmission services from customers who purchase electricity from alternative retail electric suppliers.
See Note 2 – Rate and Regulatory Matters, Note 14 – Related Party Transactions and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information on power procurement in Illinois.

POWER GENERATION
The following table presents the source of Ameren's and Ameren Missouri's electric generation, excluding purchased power, for the years ended December 31, 2014, 2013, and 2012:

	Coal	Nuclear	Natural Gas/Oil	Renewables(a)
2014	76%	21%	(b)	3%
2013	77	19	(b)	3
2012	73	24	1	2

(a)	Renewable power generation includes production from Ameren Missouri's hydroelectric, methane gas, and solar energy centers but excludes purchased renewable energy credits.

(b)	Less than 1% of total fuel supply.
The following table presents the cost of fuels for electric generation for the years ended December 31, 2014, 2013, and 2012:

Cost of Fuels (dollars per mmbtu)	2014	2013	2012
Coal(a)	$2.151	$2.050	$1.925
Nuclear	0.918	0.942	0.964
Natural gas(b)	11.226	7.907	4.517
Weighted average – all fuels(c)	$1.936	$1.874	$1.743

(a)	Represents the cost of coal and the costs for transportation, which include hedges for railroad diesel fuel surcharges.

(b)	Represents the cost of natural gas and fixed and variable costs for transportation, storage, balancing, and fuel losses for delivery to the energy center.

(c)
Represents all costs, including transportation, for fuels used in our energy centers, including coal, nuclear, natural gas, methane gas, oil, and propane. Methane gas, oil, and propane are not individually listed in this table because their use is minimal.

Coal
Ameren Missouri has an ongoing need for coal for generation, so it pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase coal and to transport it to energy centers. Coal supply agreements for Ameren Missouri expire at the end of 2017. Coal transport agreements for Ameren Missouri expire at the end of 2019. Ameren Missouri has coal transport agreements with Union Pacific Railroad and Burlington Northern Santa Fe Railway. As of December 31, 2014, Ameren Missouri had price-hedged 100% of its expected coal supply and coal transportation requirements for generation in 2015. Ameren Missouri burned 20 million tons of coal in 2014.
About 98% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Inventory may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, and weather. As of December 31, 2014, coal inventories for Ameren Missouri were below targeted levels due to delivery delays. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
Nuclear
The production of nuclear fuel involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, the enrichment of that gas, the conversion of the enriched uranium hexafluoride gas into uranium dioxide fuel pellets and the fabrication into usable fuel assemblies. Ameren Missouri has entered into uranium, uranium conversion, uranium enrichment, and fabrication contracts to procure the fuel supply for its Callaway nuclear energy center.
The Callaway energy center requires refueling at 18-month intervals. The last refueling was completed in November 2014. The next refueling is scheduled for spring 2016. There is no refueling scheduled for 2015 and 2018. Ameren Missouri currently has agreements or inventories to price-hedge approximately 97%, 71%, and 60% of Callaway's 2016, 2017, and 2019 refueling requirements, respectively. Ameren Missouri has uranium (concentrate and hexafluoride) inventories and supply contracts sufficient to meet all of its uranium and conversion requirements through at least 2017. Ameren Missouri has enriched uranium inventories and enrichment supply contracts sufficient to satisfy enrichment requirements through at least 2019 and fuel fabrication service contracts through at least 2019. Ameren Missouri expects to enter into additional contracts to purchase nuclear fuel. The nuclear fuel markets are competitive, and prices can be volatile; however, Ameren Missouri does not anticipate any significant problems in meeting its future supply requirements.
Natural Gas Supply for Generation
To maintain deliveries to natural-gas-fired energy centers throughout the year, especially during the summer peak demand, Ameren Missouri’s portfolio of natural gas supply resources includes firm transportation capacity and firm no-notice storage capacity leased from interstate pipelines. Ameren Missouri primarily uses the interstate pipeline systems of Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, and Mississippi River Transmission Corporation to transport natural gas to energy centers. In addition to physical transactions, Ameren Missouri uses financial instruments, including some in the NYMEX futures market and some in the OTC financial markets, to hedge the price paid for natural gas.
Ameren Missouri’s natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its energy centers. This strategy is accomplished by optimizing transportation and storage options and by minimizing cost and price risk through various supply and price-hedging agreements that allow access to multiple gas pools, supply basins, and storage services. As of December 31, 2014, Ameren Missouri had price-hedged about 3% of its expected natural gas supply requirements for generation in 2015.
Renewable Energy
Illinois and Missouri have enacted laws requiring electric utilities to include renewable energy resources in their portfolios. Illinois required renewable energy resources to equal or exceed 2% of the total electricity that Ameren Illinois supplied to its eligible retail customers as of June 1, 2008, with that percentage increasing to 10% by June 1, 2015, and to 25% by June 1, 2025. For the 2014 plan year, Ameren Illinois met its requirement that 9% of its total electricity for eligible retail customers be procured from renewable energy resources. Based on current forecasts, Ameren Illinois has committed to procure sufficient renewable energy credits under the IPA-administered procurement process to meet the renewable energy portfolio requirement through at least May 2017. Ameren Illinois has entered into agreements through 2032 with renewable energy suppliers to obtain renewable energy credits. Approximately 65% of the 2015 plan year renewable energy requirement is expected to be met through these agreements. The remaining requirement will be met through IPA procurements, which resulted in contracts that have terms through December 2017.

In Missouri, utilities are required to purchase or generate electricity equal to at least 2% of native load sales from renewable sources, with that percentage increasing to at least 15% by 2021, subject to a 1% annual limit on customer rate impacts. At least 2% of each renewable energy portfolio requirement must be derived from solar energy. In 2014, Ameren Missouri met its requirement to purchase or generate at least 5% of its native load sales from renewable energy resources. Ameren Missouri expects to satisfy the nonsolar requirement into 2018 with its Keokuk energy center, its Maryland Heights energy center, and with a 102-megawatt power purchase agreement through June 2024 with a wind farm operator in Iowa. The Maryland Heights energy center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement through the purchase of solar-generated renewable energy credits from customer-installed systems and generation from its O'Fallon energy center.
Under the same Missouri statute that requires utilities to purchase or generate electricity from renewable sources, Ameren Missouri is required to have a rebate program to provide an incentive for customers to install solar generation on their premises. In accordance with the statute and a 2013 MoPSC order, Ameren Missouri is required to provide $92 million of solar rebates by 2020, which was substantially completed by December 31, 2014. Also included in its 2013 order, the MoPSC authorized Ameren Missouri to employ a tracker to allow Ameren Missouri to record the costs it incurred under its solar rebate program as a regulatory asset. Ameren Missouri expects to recover the costs of these rebates, along with the estimated $9 million carrying cost of the regulatory asset, over a three-year period beginning with the effective date of rates in its July 2014 electric rate case.
Energy Efficiency
Ameren Missouri and Ameren Illinois have implemented energy efficiency programs to educate and help their customers become more efficient users of energy. In Missouri, the MEEIA established a regulatory framework that, among other things, allows electric utilities to recover costs related to MoPSC-approved customer energy efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Missouri does not have a law mandating energy efficiency standards.
The MoPSC's December 2012 electric rate order approved Ameren Missouri's implementation of the MEEIA megawatthour savings targets, customer energy efficiency programs, and associated cost recovery mechanisms and incentive awards. Ameren Missouri invested $76 million in these programs through 2014 and expects to invest an additional $71 million in 2015. A MEEIA rider allows Ameren Missouri to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its lost revenues.

Additionally, the MEEIA provides for incentive awards that would allow Ameren Missouri to earn additional revenues by achieving certain energy efficiency goals. Under its current energy efficiency plan, which is effective for 2013 through 2015, Ameren Missouri can earn approximately $19 million if 100% of its energy efficiency goals are achieved during that time period, with the potential to earn more if energy savings exceed those goals. Ameren Missouri must achieve at least 70% of its energy efficiency goals before it can earn any incentive award. The recovery of the incentive award from customers, if the energy efficiency goals are achieved, is expected in 2017 through the above-mentioned rider.
In December 2014, Ameren Missouri filed an energy efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan that includes a portfolio of customer energy efficiency programs along with a cost recovery mechanism. If the plan is approved, beginning in January 2016, Ameren Missouri intends to invest $135 million over three years in the proposed customer energy efficiency programs. Ameren Missouri requested continued use of a MEEIA rider that allows it to collect from or refund to customers any difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its lost revenues. In addition, Ameren Missouri requested incentives to earn additional revenues by achieving certain energy efficiency goals, including approximately $25 million if 100% of its energy efficiency goals are achieved during the three-year period. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
Illinois has enacted a law requiring Ameren Illinois to offer customer energy efficiency programs. The law also allows recovery mechanisms of the programs’ costs. The ICC has issued orders approving Ameren Illinois’ electric and natural gas energy efficiency plans as well as cost recovery mechanisms by which program costs can be recovered from customers. Additionally, as part of its IEIMA upgrades, Ameren Illinois expects to invest $360 million in smart grid infrastructure, including smart meters that enable customers to improve energy efficiency. Ameren Illinois began the installation of smart meters in 2014.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their utility customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm gas supply under term agreements with producers, interstate and intrastate firm transportation capacity, firm storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, financial instruments, including those entered into in the NYMEX futures market and in the OTC financial markets, are used to hedge the price paid for natural gas. Natural gas purchase costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2014, Ameren Missouri had price-hedged 80% and Ameren Illinois had price-hedged 78% of their expected 2015 natural gas supply requirements.
For additional information on our fuel and purchased power supply, see Results of Operations, Liquidity and Capital Resources and Effects of Inflation and Changing Prices in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 10 – Callaway Energy Center, Note 14 – Related Party Transactions, and Note 15 – Commitments and Contingencies under Part II, Item 8 of this report.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:

•	political, regulatory, and customer resistance to higher rates;

•	the potential for changes in laws, regulations, and policies at the state and federal levels;

•
tax law changes that accelerate depreciation deductions, which reduce current tax payments but also result in rate base reductions and limit the ability to claim other deductions and use carryforward tax benefits;

•
cybersecurity risks, including loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or loss of data, such as utility customer data and account information;

•	the potential for more intense competition in generation, supply, and distribution, including new technologies;

•	pressure on customer growth and usage in light of economic conditions and energy efficiency initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	pressure to reduce the allowed return on common equity on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of qualified labor and material, and rising costs;

•	the availability of a skilled workforce, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors, such as yields on United States Treasury securities and allowed rates of return on equity provided by regulators;

•	higher levels of infrastructure investments could result in negative or decreased free cash flows, defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	public concern about the siting of new facilities;

•
complex new and proposed environmental laws, regulations and requirements, including air and water quality standards, mercury emissions standards, CCR management requirements, and greenhouse gas limitations;

•	public concern about the potential impacts to the environment from the combustion of fossil fuels;

•
aging infrastructure and the need to construct new power generation, transmission and distribution facilities, which have long time frames for completion, with little long-term ability to predict power and commodity prices and regulatory requirements;

•	legislation or proposals for programs to encourage or mandate energy efficiency and renewable sources of power,

such as solar, and the macroeconomic debate over who should pay for those programs;

•	public concern about nuclear generation and decommissioning and the disposal of nuclear waste; and

•	consolidation of electric and natural gas utility companies.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2014	2013	2012
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,649	13,562	13,385
Commercial	14,649	14,634	14,575
Industrial	8,600	8,709	8,660
Off-system	6,170	6,128	7,293
Other	124	125	126
Ameren Missouri total	43,192	43,158	44,039
Ameren Illinois:
Residential
Power supply and delivery service	4,662	5,474	9,507
Delivery service only	7,222	6,310	2,103
Commercial
Power supply and delivery service	2,535	2,606	2,985
Delivery service only	9,643	9,541	9,175
Industrial
Power supply and delivery service	1,741	1,667	1,595
Delivery service only	10,576	10,861	11,753
Other	518	522	523
Ameren Illinois total	36,897	36,981	37,641
Eliminate affiliate sales	(67)	(82)	—
Ameren total	80,022	80,057	81,680
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,417	$1,428	$1,297
Commercial	1,203	1,216	1,088
Industrial	475	491	435
Off-system	173	183	208
Other	120	61	104
Ameren Missouri total	$3,388	$3,379	$3,132
Ameren Illinois:
Residential
Power supply and delivery service	$468	$501	$961
Delivery service only	308	282	90
Commercial
Power supply and delivery service	233	215	254
Delivery service only	185	184	177
Industrial
Power supply and delivery service	90	70	57
Delivery service only	42	44	46
Other	196	165	154
Ameren Illinois total	$1,522	$1,461	$1,739
ATXI:
Transmission services	$33	$19	$9
Eliminate affiliate revenues	(30)	(27)	(23)
Ameren total	$4,913	$4,832	$4,857

Electric Operating Statistics – Year Ended December 31,	2014	2013	2012
Electric Generation – Ameren Missouri – kilowatthours (in millions)	43,474	43,213	44,658
Price per ton of delivered coal (average) – Ameren Missouri	$37.36	$36.19	$34.21
Source of Ameren Missouri energy supply:
Coal	73.5%	74.1%	70.6%
Nuclear	20.6	18.6	23.3
Hydroelectric	2.2	2.9	2.1
Natural gas	0.2	0.4	1.2
Methane gas	0.1	0.1	0.1
Purchased – Wind	0.8	0.7	0.7
Purchased – Other	2.6	3.2	2.0
	100.0%	100.0%	100.0%

Gas Operating Statistics – Year Ended December 31,	2014	2013	2012
Natural Gas Sales - dekatherms (in millions):
Ameren Missouri:
Residential	8	8	6
Commercial	4	4	3
Industrial	1	1	1
Transport	7	6	6
Ameren Missouri total	20	19	16
Ameren Illinois:
Residential	66	62	49
Commercial	23	21	17
Industrial	3	6	5
Transport	91	87	86
Ameren Illinois total	183	176	157
Ameren total	203	195	173
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$102	$102	$85
Commercial	40	42	36
Industrial	7	8	8
Transport and other	15	9	10
Ameren Missouri total	$164	$161	$139
Ameren Illinois:
Residential	$675	$611	$547
Commercial	208	185	172
Industrial	23	26	24
Transport and other	70	25	43
Ameren Illinois total	$976	$847	$786
Eliminate affiliate revenues	—	(2)	(1)
Ameren total	$1,140	$1,006	$924

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, eXtensible Business Reporting Language (XBRL) documents, and any amendments to those reports filed with or furnished to pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through an Internet website maintained by the SEC (www.sec.gov). Ameren also uses its website as a channel of distribution for material information about the Ameren Companies. Financial and other material information regarding the Ameren Companies is routinely posted to and accessible at Ameren’s website.
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
REGULATORY AND LEGISLATIVE RISKS
We are subject to extensive regulation of our businesses, which could adversely affect our results of operations, financial position, and liquidity.
We are subject to extensive federal, state, and local regulation. This extensive regulatory framework, some but not all of which is more specifically identified in the following risk factors, regulates, among other matters, the electric and natural gas utility industries; rate and cost structure of utilities; operation of nuclear energy centers; construction and operation of generation, transmission, and distribution facilities; acquisition, disposal, depreciation and amortization of assets and facilities; transmission reliability; and present or prospective wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal and also to legislative actions, which are largely outside of our control. Any events that prevent us from recovering our costs or from earning adequate returns on our investments could adversely affect our results of operations, financial position, and liquidity.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industries are extensively regulated. The utility rates charged to our customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Many factors influence decisions by these entities, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, economic conditions, public policy, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. We are exposed to regulatory lag to varying degrees by jurisdiction, which, if unmitigated, could have a material adverse effect on our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates we will ultimately be allowed to charge for our services. From time to time, our regulators will approve trackers, riders, or other mechanisms that allow electric or natural gas rates to be adjusted without a traditional rate proceeding. These mechanisms are not permanent and could be changed or terminated.
Ameren Missouri's electric and natural gas utility rates and Ameren Illinois' natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Rates established in those proceedings for Ameren Missouri are primarily based on historical costs and revenues. Natural gas rates established in those proceedings for Ameren Illinois may be based on historical or estimated future costs and revenues. Thus, the rates that a utility is allowed to charge may not match its costs at any given time.
Rates include an allowed rate of return on investments determined by the regulator. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an adequate return on those investments.
In years when capital investments and operations costs rise or customer usage declines, we may not be able to earn the allowed return established by the regulator. This could result in the deferral or elimination of planned capital investments, which could reduce the rate base investments on which we earn a rate of return. Additionally, increasing rates could result in regulatory and legislative actions, as well as competitive and political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
As a result of its participation in the performance-based formula ratemaking process established pursuant to the IEIMA, Ameren Illinois’ return on equity for its electric distribution business is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve performance objectives, capital spending levels, and job creation targets. Failure to meet these requirements could adversely affect Ameren's and Ameren Illinois' results of operations, financial position, and liquidity.
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
The return on equity component of the formula rate is equal to the average for the calendar year of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' 2015 net income.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the formula. The IEIMA provides for return on equity penalties totaling 30 basis points in 2015, 34 basis points in each year from 2016 through 2018, and 38 basis points in each year from 2019 through 2022 if the performance standards are not met.
Between 2012 and 2021, Ameren Illinois is required to invest $625 million in capital projects incremental to its average electric delivery capital projects investments of $228 million for calendar years 2008 through 2010, in order to modernize its distribution system. Ameren Illinois is subject to monetary penalties if 450 additional jobs are not created in Illinois during the peak program year.

Unless it is extended, the IEIMA formula ratemaking process will expire in 2017. When the performance-based formula rate process expires, Ameren Illinois would be required to establish future rates through a traditional rate proceeding with the ICC, which might not result in rates that produce a full or timely recovery of costs or provide for an adequate return on investments.
We are subject to various environmental laws and regulations. Significant capital expenditures are required to achieve and maintain compliance with these laws and regulations. Failure to comply with these laws and regulations could result in closure of facilities, alterations to the manner in which these facilities operate, increased operating costs, adverse impacts to our results of operations, financial position, and liquidity, or exposure to fines and liabilities.
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the operation of existing or new electric generation, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions; discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
We are also subject to liability under environmental laws that address the remediation of environmental contamination of property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws and regulations against us. They could allege injury from exposure to hazardous materials, could seek to compel remediation of environmental contamination, or could recover damages resulting from that contamination.
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Certain of these new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain.
Ameren is also subject to risks in connection with changing or conflicting interpretations of existing laws and regulations. The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the power plants implemented modifications. In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. An outcome in this matter adverse to Ameren Missouri could require substantial capital expenditures and the payment of substantial penalties, neither of which can be determined at this time. Such expenditures could affect unit retirement and replacement decisions.
In January 2014, the EPA published proposed regulations that would set revised CO2 emissions standards for new power plants. The proposed standards would establish separate emissions limits for new natural-gas-fired plants and new coal-fired plants. In June 2014, the EPA proposed the Clean Power Plan, which sets forth CO2 emissions standards that would be applicable to existing power plants. The proposed Clean Power Plan would require each state to develop plans to achieve CO2 emission standards that the EPA calculated for each state. The EPA believes that the Clean Power Plan would achieve a 30% reduction in the nation's existing power plant CO2 emissions from 2005 levels by 2030. The proposed rule also has interim goals of aggressively reducing CO2 emissions by 2020. The EPA expects the proposed rule will be finalized in 2015. Ameren Missouri’s integrated resource plan is projected to achieve the carbon emissions reductions proposed in the EPA’s Clean Power Plan by 2035, rather than the EPA’s final target date of 2030 or its interim target dates beginning in 2020. Ameren Missouri continues to evaluate its potential compliance plans for the proposed Clean Power Plan. Preliminary studies suggest that if the proposed Clean Power Plan were to be finalized in its current form, Ameren Missouri may need to incur new or accelerated capital expenditures and increased fuel costs in order to achieve compliance. As proposed, the Clean Power Plan would require states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans might require Ameren Missouri to construct natural-gas-fired combined cycle generation and renewable generation, at a currently estimated cost of approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, Missouri’s implementation of the proposed rules, if adopted, could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs or impairment of assets. The Clean Power Plan may negatively impact electric system reliability for Ameren Missouri and Ameren Illinois.
Ameren and Ameren Missouri have incurred and expect to incur significant costs related to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri's coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive if the costs are not recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operation of its energy centers. Moreover, if Ameren Missouri requests recovery of these capital expenditures and costs through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations that are not recoverable through rates might result in Ameren Missouri closing coal-fired energy centers earlier than planned, which would lead to an impairment of assets and reduced revenues. We are unable to predict the ultimate impact of these matters on our results of operations, financial position, and liquidity.
Government challenges to our tax positions, as well as tax law changes and the inherent difficulty in quantifying potential tax effects of business decisions, could adversely affect our results of operations and liquidity.
We are required to make judgments in order to estimate tax obligations. These judgments include reserves for potential adverse outcomes for tax positions that may be challenged by tax authorities. The obligations, which include income taxes and taxes other than income taxes, involve complex matters that ultimately could be litigated. We also estimate our ability to use tax benefits, including those in the form of carryforwards and tax credits that are recorded as deferred tax assets on our balance sheets. A disallowance of these tax benefits could have a material adverse impact on our results of operation, financial position, and liquidity.
Customers’, legislators’ and regulators’ opinions of us are affected by many factors, including system reliability, implementation of our investment plans, protection of customer information, rates, and media coverage. To the extent that customers, legislators or regulators develop a negative opinion of us, our results of operations, financial position, and liquidity could be negatively affected.
Service interruptions due to failures of equipment or facilities as a result of severe or destructive weather or other causes, and the ability of Ameren Missouri and Ameren Illinois to promptly respond to such failures, can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, such as those planned for Ameren Illinois’ electric and natural gas delivery systems, our ability to safeguard sensitive customer information, and other actions can affect customer satisfaction. The timing and magnitude of rate increases and volatility of rates can also affect customer satisfaction. Customers', legislators' and regulators' opinions of us can also be affected by media coverage, including the proliferation of social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, legislators or regulators have a negative opinion of us and our utility services, this could result in increased regulatory oversight and could impact the returns on common equity we are allowed to earn. Additionally, negative opinions about us could make it more difficult for our utilities to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions and increased use of distributed generation. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to federal regulatory compliance and proceedings, which increase our risk of regulatory penalties and other sanctions.
The FERC can impose civil penalties of $1 million per violation per day for violation of FERC statutes, rules, and orders, including mandatory NERC reliability standards. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. Compliance with these mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we were found not to be in compliance with these mandatory reliability standards or the FERC statutes, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC also conducts audits and reviews of Ameren Missouri's, Ameren Illinois', and ATXI's accounting records to assess the accuracy of its formula ratemaking process and has the ability to require retroactive refunds to customers for previously billed amounts, with interest.
OPERATIONAL RISKS
The construction of and capital improvements to our electric and natural gas utility infrastructure involve substantial risks. These risks include escalating costs, unsatisfactory performance by the projects when completed, the inability to complete projects as scheduled, cost disallowances by regulators, and the inability to earn an adequate return on invested capital, any of which could result in higher costs and the closure of facilities.
We expect to incur significant capital expenditures in order to make investments to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will incur up to $9.3 billion (Ameren Missouri - up to $3.9 billion; Ameren Illinois - up to $4.0 billion; ATXI - up to $1.4 billion) of capital expenditures during the period from 2015 through 2019. These estimates include allowance for equity funds used during construction.
Investments in Ameren’s rate-regulated operations are expected to be recoverable from ratepayers, but are subject to prudence reviews and, depending on the jurisdiction, regulatory lag.
Our ability to complete construction projects successfully within projected estimates is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on reasonable terms, or other events beyond our control that could occur may materially affect the schedule, cost, and performance of these projects. With respect to capital expenditures for pollution control equipment, there is a risk that a power plant may not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such pollution control equipment not be installed on time or perform as expected, Ameren Missouri could be subject to additional costs and to the loss of its investment in the project or facility. All of these risks could adversely affect our results of operations, financial position, and liquidity.
As of December 31, 2014, Ameren Missouri had capitalized $69 million of costs incurred to license additional nuclear generation at its existing Callaway energy center site. If efforts are abandoned or if management concludes that it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made. The NRC review of the COL application to license additional nuclear generation at the Callaway energy center site is currently suspended through the end of 2015.
Ameren and Ameren Illinois may not be able to execute their electric transmission investment plans or to realize the expected return on those investments.
Ameren, through ATXI and Ameren Illinois, is allocating significant additional capital resources to electric transmission investments. This allocation of capital resources is based on the FERC's regulatory framework and a rate of return on common equity that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return is subject to change, including changes as a result of third-party complaints and challenges at the FERC. The regulatory framework may not be as favorable, or the rate of return may be lower, in the future. Currently, the FERC-allowed return on common equity for MISO transmission owners is 12.38%. In November 2013, a complaint case was filed with the FERC seeking a reduction in the allowed return on common equity under the MISO tariff. A second complaint case was filed in February 2015. These complaint cases could negatively affect Ameren Illinois' and ATXI's allowed return. Any such reduction would also result in a refund of transmission service revenues earned since the filing of the initial complaint case in November 2013. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' 2015 earnings by an estimated $4 million and $2 million, respectively, based on projected rate base.
A significant portion of Ameren's planned electric transmission investments consists of three separate projects to be constructed by ATXI, which have been approved by MISO as multi-value projects. The total investment by ATXI in these three projects is expected to be more than $1.6 billion. The last of these projects is expected to be completed in 2019. A failure by ATXI to complete these three projects on time and within projected cost estimates could adversely affect Ameren's results of operations, financial position, and liquidity.
The FERC has issued multiple orders, which are subject to ongoing litigation, eliminating the right of first refusal for an electric utility to construct within its service territory certain new transmission projects for which there will be regional cost sharing. If these orders are upheld by the courts, Ameren might need to compete to build certain future electric transmission projects in its subsidiaries' service territories. Such competition could prevent Ameren from investing in future electric transmission projects to the extent desired. Also, Ameren may not be successful in its efforts to build transmission assets outside of its subsidiaries' service territories or MISO.
Our electric generation, transmission and distribution facilities are subject to operational risks that could adversely affect our results of operations, financial position, and liquidity.
Our financial performance depends on the successful operation of electric generation, transmission, and distribution facilities. Operation of electric generation, transmission, and distribution facilities involves many risks, including:

•	facility shutdowns due to operator error or a failure of equipment or processes;

•	longer-than-anticipated maintenance outages;

•	aging infrastructure that may require significant expenditures to operate and maintain;

•	disruptions in the delivery of fuel or lack of adequate inventories, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;

•	lack of adequate water required for cooling plant operations;

•	labor disputes;

•	inability to comply with regulatory or permit requirements, including those relating to environmental laws;

•	disruptions in the delivery of electricity that impact our customers;

•	handling, storage, and disposition of CCR;

•	unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, solar flares, and electromagnetic pulses;

•	accidents that might result in injury or loss of life, extensive property damage, or environmental damage;

•
cybersecurity risks, including loss of operational control of Ameren Missouri's energy centers and our transmission and distribution systems and loss of data, such as utility customer data and account information through insider or outsider actions;

•	failure of other operators' facilities and the effect of that failure on our electric system and customers;

•	the occurrence of catastrophic events such as fires, explosions, acts of sabotage or terrorism, pandemic health events, or other similar occurrences;

•	limitations on amounts of insurance available to cover losses that might arise in connection with operating our electric generation, transmission, and distribution facilities; and

•	other unanticipated operations and maintenance expenses and liabilities.
Ameren Missouri’s ownership and operation of a nuclear energy center creates business, financial, and waste disposal risks.
Ameren Missouri’s ownership of the Callaway energy center subjects it to the risks of nuclear generation, which include the following:

•	potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling, and disposal of radioactive materials;

•
continued uncertainty in the federal government plan to permanently store spent nuclear fuel and the risk of being required to provide for long-term storage of spent nuclear fuel at the Callaway energy center;

•	limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear facilities;

•	uncertainties with respect to contingencies and retrospective premium assessments relating to claims at the Callaway energy center or any other United States nuclear facilities;

•	public and governmental concerns about the adequacy of security at nuclear facilities;

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;

•	limited availability of fuel supply;

•	costly and extended outages for scheduled or unscheduled maintenance and refueling; and

•	potential adverse effects of a natural disaster or acts of sabotage or terrorism.
The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear facilities. In the event of noncompliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at nuclear facilities such as Ameren Missouri’s Callaway energy center. In addition, if a serious nuclear incident were to occur, it could have a material but indeterminable adverse effect on Ameren's and Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or relicensing of any domestic nuclear unit and could also cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. Under revised standards relating to seismic risk, the NRC may require Ameren Missouri to further evaluate the impact of an earthquake on its Callaway energy center due its proximity to a fault line, which could require the installation of additional capital equipment.
Our natural gas distribution and storage activities

involve numerous risks that may result in accidents and other operating risks and costs that could adversely affect our results of operations, financial position, and liquidity.
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, accidental explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of distribution lines and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas systems could lead to additional capital expenditures and increased regulation of natural gas utilities. The occurrence of any of these events could materially adversely affect our results of operations, financial position, and liquidity.
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require additional maintenance expenditures or may require replacement.
Our aging infrastructure may pose risks to system reliability and expose us to expedited or additional unplanned capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, while its Callaway nuclear energy center was constructed prior to 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. If, at the end of its life, an energy center's cost has not been fully recovered, Ameren Missouri may be negatively affected if such cost is not allowed in rates by the MoPSC. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in additional oversight by our regulators. The higher maintenance costs and capital expenditures for new replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Energy conservation, energy efficiency, distributed generation, and other factors that reduce energy demand could adversely affect our results of operations, financial position, and liquidity.
Requirements and incentives to reduce energy consumption have been proposed by regulatory agencies and introduced by legislatures. Conservation and energy efficiency programs are designed to reduce energy demand. Unless there is a regulatory mechanism ensuring recovery, a decline in usage will result in an under-recovery of fixed costs at our rate-regulated businesses. Ameren Missouri, even with the implementation of customer energy efficiency programs under the MEEIA, is exposed to declining usage losses from energy efficiency efforts not related to its specific programs as well as from distributed generation sources such as solar panels. Additionally, macroeconomic factors resulting in low economic growth or contraction within our service territories could reduce energy demand.
Technological advances could reduce customer electricity consumption. Ameren Missouri generates power at utility-scale energy centers to achieve economies of scale and to produce power at a competitive cost. Some distributed generation technologies have recently become more cost-competitive. It is possible that advances in technology and legislative or regulatory actions will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of Ameren Missouri's energy centers. Increased adoption of these technologies could decrease our revenues as customers might not use our generation, transmission, and distribution services at current levels. Ameren Missouri and Ameren Illinois might incur stranded costs, which ultimately might not be recovered through rates.
Failure to retain and attract key officers and other skilled professional and technical employees could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our work force is nearing retirement, including many employees with specialized skills, such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers.
Our operations are subject to acts of sabotage, war, terrorism, cyber attacks, and other intentionally disruptive acts.
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
Our industry has begun to see an increase in volume and sophistication of cybersecurity incidents from international activist organizations, countries, and individuals. A security breach of our physical assets or information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, and/or subject us to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer and employee data. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, or we could be subject to legal claims, any of which could result in a significant decrease in revenues or significant additional costs for remedying the impacts of such a breach. Our generation, transmission and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cybersecurity incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. We maintain insurance against some, but not all, of these risks and losses. In addition, regulations could require changes in our security measures and could adversely affect our results of operations, financial position, and liquidity.
Ameren Missouri may ultimately not collect its receivable from an insurance company that provided liability coverage at the time of the breach of the upper reservoir of its Taum Sauk pumped-storage hydroelectric energy center, which could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity.
In December 2005, there was a breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center. This breach resulted in significant flooding in the local area, which damaged a state park. Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri’s remaining liability insurance claim of $41 million as of December 31, 2014, is not paid. The insurance claim is currently subject to litigation.
FINANCIAL, ECONOMIC AND MARKET RISKS
Our businesses are dependent on our ability to access the capital markets successfully. We may not have access to sufficient capital in the amounts and at the times needed.
We rely on short-term and long-term debt as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as a recession or extreme volatility in the debt, equity, or credit markets, may create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger additional collateral postings and prepayments. Such changes could also increase the cost of borrowing and fuel, power and natural gas supply, among other things, which could have a material adverse effect on our results of operations, financial position, and liquidity. Certain Ameren subsidiaries, such as ATXI, rely on Ameren for access to capital. Circumstances that limit Ameren’s access to capital could impair its ability to provide those subsidiaries with needed capital.

Ameren’s holding company structure could limit its ability to pay common stock dividends and to service its debt obligations.
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri and Ameren Illinois. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under intercompany indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on their results of operations and available cash and other items affecting retained earnings. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of intercompany borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri and Ameren Illinois to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Dynegy’s or its subsidiaries' failure to satisfy certain of their indemnity and other obligations to Ameren in connection with the divestiture of New AER to IPH could have a material adverse effect on Ameren’s results of operations, financial position, and liquidity.
In December 2013, Ameren completed the divestiture of New AER to IPH. The transaction agreement between Ameren and IPH requires Ameren, until December 2, 2015, to maintain its financial obligations in existence as of December 2, 2013, under all credit support arrangements or obligations that pertain to New AER and its subsidiaries. Ameren must also provide any additional credit support that may be contractually required pursuant to any of the contracts of New AER, and its subsidiaries as of December 2, 2013. IPH, New AER and its subsidiaries, and Dynegy have agreed to indemnify Ameren for certain losses relating to this credit support. IPH’s indemnification obligations are secured by certain AERG and Genco assets. However, these indemnification obligations and security interests might not cover all losses that could be incurred by Ameren in connection with providing this credit support. As of December 31, 2014, the balance of the Marketing Company note to Ameren was $12 million. Additionally, as of December 31, 2014, Ameren provided $114 million in guarantees and $9 million in letters of credit relating to its credit support of New AER. Dynegy emerged from its Chapter 11 bankruptcy case in 2012. As of December 31, 2014, Dynegy’s credit ratings were sub-investment-grade. IPH, New AER and its subsidiaries also do not have investment-grade credit ratings. Dynegy, IPH, New AER, or their subsidiaries might not be able to satisfy their indemnity and other obligations under the transaction agreement, Marketing Company’s note to

Ameren, or Dynegy’s limited guarantee to Ameren, which could have a material adverse impact on Ameren’s results of operations, financial position, and liquidity.
Increasing costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could adversely affect our financial position and liquidity.
We offer defined benefit retirement and postretirement plans that cover substantially all of our employees. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers' rates and our plan funding requirements. Ameren's total unfunded obligation under its pension and postretirement benefit plans was $710 million as of December 31, 2014. Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2014, its investment performance in 2014, and its pension funding policy, Ameren expects to make annual contributions of $25 million to $115 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portion of the future funding requirements to be 41% and 40%, respectively. These amounts are estimates. They may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
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
The following table shows the anticipated capability of Ameren Missouri's energy centers at the time of Ameren Missouri's expected 2015 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie	Franklin County, Missouri	2,372,000
	Rush Island	Jefferson County, Missouri	1,180,000
	Sioux	St. Charles County, Missouri	970,000
	Meramec	St. Louis County, Missouri	831,000
Total coal			5,353,000
Nuclear	Callaway	Callaway County, Missouri	1,193,000
Hydroelectric	Osage	Lakeside, Missouri	240,000
	Keokuk	Keokuk, Iowa	140,000
Total hydroelectric			380,000
Pumped-storage	Taum Sauk	Reynolds County, Missouri	440,000
Oil (CTs)	Meramec	St. Louis County, Missouri	54,000
	Fairgrounds	Jefferson City, Missouri	54,000
	Mexico	Mexico, Missouri	53,000
	Moberly	Moberly, Missouri	53,000
	Moreau	Jefferson City, Missouri	53,000
Total oil			267,000
Natural gas (CTs)	Audrain(b)	Audrain County, Missouri	600,000
	Venice(c)	Venice, Illinois	487,000
	Goose Creek	Piatt County, Illinois	432,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	300,000
	Kinmundy(c)	Kinmundy, Illinois	206,000
	Peno Creek(b)(c)	Bowling Green, Missouri	188,000
	Meramec(c)	St. Louis County, Missouri	44,000
	Kirksville	Kirksville, Missouri	13,000
Total natural gas			2,586,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O'Fallon	O'Fallon, Missouri	3,000
Total Ameren and Ameren Missouri			10,230,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	There are economic development lease arrangements applicable to these CTs.

(c)	These CTs have the capability to operate on either oil or natural gas (dual fuel).
The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2014:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,956	4,558
Circuit miles of electric distribution lines	33,144	46,071
Circuit miles of electric distribution lines underground	23%	15%
Miles of natural gas transmission and distribution mains	3,334	18,246
Underground gas storage fields	—	12
Total working capacity of underground gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 29 miles of transmission lines not reflected in this table.
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
Ameren Missouri has conveyed most of its Peno Creek CT energy center to the city of Bowling Green, Missouri, and leased the energy center back from the city through 2022. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property and plant will become subject to the lien of any Ameren Missouri first mortgage bond indenture in effect at such time.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as lessee of the CT energy center under a long-term lease with Audrain County. The lease will expire on December 1, 2023. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property and plant will become subject to the lien of any Ameren Missouri first mortgage bond indenture then in effect.

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

Contingencies under Part II, Item 8, of this report and are incorporated herein by reference, include the following:

•	Ameren Missouri’s electric rate case filed with the MoPSC in July 2014, including the rate shift request filed by the MoOPC, the MIEC and other parties;

•	Ameren Missouri's MEEIA filing with the MoPSC in December 2014;

•	Ameren Illinois' appeal of the ICC's December 2013 natural gas rate order;

•	Ameren Illinois' natural gas rate case filed with the ICC in January 2015;

•	Ameren Illinois’ request for rehearing of a September 2014 FERC order requiring refunds to wholesale customers;

•	ATXI’s request for a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project;

•	Entergy's appeal of a May 2012 FERC order requiring Entergy to refund to Ameren Missouri additional charges paid under an expired power purchase agreement;

•
Ameren Illinois' request for rehearing of the FERC's June 2014 orders, the appeal filed with the United States Court of Appeals for the District of Columbia Circuit, and settlement procedures regarding a potential electric transmission rate refund;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with Ameren Missouri's liability insurance claim for the breach of the upper reservoir of its Taum Sauk pumped-storage hydroelectric energy center in December 2005; and

•	asbestos-related litigation associated with the Ameren Companies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2014, all positions and offices held with the Ameren Companies as of February 23, 2015, tenure as officer, and business background for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience. References to “Ameren Illinois companies” below refers to CIPS, CILCO, and IP collectively prior to the Ameren Illinois Merger and to Ameren Illinois following the Ameren Illinois Merger.

AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	53	Chairman, President and Chief Executive Officer, and Director
Baxter joined Ameren Missouri in 1995. Baxter was elected to the positions of executive vice president and chief financial officer of Ameren, Ameren Missouri, CIPS, CILCO, and Ameren Services in 2003 and of IP in 2004. He was elected chairman, president, chief executive officer, and chief financial officer of Ameren Services in 2007. In 2009, Baxter was elected chairman, president and chief executive officer of Ameren Missouri. In February 2014, Baxter was elected president of Ameren and was appointed to the Ameren board. In April 2014, he relinquished his positions at Ameren Missouri and was elected chief executive officer of Ameren. In July 2014, Baxter was elected chairman of the Ameren board.

Martin J. Lyons, Jr.	48	Executive Vice President and Chief Financial Officer
Lyons joined Ameren Services in 2001. In 2008, Lyons was elected senior vice president and principal accounting officer of the Ameren Companies. In 2009, Lyons was also elected chief financial officer of the Ameren Companies. In 2013, Lyons was elected executive vice president and chief financial officer of the Ameren Companies, and relinquished his duties as principal accounting officer.

Gregory L. Nelson	57	Senior Vice President, General Counsel, and Secretary
Nelson joined Ameren Missouri in 1995. Nelson was elected vice president and tax counsel of Ameren Services in 1999 and vice president of Ameren Missouri, CIPS, and CILCO in 2003 and of IP in 2004. In 2010, Nelson was elected vice president, tax and deputy general counsel of Ameren Services. He remained vice president of Ameren Missouri and the Ameren Illinois companies. In 2011, Nelson was elected senior vice president, general counsel and secretary of the Ameren Companies.

Bruce A. Steinke	53	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, the Ameren Illinois companies, and Ameren Services. In 2009, Steinke relinquished his positions at the Ameren Illinois companies. In 2013, Steinke was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held
Mark C. Birk	50	Senior Vice President, Corporate Planning and Oversight (Ameren Services)
Birk joined Ameren Missouri in 1986. In 2005, Birk was elected vice president, power operations, of Ameren Missouri. In 2012, Birk was elected senior vice president, corporate planning, of Ameren Services. In November 2014, he was also elected senior vice president, oversight, of Ameren Services.

Maureen A. Borkowski	57	Chairman and President (ATXI)
Borkowski joined Ameren Missouri in 1981. She left the company in 2000 and rejoined Ameren in 2005 as vice president, transmission, of Ameren Services. In 2011, Borkowski was elected chairman and president of ATXI. In 2011, she was also elected senior vice president, transmission, of Ameren Services.

Daniel F. Cole	61	Chairman and President (Ameren Services)
Cole joined Ameren Missouri in 1976. He was elected senior vice president of Ameren Missouri and Ameren Services in 1999 and of CIPS in 2001. He was elected senior vice president of CILCO in 2003 and of IP in 2004. In 2009, Cole was elected chairman and president of Ameren Services; he remained senior vice president of Ameren Missouri and the Ameren Illinois companies.

Fadi M. Diya	52	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, Diya was elected vice president of nuclear operations at Ameren Missouri. In January 2014, Diya was elected senior vice president and chief nuclear officer of Ameren Missouri.

Richard J. Mark	59	Chairman and President (Ameren Illinois)
Mark joined Ameren Services in 2002. He was elected senior vice president, customer operations of Ameren Missouri in 2005. In 2012, Mark relinquished his position at Ameren Missouri and was elected chairman and president of Ameren Illinois.

Michael L. Moehn	45	Chairman and President (Ameren Missouri)
Moehn joined Ameren Services in 2000. In 2008, he was elected senior vice president, corporate planning and business risk management, of Ameren Services. In 2012, Moehn relinquished his position at Ameren Services and was elected senior vice president of customer operations of Ameren Illinois. Subsequently in 2012, Moehn relinquished his position at Ameren Illinois and was elected senior vice president, customer operations, of Ameren Missouri. In April 2014, Moehn was elected chairman and president of Ameren Missouri.

Charles D. Naslund	62	Executive Vice President (Ameren Missouri)
Naslund joined Ameren Missouri in 1974. In 2008, he was elected chairman, president and chief executive officer of AER. In 2011, Naslund assumed the position of senior vice president, generation and environmental projects, of Ameren Missouri and relinquished his positions of chairman, president, and chief executive officer of AER. In 2013, Naslund relinquished his position at Ameren Missouri and was elected executive vice president of Ameren Services. Subsequently in 2013, Naslund was elected executive vice president of Ameren Missouri. Naslund retired from each of his positions with Ameren effective March 1, 2015.

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
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 54,755 on January 31, 2015. The following table presents the price ranges, closing prices, and dividends declared per Ameren common share for each quarter during 2014 and 2013.

	High	Low	Close	Dividends Declared
2014 Quarter Ended:
March 31	$42.24	$35.22	$41.20	$0.40
June 30	41.92	37.67	40.88	0.40
September 30	40.96	36.65	38.33	0.40
December 31	48.14	38.25	46.13	0.41
2013 Quarter Ended:
March 31	$35.12	$30.64	$35.02	$0.40
June 30	36.74	32.34	34.44	0.40
September 30	36.70	32.61	34.84	0.40
December 31	37.31	34.18	36.16	0.40
There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
The following table sets forth the quarterly common stock dividend payments made by Ameren and its registrant subsidiaries during 2014 and 2013:

	2014					2013
(In millions)	Quarter Ended					Quarter Ended
Registrant	December 31		September 30	June 30	March 31	December 31	September 30	June 30	March 31
Ameren Missouri	$72	(a)	$113	$78	$77	$140	$140	$90	$90
Ameren Illinois	—		—	—	—	65	15	15	15
Ameren	99		97	97	97	97	97	97	97

(a)	Additionally, during the fourth quarter of 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
On February 13, 2015, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 41 cents per share. The common share dividend is payable March 31, 2015, to shareholders of record on March 11, 2015.
For a discussion of restrictions on the Ameren Companies’ payment of dividends, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report.
Purchases of Equity Securities
Ameren, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2014, to December 31, 2014.
Performance Graph
The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2014. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2009, in Ameren common stock and in each of the indices shown, and it assumes that all of the dividends were reinvested.

250
200
150
100
50
2009
2010
2011
2012
2013
2014
AEE
S&P 500 Index
EEI Index

December 31,	2009	2010	2011	2012	2013	2014
Ameren (AEE)	$100.00	$106.85	$132.24	$128.89	$158.94	$210.96
S&P 500 Index	100.00	115.06	117.49	136.29	180.43	205.13
EEI Index	100.00	107.04	128.44	131.12	148.18	191.02
Ameren management cautions that the stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31, (In millions, except per share amounts)	2014	2013	2012	2011	2010
Ameren(a):
Operating revenues	$6,053	$5,838	$5,781	$6,148	$6,188
Operating income(b)	1,254	1,184	1,188	1,033	1,175
Income from continuing operations	593	518	522	437	523
Income (loss) from discontinued operations, net of taxes(c)	(1)	(223)	(1,496)	89	(372)
Net income (loss) attributable to Ameren Corporation	586	289	(974)	519	139
Common stock dividends	390	388	382	375	368
Continuing operations earnings per share – basic	2.42	2.11	2.13	1.79	2.15
Continuing operations earnings per share – diluted	2.40	2.10	2.13	1.79	2.15
Common stock dividends per share	1.61	1.60	1.60	1.555	1.54
As of December 31:
Total assets(d)	$22,676	$21,042	$22,230	$23,723	$23,511
Long-term debt, excluding current maturities	6,120	5,504	5,802	5,853	6,029
Total Ameren Corporation stockholders’ equity	6,713	6,544	6,616	7,919	7,730
Ameren Missouri:
Operating revenues	$3,553	$3,541	$3,272	$3,383	$3,197
Operating income(b)	785	803	845	609	711
Net income available to common stockholder	390	395	416	287	364
Dividends to parent	340	460	400	403	235
As of December 31:
Total assets	$13,541	$12,904	$13,043	$12,757	$12,504
Long-term debt, excluding current maturities	3,879	3,648	3,801	3,772	3,949
Total stockholders’ equity	4,052	3,993	4,054	4,037	4,153
Ameren Illinois:
Operating revenues	$2,498	$2,311	$2,525	$2,787	$3,014
Operating income	450	415	377	458	498
Net income available to common stockholder	201	160	141	193	248
Dividends to parent	—	110	189	327	133
As of December 31:
Total assets	$8,381	$7,454	$7,282	$7,213	$7,406
Long-term debt, excluding current maturities	2,241	1,856	1,577	1,657	1,657
Total stockholders’ equity	2,661	2,448	2,401	2,452	2,576

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes regulatory disallowance associated with the Taum Sauk incident of $89 million recorded at Ameren and Ameren Missouri for the year ended December 31, 2011.

(c)	See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.

(d)	Includes total assets from discontinued operations of $15 million, $165 million, $1,611 million, $3,721 million, and $3,825 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by the FERC. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri and Ameren Illinois. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of other expenses by Ameren depend on distributions made to it by its subsidiaries.
Below is a summary description of Ameren Missouri and Ameren Illinois. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois.
Ameren has various other subsidiaries responsible for activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing reliability projects within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
Unless otherwise stated, the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information regarding that presentation.
The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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

OVERVIEW
In 2014, Ameren successfully executed its strategy to invest in and to grow its utilities through investment in rate-regulated infrastructure while remaining focused on operational improvement and disciplined cost management, leading to an improved earned return on equity. During 2014, Ameren continued to make progress on the three elements of its strategy: (1) to invest in and to operate its utilities in a manner consistent with existing regulatory frameworks; (2) to enhance regulatory frameworks and to advocate for responsible energy policies; and (3) to create and to capitalize on opportunities for investment for the benefit of its customers and shareholders. These results, along with confidence in Ameren’s long-term outlook, led the board of directors to increase Ameren's quarterly dividend rate in October 2014.
In 2014, Ameren Missouri completed several key infrastructure projects, including a nuclear reactor vessel head replacement project at the Callaway energy center, electrostatic precipitator upgrades at the coal-fired Labadie energy center, a new substation in St. Louis, and the O’Fallon energy center. In July 2014, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. The request, as amended in February 2015, seeks an annual revenue increase of approximately $190 million. In February 2015, the MoPSC staff recommended an increase in annual revenues of $89 million in this proceeding. A decision by the MoPSC is expected by May 2015, with new rates effective by June 2015. Additionally, in December 2014, Ameren Missouri filed a new proposed energy efficiency plan with the MoPSC under the MEEIA for 2016 through 2018.
Ameren Missouri continues to seek a modernized regulatory framework that reduces regulatory lag and supports increased investment to upgrade aging electric infrastructure and to advocate for responsible energy policies, notably in the environmental arena. In October 2014, Ameren Missouri filed its integrated resource plan with the MoPSC which targets to achieve the CO2 emissions reductions proposed in the EPA’s Clean Power Plan by 2035, rather than the EPA’s final target date of 2030 or its interim target dates beginning in 2020. Ameren Missouri's plan outlined its ongoing transition to a more fuel-diverse generation portfolio over the next 20 years, which it believes maximizes the use of its current generation fleet for the benefit of its customers while leveraging energy efficiency, environmental controls, renewable energy resources, and lower cost generation to meet future needs.
Ameren Illinois continued to implement its electric and natural gas distribution system modernization action plan, including the installation of advanced electric and upgraded natural gas meters. In December 2014, the ICC authorized an electric delivery service rate increase that was within $1 million of Ameren Illinois' revised request, which demonstrated that the formula ratemaking framework is working as intended. In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $53 million. A decision by the ICC in this proceeding is required by December 2015, with new rates expected to be effective in January 2016. Also in January 2015, Ameren Illinois received approval for its QIP rider under the CSRA and subsequently began including qualified investments and recording revenue under this regulatory framework. Ameren Illinois will start recovering costs from these investments in March 2015.
Ameren Illinois continues to seek enhancements to its regulatory frameworks. On this front, legislation was passed by the Illinois General Assembly, which is awaiting the governor's approval, that would extend the IEIMA's formula ratemaking framework until the end of 2019 with further extension possible through 2022. Additionally, in its January 2015 natural gas delivery service rate request, Ameren Illinois proposed to implement a decoupling rider mechanism for residential and small nonresidential customers that would ensure that changes in sales volumes do not affect Ameren Illinois’ annual natural gas revenues for these customers.
In addition to the Ameren Missouri investments discussed above, Ameren invested more than $1 billion in Ameren Illinois electric and natural gas delivery service infrastructure and FERC-regulated electric transmission service infrastructure in 2014. Ameren continues to focus on creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. To that end, Ameren identified needed reliability projects within Ameren Missouri's and Ameren Illinois' service territories while pursuing competitive electric transmission investment opportunities both within and outside of these service territories, including investments outside of MISO, leveraging past success as an experienced transmission developer and operator. Consistent with previous plans, Ameren intends to allocate significant and increasing amounts of discretionary capital to FERC-regulated electric transmission service projects and Ameren Illinois electric and natural gas delivery service projects. Ameren plans to invest $2.3 billion in FERC-regulated electric transmission projects from 2015 through 2019, with $1.3 billion invested by ATXI and the remaining $1 billion by Ameren Illinois.
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the 12.38% allowed base return on common equity under the MISO tariff. In January 2015, the FERC scheduled the case for hearings, requiring an initial decision to be issued no later than November 30, 2015. As the original 15-month refund period ended in February 2015, another customer complaint case was filed in February 2015, seeking a reduction in the allowed base return on common equity. In the fourth quarter of 2014, Ameren recorded a reserve representing its estimate of the potential refund from November 2013 through December 31, 2014.
In November 2014, we filed a request with the FERC to include an incentive adder of up to 50 basis points on the allowed base return on common equity for participation in an RTO. FERC approved the request to implement the incentive adder prospectively from January 6, 2015, and to defer collection of the incentive adder until the issuance of the final order addressing the initial MISO case.
Earnings
Ameren reported net income of $586 million, or $2.40 per diluted share, for 2014, and $289 million, or $1.18 per diluted share, for 2013. Net income attributable to Ameren Corporation from continuing operations was $587 million, or $2.40 per diluted share, for 2014, and $512 million, or $2.10 per diluted share, for 2013. Ameren’s earnings from continued operations increased in 2014, compared with 2013, due in part to increased electric delivery service earnings at Ameren Illinois and increased electric transmission earnings at Ameren Illinois and ATXI, which included a reserve for a potential reduction in the FERC-allowed return on equity for electric transmission services. Additionally, earnings from continuing operations were favorably affected by increased rates for Ameren Illinois’ natural gas delivery service, effective January 2014, as well as decreased interest charges resulting from higher-cost debt being replaced with lower-cost debt. Interest charges also declined in 2014, compared with 2013, as a result of the ICC's December 2014 order allowing partial recovery of certain previously disallowed debt premium costs, which were charged to earnings in 2013. The absence in 2014 of a reduction in Ameren Missouri revenues resulting from a July 2013 MoPSC order that required a refund to customers for the earnings associated with certain long-term partial requirements sales recognized for the period from October 1, 2009, to May 31, 2011, also positively affected earnings comparisons. Ameren’s earnings from continuing operations were negatively affected by increased depreciation and amortization expenses, a higher effective income tax rate, and increased other operations and maintenance expenses.
Liquidity
Cash generated by operating activities associated with continuing operations of $1.6 billion, short-term borrowings, and available cash on hand were used to fund capital expenditures of $1.8 billion and to pay dividends to common stockholders of $390 million. At December 31, 2014, Ameren, on a consolidated basis, had available liquidity, in the form of cash on hand and amounts available under existing credit agreements, of $1.4 billion.
Capital Spending
In 2014, Ameren made significant investments in its utilities. It expects that trend to continue into the future. From 2015 through 2019, Ameren's cumulative capital spending is projected to range between $8.6 billion and $9.3 billion. The projected spending includes approximately $3.7 billion, $3.8 billion, and $1.3 billion for Ameren Missouri, Ameren Illinois, and ATXI, respectively.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations in winter heating and summer cooling demands. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its operations. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for Ameren Illinois' electric delivery service business, and a FAC for Ameren Missouri's electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, with recoveries from or refunds to customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. Fluctuations in interest rates and conditions in the capital and credit markets also affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of Ameren Missouri's energy centers and our transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to optimize our results of operations, financial position, and liquidity.
Earnings Summary
The following table presents a summary of Ameren's earnings for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Net income (loss) attributable to Ameren Corporation	$586	$289	$(974)
Earnings (loss) per common share – diluted	2.40	1.18	(4.01)

Net income attributable to Ameren Corporation – continuing operations	587	512	516
Earnings per common share – diluted – continuing operations	2.40	2.10	2.13

2014 versus 2013
Net income attributable to Ameren Corporation from continuing operations in 2014 increased $75 million, or $0.30 per diluted share, from 2013. The increase was due to a $41 million increase in net income from the Ameren Illinois segment and a $39 million decrease in net loss from Ameren (parent) and nonregistrant subsidiaries partially offset by a $5 million decrease in net income from the Ameren Missouri segment.
Compared with 2013, 2014 earnings per share from continuing operations were favorably affected by:

•	higher natural gas rates at Ameren Illinois pursuant to a December 2013 order (8 cents per share);

•
decreased interest expense, excluding the effects of the ICC's December 2014 order discussed below, primarily due to the maturity of higher-cost debt replaced with issuances of lower-cost debt (8 cents per share);

•
the absence in 2014 of a reduction in Ameren Missouri revenues resulting from a July 2013 MoPSC order that required a refund to customers associated with certain long-term partial requirements sales recognized from October 1, 2009, to May 31, 2011 (7 cents per share);

•	the ICC's December 2014 order allowing partial recovery of certain previously disallowed debt premium costs that were charged to earnings in 2013 (7 cents per share);

•
an increase in Ameren Illinois' and ATXI's electric transmission earnings under formula ratemaking due to additional rate base investment, partially offset by a reserve for a potential refund to customers due to a reduction in the FERC-allowed return on equity (6 cents per share). ATXI's net income was $13 million (5 cents per share) and $7 million (3 cents per share) in 2014 and 2013, respectively;

•	an increase in Ameren Illinois’ electric delivery service earnings under formula ratemaking pursuant to the IEIMA due to increased rate base investment (estimated at 5 cents per share);

•
higher revenues associated with Ameren Missouri's MEEIA lost revenue recovery mechanism (4 cents per share), which were partially offset by lower revenues resulting from reduced demand due to customer energy efficiency programs; and

•	increased electric and natural gas demand primarily resulting from colder winter temperatures in early 2014 and warmer early summer temperatures (estimated at 1 cent per share).
Compared with 2013, 2014 earnings per share from continuing operations were unfavorably affected by:

•	increased depreciation and amortization expenses, primarily resulting from electric distribution capital additions at Ameren Missouri (5 cents per share);

•	an increase in the effective tax rate (4 cents per share); and

•
increased other operations and maintenance expenses for Ameren Missouri and for Ameren Illinois' natural gas business, primarily due to increased labor and litigation costs, offset in part by decreased costs at Ameren (parent), primarily resulting from the substantial elimination of costs previously incurred in support of the divested merchant generation business (3 cents per share).
The cents per share information presented above is based on the diluted average shares outstanding in 2013.
2013 versus 2012
Net income attributable to Ameren Corporation from continuing operations in 2013 decreased $4 million, or $0.03 per diluted share, from 2012. The decrease was due to a $21 million decrease in net income from the Ameren Missouri segment and a $2 million increase in net loss from Ameren (parent) and nonregistrant subsidiaries, partially offset by a $19 million increase in net income from the Ameren Illinois segment.
Compared with 2012, 2013 earnings per share from continuing operations were unfavorably affected by:

•	the cost of the Callaway energy center's scheduled refueling and maintenance outage in 2013. There was no Callaway refueling and maintenance outage in 2012 (10 cents per share);

•
a reduction in Ameren Missouri revenues resulting from a July 2013 MoPSC order that required a refund to customers associated with certain long-term partial requirements sales recognized for the period from October 1, 2009, to May 31, 2011 (7 cents per share);

•
the absence in 2013 of a reduction in Ameren Missouri's purchased power expense and an increase in interest income, each as a result of a FERC-ordered refund received in 2012 from Entergy for a power purchase agreement that expired in 2009 (7 cents per share);

•
decreased electric demand resulting from summer temperatures in 2013 that were milder than the warmer-than-normal temperatures in 2012, partially offset by increased electric and natural gas demand resulting from winter temperatures in 2013 that were colder than winter temperatures in 2012 (estimated at 6 cents per share);

•	the ICC's December 2013 orders disallowing recovery of a portion of the premium paid by Ameren Illinois for a tender offer in August 2012 to repurchase senior secured notes (4 cents per share); and

•	increased depreciation primarily due to infrastructure additions at Ameren Missouri (3 cents per share).
Compared with 2012, 2013 earnings per share from continuing operations were favorably affected by:

•
higher Ameren Missouri utility rates pursuant to an order issued by the MoPSC, which became effective in January 2013, partially offset by increased regulatory asset amortization as directed by the rate order. This excludes MEEIA impacts, which are discussed separately below (12 cents per share);

•
higher revenues associated with Ameren Missouri's MEEIA lost revenue recovery mechanism (9 cents per share), which were partially offset by lower revenues resulting from reduced demand due to customer energy efficiency programs;

•	higher electric transmission rates at Ameren Illinois and ATXI (8 cents per share); and

•
an increase in Ameren Illinois' electric delivery service earnings under formula ratemaking, favorably affected primarily by an increased rate base, a higher allowed return on equity, and lower required contributions pursuant to the IEIMA (estimated at 8 cents per share).

The cents per share information presented above is based on the diluted average shares outstanding in 2012.
For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes, and Income (Loss) from Discontinued Operations, Net of Taxes, see the major headings below.

Below is a table of income statement components by segment for the years ended December 31, 2014, 2013, and 2012:

2014	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Total
Electric margins	$2,443	$1,179	$11	$3,633
Natural gas margins	82	443	—	525
Other revenues	1	—	(1)	—
Other operations and maintenance	(946)	(771)	26	(1,691)
Depreciation and amortization	(473)	(263)	(9)	(745)
Taxes other than income taxes	(322)	(138)	(8)	(468)
Other income	48	9	—	57
Interest charges	(211)	(112)	(18)	(341)
Income taxes	(229)	(143)	(5)	(377)
Income (loss) from continuing operations	393	204	(4)	593
Loss from discontinued operations, net of taxes	—	—	(1)	(1)
Net income (loss)	393	204	(5)	592
Net income attributable to noncontrolling interests – continuing operations	(3)	(3)	—	(6)
Net income (loss) attributable to Ameren Corporation	$390	$201	$(5)	$586
2013
Electric margins	$2,407	$1,081	$(3)	$3,485
Natural gas margins	83	399	(2)	480
Other revenues	1	3	(4)	—
Other operations and maintenance	(915)	(693)	(9)	(1,617)
Depreciation and amortization	(454)	(243)	(9)	(706)
Taxes other than income taxes	(319)	(132)	(7)	(458)
Other income and (expenses)	47	1	(5)	43
Interest charges	(210)	(143)	(45)	(398)
Income (taxes) benefit	(242)	(110)	41	(311)
Income (loss) from continuing operations	398	163	(43)	518
Loss from discontinued operations, net of taxes	—	—	(223)	(223)
Net income (loss)	398	163	(266)	295
Net income attributable to noncontrolling interests – continuing operations	(3)	(3)	—	(6)
Net income (loss) attributable to Ameren Corporation	$395	$160	$(266)	$289
2012
Electric margins	$2,340	$1,034	$(11)	$3,363
Natural gas margins	75	378	(1)	452
Other revenues	1	—	(1)	—
Other operations and maintenance	(827)	(684)	—	(1,511)
Depreciation and amortization	(440)	(221)	(12)	(673)
Taxes other than income taxes	(304)	(130)	(9)	(443)
Other income and (expenses)	49	(10)	(6)	33
Interest charges	(223)	(129)	(40)	(392)
Income (taxes) benefit	(252)	(94)	39	(307)
Income (loss) from continuing operations	419	144	(41)	522
Loss from discontinued operations, net of taxes	—	—	(1,496)	(1,496)
Net income (loss)	419	144	(1,537)	(974)
Net income attributable to noncontrolling interests – continuing operations	(3)	(3)	—	(6)
Net loss attributable to noncontrolling interests – discontinued operations	—	—	6	6
Net income (loss) attributable to Ameren Corporation	$416	$141	$(1,531)	$(974)

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins from the previous year. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. The table covers the years ended December 31, 2014, 2013, and 2012. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

2014 versus 2013	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$8	$(5)	$—	$3
Base rates (estimate)	—	56	—	56
Off-system sales and transmission services revenues (included in base rates)	(12)	—	—	(12)
Recovery of FAC under-recovery(c)	(14)	—	—	(14)
FAC prudence review charge in 2013	25	—	—	25
MEEIA (energy efficiency) recovery mechanisms	22	—	—	22
Transmission services revenues	—	35	18	53
Illinois pass-through power supply costs	—	(38)	—	(38)
Reserve for potential transmission refunds	—	(21)	(4)	(25)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	25	—	25
Sales volume (excluding the estimated effect of abnormal weather)	(22)	3	—	(19)
Other	2	6	(3)	5
Total electric revenue change	$9	$61	$11	$81
Fuel and purchased power change:
Energy costs included in base rates and other	$18	$—	$3	$21
Effect of weather (estimate)(b)	(5)	—	—	(5)
Recovery of FAC under-recovery(c)	14	—	—	14
Transmission services expenses	—	(1)	—	(1)
Illinois pass-through power supply costs	—	38	—	38
Total fuel and purchased power change	$27	$37	$3	$67
Net change in electric margins	$36	$98	$14	$148
Natural gas revenue change:
Effect of weather (estimate)(b)	$6	$32	$—	$38
Base rates (estimate)	—	32	—	32
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	4	—	4
Gross receipts tax	—	3	—	3
Pass-through purchased gas costs	(1)	57	—	56
Sales volume (excluding the effect of abnormal weather) and other	(2)	1	2	1
Total natural gas revenue change	$3	$129	$2	$134
Gas purchased for resale change:
Effect of weather (estimate)(b)	$(5)	$(28)	$—	$(33)
Pass-through purchased gas costs	1	(57)	—	(56)
Total gas purchased for resale change	$(4)	$(85)	$—	$(89)
Net change in natural gas margins	$(1)	$44	$2	$45

2013 versus 2012	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(29)	$(20)	$—	$(49)
Base rates (estimate)	178	57	—	235
Off-system sales and transmission services revenues (included in base rates)	11	—	—	11
Transmission services revenue excluded from FAC until 2013	(32)	—		(32)
Recovery of FAC under-recovery(c)	67	—	—	67
FAC prudence review charge	(25)	—	—	(25)
MEEIA (energy efficiency) recovery mechanisms	72	—	—	72
Transmission services revenues	—	25	10	35
Gross receipts tax	12	—	—	12
Illinois pass-through power supply costs	—	(316)	—	(316)
Hurricane Sandy relief recovery	(7)	(10)	—	(17)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(15)	—	(15)
Sales volume (excluding the estimated effect of abnormal weather)	4	2	—	6
Other	(4)	(1)	(4)	(9)
Total electric revenue change	$247	$(278)	$6	$(25)
Fuel and purchased power change:
Energy costs included in base rates and other	$(88)	$—	$2	$(86)
Effect of weather (estimate)(b)	(1)	9	—	8
Recovery of FAC under-recovery(c)	(67)	—	—	(67)
FERC-ordered power purchase settlement	(24)	—	—	(24)
Illinois pass-through power supply costs	—	316	—	316
Total fuel and purchased power change	$(180)	$325	$2	$147
Net change in electric margins	$67	$47	$8	$122
Natural gas revenue change:
Effect of weather (estimate)(b)	$29	$110	$—	$139
Base rates (estimate)	—	2	—	2
Hurricane Sandy relief recovery	—	(3)	—	(3)
Gross receipts tax	1	7	—	8
Pass-through purchased gas costs	(12)	(56)	—	(68)
Sales volume (excluding the effect of abnormal weather) and other	4	1	(1)	4
Total natural gas revenue change	$22	$61	$(1)	$82
Gas purchased for resale change:
Effect of weather (estimate)(b)	$(26)	$(96)	$—	$(122)
Pass-through purchased gas costs	12	56	—	68
Total gas purchased for resale change	$(14)	$(40)	$—	$(54)
Net change in natural gas margins	$8	$21	$(1)	$28

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared with the prior year; this is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)
Represents the change in the net energy costs recovered under the FAC through customer rates, with corresponding offsets to fuel expense due to the amortization of a previously recorded regulatory asset.

2014 versus 2013
Ameren Corporation
Ameren's electric margins increased $148 million, or 4%, in 2014 compared with 2013. Ameren's natural gas margins increased $45 million, or 9%, in 2014 compared with 2013. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflect the results of operations of ATXI. ATXI’s transmission revenues increased $14 million in 2014 compared with 2013, reflecting increased rate base investment and recoverable costs under forward-looking formula ratemaking.

Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence review. Net energy costs include fuel and purchased power costs, including transportation charges and revenues, net of off-system sales. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri electric margins, as increases in revenue are offset by a corresponding increase in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins increased $36 million, or 1%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Missouri's electric margins:

•
The absence in 2014 of a July 2013 MoPSC FAC prudence review order, which decreased 2013 revenues by $25 million. Ameren Missouri recorded a FAC prudence review charge in 2013 for its estimated obligation to refund to its electric customers the earnings associated with sales recognized by Ameren Missouri from October 1, 2009, to May 31, 2011. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the FAC prudence review charge.

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism and lost revenue recovery mechanism ($7 million and $15 million, respectively), which increased revenues by a combined $22 million. The higher revenues were driven by greater customer participation in the second year of the MEEIA program, which led to higher recovery of lost revenues. The lost revenue recovery mechanism helps compensate Ameren Missouri for lower sales volumes from energy-efficiency-related volume reductions in current and future periods. See Other Operations and Maintenance Expenses in this section for the related offsetting increase in customer energy efficiency program costs.

•
Winter temperatures in 2014 that were colder than in 2013, as heating degree-days increased 5%, which resulted in higher sales volumes and contributed to an estimated $3 million increase in margins. The change in weather margin is the sum of the effect of weather in electric revenues (+$8 million) and the effect of weather in fuel and purchased power (-$5 million) in the above table.

Ameren Missouri's electric margins were unfavorably affected by lower sales volumes primarily caused by the MEEIA programs. Lower sales volumes from energy-efficiency-related volume reductions are offset by the MEEIA lost revenue recovery mechanism. Excluding the estimated effect of abnormal weather, total retail sales volumes decreased 1%, which decreased revenues by an estimated $22 million, partially offset by a decrease in net energy costs of $6 million. The decrease in net energy costs is the sum of the change in energy costs included in base rates (+$18 million) and the change in off-system sales and transmission services revenues (-$12 million) in the above table.
Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri's natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Missouri's natural gas margins were comparable between the years.

Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power supply costs do not affect Ameren Illinois' electric margins, as they are offset by a corresponding amount in revenues.
Ameren Illinois participates in the IEIMA's performance-based formula ratemaking framework. The IEIMA provides for an annual reconciliation of the electric delivery service revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, including an allowed return on equity. See Other Operations and Maintenance Expenses in this section for additional information regarding the revenue requirement. If the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. If the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $98 million, or 9%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Illinois' electric margins:

•	Electric delivery service revenues that increased by an estimated $56 million, primarily caused by increased rate base and higher recoverable costs under formula ratemaking pursuant to the IEIMA.

•
Transmission services margin that increased by $34 million, largely due to a higher transmission services revenue requirement, driven primarily by increased rate base investment. The change in transmission services margin is the sum of the change in transmission services revenues (+$35 million) and the change in transmission services expenses (-$1 million) in the above table.

•
A net increase in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms, which increased revenues by $25 million. See Other Operations and Maintenance Expenses in this section for the related offsetting net increase in bad debt, customer energy efficiency, and environmental remediation costs.

•	Excluding the estimated effect of abnormal weather, residential retail sales volumes that increased 1%, which increased revenues by $3 million.
The following items had an unfavorable effect on Ameren Illinois' electric margins in 2014 compared with 2013:

•	Reserves recorded for estimated refunds regarding FERC proceedings from a November 2013 complaint case seeking a reduction in the allowed base return on common equity for the MISO tariff, a June 2014 order regarding acquisition premiums, and other matters, which decreased revenues by $21 million. See Note 2 - Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.

•	Summer temperatures in 2014 that were milder than in 2013, as cooling degree-days decreased 6%, which resulted in lower sales volumes and contributed to an estimated $5 million reduction in revenues.
Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois' natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas delivery service margins increased $44 million, or 11%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Illinois' natural gas margins:

•	Higher natural gas delivery service rates effective January 2014, which increased revenues by an estimated $32 million.

•
Winter temperatures in 2014 that were colder than in 2013 as heating degree-days increased 6%, which resulted in higher sales volumes and increased margins by an estimated $4 million. The change in weather margin is the sum of the effect of weather in revenues (+$32 million) and the effect of weather in gas purchased for resale (-$28 million) in the above table.

•
Increased gross receipts taxes due to higher natural gas rates and higher sales volumes as a result of colder winter temperatures in 2014, which increased revenues by $3 million. See Taxes Other Than Income Taxes in this section for the related offsetting increase to gross receipts taxes.

•
A $4 million net increase in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms. See Other Operations and Maintenance Expenses in this section for the related offsetting net increase in bad debt, customer energy efficiency, and environmental remediation costs.

2013 versus 2012
Ameren Corporation
Ameren's electric margins increased $122 million, or 4%, in 2013 compared with 2012. Ameren's natural gas margins increased $28 million, or 6%, in 2013 compared with 2012. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflect the results of operations of ATXI. ATXI’s transmission revenues increased $10 million in 2013 compared with 2012, due to the inclusion of its 2013 rate base investment and recoverable costs under forward-looking formula ratemaking.
Ameren Missouri
Ameren Missouri's electric margins increased $67 million, or

3%, in 2013 compared with 2012. The following items had a favorable effect on Ameren Missouri's electric margins:

•
Higher electric base rates effective January 2013 as a result of the December 2012 MoPSC electric rate order, which increased revenues by an estimated $178 million, partially offset by an increase in net energy costs of $78 million. The increase in net energy costs is the sum of the change in energy costs included in base rates (-$89 million) and the change in off-system sales and transmission services revenues (+$11 million) in the above table. Transmission services revenues were excluded from FAC until 2013 ($32 million).

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism and lost revenue recovery mechanism ($35 million and $37 million, respectively), effective January 2013, which increased revenues by a combined $72 million. The lost revenue recovery mechanism helps compensate Ameren Missouri for lower sales from energy-efficiency-related volume reductions in current and future periods. See Other Operations and Maintenance Expenses in this section for the related offsetting increase in energy efficiency program costs.

•
Increased gross receipts taxes, due primarily to the higher base rates, which increased revenues by $12 million. See Taxes Other Than Income Taxes in this section for the related offsetting increase to gross receipts taxes.

•	Excluding the estimated effect of abnormal weather, total retail sales volumes that increased 1%, which increased revenues by an estimated $4 million.
The following items had an unfavorable effect on Ameren Missouri's electric margins in 2013 compared with 2012:

•
Summer temperatures in 2013 that were milder than the warmer-than-normal temperatures in 2012, as cooling degree-days decreased 22%, which resulted in lower sales volumes and contributed to an estimated $30 million decrease in margins. The change in weather margin is the sum of the effect of weather in electric revenues (-$29 million) and the effect of weather in fuel and purchased power (-$1 million) in the above table.

•
A reduction in revenues resulting from a July 2013 MoPSC FAC order. Ameren Missouri recorded a FAC prudence review charge for its estimated obligation to refund to its electric customers the earnings associated with sales recognized by Ameren Missouri from October 1, 2009, to May 31, 2011, which decreased revenues by $25 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the FAC prudence review charge.

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

fully offset by a related decrease in operations and maintenance costs, with no overall effect on net income. The costs related to storm assistance were reimbursed by the utilities receiving the assistance.
Ameren Missouri's natural gas margins increased $8 million, or 11%, in 2013 compared with 2012. The following items had a favorable effect on Ameren Missouri's natural gas margins:

•	Excluding that the estimated effect of abnormal weather, revenues increased by $4 million, driven by 11% higher natural gas transportation sales and 2% higher retail sales.

•
Winter temperatures in 2013 that were colder than the warmer-than-normal temperatures in 2012, as heating degree-days increased 35%, which resulted in higher sales volumes and increased margins by an estimated $3 million. The change in weather margin is the sum of the effect of weather in revenues (+$29 million) and the effect of weather in gas purchased for resale (-$26 million) in the above table.

•
Increased gross receipts taxes due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $1 million. See Taxes Other Than Income Taxes in this section for the related offsetting increase to gross receipts taxes.

Ameren Illinois
Ameren Illinois' electric margins increased $47 million, or 5%, in 2013 compared with 2012. The following items had a favorable effect on Ameren Illinois' electric margins:

•
Electric delivery service revenues that increased by an estimated $57 million, primarily caused by increased rate base, a higher allowed return on equity, and higher recoverable costs under formula ratemaking pursuant to the IEIMA.

•
Transmission services revenues that increased by $25 million due to the implementation of a 2013 forward-looking rate calculation which incorporated the rate base increase in 2013, pursuant to a 2012 FERC order. In 2012, rates were based on a historical period.

The following items had an unfavorable effect on Ameren Illinois' electric margins in 2013 compared with 2012:

•
A decrease in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms, which decreased revenues by $15 million. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in bad debt, customer energy efficiency, and environmental remediation costs.

•
Summer temperatures in 2013 that were milder than the warmer-than-normal temperatures in 2012, as cooling degree-days decreased 21%, which resulted in lower sales volumes and contributed to an estimated $11 million decrease in margins. The change in weather margin is the sum of the effect of weather in electric revenues (-$20 million) and the effect of weather in fuel and purchased power (+$9 million) in the above table.

•
The absence in 2013 of recovery of labor and benefit costs for crews assisting with Hurricane Sandy power restoration in 2012, which decreased margins by $10 million and was fully offset by a related decrease in operations and maintenance costs, with no overall effect on net income. The costs related to storm assistance were reimbursed by the utilities receiving the assistance.

Ameren Illinois' natural gas margins increased $21 million, or 6%, in 2013 compared with 2012. The following items had a favorable effect on Ameren Illinois' natural gas margins:

•
Winter temperatures in 2013 that were colder than warmer-than-normal temperatures in 2012, as heating degree-days increased 29%, which resulted in higher sales volumes and increased margins by an estimated $14 million. The change in weather margin is the sum of the effect of weather in revenues (+$110 million) and the effect of weather in gas purchased for resale (-$96 million) in the above table.

•
Increased gross receipts taxes due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $7 million. See Taxes Other Than Income Taxes in this section for the related offsetting increase to gross receipts taxes.

•	Higher natural gas delivery service rates effective in late January 2012, which increased revenues by an estimated $2 million.
Ameren Illinois' natural gas margins were unfavorably affected by the absence in 2013 of recovery of labor and benefit costs for crews assisting with Hurricane Sandy power restoration in 2012, which decreased margins by $3 million and was fully offset by a related decrease in operations and maintenance costs, with no overall effect on net income.
Other Operations and Maintenance Expenses
2014 versus 2013
Ameren Corporation
Other operations and maintenance expenses increased $74 million in 2014 compared with 2013. Other operations and maintenance expenses increased $31 million at Ameren Missouri and increased $78 million at Ameren Illinois. Partially offsetting the increases at Ameren Missouri and Ameren Illinois were decreased corporate expenses between years of $35 million, primarily due to the substantial elimination of business and administrative costs previously incurred in support of the divested merchant generation business.
Ameren Missouri
Other operations and maintenance expenses were $31 million higher in 2014 compared with 2013. The following items increased other operations and maintenance expenses between years:

•	Labor costs that increased $17 million, primarily because of wage increases.

•
Litigation and asbestos claim costs that increased $14 million due, in part, to the proceedings discussed in Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

•	An $8 million increase in disposal costs for low-level radioactive nuclear waste at the Callaway energy center.

•
An increase of $7 million in customer energy efficiency program costs due to the MEEIA requirements. These costs were offset by increased electric revenues from customer billings, with no overall effect on net income.

•	A reduction of $3 million in unrealized net MTM gains, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.
The following items decreased other operations and maintenance expenses between years:

•	A $13 million reduction in energy center costs, primarily related to coal handling.

•	A decrease of $7 million in storm-related costs due to fewer major storms in 2014.

•	A reduction of $2 million in refueling and maintenance costs associated with the scheduled Callaway outages. The 2014 outage costs were $36 million compared with 2013 outage costs of $38 million.
Ameren Illinois
Pursuant to the provisions of the IEIMA, recoverable electric delivery service costs that were incurred during the year but not recovered through riders are included in Ameren Illinois’ revenue requirement reconciliation, which results in a corresponding adjustment to electric operating revenues, with no overall effect on net income. These recoverable electric delivery service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $78 million higher in 2014 compared with 2013. The following items increased other operations and maintenance expenses between years:

•
An increase of $29 million in bad debt, customer energy efficiency, and environmental remediation costs. These expenses are recovered by Ameren Illinois' rider mechanisms through additional electric and natural gas revenues, resulting in no overall effect on net income.

•	Labor costs that increased $17 million, primarily because of staff additions to meet enhanced reliability standards and customer service goals related to the IEIMA and wage increases.

•	An increase of $13 million in electric distribution maintenance expenditures, primarily related to increased system repair and vegetation management work.

•	Asbestos claim costs that increased $8 million.

•	An increase of $7 million in information technology service expenses, partially related to the IEIMA implementation.

•	An increase of $6 million in natural gas maintenance expenditures, primarily related to pipeline integrity compliance.

•	An increase of $4 million in rental expense, primarily related to software from affiliated companies.

•	A reduction of $2 million in unrealized net MTM gains, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.
Other operations and maintenance expenses decreased between years because of a reduction in employee benefit costs of $12 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
2013 versus 2012
Ameren Corporation
Other operations and maintenance expenses increased $106 million in 2013 compared with 2012. Other operations and maintenance expenses increased $88 million at Ameren Missouri and increased $9 million at Ameren Illinois. In addition to the increases at Ameren Missouri and Ameren Illinois, corporate expenses increased $9 million between years, primarily due to business and administrative costs incurred in support of the divested merchant generation business.
Ameren Missouri
Other operations and maintenance expenses increased $88 million in 2013 compared with 2012. The following items increased other operations and maintenance expenses between years:

•
An increase of $35 million in customer energy efficiency program costs due to the MEEIA requirements, which became effective in rates in January 2013. These costs were offset by increased electric revenues from customer billings, with no overall effect on net income.

•
Energy center maintenance costs that increased $31 million, primarily due to $38 million in costs for the scheduled 2013 Callaway energy center refueling and maintenance outage. There was no outage in 2012. The 2013 increase was partially offset by a $7 million reduction in costs due to fewer major boiler outages at coal-fired energy centers.

•
Employee benefit costs that increased $14 million, primarily due to higher pension expense and increased amortization of prior-year pension deferrals from the pension and postretirement benefit cost tracker, each as a result of the 2012 MoPSC electric order. These costs were offset by increased electric revenues from customer billings, with no overall effect on net income.

•	An increase of $9 million in storm-related repair costs, primarily due to major storms in 2013. A portion of these costs, $7 million, were offset by electric revenues from customer billings.

•	An increase of $6 million in bad debt expense due to

reduced customer collections and higher customer rates in 2013.
Other operations and maintenance expenses decreased between years because of the absence in 2013 of a $6 million charge recorded in 2012 for a canceled project.
Ameren Illinois
Other operations and maintenance expenses increased $9 million in 2013 compared with 2012. The following items increased other operations and maintenance expenses between years:

•	Labor costs that increased $11 million, primarily because of staff additions to comply with the requirements of the IEIMA.

•	An increase of $8 million in electric distribution maintenance expenditures, primarily related to increased vegetation management work.

•	An increase of $3 million in natural gas maintenance expenditures, primarily related to pipeline integrity compliance.
The following items decreased other operations and maintenance expenses between years:

•	A decrease of $7 million in bad debt expense due to adjustments under the bad debt rider.

•	A decrease of $7 million in customer energy efficiency and environmental remediation costs.
Depreciation and Amortization
2014 versus 2013
Ameren Corporation
Depreciation and amortization expenses increased $39 million in 2014 compared with 2013, primarily due to increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $19 million in 2014 compared with 2013, primarily because of electric system capital additions.
Ameren Illinois
Depreciation and amortization expenses increased $20 million in 2014 compared with 2013, primarily because of electric system capital additions.

2013 versus 2012
Ameren Corporation
Depreciation and amortization expenses increased $33 million in 2013 compared with 2012, primarily because of increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $14 million in 2013 compared with 2012, primarily because of a $6 million increase in depreciation expense related to electric system capital additions and a $6 million increase in amortization expense related to the December 2012 MoPSC electric rate order resulting in higher amortization of pre-MEEIA customer energy efficiency program costs, which were reflected in electric rates effective in January 2013.
Ameren Illinois
Depreciation and amortization expenses increased $22 million in 2013 compared with 2012, primarily because of new electric depreciation rates, which increased depreciation expense by $17 million, as a result of a reduction in the useful lives of existing electric meters that are being replaced with advanced metering infrastructure pursuant to the IEIMA. Additionally, electric system capital additions increased depreciation expense $6 million.
Taxes Other Than Income Taxes
2014 versus 2013
Ameren Corporation
Taxes other than income taxes increased $10 million in 2014 compared with 2013, primarily because of increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Taxes other than income taxes increased $3 million, primarily because of an increase in property taxes resulting from higher tax rates and increased state and local assessments in 2014.
Ameren Illinois
Taxes other than income taxes increased $6 million because of a $3 million increase in gross receipts taxes, as a result of higher natural gas rates and higher sales volumes, and because of a $3 million increase in property taxes between years. The increased gross receipts taxes were offset by increased gross receipts tax revenues, with no overall effect on net income. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.

2013 versus 2012
Ameren Corporation
Taxes other than income taxes increased $15 million in 2013 compared with 2012, primarily because of increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Taxes other than income taxes increased $15 million, primarily because of an increase of $13 million in gross receipts taxes as a result of increased sales. The increased gross receipts taxes were offset by increased gross receipts tax revenues, with no overall effect on net income. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
Ameren Illinois
Taxes other than income taxes increased $2 million, primarily because of an increase of $7 million in gross receipts taxes as a result of increased natural gas sales, partially offset by a decrease of $6 million in property taxes, primarily resulting from electric distribution tax credits received in 2013.
Other Income and Expenses
2014 versus 2013
Ameren Corporation
Other income, net of expenses, increased $14 million in 2014 compared with 2013, primarily because of a $4 million reduction in charitable contributions at Ameren (parent) due to the timing of contributions, an increase in Ameren (parent) interest income from a note receivable with Marketing Company, and items at Ameren Illinois discussed below. See Note 6 – Other Income and Expenses under Part II, Item 8, of this report for additional information.
Ameren Missouri
Other income, net of expenses, was comparable between years.
Ameren Illinois
Other income, net of expenses, increased $8 million, primarily because of increased income from customer-requested construction, and increased interest income on both the IEIMA 2013 and 2014 revenue requirement reconciliation regulatory assets. A decrease in the equity portion of allowance for funds used during construction, primarily due to increased usage of short-term debt to fund capital expenditures, reduced the favorable effect of the above items.

2013 versus 2012
Ameren Corporation
Other income, net of expenses, increased $10 million in 2013 compared with 2012, primarily because of items at Ameren Illinois discussed below.
Ameren Missouri
Other income, net of expenses, decreased $2 million, primarily because of a decrease in interest income resulting from the absence in 2013 of a 2012 interest payment received from Entergy as part of the FERC-ordered refund related to a power purchase agreement that expired in 2009, partially offset by decreased donations. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about the Entergy refund received in 2012.
Ameren Illinois
Other income, net of expenses, increased $11 million, primarily because of decreased donations resulting from the absence in 2013 of the one-time $7.5 million contribution in 2012 to the Illinois Science and Energy Innovation Trust pursuant to the IEIMA, in connection with participation in the formula ratemaking process. Additionally, interest income was higher, primarily caused by the IEIMA's 2013 revenue requirement reconciliation regulatory asset.
Interest Charges
2014 versus 2013
Ameren Corporation
Interest charges decreased $57 million in 2014 compared with 2013, primarily because of a $24 million reduction in interest charges at Ameren (parent), as a result of the maturity of $425 million of 8.875% senior unsecured notes in May 2014, which was replaced with lower cost debt, and a decrease in interest charges associated with uncertain tax positions at Ameren (parent). See Note 13 – Income Taxes under Part II, Item 8, of this report for additional information regarding uncertain tax positions. Additionally, interest charges were lower at Ameren Illinois as discussed below.
Ameren Missouri
Interest charges were comparable between years. The absence in 2014 of a 2013 reduction to interest charges associated with uncertain tax positions resulted in higher interest charges. See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding uncertain tax positions. This increase was partially offset by the effect of refinancing activities that resulted in higher-cost debt being replaced with lower-cost debt.

Ameren Illinois
Interest charges decreased $31 million. There was a reduction in interest charges associated with the regulatory liability for the 2012 IEIMA revenue requirement reconciliation as the refund obligation was completed throughout 2014. The 2013 and 2014 IEIMA revenue requirement reconciliations were both regulatory assets, which, as discussed above under Other Income and Expenses, resulted in interest income. The favorable effect of refinancing activities that resulted in higher-cost debt being replaced with lower-cost debt also decreased interest charges. Additionally, the ICC issued an electric rate order in December 2014, which resulted in a partial reversal of a charge recorded in 2013 associated with a December 2013 ICC electric rate order that had disallowed the recovery from customers of certain debt premium costs. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
2013 versus 2012
Ameren Corporation
Interest charges increased $6 million in 2013 compared with 2012, primarily due to a $5 million increase in interest charges associated with uncertain tax positions at Ameren (parent). In addition, increases at Ameren Illinois more than offset decreases at Ameren Missouri as discussed below.
Ameren Missouri
Interest charges decreased $13 million. Interest charges decreased because of changes in uncertain tax positions. Additionally, the favorable effect of refinancing activities that resulted in higher cost debt being replaced with lower cost debt lowered interest charges.
Ameren Illinois
Interest charges increased $14 million, primarily due to the charge recorded in 2013 as a result of the ICC's December 2013 electric rate order discussed above. Also, interest charges increased because of interest applied to the regulatory liability for the 2012 revenue requirement reconciliation. Partially offsetting these increases was the favorable effect of refinancing activities that resulted in higher cost debt being replaced with lower cost debt.
Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Ameren	39%	38%	37%
Ameren Missouri	37%	38%	37%
Ameren Illinois	41%	40%	40%
See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates.

Income (Loss) from Discontinued Operations, Net of Taxes
No material activity was recorded associated with discontinued operations in 2014. During the year ended December 31, 2013, the loss from discontinued operations, net of taxes, was primarily related to the impairment loss and related income tax effects associated with the New AER divestiture. During 2012, AER's energy centers were impaired under held and used accounting guidance. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.
In January 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. Ameren did not recognize a gain from the sale to Rockland Capital for any value in excess of its $137.5 million carrying value for this disposal group, because any excess amount that Medina Valley may receive, net of taxes and other expenses, over the carrying value will ultimately be paid to Genco in January 2016, pursuant to Ameren's transaction agreement with IPH.
In December 2013, Ameren completed the divestiture of New AER to IPH. Ameren did not receive any cash proceeds from IPH for the divestiture of New AER. Ameren recorded a pretax charge to earnings related to the New AER divestiture of $201 million for the year ended December 31, 2013. In 2013, Ameren adjusted the accumulated deferred income taxes on its consolidated balance sheet to reflect the excess of tax basis over financial reporting basis of its stock investment in AER. This change in basis resulted in a discontinued operations deferred tax expense of $99 million, which was partially offset by the expected tax benefits of $86 million related to the pretax loss from discontinued operations, including the loss on disposal, for the year ended December 31, 2013. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction with IPH are dependent upon the resolution of tax matters under audit. It is reasonably possible in the next 12 months these tax audits will be completed. As a result, tax expense and benefits ultimately realized from the divestitures may differ materially from those recorded as of December 31, 2014, including the final resolution of Ameren's uncertain tax positions.
In 2012, Ameren recorded a $2.58 billion pretax noncash long-lived asset impairment charge to reduce the carrying value of AER’s energy centers to their estimated fair values under the accounting guidance for held and used assets.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash generated from operating activities, we use available cash, credit agreement borrowings, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren

Illinois, other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash from operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures with available cash on hand, cash generated from operating activities, and commercial paper and debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments. We plan to implement our long-term financing plans for debt, equity, or equity-linked securities to finance our operations appropriately, to fund scheduled debt maturities, and to maintain financial strength and flexibility.
The use of cash generated from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2014. The working capital deficit as of December 31, 2014, was primarily the result of increased commercial paper issuances. With the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity, of which $1.4 billion was available at December 31, 2014.

The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2014, 2013, and 2012:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Ameren(a) – continuing operations	$1,557	$1,636	$1,404	$(1,856)	$(1,440)	$(1,153)	$141	$(149)	$(426)
Ameren(a) – discontinued operations	(6)	57	286	139	(283)	(157)	—	—	—
Ameren Missouri	950	1,143	1,004	(837)	(687)	(703)	(113)	(603)	(354)
Ameren Illinois	445	651	519	(828)	(695)	(437)	383	45	(103)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
2014 versus 2013
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations decreased $79 million in 2014, compared with 2013. The following items contributed to the decrease:

•
An $89 million decrease in the cash associated with Ameren Missouri’s under-recovered FAC costs. Deferrals and refunds exceeded recoveries in 2014 by $49 million, while recoveries exceeded deferrals in 2013 by $40 million.

•	The 2014 refunds to Ameren Illinois customers of $67 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, compared with no refunds in 2013.

•	A $65 million difference in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Missouri and Ameren Illinois customers.

•	A $50 million increase in coal purchases caused by increased volumes and prices. Ameren Missouri purchased less coal in 2013, due, in part, to delivery disruptions from flooding.

•	A $42 million difference in purchased power commodity costs incurred compared with amounts collected from Ameren Illinois customers.

•	A $39 million increase in rebate payments provided for customer-installed solar generation at Ameren Missouri, which will be collected from customers in a future period.

•	A $38 million decrease in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A decrease of $26 million at Ameren Missouri and Ameren Illinois for storm restoration assistance provided to nonaffiliated utilities, primarily due to Hurricane Sandy in 2013.

•	A $26 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and IEIMA projects.

•	Refunds of $24 million to customers as required by a September 2014 FERC order in Ameren Illinois' wholesale distribution rate case.

•	A $23 million increase in the value of natural gas held in storage at Ameren Illinois because of increased market prices and timing of injections and withdrawals.

•	A $22 million decrease associated with stock-based compensation awards.

•	A $21 million increase in labor costs at Ameren Illinois, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $21 million difference in transmission service costs incurred compared with amounts collected from customers primarily at Ameren Illinois.

•	A net $19 million decrease in returns of collateral posted with counterparties due to changes at Ameren Missouri and Ameren Illinois discussed below.

•	A $17 million increase in the purchase of receivables from alternative retail electric suppliers compared with amounts collected from Ameren Illinois customers.

•	A $16 million decrease in contributions received by Ameren Illinois from customers for future construction.

•	An $8 million increase in property tax payments at Ameren Missouri caused by higher assessed property tax values and increased property tax rates.
The following items partially offset the decrease in Ameren's cash from operating activities associated with continuing operations during 2014, compared with 2013:

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $166 million.

•
Income tax refunds of $41 million in 2014, primarily due to federal settlements for the tax years 2007 through 2011, compared with income tax payments in 2013 of $116 million. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for income tax payment (refund) information as it relates to continuing and discontinued operations.

•
A $76 million decrease in pension and postretirement benefit plan contributions. In addition to the Ameren Missouri and Ameren Illinois amounts discussed below, Ameren's nonregistrant subsidiaries' contributions to the pension and postretirement benefit plans decreased $30 million.

•	A $74 million increase in the collection of customer receivable balances compared to the prior year driven by the timing and amount of revenues in each period.

•
A $29 million decrease in interest payments, primarily due to refinancing activity at Ameren Missouri and Ameren (parent). See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for interest payment information as it relates to continuing and discontinued operations.

•	A $27 million insurance receipt at Ameren Missouri related to the December 2005 breach of the upper reservoir at the Taum Sauk pumped-storage hydroelectric energy center.
Ameren’s cash from operating activities associated with discontinued operations decreased in 2014, compared with 2013. The 2013 activity related to the disposed New AER and the Elgin, Gibson City and Grand Tower energy centers. The 2014 activity related to transaction costs and tax payments associated with the Elgin, Gibson City and Grand Tower energy centers.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $193 million in 2014, compared with 2013. The following items contributed to the decrease:

•	A $129 million increase in income tax payments paid to Ameren (parent) pursuant to the tax allocation agreement, resulting primarily from fewer deductions for capital expenditures for tax years 2007 through 2013, which caused increased payments in 2014. The increase was partially offset by a reduction in payments due to the expected use of net operating loss carryforwards in 2014.

•
An $89 million decrease in the cash associated with Ameren Missouri’s under-recovered FAC costs. Deferrals and refunds exceeded recoveries in 2014 by $49 million, while recoveries exceeded deferrals in 2013 by $40 million.

•	A $50 million increase in coal purchases caused by increased volumes and prices. Ameren Missouri purchased less coal in 2013, due, in part, to delivery disruptions from flooding.

•	A $39 million increase in rebate payments provided for customer-installed solar generation, which will be collected from customers in a future period.

•	A $28 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	An $11 million decrease in natural gas commodity costs collected from customers under the PGA.

•	A decrease of $10 million for storm restoration assistance provided to nonaffiliated utilities, primarily due to Hurricane Sandy in 2013.

•	An $8 million increase in property tax payments caused by higher assessed property tax values and increased property tax rates.
The following items partially offset the decrease in Ameren Missouri's cash from operating activities during 2014, compared with 2013:

•	A $76 million increase in the collection of customer receivable balances compared to the prior year driven by the timing and amount of revenues in each period.

•	A $27 million insurance receipt related to the December 2005 breach of the upper reservoir at the Taum Sauk pumped-storage hydroelectric energy center.

•	A $26 million decrease in pension and postretirement benefit plan contributions.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $20 million.

•	A net $10 million increase in returns of collateral posted with counterparties primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $9 million decrease in interest payments, primarily due to refinancing activity.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $206 million in 2014, compared with 2013. The following items contributed to the decrease:

•	The 2014 refunds to customers of $67 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, compared with no refunds in 2013.

•	A $42 million difference in purchased power commodity costs incurred compared with amounts collected from customers.

•	A $37 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	A net $29 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $27 million decrease in natural gas commodity costs collected from customers under the PGA.

•	A $26 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.

•	Refunds to customers of $24 million as required by a September 2014 FERC order in the wholesale distribution rate case.

•	A $23 million increase in the value of natural gas held in storage because of increased market prices and the timing of injections and withdrawals.

•	A $21 million increase in labor costs, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $20 million difference in transmission service costs incurred compared with amounts collected from customers.

•	A $17 million increase in the purchase of receivables from alternative retail electric suppliers compared with amounts collected from customers.

•	A $16 million decrease in contributions received from customers for future construction.

•	The absence of $16 million received in 2013 for storm restoration assistance provided to nonaffiliated utilities, primarily due to Hurricane Sandy.
The following items partially offset the decrease in Ameren Illinois' cash from operating activities during 2014, compared with 2013:

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $126 million.

•	A $21 million increase in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, resulting primarily from the expected use of net operating loss carryforwards in 2014.

•	A $20 million decrease in pension and postretirement benefit plan contributions.
2013 versus 2012
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $232 million in 2013, compared with 2012. The following items contributed to the increase:

•
The absence in 2013 of $138 million in premiums paid to debt holders in 2012 in connection with the repurchase of the tendered principal of multiple series of Ameren Missouri and Ameren Illinois senior secured notes.

•
A $115 million increase in the cash associated with Ameren Missouri’s under-recovered FAC costs. Recoveries outpaced deferrals in 2013 by $41 million, while deferrals and refunds outpaced recoveries in 2012 by $74 million.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $109 million.

•
A $94 million increase due to changes in Ameren Missouri coal inventory levels. In 2013, coal inventory levels decreased by $62 million because of delivery disruptions due to flooding, while in 2012, coal inventory levels increased by $32 million, primarily because additional tons were held in inventory when generation levels were lower than expected due to market conditions.

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
The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations during 2013, compared with 2012:

•
A $106 million increase in income tax payments for continuing operations. As discussed below, income tax payments at Ameren Missouri increased $89 million, while income tax refunds at Ameren Illinois increased $1 million. Considering both Ameren's continuing and discontinued operations, Ameren made immaterial federal income tax payments in 2013.

•	A $91 million decrease in the collection of customer receivable balances compared with the prior year, driven by the timing and amount of revenues in each period.

•	A $27 million increase in payments for the 2013 scheduled nuclear refueling and maintenance outage at the Callaway energy center. There was no refueling and maintenance outage in 2012.

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

•
An $8 million increase in pension and postretirement benefit plan contributions, primarily caused by an increase in funding requirements in 2013 compared with 2012, partially offset by an additional postretirement contribution in 2012 at Ameren Illinois. In addition to the Ameren Missouri and Ameren Illinois amounts discussed below, Ameren's nonregistrant subsidiaries increased their contributions to the pension and postretirement benefit plans by $19 million.

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
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $139 million in 2013, compared with 2012. The following items contributed to the increase:

•
A $115 million increase in the cash associated with under-recovered FAC costs. Recoveries exceeded deferrals in 2013 by $41 million, while deferrals and refunds exceeded recoveries in 2012 by $74 million.

•
A $94 million increase due to changes in coal inventory levels. In 2013, coal inventory levels decreased by $62 million because of delivery disruptions due to flooding, while in 2012, coal inventory levels increased by $32 million, primarily because additional tons were held in inventory when generation levels were lower than expected due to market conditions.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $91 million.

•	The absence in 2013 of $62 million in premiums paid to debt holders in 2012 in connection with the repurchase of the tendered principal of multiple series of senior secured notes.

•	The absence in 2013 of $25 million in severance payments made in 2012 as a result of the voluntary separation offers extended to employees in the fourth quarter of 2011.

•	An $8 million decrease in interest payments, primarily due to 2012 refinancing activity and timing of payments on senior secured notes.
The following items partially offset the increase in Ameren Missouri's cash from operating activities during 2013, compared with 2012:

•
Income tax payments that totaled $86 million in 2013, resulting primarily from a reduction in accelerated depreciation deductions, while income tax refunds were $3 million in 2012. Payments and refunds were made between Ameren Missouri and Ameren (parent) pursuant to the tax allocation agreement.

•	A $60 million decrease in the collection of customer receivable balances compared with the prior year, driven by the timing and amount of revenues in each period.

•	A $27 million increase in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2012.

•	A $20 million increase in property tax payments caused by the timing of payments.

•
The absence in 2013 of court registry receipts and payments. In 2012, Ameren Missouri received $19 million from the Circuit Court of Stoddard County's registry and the Circuit Court of Cole County's registry, net of payments into those registries, as a result of a Missouri Court of Appeals ruling upholding the MoPSC's January 2009 electric rate order.

•	A $9 million increase in pension and postretirement benefit plan contributions primarily caused by an increase in funding requirements in 2013 compared with 2012.

•	An $8 million increase in major storm restoration costs.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $132 million in 2013, compared with 2012. The following items contributed to the increase:

•	The absence in 2013 of $76 million in premiums paid to debt holders in 2012 in connection with the repurchase of the tendered principal of multiple series of senior secured notes.

•	A $20 million decrease in pension and postretirement benefit plan contributions, primarily caused by an additional postretirement contribution in 2012.

•	The receipt of $16 million in 2013 for storm restoration assistance provided to nonaffiliated utilities in 2012.

•	A $13 million decrease in interest payments, primarily due to 2012 refinancing activity and timing of payments on senior secured notes.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $11 million.

•	A one-time $7.5 million contribution, in 2012, to the Illinois Science and Energy Innovation Trust as required by the IEIMA.

•	A $7 million decrease in property tax payments due to two electricity distribution tax credit refunds received in 2013.
The following items partially offset the increase in Ameren Illinois' cash from operating activities during 2013, compared with 2012:

•	A $29 million decrease in the collection of customer receivable balances compared with the prior year, driven by the timing and amount of revenues in each period.

•	An $11 million increase in labor costs primarily related to increased staffing levels associated with IEIMA.
Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations and federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2014, its investment performance in 2014, and its pension funding policy, Ameren expects to make annual contributions of $25 million to $115 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 41% and 40%, respectively. These amounts are estimates. The estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, or any voluntary contributions. In 2014, Ameren contributed $99 million to its pension plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
2014 versus 2013
Ameren's cash used in investing activities associated with continuing operations increased by $416 million during 2014, compared with 2013. Capital expenditures increased $406 million, primarily because of increased transmission expenditures, which included a $150 million increase for ATXI's Illinois Rivers project. In addition, capital expenditures for energy center, reliability and IEIMA projects increased cash used in investing activities and are discussed below.
During 2014, cash provided by investing activities associated with Ameren’s discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2014, offset by payment of $13 million to IPH for the final working capital adjustment and a portion of certain contingent liabilities associated with the New AER divestiture. In comparison, cash used in investing activities associated with discontinued operations during 2013 was $283 million, primarily because of the requirement to leave $235 million with New AER upon divestiture, pursuant to the transaction agreement with IPH.
Ameren Missouri’s cash used in investing activities

increased by $150 million during 2014, compared with 2013. Capital expenditures increased $99 million, primarily for reliability and energy center projects, including the nuclear reactor vessel head replacement project at its Callaway energy center, the electrostatic precipitator upgrades at the Labadie energy center, a new substation in St. Louis, and investment in the O’Fallon energy center, offset by a reduction in storm restoration expenditures. Nuclear fuel expenditures increased by $29 million due to timing of purchases in 2014 compared to 2013. In addition, cash used in investing activities increased in 2014 because of the absence in 2014 of $24 million in net receipts related to money pool advances received in 2013.
Ameren Illinois’ cash used in investing activities increased by $133 million during 2014, compared with 2013, because of increased capital expenditures, primarily for transmission, reliability, and IEIMA projects.
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
Cash used in investing activities associated with Ameren’s discontinued operations increased $126 million during 2013, compared with 2012, primarily because of the requirement to leave $235 million with New AER upon divestiture, pursuant to the transaction agreement with IPH. This use of cash was partially offset by reduced capital expenditures in 2013 as a result of the deceleration of the scrubber construction project at the previously-owned Newton energy center.
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
Ameren Illinois' cash used in investing activities increased $258 million during 2013, compared with 2012. Capital expenditures increased $259 million, primarily because of increased expenditures of $164 million for transmission and reliability projects, $18 million for storm restoration costs, and $12 million for IEIMA projects.
Capital Expenditures
The following table presents the capital expenditures by the

Ameren Companies for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Ameren(a)	$1,785	$1,379	$1,063
Ameren Missouri	747	648	595
Ameren Illinois	835	701	442

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and the elimination of intercompany transfers.
Ameren’s 2014 capital expenditures consisted primarily of the following expenditures by its subsidiaries. Ameren Missouri spent $101 million for electrostatic precipitator upgrades at its Labadie energy center, $33 million for the replacement of the nuclear reactor vessel head at its Callaway energy center, and $16 million for the construction of the O’Fallon energy center. Ameren Illinois spent $284 million on transmission initiatives and $89 million on IEIMA projects. ATXI spent $201 million on the Illinois Rivers project. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2013 capital expenditures consisted primarily of the following expenditures by its subsidiaries. Ameren Missouri spent $53 million for electrostatic precipitator upgrades at the Labadie energy center, $30 million on storm restoration, and $29 million on the replacement of the nuclear reactor vessel head at its Callaway energy center which was installed during the 2014 refueling and maintenance outage. Ameren Illinois spent $269 million on transmission initiatives, $33 million on IEIMA projects, and $23 million on storm restoration. ATXI spent $51 million on the Illinois Rivers project. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2012 capital expenditures consisted primarily of the following expenditures by its subsidiaries. Ameren Missouri spent $30 million on the replacement of the nuclear reactor vessel head at its Callaway energy center which was installed during the 2014 refueling and maintenance outage, and $23 million on a boiler upgrade project. Ameren Illinois spent $27 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
The following table presents Ameren's estimate of capital expenditures that will be incurred from 2015 through 2019, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations. Ameren expects to allocate more of its discretionary capital expenditures to Ameren Illinois and ATXI based on the more constructive regulatory frameworks within which they operate.

	2015	2016 - 2019			Total
Ameren Missouri	$710	$2,875	-	$3,180	$3,585	-	$3,890
Ameren Illinois	905	2,775	-	3,065	3,680	-	3,970
ATXI	345	945	-	1,045	1,290	-	1,390
Ameren	$1,960	$6,595	-	$7,290	$8,555	-	$9,250
Ameren Missouri’s estimated capital expenditures include transmission, distribution, and generation-related investments, as well as expenditures for compliance with environmental regulations. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, capital expenditures incremental to historical average electric delivery capital expenditures to modernize its distribution system pursuant to the IEIMA, and capital expenditures for qualified investments in natural gas infrastructure under the QIP rider. ATXI's estimated capital expenditures include expenditures for the three MISO-approved multi-value transmission projects. For additional information regarding the IEIMA capital expenditure requirements, the QIP rider, and ATXI's transmission projects, see Business under Part I, Item 1, of this report.
Ameren Missouri continually reviews its generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, and our ability and willingness to pursue transmission investments, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant capital expenditures or losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures.
Environmental Capital Expenditures
Ameren Missouri will incur significant costs in future years to comply with federal and state regulations including those requiring the reduction of SO2, NOx, and mercury emissions from its coal-fired energy centers. See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital expenditures to comply with such laws and regulations.
Cash Flows from Financing Activities
2014 versus 2013
Ameren's financing activities associated with continuing operations provided net cash of $141 million in 2014, compared with 2013 when Ameren used cash of $149 million. During 2014, Ameren and its registrant subsidiaries issued lower-cost long-term and short-term debt to fund the maturities and redemptions of higher-cost long-term debt, including the maturity of Ameren (parent)’s $425 million senior unsecured notes. In 2014, Ameren also used cash from financing activities to fund investing activities that were not funded by cash generated from operating activities. In comparison, during 2013, Ameren and its registrant subsidiaries issued lower-cost long-term and short-term debt to fund the maturities and redemptions of higher-cost long-debt and to fund the $235 million that Ameren was required to leave with New AER upon its divestiture in December 2013, pursuant to the transaction agreement with IPH. In 2013, Ameren used cash on hand to fund investing and financing activities that were not funded by cash generated from operating activities.

No cash from financing activities was used for discontinued operations during 2014.

Ameren Missouri’s financing activities used net cash of $113 million in 2014, compared with $603 million in 2013. During 2014, Ameren Missouri issued $350 million of senior secured notes and a net $97 million of short-term debt, repaid at maturity $104 million of long-term debt, repaid $105 million to the money pool, and paid common stock dividends of $340 million. Ameren Missouri used cash generated from its operating activities to fund investing and financing activities in 2014. In comparison, during 2013, Ameren Missouri redeemed $244 million of long-term debt, paid common stock dividends of $460 million, and received $105 million from the money pool. In 2013, Ameren Missouri used cash on hand to fund investing and financing activities that were not funded by cash generated from operating activities.

Ameren Illinois' financing activities provided net cash of $383 million in 2014, compared with $45 million in 2013. During 2014, Ameren Illinois issued $550 million in senior secured notes and a net $32 million of short-term debt, redeemed existing long-term debt of $163 million, and repaid $41 million to the money pool. In comparison, during 2013, Ameren Illinois issued $280 million in senior secured debt, repaid at maturity $150 million of long-term debt, and paid common stock dividends of $110 million. During both years, Ameren Illinois used cash from financing activities to fund investing activities that were not funded by cash generated from operating activities.
2013 versus 2012
Ameren used net cash of $149 million in 2013, compared with $426 million in 2012 related to financing activities associated with continuing operations. During 2013, Ameren and its registrant subsidiaries issued lower-cost long-term and short-term debt to fund the maturities and redemptions of higher-cost long-term debt and to fund the $235 million that Ameren was required to leave with New AER upon its divestiture in December 2013, pursuant to the transaction agreement with IPH. During 2012, Ameren and its registrant subsidiaries issued lower-cost long-term debt to fund the maturities and redemptions of higher-cost long-term debt and repay short-term debt. During both years, Ameren used cash on hand to fund investing and financing activities that were not funded by cash generated from operating activities.

No cash from financing activities was used for discontinued operations during 2013.

Ameren Missouri’s financing activities used net cash of $603 million in 2013, compared with $354 million in 2012. During 2013, Ameren Missouri redeemed $244 million of long-term debt, paid common stock dividends of $460 million, and received $105 million from the money pool. In comparison, during 2012, Ameren Missouri issued $485 million of senior secured notes, redeemed or repaid of $422 million of long-term debt, and paid common stock dividends of $400 million. During both years, Ameren Missouri used cash on hand to fund investing and financing activities that were not funded by cash generated from operating activities.

Ameren Illinois' financing activities provided net cash of $45 million in 2013, compared with 2012 when Ameren Illinois’ financing activities used net cash of $103 million. During 2013, Ameren Illinois issued $280 million in senior secured debt, repaid at maturity $150 million of long-term debt, and paid common stock dividends of $110 million. Ameren Illinois used cash from financing activities to fund investing activities that were not funded by cash provided by operating activities. In comparison, during 2012, Ameren Illinois issued $400 million of senior secured notes, redeemed or repaid $333 million of long-term debt and paid common stock dividends of $189 million. In 2012, Ameren Illinois used cash on hand to fund investing and financing activities that were not funded by cash generated from operating activities.
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit agreements, or commercial paper issuances. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit agreements, short-term borrowing activity, commercial paper issuances, relevant interest rates, and borrowings under Ameren’s money pool arrangements.

The following table presents the committed 2012 Credit Agreements of Ameren, Ameren Missouri, and Ameren Illinois and the credit capacity available under such agreements, considering reductions for commercial paper issuances and letters of credit, as of December 31, 2014:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement	December 2019	$1,000	$1,000
Less: Commercial paper outstanding		(a)	438
Subtotal			562
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement	December 2019	1,100	1,100
Less: Commercial paper outstanding		(a)	276
Less: Letters of credit(b)		(a)	13
Subtotal			811
Ameren total		$2,100	$1,373

(a)	Not applicable.

(b)
As of December 31, 2014, $9 million of the letters of credit relate to Ameren's ongoing credit support obligations to New AER. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.

In December 2014, Ameren (parent), Ameren Missouri and Ameren Illinois amended, restated, and extended the maturity dates of their 2012 Credit Agreements from November 14, 2017, to December 11, 2019. Borrowings by Ameren under either of the 2012 Credit Agreements are due and payable no later than the maturity date, while borrowings by Ameren Missouri and Ameren Illinois are due and payable no later than the earlier of the maturity date or 364 days after the date of such borrowing (subject to the right of each borrower to re-borrow in accordance with the terms of the applicable 2012 Credit Agreement). The 2012 Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the 2012 Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The 2012 Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The 2012 Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. During 2013 and 2014, issuances under the Ameren, Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates available under the 2012 Credit Agreements. As such, commercial paper issuances were a preferred source of third-party short-term debt relative to credit facility borrowings.
The maximum aggregate amount available to each borrower under each facility is shown in the following table (the amount being the borrower’s “Borrowing Sublimit”):

	2012 Missouri Credit Agreement	2012 Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
Subject to applicable regulatory short-term borrowing authorizations, these credit arrangements are also available to Ameren's other subsidiaries through direct short-term borrowings from Ameren, including, but not limited to, Ameren Services, through a money pool agreement. Ameren has money pool agreements with and among its subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a detailed explanation of the money pool arrangements.
The issuance of short-term debt securities by Ameren's utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In February 2014, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 16, 2016. In September 2014, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 15, 2016.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances, redemptions, repurchases, and maturities of long-term debt (net of any issuance discounts) for the years ended December 31, 2014, 2013, and 2012 for the Ameren Companies. The Ameren Companies did not issue any common stock or redeem or repurchase any preferred stock during the years ended 2014, 2013, and 2012. For additional information related to the terms and uses of these issuances and effective registration statements, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2014	2013	2012
Issuances
Ameren Missouri:
3.90% Senior secured notes due 2042	September	$—	$—	$482
3.50% Senior secured notes due 2024	April	350	—	—
Ameren Illinois:
2.70% Senior secured notes due 2022	August	—	—	400
4.80% Senior secured notes due 2043	December	—	278	—
4.30% Senior secured notes due 2044	June	248	—	—
3.25% Senior secured notes due 2025	December	300	—	—
Total Ameren long-term debt issuances		$898	$278	$882
Redemptions, Repurchases and Maturities
Ameren (Parent):
8.875% Senior unsecured notes due 2014	May	$425	$—	$—
Ameren Missouri:
City of Bowling Green capital lease (Peno Creek CT)	Various	5	5	5
5.25% Senior secured notes due 2012	September	—	—	173
6.00% Senior secured notes due 2018	September	—	—	71
6.70% Senior secured notes due 2019	September	—	—	121
5.10% Senior secured notes due 2018	September	—	—	1
5.10% Senior secured notes due 2019	September	—	—	56
1993 5.45% Series pollution control revenue bonds due 2028	October	—	44	—
4.65% Senior secured notes due 2013	October	—	200	—
5.50% Senior secured notes due 2014	May	104	—	—
Ameren Illinois:
9.75% Senior secured notes due 2018	August	—	—	87
6.25% Senior secured notes due 2018	August	—	—	194
5.50% 2000 Series A pollution control revenue bonds due 2014	August	—	—	51
6.20% Series 1992B due 2012	November	—	—	1
8.875% Senior secured notes due 2013	December	—	150	—
5.90% Series 1993 due 2023(a)	January	32	—	—
5.70% 1994A Series due 2024(a)	January	36	—	—
5.95% 1993 Series C-1 due 2026	January	35	—	—
5.70% 1993 Series C-2 due 2026	January	8	—	—
5.40% 1998A Series due 2028	January	19	—	—
5.40% 1998B Series due 2028	January	33	—	—
Total Ameren long-term debt redemptions, repurchases and maturities		$697	$399	$760
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

Indebtedness Provisions and Other Covenants
At December 31, 2014, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our bank credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
We consider access to short-term and long-term capital markets to be a significant source of funding for capital requirements not satisfied by cash generated from our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital markets. However, events beyond Ameren's, Ameren Missouri's, and Ameren Illinois' control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.
Dividends and Return of Capital
Ameren paid to its shareholders common stock dividends totaling $390 million, or $1.61 per share, in 2014, $388 million, or $1.60 per share, in 2013, and $382 million, or $1.60 per share, in 2012.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. The board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various issues, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 13, 2015, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 41 cents per share, payable on March 31, 2015, to shareholders of record on March 11, 2015.
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
Ameren Missouri and Ameren Illinois, as well as certain other nonregistrant Ameren subsidiaries, are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and from retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on its stock unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.
Ameren has committed to the FERC to maintain a minimum of 30% equity in its capital structure at Ameren Illinois.
At December 31, 2014, Ameren, Ameren Missouri, and Ameren Illinois were not restricted from paying dividends.
At December 31, 2014, the amount of restricted net assets of wholly owned subsidiaries of Ameren that may not be distributed to Ameren in the form of a loan or dividend was $2.3 billion.

The following table presents common stock dividends paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren.

	2014		2013	2012
Ameren Missouri	$340	(a)	$460	$400
Ameren Illinois	—		110	189
Ameren	390		388	382

(a)	Additionally, during the fourth quarter of 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2014. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans. These expected pension funding amounts are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total
Ameren:(a)
Long-term debt and capital lease obligations(b)	$120	$1,076	$1,421	$3,634	$6,251
Interest payments(c)	339	613	429	2,387	3,768
Operating leases(d)	13	24	23	38	98
Other obligations(e)	1,317	1,978	660	1,231	5,186
Total cash contractual obligations	$1,789	$3,691	$2,533	$7,290	$15,303
Ameren Missouri:
Long-term debt and capital lease obligations(b)	$120	$697	$964	$2,224	$4,005
Interest payments(c)	220	390	289	1,580	2,479
Operating leases(d)	11	22	20	37	90
Other obligations(e)	898	1,613	476	525	3,512
Total cash contractual obligations	$1,249	$2,722	$1,749	$4,366	$10,086
Ameren Illinois:
Long-term debt(b)	$—	$379	$457	$1,410	$2,246
Interest payments(c)	118	224	139	807	1,288
Operating leases(d)	1	2	2	1	6
Other obligations(e)	381	347	184	706	1,618
Total cash contractual obligations	$500	$952	$782	$2,924	$5,158

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.

(b)	Excludes unamortized discount and premium of $11 million, $6 million, and $5 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(c)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2014.

(d)
Amounts for certain land-related leases have indefinite payment periods. The annual obligation of $2 million, $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, for these items is included in the Less than 1 Year, 1 - 3 Years, and 3 - 5 Years columns.

(e)	See Other Obligations in Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
As of December 31, 2014, the amounts of unrecognized tax benefits (detriments) for uncertain tax positions were $54 million, $- million, and $(1) million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. It is reasonably possible to expect that the settlement of an unrecognized tax benefit will result in an underpayment or overpayment of tax and related interest. However, there is a high degree of uncertainty with respect to the timing of cash payments or receipts associated with unrecognized tax benefits. The amount and timing of certain payments or receipts is not reliably estimable or determinable at this time. See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding the Ameren Companies’ unrecognized tax benefits and related liabilities for interest expense.
Off-Balance-Sheet Arrangements
At December 31, 2014, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.
Credit Ratings
Our credit ratings affect our liquidity, our access to the

capital markets and credit markets, our cost of borrowing under our credit facilities, our commercial paper programs, and our collateral posting requirements under commodity contracts.
The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P, and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa2	BBB+	BBB+
Senior unsecured debt	Baa2	BBB	BBB+
Commercial paper	P-2	A-2	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+	BBB+
Secured debt	A2	A	A
Senior unsecured debt	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F-2
Ameren Illinois:
Issuer/corporate credit rating	Baa1	BBB+	BBB
Secured debt	A2	A	A-
Senior unsecured debt	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F-2
The cost of borrowing under our credit facilities can also fluctuate depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in a potential negative impact on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts at December 31, 2014, were $7 million, $7 million, and less than $1 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million and $2 million, respectively, at December 31, 2014. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at December 31, 2014, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $159 million, $88 million, and $71 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than December 31, 2014, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. If market prices were 15% lower than December 31, 2014 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to $25 million, $14 million, and $11 million, respectively.
The balance of Marketing Company’s note payable to Ameren for cash collateral requirements was $12 million at December 31, 2014. This balance will vary until December 2, 2015, as cash collateral requirements caused by changes in commodity prices could trigger additional collateral postings and prepayments for New AER and thus affect the balance of the note. Ameren’s obligation to provide credit support on behalf of New AER will cease on December 2, 2015. If market prices were 15% higher than their December 31, 2014 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide additional credit support to IPH, up to $26 million. If market prices were 15% lower than their December 31, 2014 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide IPH with additional credit support up to $31 million. If, on December 31, 2014, Ameren's credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $26 million.
See Note 16 – Divestiture Transactions and Discontinued

Operations under Part II, Item 8, of this report for information regarding Ameren (parent) guarantees.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We are seeking to improve our regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks. We are seeking to align our overall spending, both operating and capital, with economic conditions and cash flows provided by our regulators. Consequently, we are focused on minimizing the gap between allowed and earned returns on equity. We intend to allocate capital resources to our business opportunities that offer the most attractive risk-adjusted return potential.
Below are some key trends, events, and uncertainties that are reasonably likely to affect the Ameren Companies' results of operations, financial condition, or liquidity, as well as their ability to achieve strategic and financial objectives, for 2015 and beyond.
Operations

•
Our strategy for earning competitive returns on our investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with those rate case outcomes, economic conditions, and return opportunities.

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The total investment in these three projects is expected to be more than $1.4 billion during 2015 through 2019. This total includes over $100 million of investment by Ameren Illinois to construct connections to its existing transmission system. Separate from the three projects discussed above, Ameren Illinois expects to invest approximately $900 million in electric transmission assets during 2015 through 2019 to address load growth and reliability requirements.

•
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 9.15%. Currently, the FERC-allowed base return on common equity for MISO transmission owners is 12.38%. However, the 12.38% return is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners. In January 2015, the FERC scheduled the initial case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' 2015 earnings by an estimated $4 million and $2 million, respectively, based on projected rate base. The final outcome of these proceedings could result in a refund to customers retroactive to November 2013 and have a material impact on the results of operations, financial position, and liquidity of Ameren and Ameren Illinois.

•
In January 2015, FERC approved our request to implement an incentive adder of up to 50 basis points on the allowed base return on common equity prospectively from January 6, 2015, and to defer collection of the incentive adder until the issuance of the final order addressing the initial MISO complaint case discussed above.

•
Both Ameren Illinois and ATXI have FERC authorization to employ a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Using the rates that became effective on January 1, 2015, and an assumed 12.38% return on equity, Ameren Illinois expects that the 2015 revenue requirement for its electric transmission business to be $199 million, which represents a $40 million increase over the 2014 revenue requirement because of rate base growth. These rates also reflect a capital structure composed of approximately 54% common equity and a rate base of $890 million. Using the rates that became effective on January 1, 2015, and an assumed 12.38% return on equity, ATXI expects that the 2015 revenue requirement for its electric transmission business to be $80 million, which represents a $46 million increase over the 2014 revenue requirement because of rate base growth, primarily relating to the Illinois Rivers project. These rates also reflect a capital structure composed of approximately 56% common equity, and a rate base of $536 million.

•
In February 2015, Ameren Missouri filed an amended request with the MoPSC seeking approval to increase its annual revenues for electric service by approximately $190 million. The MoPSC proceedings relating to the proposed electric service rate increase are ongoing and a decision by the MoPSC is expected by May 2015, with new rates effective by June 2015.

•
Ameren Missouri's current MEEIA plan provides for a cumulative investment in customer energy efficiency programs of $147 million during 2013 through 2015. In December 2014, Ameren Missouri filed a new proposed energy efficiency plan with the MoPSC under the MEEIA. This plan includes a portfolio of customer energy efficiency programs along with a cost recovery mechanism. If the plan is approved, beginning in January 2016, Ameren Missouri intends to invest $135 million over three years for the proposed customer energy efficiency programs.

•
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $53 million. A decision by the ICC in this proceeding is required by December 2015 and new rates are expected to be effective in January 2016.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2015 electric delivery service revenues will be based on its 2015 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2015 revenue requirement is expected to be higher than the 2014 revenue requirement, due to an expected increase in recoverable costs and rate base growth. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' 2015 net income.

•
In December 2014, the ICC issued an order with respect to Ameren Illinois’ annual update filing. The ICC approved a $204 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2015. These rates have affected and will continue to affect Ameren Illinois' cash receipts during 2015, but will not be the sole determinant of its electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2015 revenue requirement reconciliation. The 2015 revenue requirement reconciliation, as discussed above, is expected to result in a regulatory asset that will be collected from customers in 2017.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in the spring of 2016. During the 2014 refueling, Ameren Missouri incurred maintenance expenses of $36 million. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, resulting in limited impacts to earnings.

•
As of December 31, 2014, Ameren Missouri had capitalized $69 million of costs incurred to license additional nuclear generation at its Callaway energy site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at the Callaway site, and the NRC suspended review of the COL application. The suspended status of the COL application currently extends through the end of 2015. If efforts to license additional nuclear generation are abandoned, the NRC does not extend the COL application suspended status, or if management concludes that it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made.

•
Ameren Missouri is engaged in litigation with an insurer to recover an unpaid liability insurance claim for the December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if

Ameren Missouri’s remaining liability insurance claim of $41 million as of December 31, 2014, is not paid by the insurer.

•
Under the provisions of the CSRA, Ameren Illinois received ICC approval for its QIP rider in January 2015 and subsequently began including qualified investments and recording revenue under this regulatory framework. Ameren Illinois will start recovering costs from these investments in March 2015.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address cost recovery pressures and to support investment in their energy infrastructure. These pressures include limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among others.

For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, Taum Sauk matters, and separate FERC orders affecting Ameren Missouri and Ameren Illinois, see Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
We expect to incur significant capital expenditures in order to make investments to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will incur up to $9.3 billion (Ameren Missouri – up to $3.9 billion; Ameren Illinois – up to $4.0 billion; ATXI – up to $1.4 billion) of capital expenditures during the period from 2015 through 2019.

•
Existing and future environmental regulations, including those related to greenhouse gas emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. These expenses could be prohibitive at some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered timely in rates.

•	Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. Ameren Missouri files a non-binding integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014 is a 20-year plan that supports a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas and nuclear power. The plan includes expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, and adding natural-gas-fired combined cycle generation. Ameren Missouri continues to study future alternatives, including additional customer energy efficiency programs, that could help defer new energy center construction. Ameren Missouri’s integrated resource plan is projected to achieve the carbon emissions reductions proposed in the EPA’s Clean Power Plan by 2035, rather than the EPA’s final target date of 2030 or its interim target dates beginning in 2020.

•
Ameren Missouri continues to evaluate its potential compliance plans for the proposed Clean Power Plan. Preliminary studies suggest that if the proposed Clean Power Plan were to be finalized in its current form, Ameren Missouri may need to incur new or accelerated capital expenditures and increased fuel costs in order to achieve compliance. As proposed, the Clean Power Plan would require the states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans might require Ameren Missouri to construct natural-gas-fired combined cycle generation and renewable generation, currently estimated to cost approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, Missouri’s implementation of the proposed rules, if adopted, could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs or impairment of assets.

•
To fund investment requirements of our businesses, we seek to maintain access to the capital markets at commercially attractive rates. We seek to enhance regulatory frameworks and returns in order to improve liquidity, credit metrics, and related access to capital.

•
In December 2014, the Ameren Companies amended and restated their credit agreements to cumulatively provide $2.1 billion of credit through December 11, 2019, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the 2012 Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their cash from operating activities, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
As of December 31, 2014, Ameren had $531 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $86 million and Ameren Illinois – $137 million) and $131 million in federal and state income tax credit carryforwards (Ameren Missouri – $21 million and Ameren Illinois – $2 million). These tax benefits are still subject to audits and examinations by taxing authorities. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri and Ameren Illinois during 2015 and 2016, while Ameren does not expect to make material federal income tax payments until 2017. In addition, Ameren has $55 million of expected income tax refunds and state overpayments that will offset income tax liabilities into 2017. These tax benefits, primarily at the Ameren (parent) level, when realized, will be available to fund electric transmission investments, specifically ATXI's Illinois Rivers project.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren does not expect the need for public equity issuances to fund such cash shortfalls, but may consider issuing stock through its DRPlus and its 401(k) plans.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, as defined by current liabilities exceeding current assets, as was the case at December 31, 2014. The working capital deficit as of December 31, 2014, was primarily the result of our reliance on commercial paper issuances, as opposed to long-term debt issuances. Ameren is currently evaluating options for refinancing the short-term debt including the issuance of long-term notes. Ameren had $714 million of commercial paper issuances outstanding as of December 31, 2014. With the 2012 Credit Agreements, Ameren has access to $2.1 billion of credit capacity, of which $1.4 billion was available at December 31, 2014.

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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

ACCOUNTING MATTERS
Critical Accounting Estimates
Preparation of the financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures. We have outlined below the critical accounting estimates that we believe are the most difficult, subjective, or complex. Any change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Accounting Estimate	Uncertainties Affecting Application
Regulatory Mechanisms and Cost Recovery
We defer costs in accordance with authoritative accounting guidance and make investments that we assume will be collected in future rates.

•	Regulatory environment and external regulatory decisions and requirements

•	Anticipated future regulatory decisions and our assessment of their impact

•	Impact of deregulation, rate freezes, prudence reviews, and opposition during the ratemaking process that may limit our ability to timely recover costs

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

•	Ameren Missouri's estimate of revenue recovery under the MEEIA

Basis for Judgment
We determine which costs are recoverable by reviewing previous rulings by regulatory authorities in jurisdictions where we operate and any other factors that may indicate whether cost recovery is probable. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Ameren Illinois estimates its annual revenue requirement pursuant to the IEIMA for interim periods by using internal forecasted information, such as projected operations and maintenance expenses, depreciation expense, taxes other than income taxes, and rate base, as well as published forecasted data regarding that year's monthly average yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year's actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in costs incurred, investments made, or orders by the ICC or courts can result in a subsequent change in Ameren Illinois' estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost revenues resulting from the customer energy efficiency programs implemented by the MEEIA. Ameren Missouri uses a MEEIA rider to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets for each of the Ameren Companies. See Note 1 - Summary of Significant Accounting Policies under Part II, Item 8, of this report for a listing of regulatory mechanisms used by Ameren Missouri and Ameren Illinois.

Benefit Plan Accounting
Based on actuarial calculations, we accrue costs of providing future employee benefits in accordance with authoritative accounting guidance regarding benefit plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report.

•	Future rate of return on pension and other plan assets

•	Valuation inputs and assumptions used in the fair value measurements of plan assets, excluding those inputs that are readily observable

•	Interest rates used in valuing benefit obligations

•	Health care cost trend rates

•	Timing of employee retirements and mortality assumptions

•	Ability to recover certain benefit plan costs from our ratepayers

•	Changing market conditions that may affect investment and interest rate environments

•	Impacts of the federal health care reform legislation enacted in 2010

Basis for Judgment
Our ultimate selection of the discount rate, health care trend rate, and expected rate of return on pension and other postretirement benefit plan assets is based on our consistent application of assumption-setting methodologies and our review of available historical, current, and projected rates, as applicable. We also make mortality assumptions for estimating our pension and other postretirement benefit obligations. During 2014, Ameren adopted the Society of Actuaries 2014 Mortality Tables Report and Mortality Improvement Scale. The updated mortality tables assume increasing life expectancies for our employees and retirees, which has resulted in an increase to our pension and other postretirement benefit obligations. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for sensitivity of Ameren’s benefit plans to potential changes in these assumptions.
Accounting for Contingencies
We make judgments and estimates in the recording and the disclosing of liabilities for claims, litigation, environmental remediation, the actions of various regulatory agencies, or other matters that occur in the normal course of business. We record a loss contingency when it is probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

•	Estimating financial impact of events

•	Estimating likelihood of various potential outcomes

•	Regulatory and political environments and requirements

•	Outcome of legal proceedings, settlements, or other factors

•	Changes in regulation, expected scope of work, technology or timing of environmental remediation

Basis for Judgment
The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider all available evidence, including the expected outcome of potential litigation. If no estimate is better than another within our range of estimates, we record as our best estimate of a loss the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, Note 15 – Commitments and Contingencies, and Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.
Accounting for Income Taxes
Based on authoritative accounting guidance, we record the provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 13 – Income Taxes under Part II, Item 8, of this report.

•	Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations

•	Estimates of the amount and character of future taxable income

•	Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled

•	Effectiveness of implementing tax planning strategies

•	Changes in income tax laws

•	Results of audits and examinations by taxing authorities

Basis for Judgment
The reporting of tax-related assets requires the use of estimates and significant management judgment. Deferred tax assets are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets are reasonable, actual results could differ from these estimates for a variety of reasons, including a change in forecasted financial condition and/or results of operations, change in income tax laws or enacted tax rates, the form, structure, and timing of asset or stock sales or dispositions, and results of audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period-end, and as new developments occur, management reevaluates its tax positions. See Note 13 – Income Taxes under Part II, Item 8, of this report for the amount of deferred tax assets and uncertain tax positions recorded at December 31, 2014.
Unbilled Revenue
At the end of each period, Ameren, Ameren Missouri, and Ameren Illinois estimate the usage that has been provided to customers but not yet billed. This usage amount, along with a per unit price, is used to estimate an unbilled balance.

•	Estimating customer energy usage

•	Estimating impacts of weather and other usage-affecting factors for the unbilled period

•	Estimating loss of energy during transmission and delivery

Basis for Judgment
We base our estimate of unbilled revenue each period on the volume of energy delivered, as valued by a model of billing cycles and historical usage rates and growth or contraction by customer class for our service area. This figure is then adjusted for the modeled impact of seasonal and weather variations based on historical results. See the balance sheet for each of the Ameren Companies under Part II, Item 8, of this report for unbilled revenue amounts.
Impact of Future Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.
EFFECTS OF INFLATION AND CHANGING PRICES
Ameren’s rates for retail electric and natural gas utility service are regulated by the MoPSC and the ICC. Nonretail electric rates are regulated by the FERC. Rate regulation is generally based on the recovery of historical or projected costs. As a result, revenue increases could lag behind changing prices. Ameren Illinois participates in the performance-based formula ratemaking process pursuant to the IEIMA for its electric delivery service business. Ameren Illinois is required to purchase all of its power through procurement processes administered by the IPA. The cost of procured power can be affected by inflation. Within the IEIMA formula, the monthly average yields of 30-year United States Treasury bonds are the basis for Ameren Illinois’ return on equity. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the earnings of Ameren Illinois’ electric distribution business. Inflation affects our operations, earnings, stockholders’ equity, and financial performance.
 The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, customer rates designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years.
Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.
Changes in the cost of electric transmission services affect Ameren Missouri, Ameren Illinois, and ATXI. The FERC regulates the rates charged and the terms and conditions for electric wholesale and unbundled retail transmission services. Because they are members of MISO, Ameren Missouri's, Ameren Illinois', and ATXI's transmission rates are calculated in accordance with the rate formulas contained in MISO's FERC-approved tariff. Under the MISO OATT, a portion of the revenue requirement related to certain projects eligible for cost sharing is allocated to multiple MISO pricing zones. The remaining revenue requirement is assigned to the pricing zone where the transmission assets are located. Ameren Missouri uses a rate formula that is updated in June of each year, which is based on the prior year's cost data. The Ameren Missouri zonal rate is charged to wholesale customers in the AMMO pricing zone. This zonal rate is not directly charged to Missouri retail customers, because the MoPSC includes transmission-related costs in setting bundled retail rates in Missouri. Ameren Illinois and ATXI have received FERC approval to use company-specific, forward-looking rate formula templates in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. In Illinois, the AMIL pricing zone transmission rate is charged directly to wholesale customers and alternative retail electric suppliers that serve unbundled retail load. For Ameren Illinois retail customers who have not chosen an alternative retail electric supplier, the AMIL pricing zone transmission rate and other MISO-related costs are collected through a rider mechanism in Ameren Illinois' retail distribution tariffs.
In our Missouri and Illinois retail natural gas utility jurisdictions, changes in natural gas costs are generally reflected in billings to natural gas customers through PGA clauses.
See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on our cost recovery mechanisms.

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
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:

•	long-term and short-term variable-rate debt;

•	fixed-rate debt;

•	30-year United States Treasury bonds; and

•	defined pension and postretirement benefit plans.
We manage our interest rate exposure by controlling the amount of debt instruments within our total capitalization portfolio and by monitoring the effects of market changes on interest rates. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets.
The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 1% on variable-rate debt outstanding at December 31, 2014:

	Interest Expense	Net Income(a)
Ameren	$9	$(5)
Ameren Missouri	3	(2)
Ameren Illinois	(b)	(b)

(a)	Calculations are based on an estimated tax rate of 39%, 37%, and 41% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(b)	Less than $1 million.
Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to the average monthly yields of 30-year United States Treasury bonds plus 580 basis points for a particular or calendar year. The yields on such bonds are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' 2015 net income.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2014.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2014, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier's receivables relating to Ameren Illinois' delivery service customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. As of December 31, 2014, Ameren Illinois' balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $28 million. The risk associated with Ameren Illinois' electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren

Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
In December 2013, Ameren completed the divestiture of New AER to IPH. The transaction agreement between Ameren and IPH requires that Ameren, through December 2, 2015, maintains its financial obligations in existence as of December 2, 2013 under all credit support arrangements or obligations with respect to New AER and its subsidiaries. Ameren must also provide any additional credit support that may be contractually required pursuant to any of the contracts of New AER, and its subsidiaries as of the closing. IPH, New AER and its subsidiaries and Dynegy have agreed to indemnify Ameren for certain losses relating to this credit support. IPH’s indemnification obligations are secured by certain AERG and Genco assets. However, these indemnification obligations and security interests might not cover all losses that could be incurred by Ameren in connection with this credit support. Dynegy emerged from its Chapter 11 bankruptcy case in October 2012. As of December 31, 2014, Dynegy’s credit ratings were sub-investment-grade. Neither IPH nor New AER and its subsidiaries have investment grade credit ratings. Dynegy, IPH, New AER, or their subsidiaries might be unable to pay their indemnity and other obligations under the transaction agreement, Marketing Company’s note to Ameren, or Dynegy’s limited guarantee to Ameren, which could have a material adverse impact on Ameren’s results of operations, financial position, and liquidity. As of December 31, 2014, the balance of the Marketing Company note to Ameren was $12 million. As of December 31, 2014, Ameren provided $114 million in guarantees and $9 million in letters of credit relating to its credit support of New AER.
Equity Price Risk
Our costs for providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including the rate of return on plan assets. Ameren manages plan assets in accordance with the “prudent investor” guidelines contained in ERISA. Ameren’s goal is to ensure that sufficient funds are available to provide benefits at the time they are payable, while also maximizing total return on plan assets and minimizing expense volatility consistent with its tolerance for risk. Ameren delegates investment management to specialists. Where appropriate, Ameren provides the investment manager with guidelines that specify allowable and prohibited investment types. Ameren regularly monitors manager performance and compliance with investment guidelines.
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
In future years, the costs of such plans will be reflected in net income or regulatory assets. Contributions to the plans could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2015 assumed return on plan assets of 7.25% and 7.00%, respectively.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2014, this fund was invested in domestic equity securities (67%) and debt securities (33%). As of December 31, 2014, the trust fund totaled $549 million (2013 – $494 million). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
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
Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their regulated customers. The effects of price volatility cannot be eliminated. However, procurement and sales strategies involve risk management techniques and instruments, as well as the management of physical assets.
Ameren Missouri has a FAC that allows it to recover, through customer rates, 95% of changes in fuel and purchased power costs, including transportation charges and revenues, net of off-system sales, greater or less than the amount set in base rates, without a traditional rate proceeding, subject to MoPSC prudence review. Ameren Missouri remains exposed to the remaining 5% of such changes.
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. Ameren Illinois is required to serve as the provider of last resort for electric customers within its territory who have not chosen an alternative retail electric supplier. Ameren Illinois does not generate earnings based on the resale of power but rather on the delivery of energy. Ameren Illinois purchases power primarily through MISO, with additional procurement events administered by the IPA. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2018. In 2014, approximately 741,000 retail customers, representing 74% of Ameren Illinois' annual retail kilowatthour sales, had elected to purchase their electricity from an alternative retail electric supplier. Ameren Illinois expects full recovery of its purchased power costs.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional rate proceeding, subject to prudence review.
With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and to labor availability.
See Transmission and Supply of Electric Power under Part I, Item 1, of this report for the percentages of our historical needs satisfied by coal, nuclear, natural gas, oil, and renewables. Also see Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of ultra-low-sulfur coal is part of Ameren Missouri's environmental compliance strategy. Ameren Missouri has a multiyear agreement to purchase ultra-low-sulfur coal through 2017 to comply with environmental regulations. The coal contract is with a single supplier. Disruptions of the deliveries of that ultra-low-sulfur coal from the supplier could compromise Ameren Missouri's ability to operate in compliance with emission standards. Other sources of ultra-low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time if Ameren Missouri were to experience a temporary disruption of ultra-low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of ultra-low-sulfur coal were not available, Ameren Missouri would use its existing emission allowances or purchase emission allowances to achieve compliance with environmental regulations.
Currently, the Callaway energy center uses nuclear fuel assemblies of a design fabricated by only a single supplier. That supplier is currently the only NRC-licensed supplier able to provide fuel assemblies to the Callaway energy center. If Ameren Missouri should decide to change fuel suppliers or to change the type of fuel assembly design that is currently licensed for use at the Callaway energy center, up to 3 years of analysis and licensing effort would be required to fully implement such a change.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2014. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$9	$(153)	$(144)
Contracts realized or otherwise settled during the period	(15)	36	21
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	(5)	(16)	(21)
Other changes in fair value	(17)	(52)	(69)
Fair value of contracts outstanding at end of year, net	$(28)	$(185)	$(213)

The following table presents maturities of derivative contracts as of December 31, 2014, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less Than 1 Year	Maturity 1 - 3 Years	Maturity 3 - 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(16)	$(6)	$—	$—	$(22)
Level 2(a)	(1)	(3)	(2)	—	(6)
Level 3(b)	2	(2)	—	—	—
Total	$(15)	$(11)	$(2)	$—	$(28)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(31)	(12)	—	—	(43)
Level 3(b)	(10)	(20)	(18)	(94)	(142)
Total	$(41)	$(32)	$(18)	$(94)	$(185)
Ameren:
Level 1	$(16)	$(6)	$—	$—	$(22)
Level 2(a)	(32)	(15)	(2)	—	(49)
Level 3(b)	(8)	(22)	(18)	(94)	(142)
Total	$(56)	$(43)	$(20)	$(94)	$(213)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on a Black-Scholes model.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 2, 2015
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 2, 2015
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Illinois Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 2, 2015

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME (LOSS) (In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Electric	$4,913	$4,832	$4,857
Gas	1,140	1,006	924
Total operating revenues	6,053	5,838	5,781
Operating Expenses:
Fuel	826	845	714
Purchased power	454	502	780
Gas purchased for resale	615	526	472
Other operations and maintenance	1,691	1,617	1,511
Depreciation and amortization	745	706	673
Taxes other than income taxes	468	458	443
Total operating expenses	4,799	4,654	4,593
Operating Income	1,254	1,184	1,188
Other Income and Expenses:
Miscellaneous income	79	69	70
Miscellaneous expense	22	26	37
Total other income	57	43	33
Interest Charges	341	398	392
Income Before Income Taxes	970	829	829
Income Taxes	377	311	307
Income from Continuing Operations	593	518	522
Loss from Discontinued Operations, Net of Taxes (Note 16)	(1)	(223)	(1,496)
Net Income (Loss)	592	295	(974)
Less: Net Income (Loss) Attributable to Noncontrolling Interests:
Continuing Operations	6	6	6
Discontinued Operations	—	—	(6)
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	587	512	516
Discontinued Operations	(1)	(223)	(1,490)
Net Income (Loss) Attributable to Ameren Corporation	$586	$289	$(974)

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$2.42	$2.11	$2.13
Discontinued Operations	—	(0.92)	(6.14)
Earnings (Loss) per Common Share – Basic	$2.42	$1.19	$(4.01)

Earnings (Loss) per Common Share – Diluted:
Continuing Operations	$2.40	$2.10	$2.13
Discontinued Operations	—	(0.92)	(6.14)
Earnings (Loss) per Common Share – Diluted	$2.40	$1.18	$(4.01)

Dividends per Common Share	$1.61	$1.60	$1.60
Average Common Shares Outstanding – Basic	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	244.4	244.5	243.0

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Year Ended December 31,
	2014	2013	2012

Income from Continuing Operations	$593	$518	$522
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(7), $16, and $(6), respectively	(12)	30	(8)
Comprehensive Income from Continuing Operations	581	548	514
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	575	542	508

Loss from Discontinued Operations, Net of Taxes	(1)	(223)	(1,496)
Other Comprehensive Income (Loss) from Discontinued Operations, Net of Income Taxes (Benefit) of $-, $(10), and $40, respectively	—	(18)	58
Comprehensive Loss from Discontinued Operations	(1)	(241)	(1,438)
Less: Comprehensive Income from Discontinued Operations Attributable to Noncontrolling Interest	—	1	2
Comprehensive Loss from Discontinued Operations Attributable to Ameren Corporation	(1)	(242)	(1,440)
Comprehensive Income (Loss) Attributable to Ameren Corporation	$574	$300	$(932)

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$5	$30
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $18, respectively)	423	404
Unbilled revenue	265	304
Miscellaneous accounts and notes receivable	81	196
Materials and supplies	524	526
Current regulatory assets	295	156
Current accumulated deferred income taxes, net	352	106
Other current assets	86	85
Assets of discontinued operations (Note 16)	15	165
Total current assets	2,046	1,972
Property and Plant, Net	17,424	16,205
Investments and Other Assets:
Nuclear decommissioning trust fund	549	494
Goodwill	411	411
Regulatory assets	1,582	1,240
Other assets	664	720
Total investments and other assets	3,206	2,865
TOTAL ASSETS	$22,676	$21,042
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$120	$534
Short-term debt	714	368
Accounts and wages payable	711	806
Taxes accrued	46	55
Interest accrued	85	86
Current regulatory liabilities	106	216
Other current liabilities	434	351
Liabilities of discontinued operations (Note 16)	33	45
Total current liabilities	2,249	2,461
Long-term Debt, Net	6,120	5,504
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,923	3,250
Accumulated deferred investment tax credits	64	63
Regulatory liabilities	1,850	1,705
Asset retirement obligations	396	369
Pension and other postretirement benefits	705	466
Other deferred credits and liabilities	514	538
Total deferred credits and other liabilities	7,452	6,391
Commitments and Contingencies (Notes 2, 10, 15 and 16)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,617	5,632
Retained earnings	1,103	907
Accumulated other comprehensive income (loss)	(9)	3
Total Ameren Corporation stockholders’ equity	6,713	6,544
Noncontrolling Interests	142	142
Total equity	6,855	6,686
TOTAL LIABILITIES AND EQUITY	$22,676	$21,042

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$592	$295	$(974)
Loss from discontinued operations, net of tax	1	223	1,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	710	666	633
Amortization of nuclear fuel	81	71	83
Amortization of debt issuance costs and premium/discounts	22	24	20
Deferred income taxes and investment tax credits, net	451	410	257
Allowance for equity funds used during construction	(34)	(37)	(36)
Stock-based compensation costs	25	27	29
Other	(24)	23	(7)
Changes in assets and liabilities:
Receivables	31	(60)	30
Materials and supplies	3	60	(28)
Accounts and wages payable	10	81	(34)
Taxes accrued	(44)	(195)	(4)
Regulatory assets and liabilities	(281)	29	14
Assets, other	30	20	40
Liabilities, other	(28)	(14)	5
Pension and other postretirement benefits	(10)	(28)	(23)
Counterparty collateral, net	22	41	41
Premiums paid on long-term debt repurchases	—	—	(138)
Net cash provided by operating activities – continuing operations	1,557	1,636	1,404
Net cash provided (used in) by operating activities – discontinued operations	(6)	57	286
Net cash provided by operating activities	1,551	1,693	1,690
Cash Flows From Investing Activities:
Capital expenditures	(1,785)	(1,379)	(1,063)
Nuclear fuel expenditures	(74)	(45)	(91)
Purchases of securities – nuclear decommissioning trust fund	(405)	(214)	(403)
Sales and maturities of securities – nuclear decommissioning trust fund	391	196	384
Proceeds from note receivable – Marketing Company	95	6	—
Contributions to note receivable – Marketing Company	(89)	(5)	—
Other	11	1	20
Net cash used in investing activities – continuing operations	(1,856)	(1,440)	(1,153)
Net cash provided by (used in) investing activities – discontinued operations	139	(283)	(157)
Net cash used in investing activities	(1,717)	(1,723)	(1,310)
Cash Flows From Financing Activities:
Dividends on common stock	(390)	(388)	(382)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	346	368	(148)
Maturities, redemptions and repurchases of long-term debt	(697)	(399)	(760)
Issuances of long-term debt	898	278	882
Capital issuance costs	(11)	(2)	(16)
Other	1	—	4
Net cash provided by (used in) financing activities – continuing operations	141	(149)	(426)
Net change in cash and cash equivalents	(25)	(179)	(46)
Cash and cash equivalents at beginning of year	30	209	255
Cash and cash equivalents at end of year	5	30	209
Less: cash and cash equivalents at end of year – discontinued operations	—	—	25
Cash and cash equivalents at end of year – continuing operations	$5	$30	$184

Noncash financing activity – dividends on common stock	$—	$—	$(7)
Cash Paid (Refunded) During the Year:
Interest (net of $18, $37, and $30 capitalized, respectively)	$333	$393	$433
Income taxes, net	(27)	8	1
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In millions)

	December 31,
	2014	2013	2012
Common Stock:
Beginning of year	$2	$2	$2
Shares issued	—	—	—
Common stock, end of year	2	2	2
Other Paid-in Capital:
Beginning of year	5,632	5,616	5,598
Stock-based compensation activity	(15)	16	18
Other paid-in capital, end of year	5,617	5,632	5,616
Retained Earnings:
Beginning of year	907	1,006	2,369
Net income (loss) attributable to Ameren Corporation	586	289	(974)
Dividends	(390)	(388)	(389)
Retained earnings, end of year	1,103	907	1,006
Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of year	—	25	7
Change in derivative financial instruments	—	(21)	18
Divestiture of derivative financial instruments (Note 16)	—	(4)	—
Derivative financial instruments, end of year	—	—	25
Deferred retirement benefit costs, beginning of year	3	(33)	(57)
Change in deferred retirement benefit costs	(12)	29	24
Divestiture of deferred retirement benefit costs (Note 16)	—	7	—
Deferred retirement benefit costs, end of year	(9)	3	(33)
Total accumulated other comprehensive income (loss), end of year	(9)	3	(8)
Total Ameren Corporation Stockholders’ Equity	$6,713	$6,544	$6,616

Noncontrolling Interests:
Beginning of year	142	151	149
Net income attributable to noncontrolling interest holders	6	6	—
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Divestiture of noncontrolling interest (Note 16)	—	(9)	—
Other	—	—	8
Noncontrolling interests, end of year	142	142	151
Total Equity	$6,855	$6,686	$6,767

Common stock shares at end of year	242.6	242.6	242.6

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Electric	$3,388	$3,379	$3,132
Gas	164	161	139
Other	1	1	1
Total operating revenues	3,553	3,541	3,272
Operating Expenses:
Fuel	826	845	714
Purchased power	119	127	78
Gas purchased for resale	82	78	64
Other operations and maintenance	946	915	827
Depreciation and amortization	473	454	440
Taxes other than income taxes	322	319	304
Total operating expenses	2,768	2,738	2,427
Operating Income	785	803	845
Other Income and Expenses:
Miscellaneous income	60	58	63
Miscellaneous expense	12	11	14
Total other income	48	47	49
Interest Charges	211	210	223
Income Before Income Taxes	622	640	671
Income Taxes	229	242	252
Net Income	393	398	419
Other Comprehensive Income	—	—	—
Comprehensive Income	$393	$398	$419

Net Income	$393	$398	$419
Preferred Stock Dividends	3	3	3
Net Income Available to Common Stockholder	$390	$395	$416

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $5, respectively)	190	191
Accounts receivable – affiliates	65	1
Unbilled revenue	146	168
Miscellaneous accounts and notes receivable	35	57
Materials and supplies	347	352
Current regulatory assets	163	118
Other current assets	92	71
Total current assets	1,039	959
Property and Plant, Net	10,867	10,452
Investments and Other Assets:
Nuclear decommissioning trust fund	549	494
Regulatory assets	695	534
Other assets	391	465
Total investments and other assets	1,635	1,493
TOTAL ASSETS	$13,541	$12,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$120	$109
Borrowings from money pool	—	105
Short-term debt	97	—
Accounts and wages payable	405	387
Accounts payable – affiliates	56	30
Taxes accrued	32	220
Interest accrued	58	57
Current regulatory liabilities	18	57
Other current liabilities	117	82
Total current liabilities	903	1,047
Long-term Debt, Net	3,879	3,648
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,806	2,524
Accumulated deferred investment tax credits	61	59
Regulatory liabilities	1,147	1,041
Asset retirement obligations	389	366
Pension and other postretirement benefits	274	189
Other deferred credits and liabilities	30	37
Total deferred credits and other liabilities	4,707	4,216
Commitments and Contingencies (Notes 2, 10, 14 and 15)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,569	1,560
Preferred stock	80	80
Retained earnings	1,892	1,842
Total stockholders’ equity	4,052	3,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,541	$12,904
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$393	$398	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	419	407
Amortization of nuclear fuel	81	71	83
FAC prudence review charges	—	26	—
Amortization of debt issuance costs and premium/discounts	7	7	6
Deferred income taxes and investment tax credits, net	245	65	287
Allowance for equity funds used during construction	(32)	(31)	(31)
Other	3	1	8
Changes in assets and liabilities:
Receivables	(10)	(59)	27
Materials and supplies	8	45	(48)
Accounts and wages payable	25	42	(27)
Taxes accrued	(197)	100	(46)
Regulatory assets and liabilities	(68)	68	(50)
Assets, other	52	18	15
Liabilities, other	—	(29)	14
Pension and other postretirement benefits	1	2	2
Premiums paid on long-term debt repurchases	—	—	(62)
Net cash provided by operating activities	950	1,143	1,004
Cash Flows From Investing Activities:
Capital expenditures	(747)	(648)	(595)
Nuclear fuel expenditures	(74)	(45)	(91)
Purchases of securities – nuclear decommissioning trust fund	(405)	(214)	(403)
Sales and maturities of securities – nuclear decommissioning trust fund	391	196	384
Money pool advances, net	—	24	(24)
Tax grants received related to renewable energy properties	—	—	18
Other	(2)	—	8
Net cash used in investing activities	(837)	(687)	(703)
Cash Flows From Financing Activities:
Dividends on common stock	(340)	(460)	(400)
Return of capital to parent	(215)	—	—
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	97	—	—
Money pool borrowings, net	(105)	105	—
Redemptions, repurchases, and maturities of long-term debt	(109)	(249)	(427)
Issuances of long-term debt	350	—	482
Capital issuance costs	(3)	—	(7)
Capital contribution from parent	215	4	1
Net cash used in financing activities	(113)	(603)	(354)
Net change in cash and cash equivalents	—	(147)	(53)
Cash and cash equivalents at beginning of year	1	148	201
Cash and cash equivalents at end of year	$1	$1	$148

Noncash financing activity – capital contribution from parent	$9	$—	$—

Cash Paid (Refunded) During the Year:
Interest (net of $16, $16, and $15 capitalized, respectively)	$203	$212	$220
Income taxes, net	215	86	(3)
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF STOCKHOLDERS’ EQUITY (In millions)

	December 31,
	2014	2013	2012
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,560	1,556	1,555
Capital contribution from parent (Note 1)	224	4	1
Return of capital to parent (Note 1)	(215)	—	—
Other paid-in capital, end of year	1,569	1,560	1,556

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,842	1,907	1,891
Net income	393	398	419
Common stock dividends	(340)	(460)	(400)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,892	1,842	1,907

Total Stockholders’ Equity	$4,052	$3,993	$4,054

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Electric	$1,522	$1,461	$1,739
Gas	976	847	786
Other	—	3	—
Total operating revenues	2,498	2,311	2,525
Operating Expenses:
Purchased power	343	380	705
Gas purchased for resale	533	448	408
Other operations and maintenance	771	693	684
Depreciation and amortization	263	243	221
Taxes other than income taxes	138	132	130
Total operating expenses	2,048	1,896	2,148
Operating Income	450	415	377
Other Income and Expenses:
Miscellaneous income	17	10	7
Miscellaneous expense	8	9	17
Total other income (expense)	9	1	(10)
Interest Charges	112	143	129
Income Before Income Taxes	347	273	238
Income Taxes	143	110	94
Net Income	204	163	144
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income tax benefit of $(2), $(2) and $(2), respectively	(3)	(3)	(3)
Comprehensive Income	$201	$160	$141

Net Income	$204	$163	$144
Preferred Stock Dividends	3	3	3
Net Income Available to Common Stockholder	$201	$160	$141

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $13, respectively)	212	201
Accounts receivable – affiliates	22	—
Unbilled revenue	119	135
Miscellaneous accounts receivable	9	13
Materials and supplies	177	174
Current regulatory assets	129	38
Current accumulated deferred income taxes, net	160	45
Other current assets	15	26
Total current assets	844	633
Property and Plant, Net	6,165	5,589
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	883	701
Other assets	78	120
Total investments and other assets	1,372	1,232
TOTAL ASSETS	$8,381	$7,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$32	$—
Borrowings from money pool	15	56
Accounts and wages payable	207	243
Accounts payable – affiliates	50	18
Taxes accrued	17	23
Customer deposits	77	79
Mark-to-market derivative liabilities	42	36
Current environmental remediation	52	43
Current regulatory liabilities	84	159
Other current liabilities	124	114
Total current liabilities	700	771
Long-term Debt, Net	2,241	1,856
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,408	1,116
Accumulated deferred investment tax credits	3	4
Regulatory liabilities	703	664
Pension and other postretirement benefits	277	197
Environmental remediation	199	232
Other deferred credits and liabilities	189	166
Total deferred credits and other liabilities	2,779	2,379
Commitments and Contingencies (Notes 2, 14 and 15)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,980	1,965
Preferred stock	62	62
Retained earnings	611	410
Accumulated other comprehensive income	8	11
Total stockholders’ equity	2,661	2,448
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,381	$7,454

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$204	$163	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	238	214
Amortization of debt issuance costs and premium/discounts	13	15	11
Deferred income taxes and investment tax credits, net	196	104	104
Other	(19)	4	(11)
Changes in assets and liabilities:
Receivables	(13)	50	23
Materials and supplies	(4)	15	20
Accounts and wages payable	7	19	(21)
Taxes accrued	(7)	28	3
Regulatory assets and liabilities	(215)	(35)	64
Assets, other	15	5	19
Liabilities, other	1	10	11
Pension and other postretirement benefits	(6)	(8)	(26)
Counterparty collateral, net	14	43	40
Premiums paid on long-term debt repurchases	—	—	(76)
Net cash provided by operating activities	445	651	519
Cash Flows From Investing Activities:
Capital expenditures	(835)	(701)	(442)
Other	7	6	5
Net cash used in investing activities	(828)	(695)	(437)
Cash Flows From Financing Activities:
Dividends on common stock	—	(110)	(189)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	32	—	—
Money pool borrowings, net	(41)	32	24
Redemptions, repurchases, and maturities of long-term debt	(163)	(150)	(333)
Issuances of long-term debt	548	278	400
Capital issuance costs	(6)	(2)	(6)
Capital contribution from parent	15	—	—
Other	1	—	4
Net cash provided by (used in) financing activities	383	45	(103)
Net change in cash and cash equivalents	—	1	(21)
Cash and cash equivalents at beginning of year	1	—	21
Cash and cash equivalents at end of year	$1	$1	$—

Cash Paid (Refunded) During the Year:
Interest (net of $2, $4, and $2 capitalized, respectively)	$110	$112	$125
Income taxes, net	(44)	(23)	(22)

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF STOCKHOLDERS’ EQUITY (In millions)

	December 31,
	2014	2013	2012
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	1,965	1,965	1,965
Capital contribution from parent (Note 1)	15	—	—
Other paid-in capital, end of year	1,980	1,965	1,965

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	410	360	408
Net income	204	163	144
Common stock dividends	—	(110)	(189)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	611	410	360

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	11	14	17
Change in deferred retirement benefit costs	(3)	(3)	(3)
Deferred retirement benefit costs, end of year	8	11	14
Total accumulated other comprehensive income, end of year	8	11	14

Total Stockholders’ Equity	$2,661	$2,448	$2,401

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS December 31, 2014
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by the FERC. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri and Ameren Illinois. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of other expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below.

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri. This area has an estimated population of 2.8 million and includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.2 million customers and natural gas service to 127,000 customers.

•
Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois. Ameren Illinois was created by the merger of CILCO and IP with and into CIPS in 2010. CIPS was incorporated in Illinois in 1923 and was the successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to portions of central and southern Illinois having an estimated population of 3.1 million in an area of 40,000 square miles. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 813,000 customers.

Ameren has various other subsidiaries responsible for activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing reliability projects within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
In December 2013, Ameren completed the divestiture of

New AER to IPH. In January 2014, Medina Valley completed its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. In addition, in 2013, Ameren abandoned the Meredosia and Hutsonville energy centers upon the completion of the divestiture of New AER to IPH. Ameren has begun to demolish the Hutsonville energy center and expects to demolish the Meredosia energy center thereafter. As a result of these events, Ameren segregated New AER’s and the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise stated, these notes to the financial statements exclude discontinued operations for all periods presented. See Note 16 – Divestiture Transactions and Discontinued Operations for additional information regarding these transactions.
The financial statements of Ameren are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. Ameren Missouri and Ameren Illinois have no subsidiaries and therefore their financial statements are not prepared on a consolidated basis. All intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Regulation
We are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. In addition to the cost recovery mechanisms discussed in the Purchased Gas, Power, and Fuel Rate-adjustment Mechanisms section below, Ameren Missouri and Ameren Illinois have approvals from regulators to use other cost recovery mechanisms. Ameren Missouri has a vegetation management and infrastructure inspection cost tracker, a pension and postretirement benefit cost tracker, an uncertain tax positions tracker, a renewable energy standards cost tracker, a solar rebate program tracker, a storm restoration cost tracker, and the MEEIA energy efficiency rider. Ameren Illinois' and ATXI's electric transmission rates are subject to formula ratemaking. Additionally, Ameren Illinois' electric distribution business participates in the performance-based formula ratemaking process established pursuant to the IEIMA. Ameren Illinois also has an environmental cost rider, an asbestos-related litigation rider, an energy efficiency rider, and a bad debt rider. See Note 2 – Rate and Regulatory Matters for additional information on regulatory assets and liabilities.
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

Materials and Supplies
Materials and supplies are recorded at the lower of cost or market. Cost is determined by the average-cost method. Materials and supplies are capitalized as inventory when purchased and then expensed or capitalized as plant assets when installed, as appropriate. The following table presents a breakdown of materials and supplies for each of the Ameren Companies at December 31, 2014 and 2013:

	Ameren Missouri	Ameren Illinois	Ameren
2014
Fuel(a)	$134	$—	$134
Gas stored underground	16	111	127
Other materials and supplies	197	66	263
	$347	$177	$524
2013
Fuel(a)	$144	$—	$144
Gas stored underground	17	110	127
Other materials and supplies	191	64	255
	$352	$174	$526

(a)	Consists of coal, oil, and propane.
Property and Plant, Net
We capitalize the cost of additions to and betterments of units of property and plant. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures, including nuclear refueling and maintenance outages, are expensed as incurred. When units of depreciable property are retired, the original costs, less salvage values, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations below and Note 3 – Property and Plant, Net, for additional information.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in 2014, 2013, and 2012 ranged from 3% to 4% of the average depreciable cost.

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
Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the annual allowance for funds used during construction rates that were used during 2014, 2013, and 2012:

	2014	2013	2012
Ameren Missouri	7%	8%	8%
Ameren Illinois	2%	8%	9%

Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2014, and 2013.
All of Ameren's and Ameren Illinois' goodwill at December 31, 2014 and 2013, was assigned to the Ameren Illinois reporting unit, which is also the Ameren Illinois reportable segment.
We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events and circumstances indicate that the asset might be impaired. Ameren and Ameren Illinois applied a qualitative goodwill evaluation model for their annual goodwill impairment test conducted as of October 31, 2014. Based on the results of Ameren’s and Ameren Illinois’ qualitative assessment, Ameren and Ameren Illinois believe it was more likely than not that the fair value of the Ameren Illinois reporting unit exceeded its carrying value as of October 31, 2014, indicating no impairment of Ameren’s or Ameren Illinois’ goodwill. The following factors, among others, were considered by Ameren and Ameren Illinois when assessing whether it was more likely than not that the fair value of the Ameren Illinois reporting unit exceeded its carrying value for the October 31, 2014, test:

•	macroeconomic conditions, including those conditions within Ameren Illinois’ service territory;

•	pending rate case outcomes and projections of future rate case outcomes;

•	changes in laws and potential law changes;

•	observable industry market multiples;

•	achievement of IEIMA performance metrics and the yield of 30-year United States Treasury bonds;

•	a potential reduction in the FERC-allowed return on equity related to transmission services; and

•	actual and forecasted financial performance.
The goodwill assigned to the Ameren Illinois reporting unit on the December 31, 2014 balance sheets of Ameren and Ameren Illinois had no accumulated goodwill impairment losses. Ameren and Ameren Illinois will continue to monitor the actual and forecasted operating results, cash flows, market capitalization, and observable industry market multiples of the Ameren Illinois reporting unit for signs of possible declines in estimated fair value and potential goodwill impairment.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell.
Investments
Ameren and Ameren Missouri record investments held in Ameren Missouri's nuclear decommissioning trust fund at fair value. Losses on assets in the trust fund could result in higher funding requirements for decommissioning costs, which Ameren Missouri believes would be recovered in electric rates paid by its customers. Accordingly, Ameren and Ameren Missouri recognize a regulatory asset on their balance sheets for losses on investments held in the nuclear decommissioning trust fund. In addition, Ameren and Ameren Missouri recognize a regulatory liability on their balance sheets for gains on investments held in the nuclear decommissioning trust fund. As of December 31, 2014, the nuclear decommissioning trust fund had cumulative gains. See Note 9 – Nuclear Decommissioning Trust Fund Investments for additional information.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates.

Asset Retirement Obligations
We are required to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to make adjustments to AROs based on changes in the estimated fair values of the obligations. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning costs, asbestos removal, CCR facilities, and river structures. Also, Ameren and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal. In addition, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for the disposal of certain transformers. Ameren and Ameren Missouri are evaluating the potential effect of the EPA's new rule regarding the management and disposal of CCR on their AROs associated with ash ponds. See Note 15 – Commitments and Contingencies.
Asset removal costs accrued by our rate-regulated operations that do not constitute legal obligations are classified as regulatory liabilities. See Note 2 – Rate and Regulatory Matters.

The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2014 and 2013:

	Ameren Missouri	Ameren Illinois		Ameren
Balance at December 31, 2012	$346	$3		$349
Liabilities settled	(1)	(a)		(1)
Accretion in 2013(b)	19	(a)		19
Change in estimates(c)	2	(a)		2
Balance at December 31, 2013	$366	$3	(d)	$369
Liabilities incurred	2	—		2
Liabilities settled	(2)	(a)		(2)
Accretion in 2014(b)	21	(a)		21
Change in estimates(c)(e)	2	4		6
Balance at December 31, 2014	$389	$7	(d)	$396

(a)	Less than $1 million.

(b)	Accretion expense was recorded as an increase to regulatory assets at Ameren Missouri and Ameren Illinois.

(c)	Ameren Missouri changed its fair value estimates for asbestos removal in 2013 and 2014 and for certain CCR facilities in 2013.

(d)	Included in “Other deferred credits and liabilities” on the balance sheet.

(e)	Ameren Illinois changed its fair value estimate for asbestos removal in 2014.
Ameren and Ameren Missouri have nuclear decommissioning trust fund assets of $549 million and $494 million as of December 31, 2014 and 2013, respectively, which are for decommissioning of the Callaway energy center.
See Note 16 – Divestiture Transactions and Discontinued Operations for additional information on the AROs related to the abandoned Meredosia and Hutsonville energy centers, which are presented as discontinued operations and therefore not included in the table above.
Noncontrolling Interests
As of December 31, 2014 and 2013, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Operating Revenue
The Ameren Companies record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period.
Ameren Illinois participates in the performance-based formula ratemaking framework pursuant to the IEIMA. The IEIMA provides for an annual reconciliation of Ameren Illinois' electric delivery service revenue requirement. As of each balance sheet date, Ameren Illinois records its estimate of the electric delivery service revenue effect resulting from the reconciliation of the revenue requirement necessary to reflect the actual recoverable costs incurred for that year with the revenue requirement that was reflected in customer rates for that year. If the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. If the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 – Rate and Regulatory Matters for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Similar to the IEIMA process described above, Ameren Illinois and ATXI record the impact of a revenue requirement reconciliation for each company's electric transmission jurisdiction, pursuant to FERC-approved rate treatment.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri's and Ameren Illinois' prior-period transactions will be resettled outside the routine settlement process because of a change in MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated and recognize revenues once the resettlement amount is received.
Nuclear Fuel
Ameren Missouri’s cost of nuclear fuel is capitalized and then amortized to fuel expense on a unit-of-production basis. The cost is charged to "Operating Expenses – Fuel" in the statement of income.

Purchased Gas, Power and Fuel Rate-adjustment Mechanisms
Ameren Missouri and Ameren Illinois have various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas and electric fuel and purchased power costs without a traditional rate case proceeding. See Note 2 – Rate and Regulatory Matters for the regulatory assets and liabilities recorded at December 31, 2014 and 2013, related to the rate-adjustment mechanisms discussed below.
In Ameren Missouri’s and Ameren Illinois’ natural gas utility jurisdictions, changes in natural gas costs are reflected in billings to their natural gas utility customers through PGA clauses. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to natural gas utility customers in a subsequent period.
In Ameren Illinois’ retail electric utility jurisdiction, changes in purchased power and transmission service costs are reflected in billings to its electric utility customers through pass-through rate-adjustment clauses. The difference between actual purchased power and transmission service costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to electric utility customers in a subsequent period.
Ameren Missouri has a FAC that allows an adjustment of electric rates three times per year for a pass-through to customers of 95% of changes in fuel and purchased power costs, including transportation charges and revenues, net of off-system sales, greater or less than the amount set in base rates, subject to MoPSC prudence review. The difference between the actual amounts incurred for these items and the amounts recovered from Ameren Missouri customers' base rates is deferred as a regulatory asset or liability. The deferred amounts are either billed or refunded to electric utility customers in a subsequent period.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an assumed forfeiture rate. Ameren recognizes as compensation expense the estimated fair value of stock-based compensation on a straight-line basis over the requisite service period. See Note 12 – Stock-based Compensation for additional information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri's electric and natural gas businesses and on Ameren Illinois' natural gas business and are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Gas,” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois' revenues and expenses. They are instead included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Gas,” and “Operating Expenses – Taxes other than income taxes” for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Ameren Missouri	$151	$152	$139
Ameren Illinois	64	61	54
Ameren	$215	$213	$193
Unamortized Debt Discounts, Premiums, and Issuance Costs
Long-term debt discounts, premiums, and issuance costs are amortized over the lives of the related issuances. Credit facility fees are amortized over the credit facility term.
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
We recognize that regulators will probably reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate changes.
Investment tax credits used on tax returns for prior years have been deferred as a non-current liability. The credits are being amortized over the useful lives of the related investment. Deferred income taxes were recorded on the temporary difference represented by the deferred investment tax credits and a corresponding regulatory liability. This recognizes the expected reduction in rates for future lower income taxes associated with the amortization of the investment tax credits. See Note 13 – Income Taxes.
Ameren Missouri, Ameren Illinois, and all the other Ameren subsidiary companies are parties to a tax allocation agreement with Ameren (parent) that provides for the allocation of consolidated tax liabilities. The tax allocation agreement specifies that each party be allocated an amount of tax similar to that which would be owed or refunded had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to the other parties. This reallocation is treated as a capital contribution to the party receiving the benefit.

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
The following table presents Ameren’s basic and diluted earnings per share calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Net income (loss) attributable to Ameren Corporation:
Continuing operations	$587	$512	$516
Discontinued operations	(1)	(223)	(1,490)
Net income (loss) attributable to Ameren Corporation	$586	$289	$(974)

Average common shares outstanding – basic	242.6	242.6	242.6
Assumed settlement of performance share units	1.8	1.9	0.4
Average common shares outstanding – diluted	244.4	244.5	243.0

Earnings (loss) per common share – basic:
Continuing operations	$2.42	$2.11	$2.13
Discontinued operations	—	(0.92)	(6.14)
Earnings (loss) per common share – basic	$2.42	$1.19	$(4.01)

Earnings (loss) per common share – diluted:
Continuing operations	$2.40	$2.10	$2.13
Discontinued operations	—	(0.92)	(6.14)
Earnings (loss) per common share – diluted	$2.40	$1.18	$(4.01)
There were no potentially dilutive securities excluded from the diluted earnings per share calculations for the years ended December 31, 2014, 2013, and 2012.
Capital Contributions and Return of Capital
In 2014, Ameren Missouri and Ameren Illinois received cash capital contributions of $215 million and $15 million, respectively, from Ameren (parent) as a result of the tax allocation agreement. Additionally, as of December 31, 2014, Ameren Missouri accrued a $9 million capital contribution related to the same agreement. In 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
Supplemental Cash Flow Information
The following table presents additional information regarding Ameren's consolidated statement of cash flows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Cash paid (refunded) during the year:
Interest
Continuing operations(a)	$333	$362	$384
Discontinued operations(b)	—	31	49
	$333	$393	$433

Income taxes, net
Continuing Operations	$(41)	$116	$10
Discontinued Operations	14	(108)	(9)
	$(27)	$8	$1

(a)	Net of $18 million, $20 million, and $17 million capitalized, respectively.

(b)	Net of $- million, $17 million, and $13 million capitalized, respectively.
See Note 3 – Property and Plant, Net, for information on accrued capital expenditures.

Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
Presentation of an Unrecognized Tax Benefit
In 2013, FASB issued additional authoritative accounting guidance, which became effective in 2014, to provide clarity for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this guidance is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. It requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, unrecognized tax benefits were recorded in “Other deferred credits and liabilities” on Ameren's, Ameren Missouri's, and Ameren Illinois' respective balance sheets. Beginning in 2014, unrecognized tax benefits are recorded as a reduction to the deferred tax assets for net operating losses and tax credit carryforwards within "Accumulated deferred income taxes, net" on our balance sheets. Unrecognized tax benefits that exceed these carryforwards are recorded in “Other deferred credits and liabilities” on the respective balance sheets. At December 31, 2014, unrecognized tax benefits of $52 million, $- million, and $- million were recorded in "Accumulated deferred income taxes, net" on Ameren's, Ameren Missouri's, and Ameren Illinois' balance sheets, respectively. At December 31, 2013, unrecognized tax benefits of $84 million, $15 million, and $- million previously recorded in "Other deferred credits and liabilities" on Ameren's, Ameren Missouri's, and Ameren Illinois' respective balance sheets were reclassified to "Accumulated deferred income taxes, net" for comparative purposes. The implementation of the additional authoritative accounting guidance did not affect the Ameren Companies' results of operations or liquidity, as this guidance is presentation-related only.
Reporting Discontinued Operations and Disclosures of Components of an Entity
In 2014, FASB issued authoritative accounting guidance that changes the criteria for reporting and qualifying for discontinued operations. Under the new guidance, a component of an entity, or a group of components of an entity, that either meets the criteria to be classified as held for sale or is disposed of by sale or otherwise is required to be reported in discontinued operations if the disposal represents a strategic shift that had, or will have, a major effect on an entity's operations and financial results. The guidance includes expanded disclosure requirements for discontinued operations and additional disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective for the Ameren Companies in the first quarter of 2015 for components that are classified as held for sale or disposed of on or after January 1, 2015. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued. Therefore, Ameren's existing discontinued operations are not subject to the new disclosure requirements. The guidance will not affect the Ameren Companies' results of operations, financial position, or liquidity, as this guidance is presentation-related only.
Revenue from Contracts with Customers
In 2014, FASB issued authoritative accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The guidance requires an entity to recognize an amount of revenue for the transfer of promised goods or services to customers that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Ameren Companies in the first quarter of 2017. The guidance allows entities to choose one of two transition methods, either by applying the guidance retrospectively to each reporting period presented or by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial position, and liquidity, as well as the transition method that they will use to adopt the guidance.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Missouri
2014 Electric Rate Case
In July 2014, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. The request, as amended in February 2015, seeks an annual revenue increase of approximately $190 million. The amended rate request seeks recovery of increased net energy costs and rebates provided for customer-installed solar generation, as well as recovery of, and a return on, electric infrastructure investments. Approximately $100 million of the amended request relates to an increase in net energy costs above the levels included in base rates authorized by the MoPSC in its December 2012 electric rate order. Absent initiation of this general rate proceeding, 95% of those costs would have been reflected in rate adjustments implemented under Ameren Missouri’s existing FAC. The amended electric rate increase request is based on a 10.4% return on common equity, a capital structure composed of 51.8% common equity, an electric rate base of $7 billion, and a test year ended March 31, 2014, with certain pro forma adjustments through true-up dates of

December 31, 2014 and January 1, 2015.
Ameren Missouri's rate request also seeks continued use of the FAC and the regulatory tracking mechanisms for storm costs, vegetation management and infrastructure inspection costs, pension and postretirement benefits, and uncertain income tax positions that the MoPSC authorized in earlier electric rate orders.
In October 2014, as part of this rate case proceeding, the MoOPC, the MIEC, and other parties filed a rate shift request that seeks to reduce Noranda’s electric rates with an offsetting increase in electric rates for Ameren Missouri’s other customers. Ameren Missouri supplies electricity to Noranda’s aluminum smelter in southeast Missouri under a 15-year agreement, that is subject to termination as early as 2020 upon at least five years notice by either party. Termination of the agreement by Ameren Missouri would require MoPSC approval.
In February 2015, the MoPSC staff recommended an increase to Ameren Missouri's annual revenues of $89 million based on a return on equity of 9.25%. In addition, the MoPSC staff opposed the continued use of the regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. The MoPSC staff also opposed the recovery of $36 million in fixed costs not previously recovered associated with the accounting authority order discussed below.
The MoPSC proceedings relating to the proposed electric service rate increase are ongoing and a decision by the MoPSC is expected by May 2015, with new rates effective by June 2015. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve or whether any rate increase that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and to earn a reasonable return on its investments when the rate changes go into effect.
FAC Prudence Review and Accounting Authority Order
In July 2013, the MoPSC issued an order with respect to its review of Ameren Missouri’s FAC calculation for the period from October 1, 2009, to May 31, 2011. In this order, the MoPSC ruled that Ameren Missouri should have included in the FAC calculation all revenues and costs associated with certain long-term partial requirements sales that were made by Ameren Missouri because of the loss of Noranda's load caused by a severe ice storm in 2009. As a result of the order, in 2013 Ameren Missouri recorded a pretax charge to earnings of $26 million, including $1 million for interest, for its estimated obligation to refund to its electric customers the earnings associated with these sales previously recognized for the period from October 1, 2009, to May 31, 2011. Ameren Missouri recorded the charge to “Operating Revenues – Electric” and the related interest to “Interest Charges” with a corresponding offset to “Current regulatory liabilities.” No similar revenues were excluded from FAC calculations after May 2011.
Separately, in July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer fixed costs totaling $36 million during the time period of March 1, 2009, to May 31, 2011, not previously recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm, for potential recovery in a future electric rate case. In November 2013, the MoPSC issued an accounting authority order that allowed Ameren Missouri to seek recovery of these fixed costs in an electric rate case. Ameren Missouri’s July 2014 electric rate case filing requested recovery of these fixed costs over five years. The MIEC and the MoOPC filed appeals of the MoPSC’s November 2013 accounting authority order with the Missouri Court of Appeals, Western District. In January 2015, the Missouri Court of Appeals, Western District upheld the MoPSC's order. Ameren Missouri has not recorded any potential revenue associated with this accounting authority order.
MEEIA Filing
In December 2014, Ameren Missouri filed an energy efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan that includes a portfolio of customer energy efficiency programs along with a cost recovery mechanism. If the plan is approved, beginning in January 2016, Ameren Missouri intends to invest $135 million over three years in the proposed customer energy efficiency programs. Ameren Missouri requested continued use of a MEEIA rider that allows it to collect from or refund to customers any difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its lost revenues. In addition, Ameren Missouri requested incentives to earn additional revenues by achieving certain energy efficiency goals, including $25 million if 100% of its energy efficiency goals are achieved during the three-year period. Ameren Missouri must achieve at least 70% of its energy efficiency goals before it earns any incentive award.
Illinois
IEIMA
Under the provisions of the IEIMA, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual costs incurred. As of December 31, 2014, Ameren Illinois had recorded regulatory assets of $101 million and $65 million to reflect its expected 2014 and 2013 revenue requirement reconciliation adjustments, respectively, with interest. As of December 31, 2013, Ameren Illinois had recorded a $65 million regulatory liability to reflect its 2012 revenue requirement reconciliation adjustment, which was refunded, with interest, to customers during 2014.
In December 2014, the ICC issued an order in Ameren Illinois’ annual update filing approving a $204 million increase in Ameren

Illinois’ electric delivery service revenue requirement beginning in January 2015. This update reflects an increase to the annual formula rate based on 2013 actual costs and expected net plant additions for 2014, an increase to include the 2013 revenue requirement reconciliation adjustment, which was recorded as a regulatory asset at December 31, 2014, and an increase resulting from the conclusion of the 2014 refund to customers for the 2012 revenue requirement reconciliation adjustment.
In February 2014, Ameren Illinois filed an appeal of the ICC's December 2013 annual formula rate order to the Appellate Court of the Fourth District of Illinois regarding the rate treatment of accumulated deferred income taxes related to the transfer of former Ameren Missouri electric assets located in Illinois to Ameren Illinois. Ameren Illinois withdrew this appeal in February 2015.
In the December 2013 order, the ICC disallowed, in part, the recovery from customers of the debt premium costs paid by Ameren Illinois for a tender offer in August 2012 to repurchase outstanding senior secured notes. As a result of the ICC order, in 2013, Ameren and Ameren Illinois each recorded a pretax charge to earnings of $15 million relating to the partial disallowance of the debt premium costs. In the December 2014 order discussed above, the ICC allowed partial recovery from customers of certain previously disallowed debt premium costs. Accordingly, in 2014, Ameren and Ameren Illinois each recorded a pretax increase to earnings of $11 million to reflect the partial recovery of the debt premium costs. Ameren and Ameren Illinois recorded the effects of both orders to “Interest charges” with a corresponding offset to “Regulatory assets.”
2015 Natural Gas Delivery Service Rate Case
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $53 million. The request was based on a 10.25% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.2 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2016 future test year in this proceeding. Included in the request was a proposal to implement a decoupling rider mechanism for residential and small nonresidential customers. The decoupling rider would ensure that changes in natural gas sales volumes do not affect Ameren Illinois' annual natural gas revenues for these rate classes.
A decision by the ICC in this proceeding is required by December 2015, with new rates expected to be effective in January 2016. Ameren Illinois cannot predict the level of any delivery service rate changes the ICC may approve, or whether the ICC will approve the decoupling rider, or whether any rate changes that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.

2013 Natural Gas Delivery Service Rate Order
In December 2013, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service of $32 million. The revenue increase was based on a 9.1% return on common equity, a capital structure composed of 51.7% common equity, and a rate base of $1.1 billion. The rate order was based on a 2014 future test year. The rate changes became effective January 1, 2014. In March 2014, Ameren Illinois filed with the Appellate Court of the Fourth District of Illinois an appeal of the allowed return on common equity included in the ICC's order and also appealed the rate treatment of accumulated deferred income taxes related to the transfer of former Ameren Missouri natural gas assets located in Illinois to Ameren Illinois. Ameren Illinois sought a 10.4% return on common equity in this rate case. In February 2015, Ameren Illinois withdrew its appeal solely as it related to the rate treatment of the accumulated deferred income taxes.
ATXI Transmission Project
ATXI's Spoon River project in northwest Illinois is a MISO-approved transmission line project with an expected cost of $150 million. In August 2014, ATXI made a filing with the ICC requesting a certificate of public convenience and necessity and project approval for the Spoon River project. A decision is expected from the ICC in 2015. A certificate of public convenience and necessity is required before ATXI can proceed with right-of-way acquisitions.
Federal
2011 Wholesale Distribution Rate Case
In January 2011, Ameren Illinois filed a request with the FERC to increase its annual revenues for electric delivery service to its wholesale customers. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC, with no material effect on net income. In March 2011, the FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. In September 2014, the FERC issued an order that finalized rates and resulted in refunds due to the wholesale customers. In October 2014, Ameren Illinois refunded $24 million, including interest, to the wholesale customers and requested a rehearing on certain aspects of the order.
Ameren Illinois Electric Transmission Rate Refund
In July 2012, the FERC issued an order concluding that Ameren Illinois improperly included acquisition premiums, including goodwill, in determining the common equity used in its electric transmission formula rate and thereby inappropriately recovered a higher amount from its electric transmission customers. The order required Ameren Illinois to make refunds to customers for such improperly included amounts. In August 2012, Ameren Illinois filed a request for a rehearing of this order.
Ameren Illinois submitted a refund report in November 2012

and concluded that no refund was warranted. Several wholesale customers filed a protest with the FERC regarding that conclusion. In June 2013, the FERC issued an order that rejected Ameren Illinois' November 2012 refund report and provided guidance as to the filing of a new refund report. In July 2013, Ameren Illinois filed a revised refund report based on the guidance provided in the June 2013 order, as well as a request for a rehearing of that order. Ameren Illinois' July 2013 refund report also concluded that no refund was warranted.
In June 2014, the FERC issued an order that denied Ameren Illinois’ rehearing requests of the July 2012 order and the June 2013 order. Separately, in June 2014, the FERC issued an order establishing settlement procedures and, if necessary, hearing procedures regarding Ameren Illinois’ July 2013 refund report. In July 2014, Ameren Illinois filed an appeal of the FERC order denying rehearing of the July 2012 and June 2013 orders with the United States Court of Appeals for the District of Columbia Circuit. Also in July 2014, Ameren Illinois filed a request for rehearing with the FERC of its June 2014 order regarding the July 2013 refund report. In November 2014, the United States Court of Appeals for the District of Columbia issued an order suspending the appeal until the related FERC proceedings have been completed.
Ameren Illinois estimates the maximum pretax charge to earnings for this possible refund obligation through December 31, 2014, is $22 million. Ameren and Ameren Illinois recorded a current liability representing their estimate of the probable refund due to electric transmission customers based on the June 2014 order. If Ameren Illinois was to determine that a refund to its electric transmission customers in excess of the amount already recorded is probable, an additional charge to earnings would be recorded in the period in which that determination was made.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 9.15%. Currently, the FERC-allowed base return on common equity for MISO transmission owners is 12.38%. In October 2014, the FERC issued an order establishing settlement procedures and, if necessary, hearing procedures regarding the allowed base return on common equity. In January 2015, the settlement judge terminated settlement proceedings and the FERC scheduled the case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. As the original 15-month refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 8.67%.
In October 2014, the FERC issued an order in a proceeding, in which the Ameren Companies were not involved, reducing the allowed base return on common equity for New England transmission owners from 11.14% to 10.57%, with rate incentives allowed up to 11.74%. The FERC order in the New England transmission owners’ case applied observable market data from October 2012 to March 2013 to determine the allowed base return on common equity. The FERC expects the evidence and the calculation used in the New England transmission owners’ case to guide its decision in the MISO complaint case discussed above. The FERC calculation will establish the allowed base return on common equity, which specifies a unique time period for each complaint case, and will require multiple inputs based on observable market data specific to the utility industry and broader macroeconomic data. In January 2015, the settlement judge for the MISO complaint case ordered that July 13, 2015, should be the cut-off date for the observable market data to be used in the calculation of the allowed base return on common equity. Based on the information in these orders, Ameren and Ameren Illinois recorded current liabilities representing their estimate of the required refunds from the refund effective date of November 12, 2013, through December 31, 2014. Ameren Missouri did not record a liability as of December 31, 2014, and does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.
In November 2014, we filed a request with the FERC to include an incentive adder of up to 50 basis points on the allowed base return on common equity for participation in an RTO, and we sought authorization to defer collection of it until after the issuance of the final order addressing the initial MISO complaint case discussed above. FERC approved the request to implement the incentive adder prospectively from January 6, 2015, and to defer collection of it until the issuance of the final order addressing the initial MISO complaint case.
Ameren Missouri Power Purchase Agreement with Entergy
Beginning in 2005, the FERC issued a series of orders addressing a complaint filed in 2001 by the Louisiana Public Service Commission against Entergy and certain of its affiliates. The complaint alleged unjust and unreasonable cost allocations. As a result of the FERC orders, Entergy began billing Ameren Missouri in 2007 for additional charges under a 165-megawatt power purchase agreement that expired August 31, 2009. In May 2012, the FERC issued an order stating that Entergy should not have included additional charges to Ameren Missouri under the power purchase agreement. Pursuant to the order, in June 2012, Entergy paid Ameren Missouri $31 million, with $24 million recorded as a reduction to “Operating Expenses – Purchased power” expense and $5 million for interest recorded as “Miscellaneous income” in the statement of income. The remaining $2 million was recorded as an offset to the FAC under-recovered regulatory asset for the amount refundable to customers. The amount of the Entergy refund recorded to the FAC regulatory asset related to the period when the FAC was effective; therefore, such costs were previously included in customer rates. In November 2013, Entergy filed an appeal of the FERC's May 2012 order with the United States Court of Appeals for the District of Columbia Circuit. Ameren is not able to predict when or how the court will rule on Entergy's appeal.

The Louisiana Public Service Commission appealed the FERC’s orders regarding Louisiana Public Service Commission’s complaint against Entergy Services, Inc. to the United States Court of Appeals for the District of Columbia Circuit. That court ordered further FERC proceedings regarding Louisiana Public Service Commission’s complaint. Ameren Missouri estimates that it could incur an additional expense of up to $8 million if the FERC's May 2012 order is overturned on appeal. Ameren Missouri believes that the likelihood of incurring any expense is not probable, and therefore no liability has been recorded as of December 31, 2014.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a new nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at the Callaway site, and the NRC suspended review of the COL application. The suspended status of the COL application currently extends through the end of 2015.
Ameren Missouri estimates the total cost to obtain a COL

for the Callaway site to be approximately $100 million. As of December 31, 2014, Ameren Missouri had capitalized investments of $69 million for the development of a new nuclear energy center. Ameren is currently evaluating all potential nuclear technologies in order to maintain an option for nuclear power in the future.
All of Ameren Missouri's capitalized investments for the development of a new nuclear energy center will remain capitalized while management pursues options to maximize the value of its investment. If efforts to license additional nuclear generation are abandoned, the NRC does not extend the COL application suspended status, or if management concludes it is probable that the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination is made.

Regulatory Assets and Liabilities
In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, we defer certain costs as regulatory assets pursuant to actions of regulators or based on the expected ability to recover such costs in rates charged to customers. We may also defer certain amounts as regulatory liabilities because of actions of regulators or because of the expectation that such amounts will be returned to customers in future rates. The following table presents our regulatory assets and regulatory liabilities at December 31, 2014 and 2013:

	2014			2013
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Current regulatory assets:
Under-recovered FAC(a)(b)	$128	$—	$128	$104	$—	$104
Under-recovered Illinois electric power costs(c)	—	2	2	—	1	1
Under-recovered PGA(c)	—	20	20	—	1	1
MTM derivative losses(d)	32	42	74	14	36	50
Energy efficiency riders(e)	3	—	3	—	—	—
IEIMA revenue requirement reconciliation(a)(f)	—	65	65	—	—	—
FERC revenue requirement reconciliation(a)(g)	—	—	3	—	—	—
Total current regulatory assets	$163	$129	$295	$118	$38	$156
Noncurrent regulatory assets:
Pension and postretirement benefit costs(h)	$148	$275	$423	$44	$140	$184
Income taxes(i)	253	3	256	230	7	237
Asset retirement obligations(j)	—	5	5	—	5	5
Callaway costs(a)(k)	36	—	36	40	—	40
Unamortized loss on reacquired debt(a)(l)	72	80	152	77	74	151
Contaminated facilities costs(m)	—	251	251	—	271	271
MTM derivative losses(d)	14	144	158	8	118	126
Storm costs(n)	—	3	3	5	3	8
Demand-side costs before the MEEIA implementation(a)(o)	44	—	44	58	—	58
Workers’ compensation claims(p)	7	7	14	6	6	12
Credit facilities fees(q)	5	—	5	5	—	5
Common stock issuance costs(r)	2	—	2	4	—	4
Construction accounting for pollution control equipment(a)(s)	21	—	21	22	—	22
Solar rebate program(a)(t)	88	—	88	27	—	27
IEIMA revenue requirement reconciliation(a)(f)	—	101	101	—	65	65
FERC revenue requirement reconciliation(a)(g)	—	8	12	—	—	5
Other(u)	5	6	11	8	12	20
Total noncurrent regulatory assets	$695	$883	$1,582	$534	$701	$1,240
Current regulatory liabilities:
Over-recovered FAC(b)	$—	$—	$—	$26	$—	$26
Over-recovered Illinois electric power costs(c)	—	26	26	—	51	51
Over-recovered PGA(c)	2	25	27	5	29	34
MTM derivative gains(d)	16	1	17	26	1	27
Wholesale distribution refund(v)	—	—	—	—	13	13
IEIMA revenue requirement reconciliation(f)	—	—	—	—	65	65
FERC revenue requirement reconciliation(g)	—	11	11	—	—	—
Refund reserves for FERC orders and audit findings(w)	—	21	25	—	—	—
Total current regulatory liabilities	$18	$84	$106	$57	$159	$216
Noncurrent regulatory liabilities:
Income taxes(x)	$41	$14	$55	$37	$3	$40
Uncertain tax positions tracker(y)	7	—	7	1	—	1
Removal costs(z)	886	643	1,529	828	610	1,438
Asset retirement obligation(j)	182	—	182	146	—	146
Bad debt riders(aa)	—	7	7	—	8	8
Pension and postretirement benefit costs tracker(ab)	24	—	24	15	—	15
Energy efficiency riders(e)	—	39	39	3	33	36
FERC revenue requirement reconciliation(g)	—	—	—	—	10	10
Other(ac)	7	—	7	11	—	11
Total noncurrent regulatory liabilities	$1,147	$703	$1,850	$1,041	$664	$1,705

(a)	These assets earn a return.

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

(e)
The Ameren Missouri balance relates to the MEEIA. Beginning in January 2014, a MEEIA rider allowed Ameren Missouri to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its lost revenues. Under the MEEIA rider, collections from or refunds to customers occur one year after the program costs and lost revenues are incurred. The Ameren Illinois balance relates to a regulatory tracking mechanism to recover its electric and natural gas costs associated with developing, implementing, and evaluating customer energy efficiency and demand response programs. Any under-recovery or over-recovery will be collected from or refunded to customers over the 12 months following the plan year.

(f)
The difference between Ameren Illinois' annual revenue requirement calculated under the IEIMA's performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Subject to ICC approval, these amounts will be collected from or refunded to customers within two years.

(g)
Ameren Illinois' and ATXI's annual revenue requirement reconciliation adjustments calculated pursuant to the FERC's electric transmission formula ratemaking framework. The under-recovery or over-recovery will be recovered from or refunded to customers within two years.

(h)
These costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 11 – Retirement Benefits for additional information.

(i)	Offset to certain deferred tax liabilities for expected recovery of future income taxes when paid. This will be recovered over the expected life of the related assets.

(j)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.

(k)
Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the energy center's current operating license, which expires in 2024.

(l)	Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.

(m)
The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 15 – Commitments and Contingencies for additional information.

(n)
Ameren Missouri's actual storm costs that exceed the normalized storm costs for rate purposes. As approved by the December 2012 MoPSC electric rate order, the 2006, 2007, and 2008 storm costs were amortized through December 2014. The Ameren Illinois balance includes 2013 storm costs deferred in accordance with the IEIMA. These costs are being amortized over a five-year period beginning in 2013.

(o)
Demand-side costs incurred prior to implementation of the MEEIA in 2013, including the costs of developing, implementing and evaluating customer energy efficiency and demand response programs. Costs incurred from May 2008 through September 2008 are being amortized over a 10-year period that began in March 2009. Costs incurred from October 2008 through December 2009 are being amortized over a six-year period that began in July 2010. Costs incurred from January 2010 through February 2011 are being amortized over a six-year period that began in August 2011. Costs incurred from March 2011 through July 2012 are being amortized over a six-year period that began in January 2013.The amortization period for costs incurred from August 2012 through December 2012 will be determined in the July 2014 electric rate case.

(p)	The period of recovery will depend on the timing of actual expenditures.

(q)
Ameren Missouri’s costs incurred to enter into and maintain the 2012 Missouri Credit Agreement. Additional costs were incurred in December 2014 to amend and restate the 2012 Missouri Credit Agreement. These costs are being amortized over the life of the credit facility, ending in December 2019, to construction work in progress, which will be depreciated when assets are placed into service.

(r)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to recover its portion of Ameren’s September 2009 common stock issuance costs. These costs are being amortized over five years, beginning in July 2010.

(s)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment was included in customer rates. These costs will be amortized over the expected life of the Sioux energy center, which is currently through 2033.

(t)
Costs associated with Ameren Missouri's solar rebate program beginning in August 2012 to fulfill its renewable energy portfolio requirement. The amortization period for these costs will be three years, commencing with the effectiveness of Ameren Missouri's current July 2014 electric rate case.

(u)
The Ameren Illinois balance includes Ameren Illinois Merger integration and optimization costs, which are being amortized over four years, beginning in January 2012. The Ameren Illinois total also includes costs related to the 2013 natural gas delivery service rate case costs, which are being amortized over a two-year period that began in January 2014. At Ameren Missouri, the balance primarily includes the cost of renewable energy credits to fulfill its renewable energy portfolio requirement. Costs incurred from January 2010 through July 2012 are being amortized over three years, beginning in January 2013.

(v)	Estimated refund to wholesale electric customers as of December 31, 2013. See 2011 Wholesale Distribution Rate Case above.

(w)
Estimated refunds to transmission customers related to FERC orders and audit findings. In regards to the FERC orders, see Ameren Illinois Electric Transmission Rate Refund and FERC Complaint Cases above.

(x)
Unamortized portion of investment tax credits and federal excess deferred taxes. The unamortized portion of investment tax credits and the federal excess deferred taxes are being amortized over the expected life of the underlying assets.

(y)	The tracker is amortized over three years, beginning from the date the amounts are included in rates. See Note 13 - Income Taxes for additional information.

(z)	Estimated funds collected for the eventual dismantling and removal of plant from service, net of salvage value, upon retirement related to our rate-regulated operations.

(aa)
A regulatory tracking mechanism for the difference between the level of bad debt incurred by Ameren Illinois under GAAP and the level of such costs included in electric and natural gas rates. The over-recovery relating to 2012 was refunded to customers from June 2013 through May 2014. The over-recovery relating to 2013 is being refunded to customers from June 2014 through May 2015. The over-recovery relating to 2014 will be refunded to customers from June 2015 through May 2016.

(ab)
A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs built into rates. For periods prior to August 2012, the MoPSC's December 2012 electric rate order directed the amortization to occur over five years, beginning in January 2013. For periods after August 2012, the amortization period will be determined in the July 2014 electric rate case.

(ac)
Balance includes the costs of renewable energy credits to fulfill Ameren Missouri's renewable energy portfolio requirement from August 2012 through December 2013, which were less than the amount included in rates. The balance also includes a regulatory tracking mechanism at Ameren Missouri for the difference between the level of storm costs incurred in a particular year and the level of such costs built into rates. The amortization periods for these over-recoveries will be determined in the July 2014 electric rate case.

Ameren, Ameren Missouri, and Ameren Illinois continually assess the recoverability of their regulatory assets. Under current accounting standards, regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that payments of regulatory liabilities are no longer probable, the amounts are credited to earnings.

NOTE 3 – PROPERTY AND PLANT, NET
The following table presents property and plant, net, for each of the Ameren Companies at December 31, 2014 and 2013:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2014
Property and plant, at original cost:
Electric	$17,052	$6,517	$344	$23,913
Natural gas	431	1,854	—	2,285
	17,483	8,371	344	26,198
Less: Accumulated depreciation and amortization	7,086	2,422	251	9,759
	10,397	5,949	93	16,439
Construction work in progress:
Nuclear fuel in process	209	—	—	209
Other	261	216	299	776
Property and plant, net	$10,867	$6,165	$392	$17,424
2013
Property and plant, at original cost:
Electric	$15,964	$5,426	$336	$21,726
Natural gas	413	1,562	—	1,975
	16,377	6,988	336	23,701
Less: Accumulated depreciation and amortization	6,766	1,627	251	8,644
	9,611	5,361	85	15,057
Construction work in progress:
Nuclear fuel in process	246	—	—	246
Other	595	228	79	902
Property and plant, net	$10,452	$5,589	$164	$16,205

(a)
Amounts in Ameren and Ameren Missouri include two CTs under separate capital lease agreements. The gross cumulative asset value of those agreements was $233 million and $228 million at December 31, 2014 and 2013, respectively. The total accumulated depreciation associated with the two CTs was $66 million and $56 million at December 31, 2014 and 2013, respectively. In addition, Ameren Missouri has investments in debt securities, which were classified as held-to-maturity, related to the two CTs from the city of Bowling Green and Audrain County. As of December 31, 2014 and 2013, the carrying value of these debt securities was $294 million and $299 million, respectively.

The following table provides accrued capital and nuclear fuel expenditures at December 31, 2014, 2013, and 2012, which represent noncash investing activity excluded from the accompanying statements of cash flows:

	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures:
2014	$181	$72	$59
2013	175	74	86
2012	107	63	37
Accrued nuclear fuel expenditures:
2014	13	13	(b)
2013	8	8	(b)
2012	8	8	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit agreements, or commercial paper issuances.
2012 Credit Agreements
On December 11, 2014, each of the 2012 Credit Agreements was amended and restated. The amended and restated agreements extended the maturity dates of the 2012 Credit Agreements from November 14, 2017, to December 11, 2019, resulting in $2.1 billion of credit provided through the extended maturity date. The facilities continue to include 24 international, national, and regional lenders, with no single lender providing more than $115 million of credit in aggregate.
The obligations of each borrower under the respective 2012 Credit Agreements to which it is a party are several and not joint, and, except under limited circumstances relating to expenses and indemnities, the obligations of Ameren Missouri and Ameren

Illinois under the respective 2012 Credit Agreements are not guaranteed by Ameren or any other subsidiary of Ameren. The maximum aggregate amount available to each borrower under each facility is shown in the following table (the amount being each borrower's "Borrowing Sublimit"):

	2012 Missouri Credit Agreement	2012 Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
Ameren has the option to seek additional commitments from existing or new lenders to increase the total facility size of the 2012 Credit Agreements up to a maximum amount of $1.2 billion for the 2012 Missouri Credit Agreement and $1.3 billion for the 2012 Illinois Credit Agreement. The 2012 Credit Agreements, as well as the Borrowing Sublimits of Ameren, Ameren Missouri, and Ameren Illinois, will mature and expire on December 11, 2019. The principal amount of each revolving loan owed by a borrower under any of the 2012 Credit Agreements to which it is a party will be due and payable no later than the maturity date of such 2012 Credit Agreement. The principal amount of each revolving loan owed by Ameren Missouri or Ameren Illinois under the applicable 2012 Credit Agreement will be due and payable no later than the earlier of the maturity date or 364 days after the date of such loan.
The obligations of all borrowers under the 2012 Credit Agreements are unsecured. Loans are available on a revolving basis under each of the 2012 Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower's long-term unsecured credit ratings or, if no such ratings are then in effect, the borrower's corporate/issuer ratings then in effect. The 2012 Credit Agreements provide for the issuance of letters of credit for the account of the borrowers up to a maximum of 25% of the aggregate initial commitment under the applicable 2012 Credit Agreement. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the 2012 Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.1 billion overall combined facility borrowing limitations of the 2012 Credit Agreements.
The borrowers will use the proceeds from any borrowings under the 2012 Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term intercompany loan arrangements, or for paying fees and expenses incurred in connection with the 2012 Credit Agreements. Both of the 2012 Credit Agreements are available to Ameren to support issuances under Ameren's commercial paper program, subject to borrowing sublimits. The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement are available to support issuances under Ameren Missouri's and Ameren Illinois' commercial paper programs, respectively. As of December 31, 2014, based on commercial paper outstanding and letters of credit issued under the 2012 Credit Agreements, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at December 31, 2014, was $1.4 billion.
Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the 2012 Credit Agreements for the years ended December 31, 2014 and 2013.

Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren Missouri's and Ameren Illinois' commercial paper program, for the years ended December 31, 2014 and 2013:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2014
Average daily commercial paper outstanding	$423	$110	$165	$639
Outstanding borrowings at period-end	585	97	32	714
Weighted-average interest rate	0.36%	0.38%	0.32%	0.36%
Peak commercial paper during period(a)	$625	$495	$300	$910
Peak interest rate	0.75%	0.70%	0.60%	0.75%
2013
Average daily commercial paper outstanding	$54	$—	$—	$54
Outstanding borrowings at period-end	368	—	—	368
Weighted-average interest rate	0.56%	—%	—%	0.56%
Peak commercial paper during period(a)	$368	$—	$—	$368
Peak interest rate	0.85%	—%	—%	0.85%

Indebtedness Provisions and Other Covenants
The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants.
The 2012 Credit Agreements contain conditions for borrowings and issuances of letters of credit. These include the absence of default or unmatured default, material accuracy of representations and warranties (excluding any representation after the closing date as to the absence of material adverse change and material litigation, and the absence of any notice of violation, liability, or requirement under any environmental laws that could have a material adverse effect), and obtainment of required regulatory authorizations. In addition, it is a condition for any Ameren Illinois borrowing that, at the time of and after giving effect to such borrowing, Ameren Illinois not be in violation of any limitation on its ability to incur unsecured indebtedness contained in its articles of incorporation.
The 2012 Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The 2012 Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2014, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2012 Credit Agreements, were 50%, 49%, and 47%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and, by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, under the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1.0. However, the interest coverage requirement will only apply at such times as Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody's or BBB- from S&P. As of December 31, 2014, Ameren exceeded the rating requirements and the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement.
The 2012 Credit Agreements contain default provisions that apply separately to each borrower; provided, however, that a default of Ameren Missouri or Ameren Illinois under the applicable 2012 Credit Agreement will also be deemed to constitute a default of Ameren under such agreement. Defaults include a cross-default to a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $75 million in the aggregate (including under the other 2012 Credit Agreement). However, under the default provisions of the 2012 Credit Agreements, any default of Ameren under any 2012 Credit Agreement that results solely from a default of Ameren Missouri or Ameren Illinois thereunder does not result in a cross-default of Ameren under the other 2012 Credit Agreement. Further, the 2012 Credit Agreement default provisions provide that an Ameren default under any of the 2012 Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Ameren Companies' credit agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. Management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit agreements at December 31, 2014.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren may participate in the money pool only as a lender. Internal funds are surplus funds contributed to the money pool from participants. The primary sources of external funds for the money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the money pool for the year ended December 31, 2014, was 0.19% (2013 - 0.14%).
See Note 14 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the years ended December 31, 2014, 2013, and 2012.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, for the Ameren Companies as of December 31, 2014 and 2013:

	2014	2013
Ameren (Parent):
8.875% Senior unsecured notes due 2014	$—	$425
Less: Maturities due within one year	—	(425)
Long-term debt, net	$—	$—
Ameren Missouri:
Senior secured notes:(a)
5.50% Senior secured notes due 2014	—	104
4.75% Senior secured notes due 2015	114	114
5.40% Senior secured notes due 2016	260	260
6.40% Senior secured notes due 2017	425	425
6.00% Senior secured notes due 2018(b)	179	179
5.10% Senior secured notes due 2018	199	199
6.70% Senior secured notes due 2019(b)	329	329
5.10% Senior secured notes due 2019	244	244
5.00% Senior secured notes due 2020	85	85
3.50% Senior secured notes due 2024	350	—
5.50% Senior secured notes due 2034	184	184
5.30% Senior secured notes due 2037	300	300
8.45% Senior secured notes due 2039(b)	350	350
3.90% Senior secured notes due 2042(b)	485	485
Environmental improvement and pollution control revenue bonds:
1992 Series due 2022(c)(d)	47	47
1993 5.45% Series due 2028(e)	(e)	(e)
1998 Series A due 2033(c)(d)	60	60
1998 Series B due 2033(c)(d)	50	50
1998 Series C due 2033(c)(d)	50	50
Capital lease obligations:
City of Bowling Green capital lease (Peno Creek CT) due 2022	54	59
Audrain County capital lease (Audrain County CT) due 2023	240	240
Total long-term debt, gross	4,005	3,764
Less: Unamortized discount and premium	(6)	(7)
Less: Maturities due within one year	(120)	(109)
Long-term debt, net	$3,879	$3,648

	2014	2013
Ameren Illinois:
Senior secured notes:
6.20% Senior secured notes due 2016(f)	$54	$54
6.25% Senior secured notes due 2016(g)	75	75
6.125% Senior secured notes due 2017(g)(h)	250	250
6.25% Senior secured notes due 2018(g)(h)	144	144
9.75% Senior secured notes due 2018(g)(h)	313	313
2.70% Senior secured notes due 2022(g)(h)	400	400
3.25% Senior secured notes due 2025(g)	300	—
6.125% Senior secured notes due 2028(g)	60	60
6.70% Senior secured notes due 2036(g)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(g)	280	280
4.30% Senior secured notes due 2044(g)	250	—
Environmental improvement and pollution control revenue bonds:
5.90% Series 1993 due 2023(i)	(i)	32
5.70% 1994A Series due 2024(j)	(j)	36
5.95% 1993 Series C-1 due 2026(k)	—	35
5.70% 1993 Series C-2 due 2026(k)	—	8
1993 Series B-1 due 2028(d)(k)	17	17
5.40% 1998A Series due 2028(j)	—	19
5.40% 1998B Series due 2028(j)	—	33
Fair-market value adjustments	—	4
Total long-term debt, gross	2,246	1,863
Less: Unamortized discount and premium	(5)	(7)
Less: Maturities due within one year	—	—
Long-term debt, net	$2,241	$1,856
Ameren consolidated long-term debt, net	$6,120	$5,504

(a)
These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the Ameren Missouri senior secured notes currently outstanding, we do not expect the first mortgage bond lien protection associated with these notes to fall away until 2042.

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

(d)
The interest rates, and the periods during which such rates apply, vary depending on our selection of defined rate modes. Maximum interest rates could reach 18% depending on the series of bonds. The average interest rates for 2014 and 2013 were as follows:

	2014	2013
Ameren Missouri 1992 Series due 2022	0.10%	0.17%
Ameren Missouri 1998 Series A due 2033	0.26%	0.34%
Ameren Missouri 1998 Series B due 2033	0.27%	0.33%
Ameren Missouri 1998 Series C due 2033	0.26%	0.34%
Ameren Illinois 1993 Series B-1 due 2028	0.21%	0.14%

(e)
These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage bond indenture and are secured by substantially all Ameren Missouri property and franchises. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(f)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the CILCO mortgage indenture. The notes have a fall-away lien provision, and Ameren Illinois could cause these notes to become unsecured at any time by redeeming the pollution control bonds 5.90% Series 1993 due 2023 (of which less than $1 million remains outstanding). Ameren Illinois may resecure these notes if it chooses.

(g)
These notes are collaterally secured by mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under the Ameren Illinois mortgage indenture remain outstanding. Redemption, purchase, or maturity of all mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the Ameren Illinois senior secured notes currently outstanding, we do not expect the mortgage bond lien protection associated with these notes to fall away until 2024.

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

and CIPS. The bonds are callable at 100% of par value. The bonds are also backed by an insurance guarantee policy. Less than $1 million principal amount of the bonds remain outstanding.

(k)	The bonds are callable at 100% of par value.
The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2014:

	Ameren Missouri(a)	Ameren Illinois(a)	Ameren Consolidated
2015	$120	$—	$120
2016	266	129	395
2017	431	250	681
2018	383	457	840
2019	581	—	581
Thereafter	2,224	1,410	3,634
Total	$4,005	$2,246	$6,251

(a)	Excludes unamortized discount and premium of $6 million and $5 million at Ameren Missouri and Ameren Illinois, respectively.
All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren's subsidiaries was included in "Noncontrolling Interests" on Ameren's consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2014 and 2013:

		Redemption Price(per share)		2014	2013
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.

Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such preference stock outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no shares outstanding.
Ameren
In May 2014, Ameren (parent) repaid at maturity $425 million of its 8.875% senior unsecured notes, plus accrued interest. The notes were repaid with proceeds from commercial paper issuances.
Ameren filed a Form S-3 registration statement with the SEC in May 2014, authorizing the offering of 8.6 million additional shares of its common stock under DRPlus, which expires in May 2017. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
In October 2013, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under its 401(k) plan. Shares of common stock sold under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
In June 2012, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement registering the issuance of an indeterminate amount of certain types of securities, which expires in June 2015.
From 2012 through 2014, Ameren shares for its DRPlus and its 401(k) plans were purchased in the open market.

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
In June 2014, Ameren Illinois issued $250 million of 4.30% senior secured notes due July 1, 2044, with interest payable semiannually on January 1 and July 1, beginning January 1, 2015. Ameren Illinois received proceeds of $246 million, which were used to repay a portion of its short-term debt.
In December 2014, Ameren Illinois issued $300 million of 3.25% senior secured notes due March 1, 2025, with interest payable semiannually on March 1 and September 1, beginning March 1, 2015. Ameren Illinois received proceeds of $298 million, which were used to repay a portion of its short-term debt.
In December 2013, Ameren Illinois issued $280 million principal amount of 4.80% senior secured notes due December 15, 2043, with interest payable semiannually on June 15 and December 15, beginning June 15, 2014. Ameren Illinois received net proceeds of $276 million. The proceeds were used, together with other available cash, to repay at maturity $150 million of its 8.875% senior secured notes due December 15, 2013, and to repay its short-term debt.

Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2014, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	4.3	$3,605		>2.5	115.1	$2,568
Ameren Illinois	>2.0	6.4	3,358	(d)	>1.5	2.7	208

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $832 million and $204 million at Ameren Missouri and Ameren Illinois, respectively.

(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.

(d)	Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture.
Ameren Missouri and Ameren Illinois and certain other nonregistrant Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2014, Ameren Illinois’ ratio of common stock equity to total capitalization was 53%.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.

Off-Balance-Sheet Arrangements
At December 31, 2014, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 16 – Divestiture Transactions and Discontinued Operations for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.

NOTE 6 – OTHER INCOME AND EXPENSES
The following table presents the components of "Other Income and Expenses" in the Ameren Companies’ statements of income (loss) for the years ended December 31, 2014, 2013, and 2012:

	2014		2013	2012
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$34		$37	$36
Interest income on industrial development revenue bonds	27		27	28
Interest income	10	(b)	3	4	(d)
Other	8	(c)	2	2
Total miscellaneous income	$79		$69	$70
Miscellaneous expense:
Donations	$10		$12	$24	(e)
Other	12		14	13
Total miscellaneous expense	$22		$26	$37
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$32		$31	$31
Interest income on industrial development revenue bonds	27		27	28
Interest income	1		—	4	(d)
Total miscellaneous income	$60		$58	$63
Miscellaneous expense:
Donations	$6		$4	$9
Other	6		7	5
Total miscellaneous expense	$12		$11	$14
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$2		$6	$5
Interest income	7	(b)	2	—
Other	8	(c)	2	2
Total miscellaneous income	$17		$10	$7
Miscellaneous expense:
Donations	$4		$4	$11	(e)
Other	4		5	6
Total miscellaneous expense	$8		$9	$17

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes Ameren Illinois' interest income received in 2014 relating to the 2013 and 2014 IEIMA revenue requirement reconciliation regulatory assets.

(c)	Includes Ameren Illinois' income earned in 2014 from customer-requested construction.

(d)
Includes Ameren Missouri's interest income relating to a refund of charges included in an expired power purchase agreement with Entergy. See Note 2 – Rate and Regulatory Matters for additional information.

(e)
Includes Ameren Illinois' one-time $7.5 million contribution to the Illinois Science and Energy Innovation Trust pursuant to the IEIMA as a result of Ameren Illinois' participation in the electric delivery formula ratemaking process.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2014 and 2013. As of December 31, 2014, these contracts ran through October 2017, October 2019, May 2032, and October 2016 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2014			2013
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	50	(b)	50	66	(b)	66
Natural gas (in mmbtu)	28	108	136	28	108	136
Power (in megawatthours)	1	11	12	3	11	14
Uranium (pounds in thousands)	332	(b)	332	796	(b)	796

(a)	Fuel oils consist of heating oil, ultra-low-sulfur diesel, and crude oil.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2014 and 2013, all contracts that qualify for hedge accounting receive regulatory deferral.
Authoritative accounting guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting arrangement. The Ameren Companies did not elect to adopt this guidance for any eligible commodity contracts.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2014 and 2013:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2014
Fuel oils	Other current assets	$2	$—	$2
Natural gas	Other current assets	1	1	2
Power	Other current assets	15	—	15
	Total assets	$18	$1	$19
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(a)	31	(a)
	Other current liabilities	6	—	37
	Other deferred credits and liabilities	6	13	19
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	—	131	131
Uranium	Other current liabilities	2	—	2
	Total liabilities	$46	$186	$232
2013
Fuel oils	Other current assets	$6	$—	$6
	Other assets	3	—	3
Natural gas	Other current assets	1	1	2
Power	Other current assets	23	—	23
	Total assets	$33	$1	$34
Fuel oils	Other current liabilities	$2	$—	$2
	Other deferred credits and liabilities	1	—	1
Natural gas	MTM derivative liabilities	(a)	27	(a)
	Other current liabilities	5	—	32
	Other deferred credits and liabilities	6	19	25
Power	MTM derivative liabilities	(a)	9	(a)
	Other current liabilities	4	—	13
	Other deferred credits and liabilities	—	99	99
Uranium	Other current liabilities	5	—	5
	Other deferred credits and liabilities	1	—	1
	Total liabilities	$24	$154	$178

(a)	Balance sheet line item not applicable to registrant.
The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred in regulatory assets or regulatory liabilities as of December 31, 2014 and 2013:

	Ameren Missouri	Ameren Illinois	Ameren
2014
Fuel oils derivative contracts(a)	$(29)	$—	$(29)
Natural gas derivative contracts(b)	(11)	(43)	(54)
Power derivative contracts(c)	12	(142)	(130)
Uranium derivative contracts(d)	(2)	—	(2)
2013
Fuel oils derivative contracts	$2	$—	$2
Natural gas derivative contracts	(10)	(45)	(55)
Power derivative contracts	19	(108)	(89)
Uranium derivative contracts	(6)	—	(6)

(a)
Represents net losses associated with fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s rail transportation surcharges for coal through December 2017. Current losses deferred as regulatory assets include $21 million and $21 million at Ameren and Ameren Missouri, respectively.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2019 at Ameren and Ameren Missouri and through October 2018 at Ameren Illinois. Current gains deferred as regulatory liabilities include $2 million, $1 million, and $1 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. Current losses deferred as regulatory assets include $37 million, $6 million, and $31 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri. Current gains deferred as regulatory liabilities include $15 million and $15 million at Ameren and Ameren Missouri, respectively. Current losses deferred as regulatory assets include $14 million, $3 million, and $11 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(d)
Represents net losses associated with uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri's uranium requirements through December 2016. Current losses deferred as regulatory assets include $2 million and $2 million at Ameren and Ameren Missouri, respectively.

Derivative instruments are subject to various credit-related losses in the event of nonperformance by counterparties to the transaction. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk. Our credit risk management program involves establishing credit limits and collateral requirements for counterparties, using master netting arrangements, and reporting daily exposure to senior management.
We believe that entering into master netting arrangements mitigates the level of financial loss that could result from default by allowing net settlement of derivative assets and liabilities. We generally enter into the following master netting arrangements: (1) the International Swaps and Derivatives Association Agreement, a standardized financial natural gas and electric contract; (2) the Master Power Purchase and Sale Agreement, created by the Edison Electric Institute and the National Energy Marketers Association, a standardized contract for the purchase and sale of wholesale power; and (3) the North American Energy Standards Board Inc. Agreement, a standardized contract for the purchase and sale of natural gas. These master netting arrangements allow the counterparties to net settle sale and purchase transactions. Further, collateral requirements are calculated at the master netting arrangement level by counterparty.
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of December 31, 2014 and 2013:

		Gross Amounts Not Offset on the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized on the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2014
Assets:
Ameren Missouri	$18	$5	$—	$13
Ameren Illinois	1	—	—	1
Ameren	$19	$5	$—	$14
Liabilities:
Ameren Missouri	$46	$5	$5	$36
Ameren Illinois	186	—	—	186
Ameren	$232	$5	$5	$222
2013
Assets:
Ameren Missouri	$33	$9	$—	$24
Ameren Illinois	1	1	—	—
Ameren	$34	$10	$—	$24
Liabilities:
Ameren Missouri	$24	$9	$9	$6
Ameren Illinois	154	1	15	138
Ameren	$178	$10	$24	$144

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. As of December 31, 2014, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposure was $5 million, $5 million, and $- million, respectively. The potential loss on counterparty exposures is reduced by the application of master netting arrangements and collateral held, to the extent of reducing the exposure to zero. As of December 31, 2014, the potential loss after consideration of the application of master netting arrangements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $5 million, $5 million, and $- million, respectively.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2014, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master netting arrangements assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on December 31, 2014, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$96	$4	$88
Ameren Illinois	74	—	71
Ameren	$170	$4	$159

(a)	Prior to consideration of master netting arrangements and including NPNS and other accrual contract exposures.

(b)
As collateral requirements with certain counterparties are based on master netting arrangements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.

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
The market approach is used to measure the fair value of equity securities held in Ameren Missouri's nuclear decommissioning trust fund. Equity securities in this fund are representative of the S&P 500 index, excluding securities of Ameren Corporation, owners and/or operators of nuclear power plants and the trustee and investment managers. The S&P 500 index comprises stocks of large-capitalization companies.
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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the period ended December 31, 2014:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Level 3 Derivative asset and liability – commodity contracts(a):
Ameren	Fuel oils	$2	$(8)	Option model	Volatilities(%)(b)	3 - 39	32
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.43	(d)
					Escalation rate(%)(e)(f)	5	(d)
	Natural Gas	1	(2)	Option model	Volatilities(%)(b)	31 - 144	63
					Nodal basis($/mmbtu)(e)	(0.40) - 0	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.40) - 0.10	(0.20)
					Counterparty credit risk(%)(b)(c)	0.43 - 13	3
					Ameren Missouri and Ameren Illinois credit risk(%)(b)(c)	0.43	(d)
	Power(g)	11	(144)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(h)	27 - 50	32
					Estimated auction price for FTRs($/MW)(e)	(1,833) - 2,743	171
					Nodal basis($/MWh)(e)	(6) - 0	(2)
					Counterparty credit risk(%)(b)(c)	0.26	(d)
					Ameren Missouri and Ameren Illinois credit risk(%)(b)(c)	0.43	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	4 - 5	4
					Escalation rate(%)(e)(i)	0 - 1	1
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6
	Uranium	—	(2)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	35 - 40	36
Ameren Missouri	Fuel oils	$2	$(8)	Option model	Volatilities(%)(b)	3 - 39	32
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.43	(d)
					Escalation rate(%)(e)(f)	5	(d)
	Natural Gas	—	(1)	Option model	Volatilities(%)(b)	31 - 144	53
					Nodal basis($/mmbtu)(e)	(0.40) - 0	(0.30)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.10)	(d)
					Counterparty credit risk(%)(b)(c)	0.57 - 13	5
					Ameren Missouri credit risk(%)(b)(c)	0.43	(d)
	Power(g)	11	(2)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(b)	27 - 50	32
					Estimated auction price for FTRs($/MW)(e)	(1,833) - 2,743	171
					Counterparty credit risk(%)(b)(c)	0.26	(d)
					Ameren Missouri credit risk(%)(b)(c)	0.43	(d)
	Uranium	—	(2)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	35 - 40	36
Ameren Illinois	Natural Gas	$1	$(1)	Option model	Volatilities(%)(b)	50 - 144	94
					Nodal basis($/mmbtu)(e)	(0.10) - 0	(0.10)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.40) - 0.10	(0.20)
					Counterparty credit risk(%)(b)(c)	0.43 - 2	0.83
					Ameren Illinois credit risk(%)(b)(c)	0.43	(d)

	Fair Value					Weighted
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Power(g)	—	(142)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(e)	27 - 38	32
				Nodal basis($/MWh)(e)	(6) - 0	(2)
				Ameren Illinois credit risk(%)(b)(c)	0.43	(d)
			Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	4 - 5	4
				Escalation rate(%)(e)(i)	0 - 1	1
			Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(c)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(d)	Not applicable.

(e)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(f)	Escalation rate applies to fuel oil prices 2017 and beyond.

(g)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2018. Valuations beyond 2018 use fundamentally modeled pricing by month for peak and off-peak demand.

(h)
The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions. As such, refer to the power sensitivity analysis for each company above.

(i)	Escalation rate applies to power prices 2026 and beyond.
The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2013:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique	Unobservable Input	Range	Average
Level 3 Derivative asset and liability – commodity contracts(a):
Ameren	Fuel oils	$8	$(3)	Option model	Volatilities(%)(b)	10 - 35	16
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.26 - 2	1
	Power(e)	21	(110)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(c)	25 - 51	32
					Estimated auction price for FTRs($/MW)(b)	(1,594) - 945	305
					Nodal basis($/MWh)(c)	(3) - (1)	(2)
					Counterparty credit risk(%)(c)(d)	0.39 - 0.50	0.42
					Ameren Missouri and Ameren Illinois credit risk(%)(c)(d)	2	(f)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 5	5
					Escalation rate(%)(b)(g)	3 - 4	4
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6
	Uranium	—	(6)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	34 - 41	36
Ameren Missouri	Fuel oils	$8	$(3)	Option model	Volatilities(%)(b)	10 - 35	16
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.26 - 2	1
	Power(e)	21	(2)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(c)	25 - 51	40
					Estimated auction price for FTRs($/MW)(b)	(1,594) - 945	305
					Nodal basis($/MWh)(c)	(3) - (1)	(2)
					Counterparty credit risk(%)(c)(d)	0.39 - 0.50	0.42
					Ameren Missouri credit risk(%)(c)(d)	2	(f)
	Uranium	—	(6)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	34 - 41	36
Ameren Illinois	Power(e)	$—	$(108)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(b)	27 - 36	30
					Nodal basis($/MWh)(b)	(4) - 0	(2)
					Ameren Illinois credit risk(%)(c)(d)	2	(f)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 5	5
					Escalation rate(%)(b)(g)	3 - 4	4
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2014, 2013 or 2012. At December 31, 2014, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2013, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $3 million, less than $1 million, and $3 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	1	2
	Power	—	4	11	15
	Total derivative assets – commodity contracts	$—	$5	$14	$19
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	Corporate bonds	—	63	—	63
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	102	—	102
	Asset-backed securities	—	10	—	10
	Other	—	5	—	5
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren	$365	$187	$14	$566
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	—	1
	Power	—	4	11	15
	Total derivative assets – commodity contracts	$—	$5	$13	$18

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	Corporate bonds	—	63	—	63
	Municipal bonds	—	2	—	2
	U.S. treasury and agency securities	—	102	—	102
	Asset-backed securities	—	10	—	10
	Other	—	5	—	5
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren Missouri	$365	$187	$13	$565
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$—	$1	$1
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$21	$—	$8	$29
	Natural gas	1	53	2	56
	Power	—	1	144	145
	Uranium	—	—	2	2
	Total Ameren	$22	$54	$156	$232
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$21	$—	$8	$29
	Natural gas	1	10	1	12
	Power	—	1	2	3
	Uranium	—	—	2	2
	Total Ameren Missouri	$22	$11	$13	$46
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$43	$1	$44
	Power	—	—	142	142
	Total Ameren Illinois	$—	$43	$143	$186

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.
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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2014:

	Net Derivative Commodity Contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2014	$5	$	(a)	$5
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(9)		(a)	(9)
Settlements	(2)		(a)	(2)
Ending balance at December 31, 2014	$(6)	$	(a)	$(6)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2014	$(6)	$	(a)	$(6)
Natural gas:
Beginning balance at January 1, 2014	$—		$—	$—
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	—		1	1
Purchases	—		(2)	(2)
Sales	(1)		—	(1)
Settlements	—		1	1
Ending balance at December 31, 2014	$(1)		$—	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2014	$—		$2	$2
Power:
Beginning balance at January 1, 2014	$19		$(108)	$(89)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(14)		(39)	(53)
Purchases	34		—	34
Sales	(1)		—	(1)
Settlements	(29)		5	(24)
Ending balance at December 31, 2014	$9		$(142)	$(133)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2014	$—		$(43)	$(43)
Uranium:
Beginning balance at January 1, 2014	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(1)		(a)	(1)
Settlements	5		(a)	5
Ending balance at December 31, 2014	$(2)	$	(a)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2014	$(1)	$	(a)	$(1)

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2013:

	Net Derivative Commodity Contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2013	$5	$	(a)	$5
Purchases	3		(a)	3
Sales	(1)		(a)	(1)
Settlements	(2)		(a)	(2)
Ending balance at December 31, 2013	$5	$	(a)	$5
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2013	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2013	$—		$—	$—
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	—		(1)	(1)
Purchases	—		1	1
Ending balance at December 31, 2013	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2013	$—		$—	$—
Power:
Beginning balance at January 1, 2013	$11		$(111)	$(100)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	3		(18)	(15)
Purchases	40		—	40
Settlements	(36)		21	(15)
Transfers into Level 3	(3)		—	(3)
Transfers out of Level 3	4		—	4
Ending balance at December 31, 2013	$19		$(108)	$(89)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2013	$(1)		$(24)	$(25)
Uranium:
Beginning balance at January 1, 2013	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(3)		(a)	(3)
Purchases	(2)		(a)	(2)
Settlements	1		(a)	1
Ending balance at December 31, 2013	$(6)	$	(a)	$(6)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2013	$(2)	$	(a)	$(2)

(a)	Not applicable.
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 2 and Level 3 for power derivatives were primarily caused by changes in availability of financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. For the year ended December 31, 2014, there were no transfers between Level 2 and Level 3 related to derivative commodity contracts. For the year ended December 31, 2013, there were $(3) million of transfers out of Level 2 into Level 3 and $4 million of transfers into Level 2 out of Level 3 related to power contracts at Ameren and Ameren Missouri.
See Note 11 – Retirement Benefits for the fair value hierarchy tables detailing Ameren’s pension and postretirement plan assets as of December 31, 2014, as well as a table summarizing the changes in Level 3 plan assets during 2014.
The Ameren Companies’ carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. They are considered to be Level 1 in the fair value hierarchy. Ameren's and Ameren Missouri's carrying amounts of investments in debt securities related to the two CTs from the city of Bowling Green and Audrain County approximate fair value. These investments are classified as held-to-maturity. These investments are considered Level 2 in the fair value hierarchy, as they are valued based on similar market transactions. The Ameren Companies' short-term borrowings also approximate fair value because of their short-term nature. Short-term borrowings are considered to be Level 2 in the fair value hierarchy, as they are valued based on market rates for similar market transactions. The estimated fair value of long-term debt and preferred stock is based on the quoted market prices for same or similar issuances for companies with similar credit profiles or on the current rates offered to the Ameren Companies for similar financial instruments, which fair value measurement is considered Level 2 in the fair value hierarchy.
The following table presents the carrying amounts and estimated fair values of our long-term debt and preferred stock at December 31, 2014 and 2013:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$6,240	$7,135	$6,038	$6,584
Preferred stock	142	122	142	118
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,999	$4,518	$3,757	$4,124
Preferred stock	80	73	80	71
Ameren Illinois:
Long-term debt (including current portion)	$2,241	$2,517	$1,856	$2,028
Preferred stock	62	49	62	47

(a)	Preferred stock is recorded in "Noncontrolling Interests" on the consolidated balance sheet.
NOTE 9 – NUCLEAR DECOMMISSIONING TRUST FUND INVESTMENTS
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2014, and 2013. See Note 10 – Callaway Energy Center for additional information.
Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended

December 31, 2014, 2013, and 2012:

	2014	2013	2012
Proceeds from sales and maturities	$391	$196	$384
Gross realized gains	7	7	6
Gross realized losses	2	5	2
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

The following table presents the costs and fair values of investments in debt and equity securities in Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2014 and 2013:

Security Type	Cost	Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
2014
Debt securities	$175	$7	$	(a)	$182
Equity securities	138	230		4	364
Cash	1	—		—	1
Other(b)	2	—		—	2
Total	$316	$237		$4	$549
2013
Debt securities	$157	$4		$2	$159
Equity securities	137	199		4	332
Cash	3	—		—	3
Other(b)	(a)	—		—	(a)
Total	$297	$203		$6	$494

(a)	Amount less than $1 million.

(b)	Represents payables relating to pending security purchases, net of receivables related to pending security sales and interest receivables.

The following table presents the costs and fair values of investments in debt securities in Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2014:

	Cost	Fair Value
Less than 5 years	$98	$99
5 years to 10 years	41	42
Due after 10 years	36	41
Total	$175	$182
We have unrealized losses relating to certain available-for-sale investments included in our decommissioning trust fund, recorded as regulatory assets as discussed above. Decommissioning will not occur until the operating license for our nuclear energy center expires. Ameren Missouri submitted a license extension application to the NRC to extend the Callaway energy center’s operating license to 2044. The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in Ameren Missouri's nuclear decommissioning trust fund. They are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less than 12 Months			12 Months or Greater			Total
	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
Debt securities	$28	$	(a)	$8	$	(a)	$36	$	(a)
Equity securities	6		1	5		3	11		4
Total	$34		$1	$13		$3	$47		$4

(a)	Amount less than $1 million.
NOTE 10 – CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other utilities that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE annually to review the nuclear waste fee against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the federal government. The government, represented by the DOE, is responsible for implementing these provisions of the NWPA. Consistent with the NWPA and its standard contract, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generates and sells from its Callaway energy center. However, as described below, Ameren Missouri has suspended collection of this fee.
Although both the NWPA and the standard contract stated that the federal government would begin to dispose of spent nuclear fuel by 1998, the federal government is not meeting its disposal obligation. Ameren Missouri has sufficient installed capacity at the Callaway energy center to store its spent nuclear fuel generated through 2020 and it has the capability for additional storage capacity for spent nuclear fuel generated through the end of the energy center’s current licensed life. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.

In January 2013, the DOE issued its plan for the management and disposal of spent nuclear fuel. The DOE's plan calls for a pilot interim storage facility to begin operation with an initial focus on accepting spent nuclear fuel from shutdown reactor sites by 2021. By 2025, a larger interim storage facility would be available, potentially co-located with the pilot facility on a geologic repository. The plan also proposes to begin operation of a permanent geological repository by 2048.
Because the federal government is not meeting its disposal obligation, the Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE in the United States Court of Appeals for the District of Columbia Circuit, seeking the suspension of the one mill nuclear waste fee. In November 2013, the court ordered the DOE to submit a proposal to the United States Congress to reduce the fee to zero. In January 2014, the DOE submitted that proposal, and it became effective in May 2014. Since the nuclear waste fee was previously included in Ameren Missouri’s FAC, the cost reduction will be passed on to electric utility customers with no material effect on Ameren’s or Ameren Missouri’s net income.
As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners have also sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract lawsuit to recover costs that it incurred through 2009. The lawsuit sought reimbursement for the cost of reracking the Callaway energy center’s spent fuel pool, for certain NRC fees, and for Missouri ad valorem taxes that Ameren Missouri would not have incurred had the DOE performed its contractual obligations. The parties entered into a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs incurred from 2010 through 2016, with the ability to extend the recovery period as mutually agreed upon by the parties. Included in these reimbursements are costs related to a dry spent fuel storage facility that Ameren Missouri is constructing at its Callaway energy center. Ameren Missouri intends to begin transferring spent fuel assemblies to this facility in 2015. Ameren Missouri will continue to apply for reimbursement from the DOE for the cost to construct and operate the dry spent fuel storage facility along with related allowable costs.
In December 2011, Ameren Missouri submitted a license extension application to the NRC to extend its Callaway energy center's operating license from 2024 to 2044. There is no deadline by which the NRC must act on this application. Among the rules upon which the NRC has historically relied in approving license extensions are rules dealing with the storage of spent nuclear fuel at the reactor site and with the NRC's confidence that permanent disposal of spent nuclear fuel will be available when needed. In a June 2012 decision, the United States Court of Appeals for the District of Columbia Circuit vacated these rules and remanded the case to the NRC, holding that the NRC's obligations under the National Environmental Policy Act required a more thorough environmental analysis in support of the NRC's waste confidence decision. As a result, the NRC stated that it would not issue licenses dependent on the vacated rules until it appropriately addressed the court's remand. In October 2014, after it completed the required environmental analysis, the NRC lifted its suspension on final licensing decisions. In February 2015, the staff of the NRC issued its recommendation that the NRC approve Ameren Missouri's application for a 20-year renewal of the Callaway energy center's operating license.
Electric utility rates currently charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center's current operating license in 2024. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs of service used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. The last cost study and funding analysis was filed with the MoPSC in September 2011. The MoPSC has authorized a delay of the 2014 cost study and funding analysis filing until 2015 pending the outcome of Ameren Missouri’s operating license extension application under review by the NRC. Following the NRC’s decision regarding Ameren Missouri’s operating license extension application, an updated cost study and a revised funding analysis will be filed. Rates charged to customers will be adjusted accordingly, as approved by the MoPSC, to reflect the operating license extension application decision, the updated cost study and the revised funding analysis. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.
See Note 2 – Rate and Regulatory Matters and Note 9 – Nuclear Decommissioning Trust Fund Investments for additional information related to the Callaway energy center.
NOTE 11 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its employees. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren Supplemental Retirement Plan, which is available for certain management employees and retirees to provide a supplemental benefit when their qualified pension plan benefits are capped to comply with Internal Revenue Code limitations. Ameren’s other postretirement plans are the Ameren Retiree Medical Plan and the Ameren Group Life Insurance Plan. Only Ameren subsidiaries participate in the plans listed above.
In December 2013, Ameren completed the divestiture of New AER to IPH. In accordance with the transaction agreement, Ameren retained the pension obligations as of December 2, 2013, associated with the current and former employees of New AER and its subsidiaries who were included in the Ameren Retirement Plan and the Ameren Supplemental Retirement Plan. Ameren also retained the postretirement benefit obligations associated with the employees of New AER and its subsidiaries who were eligible to retire at December 2, 2013, and who were included in the Ameren Retiree Medical Plan and the Ameren Group Life Insurance Plan.
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $710 million and $461 million as of December 31, 2014, and December 31, 2013, respectively. These net liabilities are recorded in "Other current liabilities," "Pension and other postretirement benefits," and "Other assets"

on Ameren's consolidated balance sheet. The primary factor contributing to the increase in the unfunded obligation during 2014 was a 75 basis point decrease in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The offset to the increase in the unfunded obligation was primarily an increase to "Regulatory assets" on Ameren's, Ameren Missouri's, and Ameren Illinois' consolidated balance sheet.

The following table presents the net benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2014 and 2013:

	2014	2013
Ameren(a)	$710	$461
Ameren Missouri	277	191
Ameren Illinois	278	159

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets, in accordance with authoritative accounting guidance. The following table presents the funded status of Ameren's pension and postretirement benefit plans as of December 31, 2014 and 2013. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2014 and 2013, that have not been recognized in net periodic benefit costs.

	2014			2013
	Pension Benefits(a)		Postretirement Benefits(a)	Pension Benefits(a)		Postretirement Benefits(a)
Accumulated benefit obligation at end of year	$4,176	$	(b)	$3,698	$	(b)
Change in benefit obligation:
Net benefit obligation at beginning of year	$3,900		$1,096	$4,051		$1,157
Service cost	79		19	91		22
Interest cost	183		50	163		46
Participant contributions	—		16	—		16
Actuarial (gain) loss	462		84	(207)		(76)
Curtailment gain(c)	—		—	—		(3)
Settlement(d)	—		—	—		(5)
Benefits paid	(214)		(65)	(198)		(64)
Federal subsidy on benefits paid	(b)		3	(b)		3
Net benefit obligation at end of year	4,410		1,203	3,900		1,096
Change in plan assets:
Fair value of plan assets at beginning of year	3,461		1,074	3,127		938
Actual return on plan assets	448		75	376		156
Employer contributions	99		6	156		25
Federal subsidy on benefits paid	(b)		3	(b)		3
Participant contributions	—		16	—		16
Benefits paid	(214)		(65)	(198)		(64)
Fair value of plan assets at end of year	3,794		1,109	3,461		1,074
Funded status – deficiency	616		94	439		22
Accrued benefit cost at December 31	$616		$94	$439		$22
Amounts recognized in the balance sheet consist of:
Noncurrent asset(e)	$—		$—	$—		$(9)
Current liability(f)	3		2	3		1
Noncurrent liability	613		92	436		30
Net liability recognized	$616		$94	$439		$22
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$452		$(7)	$282		$(71)
Prior service cost (credit)	(6)		(16)	(7)		(20)
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial (gain) loss	29		(5)	17		(12)
Prior service cost (credit)	—		(1)	—		(1)
Total	$475		$(29)	$292		$(104)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.

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

(e)	Included in "Other assets" on Ameren's consolidated balance sheet.

(f)	Included in "Other current liabilities" on Ameren's consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate at measurement date	4.00%	4.75%	4.00%	4.75%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	5.00	5.00
Medical cost trend rate (ultimate)	(a)	(a)	5.00	5.00
Years to ultimate rate	(a)	(a)	—	—

(a)	Not applicable
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan's projected benefit payments. The settlement portfolio of bonds is selected from a pool of more than 700 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In addition, during 2014, Ameren adopted the Society of Actuaries 2014 Mortality Tables Report and Mortality Improvement Scale. The updated mortality tables assume increasing life expectancies for our employees and retirees, which resulted in an increase to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of service and compensation. Ameren’s pension plans are funded in compliance with income tax regulations and federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering its assumptions at December 31, 2014, its investment performance in 2014, and its pension funding policy, Ameren expects to make annual contributions of $25 million to $115 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portion of the future funding requirements to be 41% and 40%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2014, 2013, and 2012:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Ameren Missouri	$41	$60	$52	$3	$10	$9
Ameren Illinois	39	50	46	2	11	35
Other	19	46	30	1	4	1
Ameren(a)	99	156	128	6	25	45

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Investment Strategy and Policies
Ameren manages plan assets in accordance with the “prudent investor” guidelines contained in ERISA. The investment committee, to the extent that authority is delegated to it by the finance committee of Ameren’s board of directors, implements investment strategy and asset allocation guidelines for the plan assets. The investment committee includes members of senior management. The investment committee’s goals are twofold: first, to ensure that sufficient funds are available to provide the benefits at the time they are payable; and second, to maximize total return on plan assets and to minimize expense volatility consistent with its tolerance for risk. Ameren delegates the task of investment management to specialists in each asset class. As appropriate, Ameren provides each investment manager with guidelines that specify allowable and prohibited investment types. The investment committee regularly monitors manager performance and compliance with investment guidelines.
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension plan assets and postretirement plan assets of 7.25% and 7.00%, respectively, in 2015. No plan assets are expected to be returned to Ameren during 2015.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value) and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2015 and our pension and postretirement plans’ asset categories as of December 31, 2014 and 2013:

Asset Category	Target Allocation 2015	Percentage of Plan Assets at December 31,
		2014	2013
Pension Plan:
Cash and cash equivalents	0% - 5%	2%	2%
Equity securities:
U.S. large-capitalization	29% - 39%	34%	36%
U.S. small- and mid-capitalization	2% - 12%	7%	8%
International and emerging markets	9% - 19%	12%	14%
Total equity	50% - 60%	53%	58%
Debt securities	35% - 45%	41%	36%
Real estate	0% - 9%	4%	4%
Private equity	0% - 4%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% - 10%	4%	4%
Equity securities:
U.S. large-capitalization	33% - 43%	40%	41%
U.S. small- and mid-capitalization	3% - 13%	7%	8%
International	10% - 20%	13%	14%
Total equity	55% - 65%	60%	63%
Debt securities	30% - 40%	36%	33%
Total		100%	100%

(a)	Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, emerging markets, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed income vehicles. Debt security investments in high-yield securities, emerging market securities, and non-United States dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. Ameren’s investment in private equity funds is spread among nine different limited partnerships, with invested capital ranging from $0.1 million to $5 million in each, which invest primarily in a diversified number of small United States-based companies. No further commitments may be made to private equity investments without approval by the finance committee of the board of directors. Additionally, Ameren’s investment committee allows investment managers to use derivatives, such as index futures, exchange traded funds, foreign exchange futures, and options, in certain situations, to increase or to reduce market exposure in an efficient and timely manner.
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2014. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the last business day on or before the measurement date. Securities traded in over-the-counter markets are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information. The fair value of real estate is based on annual appraisal reports prepared by an independent real estate appraiser.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2014:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$38	$—	$38
Equity securities:
U.S. large-capitalization	—	1,331	—	1,331
U.S. small- and mid-capitalization	270	—	—	270
International and emerging markets	134	360	—	494
Debt securities:
Corporate bonds	—	1,026	—	1,026
Municipal bonds	—	175	—	175
U.S. treasury and agency securities	6	366	—	372
Other	—	31	—	31
Real estate	—	—	147	147
Private equity	—	—	13	13
Derivative assets	1	—	—	1
Total	$411	$3,327	$160	$3,898
Less: Medical benefit assets at December 31(a)				(125)
Plus: Net receivables at December 31(b)				21
Fair value of pension plans assets at year end				$3,794

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2013:

	Quoted Prices in Active Markets for Identified Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$39	$—	$44
Equity securities:
U.S. large-capitalization	107	1,162	—	1,269
U.S. small- and mid-capitalization	273	—	—	273
International and emerging markets	143	372	—	515
Debt securities:
Corporate bonds	—	860	—	860
Municipal bonds	—	149	—	149
U.S. treasury and agency securities	—	256	—	256
Other	—	27	—	27
Real estate	—	—	131	131
Private equity	—	—	15	15
Derivative assets	1	—	—	1
Derivative liabilities	(1)	—	—	(1)
Total	$528	$2,865	$146	$3,539
Less: Medical benefit assets at December 31(a)				(112)
Plus: Net receivables at December 31(b)				34
Fair value of pension plans assets at year end				$3,461

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.

The following table summarizes the changes in the fair value of the pension plan assets classified as Level 3 in the fair value hierarchy for each of the years ended December 31, 2014 and 2013:

	Beginning Balance at January 1,	Actual Return on Plan Assets Related to Assets Still Held at the Reporting Date	Actual Return on Plan Assets Related to Assets Sold During the Period	Purchases, Sales, and Settlements, Net	Net Transfers into (out of) of Level 3	Ending Balance at December 31,
2014:
Real estate	$131	$11	$—	$5	$—	$147
Private equity	15	(9)	10	(3)	—	13
2013:
Real estate	$118	$9	$—	$4	$—	$131
Private equity	19	(9)	11	(6)	—	15
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2014:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$89	$—	$—	$89
Equity securities:
U.S. large-capitalization	291	101	—	392
U.S. small- and mid-capitalization	70	—	—	70
International	37	94	—	131
Other	—	7		7
Debt securities:
Corporate bonds	—	105	—	105
Municipal bonds	—	111	—	111
U.S. treasury and agency securities	—	89	—	89
Other	—	44	—	44
Total	$487	$551	$—	$1,038
Plus: Medical benefit assets at December 31(a)				125
Less: Net payables at December 31(b)				(54)
Fair value of postretirement benefit plans assets at year end				$1,109

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2013:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$77	$—	$—	$77
Equity securities:
U.S. large-capitalization	297	101	—	398
U.S. small- and mid-capitalization	77	—	—	77
International	39	96	—	135
Other	—	2	—	2
Debt securities:
Corporate bonds	—	97	—	97
Municipal bonds	—	103	—	103
U.S. treasury and agency securities	—	72	—	72
Other	—	40	—	40
Total	$490	$511	$—	$1,001
Plus: Medical benefit assets at December 31(a)				112
Less: Net payables at December 31(b)				(39)
Fair value of postretirement benefit plans assets at year end				$1,074

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by Medicare, interest receivables, and receivables related to pending security sales.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of our pension and postretirement benefit plans during 2014, 2013, and 2012:

	Pension Benefits Ameren(a)	Postretirement Benefits Ameren(a)
2014
Service cost	$79	$19
Interest cost	183	50
Expected return on plan assets	(229)	(65)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	49	(7)
Net periodic benefit cost (benefit)	$81	$(8)
2013
Service cost	$91	$22
Interest cost	163	46
Expected return on plan assets	(218)	(62)
Amortization of:
Prior service credit	(2)	(6)
Actuarial loss	87	8
Curtailment gain	(12)	(7)
Net periodic benefit cost(b)	$109	$1
2012
Service cost	$81	$22
Interest cost	166	47
Expected return on plan assets	(208)	(56)
Amortization of:
Transition obligation	—	2
Prior service credit	(3)	(6)
Actuarial loss	75	5
Net periodic benefit cost(c)	$111	$14

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

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

(c)
The net periodic benefit cost includes $9 million and $- million in total net costs for pension benefits and postretirement benefits, respectively, which were included in "Income (loss) from discontinued operations, net of taxes" on Ameren's consolidated statement of income (loss). See Note 16 – Divestiture Transactions and Discontinued Operations for additional information on the divestiture.

The current year expected return on plan assets is determined primarily by adjusting the prior year market-related asset value for current year contributions, disbursements, and expected return, plus 25% of the actual return in excess of (or less than) expected return for the four prior years.
The estimated amounts that will be amortized from regulatory assets and accumulated OCI into net periodic benefit cost in 2015 are as follows:

	Pension Benefits Ameren(a)	Postretirement Benefits Ameren(a)
Regulatory assets:
Prior service credit	$(1)	$(4)
Net actuarial loss	86	15
Accumulated OCI:
Net actuarial (gain) loss	2	(2)
Total	$87	$9

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. The net actuarial (gain) loss subject to amortization is amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred and included in continuing operations for the years ended December 31, 2014, 2013, and 2012:

	Pension Costs			Postretirement Costs
	2014	2013	2012	2014	2013	2012
Ameren Missouri	$50	$69	$63	$3	$8	$10
Ameren Illinois	30	41	37	(9)	—	4
Other	1	5	2	(2)	—	—
Ameren(a)	81	115	102	(8)	8	14

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2014, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust	Paid from Company Funds	Paid from Qualified Trust	Paid from Company Funds
2015	$253	$3	$58	$2
2016	256	3	61	2
2017	257	4	64	2
2018	260	3	68	2
2019	260	3	70	2
2020 - 2024	1,273	11	388	11
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2014, 2013, and 2012:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate at measurement date	4.75%	4.00%	4.50%	4.75%	4.00%	4.50%
Expected return on plan assets	7.25	7.50	7.75	7.00	7.25	7.50
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	(a)	5.00	5.00	5.50
Medical cost trend rate (ultimate)	(a)	(a)	(a)	5.00	5.00	5.00
Years to ultimate rate	(a)	(a)	(a)	—	—	1 year

(a)	Not applicable
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$138	$1	$39
0.25% increase in salary scale	2	13	—	—
1.00% increase in annual medical trend	—	—	3	36
1.00% decrease in annual medical trend	—	—	(2)	(33)
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible employees at December 31, 2014. The plan allowed employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matched a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to the continuing operations for each of the Ameren Companies for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Ameren Missouri	$16	$16	$16
Ameren Illinois	11	10	9
Other	1	1	1
Ameren(a)	28	27	26

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
NOTE 12 – STOCK-BASED COMPENSATION
Ameren’s long-term incentive plan available for eligible employees and directors, the 2006 Incentive Plan, was replaced prospectively for new grants by the 2014 Incentive Plan effective in April 2014. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. It retains many of the features of the 2006 Incentive Plan. To the extent that the issuance of a share that is subject to an outstanding award under the 2006 Incentive Plan would cause Ameren to exceed the maximum authorized shares under the 2006 Incentive Plan, the issuance of that share will take place under the 2014 Incentive Plan. This will reduce the maximum number of shares that may be granted under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.
A summary of nonvested shares at December 31, 2014, and changes during the year ended December 31, 2014, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2014	1,218,544	$33.23
Granted(a)	688,323	38.90
April Grants(b)	38,559	50.34
Unearned or forfeited(c)	(97,432)	34.42
Earned and vested(d)	(685,617)	36.12
Nonvested at December 31, 2014	1,162,377	$35.35

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in 2014 under the 2006 Incentive Plan and the 2014 Incentive Plan.

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

(c)	Includes share units granted in 2012 that were not earned based on performance provisions of the award grants.

(d)
Includes share units granted in 2012 that vested as of December 31, 2014, that were earned pursuant to the provisions of the award grants. Also includes share units that vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

Ameren recorded compensation expense of $19 million, $20 million, and $22 million for the years ended December 31, 2014, 2013, and 2012, respectively, and a related tax benefit of $7 million, $8 million, and $8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Ameren settled performance share units and restricted shares of $33 million, $11 million, and $11 million for the years ended December 31, 2014, 2013, and 2012. There were no significant compensation costs capitalized related to the performance share units during the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014, total compensation cost of $18 million related to nonvested awards not yet recognized has expected to be recognized over a weighted-average period of 20 months.
Performance Share Units
Performance share units have been granted under the 2006 Incentive Plan and the 2014 Incentive Plan. A share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified performance or market conditions have been met and if the individual remains employed by Ameren. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
The fair value of each share unit awarded in 2014, excluding the grants issued in April for certain executive officers, under the 2006 Incentive Plan and the 2014 Incentive Plan was determined to be $38.90. That amount was based on Ameren's closing common share price of $36.16 at December 31, 2013, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren's total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2014. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.78%, volatility of 12% to 18% for the peer group, and Ameren's attainment of a three-year average earnings per share threshold during the performance period.
The fair value of each share unit awarded in January 2013 under the 2006 Incentive Plan was determined to be $31.19. That amount was based on Ameren’s closing common share price of $30.72 at December 31, 2012, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2013. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.36%, volatility of 12% to 21% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.

NOTE 13 – INCOME TAXES
The following table presents the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2014, 2013, and 2012:

	Ameren Missouri	Ameren Illinois	Ameren
2014
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Amortization of investment tax credit	(1)	—	(1)
State tax	3	6	4
Other permanent items	—	—	1
Effective income tax rate	37%	41%	39%
2013
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	—	(1)	—
Amortization of investment tax credit	(1)	—	(1)
State tax	3	6	4
Other permanent items	1	—	—
Effective income tax rate	38%	40%	38%
2012
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	(1)	—	(1)
Amortization of investment tax credit	(1)	(1)	(1)
State tax	3	6	5
Reserve for uncertain tax positions	1	—	—
Other permanent items	—	—	(1)
Effective income tax rate	37%	40%	37%

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012:

	Ameren Missouri	Ameren Illinois	Other		Ameren
2014
Current taxes:
Federal	$(13)	$(51)	$27		$(37)
State	(3)	(2)	(32)		(37)
Deferred taxes:
Federal	222	159	(12)		369
State	28	38	22		88
Deferred investment tax credits, amortization	(5)	(1)	—		(6)
Total income tax expense	$229	$143	$5		$377
2013
Current taxes:
Federal	$136	$(15)	$(239)	(a)	$(118)
State	41	21	(43)	(a)	19
Deferred taxes:
Federal	64	99	205	(a)	368
State	6	6	36	(a)	48
Deferred investment tax credits, amortization	(5)	(1)	—		(6)
Total income tax expense (benefit)	$242	$110	$(41)		$311
2012
Current taxes:
Federal	$(25)	$(7)	$72		$40
State	(10)	(3)	23		10
Deferred taxes:
Federal	248	76	(120)		204
State	44	30	(14)		60
Deferred investment tax credits, amortization	(5)	(2)	—		(7)
Total income tax expense (benefit)	$252	$94	$(39)		$307

(a)
These amounts are substantially related to the reversal of unrecognized tax benefits as a result of IRS guidance related to the deductibility of expenditures to maintain, replace or improve steam or electric power generation property, along with casualty loss deductions for storm damage. The amounts also reflect the increase in deferred tax expense due to available net operating losses.

The Illinois corporate income tax rate was increased to 9.5% from January 2011 through December 2014. The tax rate decreased to 7.75% on January 1, 2015 and is scheduled to decrease to 7.3% on January 1, 2025.
The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences at December 31, 2014 and 2013:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2014
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,776	$1,393	$16	$4,185
Regulatory assets, net	82	(5)	1	78
Deferred employee benefit costs	(80)	(45)	(95)	(220)
Revenue requirement reconciliation adjustments	—	66	3	69
Tax carryforwards	(107)	(139)	(429)	(675)
Other	86	(22)	70	134
Total net accumulated deferred income tax liabilities (assets)(a)	$2,757	$1,248	$(434)	$3,571
2013
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,513	$1,243	$13	$3,769
Regulatory assets, net	74	2	—	76
Deferred employee benefit costs	(74)	(85)	(114)	(273)
Revenue requirement reconciliation adjustments	—	(4)	2	(2)
Tax carryforwards	(76)	(95)	(370)	(541)
Other	67	10	38	115
Total net accumulated deferred income tax liabilities (assets)(b)	$2,504	$1,071	$(431)	$3,144

(a)	Includes $49 million recorded in "Other current assets" on Ameren Missouri's balance sheet as of December 31, 2014.

(b)	Includes $20 million recorded in "Other current assets" on Ameren Missouri's balance sheet as of December 31, 2013.
The following table presents the components of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2014:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Net operating loss carryforwards:
Federal(a)	$75	$127	$255	$457
State(b)	11	10	53	74
Total net operating loss carryforwards	$86	$137	$308	$531
Tax credit carryforwards:
Federal(c)	$21	$1	$77	$99
State(d)	1	2	33	36
State valuation allowance(e)	(1)	(1)	(2)	(4)
Total tax credit carryforwards	$21	$2	$108	$131
Charitable contribution carryforwards(f)	$—	$—	$19	$19
Valuation allowance(g)	—	—	(6)	(6)
Total charitable contribution carryforwards	$—	$—	$13	$13

(a)	Will begin to expire in 2028.

(b)	Will begin to expire in 2020.

(c)	Will begin to expire in 2029.

(d)	Began to expire in 2013.

(e)	This balance increased by less than $1 million, $- million, and $- million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, during 2014.

(f)	These began to expire in 2013.

(g)	This balance increased by $3 million, $- million and $- million for Ameren, Ameren Missouri and Ameren Illinois, respectively, during 2014.
The following table presents the components of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2013:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Net operating loss carryforwards:
Federal(a)	$61	$84	$215	$360
State(b)	3	11	34	48
Total net operating loss carryforwards	$64	$95	$249	$408
Tax credit carryforwards:
Federal(c)	$12	$—	$76	$88
State(d)	1	1	32	34
State valuation allowance(e)	(1)	(1)	(2)	(4)
Total tax credit carryforwards	$12	$—	$106	$118
Charitable contribution carryforwards(f)	$—	$—	$18	$18
Valuation allowance(g)	—	—	(3)	(3)
Total charitable contribution carryforwards	$—	$—	$15	$15

(a)	Will begin to expire in 2028

(b)	Will begin to expire in 2019.

(c)	Will begin to expire in 2029.

(d)	Began to expire in 2013.

(e)	Balance increased by $2 million, $- million, and $- million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, during 2013.

(f)	These began to expire in 2013.

(g)	This balance increased by $3 million, $- million, and $- million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, during 2013.

Uncertain Tax Positions
A reconciliation of the change in the unrecognized tax benefit balance during the years ended December 31, 2012, 2013, and 2014, is as follows:

	Ameren Missouri	Ameren Illinois	Other		Ameren
Unrecognized tax benefits – January 1, 2012	$124	$11	$13		$148
Increases based on tax positions prior to 2012	4	—	1		5
Decreases based on tax positions prior to 2012	(7)	(1)	(5)		(13)
Increases based on tax positions related to 2012	15	3	(1)		17
Changes related to settlements with taxing authorities	—	—	—		—
Decreases related to the lapse of statute of limitations	—	—	(1)		(1)
Unrecognized tax benefits – December 31, 2012	$136	$13	$7		$156
Increases based on tax positions prior to 2013	—	2	5		7
Decreases based on tax positions prior to 2013	(122)	(16)	(5)		(143)
Increases (decreases) based on tax positions related to 2013	16	—	53	(a)	69
Changes related to settlements with taxing authorities	—	—	—		—
Decreases related to the lapse of statute of limitations	1	—	—		1
Unrecognized tax benefits – December 31, 2013	$31	$(1)	$60		$90
Increases based on tax positions prior to 2014	1	1	4		6
Decreases based on tax positions prior to 2014	(32)	(1)	(9)		(42)
Increases based on tax positions related to 2014	—	—	—		—
Changes related to settlements with taxing authorities	—	—	—		—
Increases related to the lapse of statute of limitations	—	—	—		—
Unrecognized tax benefits (detriments) – December 31, 2014	$—	$(1)	$55		$54
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2012	$3	$(1)	$(1)		$1
Total unrecognized tax benefits (detriments) that, if recognized, would affect the effective tax rates as of December 31, 2013	$3	$—	$51	(a)	$54
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2014	$—	$(1)	$53	(a)	$52

(a)
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
A reconciliation of the change in the liability for interest on unrecognized tax benefits during the years ended December 31, 2012, 2013, and 2014, is as follows:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Liability for interest – January 1, 2012	$6	$1	$(2)	$5
Interest charges (income) for 2012	2	—	(1)	1
Liability for interest – December 31, 2012	$8	$1	$(3)	$6
Interest charges (income) for 2013	(8)	(1)	4	(5)
Liability for interest – December 31, 2013	$—	$—	$1	$1
Interest charges (income) for 2014	—	—	(1)	(1)
Liability for interest – December 31, 2014	$—	$—	$—	$—
As of December 31, 2012, 2013, and 2014, the Ameren Companies have accrued no amount for penalties with respect to unrecognized tax benefits.

In 2014, final settlements for tax years 2007 through 2011 were reached with the IRS. These settlements, which resolved the uncertain tax positions associated with the timing of research tax deductions for these years, resulted in a decrease in Ameren’s and Ameren Missouri’s unrecognized tax benefits of $20 million, and $13 million, respectively. In addition, the settlement for tax years 2007 through 2011 provided certainty for the previously uncertain tax positions associated with the timing of research tax deductions for the remaining open tax years of 2012, 2013, and 2014. As a result, the certainty provided from the settlement resulted in an $18 million decrease in both Ameren’s and Ameren Missouri’s unrecognized tax benefits. The settlement also resulted in a $2 million increase to Ameren’s state unrecognized tax benefits. The net reduction in unrecognized tax benefits in 2014 did not materially affect income tax expense for the Ameren Companies.

In 2013, unrecognized tax benefits related to the deductibility of expenditures to maintain, replace, or improve steam or electric power generation property, along with casualty loss deductions for storm damage, were reduced by $103 million, $95 million, and $5 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. This reduction in unrecognized tax benefits did not affect income tax expense for the Ameren Companies. However, the liability for interest related to these unrecognized tax benefits was released in 2013. In 2013, Ameren adopted an accounting method change as a result of guidance issued by the IRS, with respect to the amount and timing of the deductions to maintain, replace, or improve generation property.
It is reasonably possible that a settlement will be reached with the IRS in the next 12 months for the years 2012 and 2013. However, the Ameren Companies do not believe any settlements would have a material effect on its net income from continuing operations.
State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Ameren Companies currently do not have material state income tax issues under examination, administrative appeals, or litigation.
Ameren Missouri has an uncertain tax position tracker. Under Missouri's regulatory framework, uncertain tax positions do not reduce Ameren Missouri's electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, using the weighted-average cost of capital included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created and then will be amortized over three years beginning on the effective date of new rates established in the next electric rate case.
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
Electric Power Supply Agreements
Capacity Supply Agreements
Ameren Illinois must acquire capacity sufficient to meet its obligations to customers. Ameren Illinois uses periodic RFP processes that are administered by the IPA to contract capacity on behalf of its customers. Ameren Missouri participates in the RFP process and has been a winning supplier for certain periods. In 2010, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for less than $1 million for the period from June 1, 2010, through May 31, 2013. In 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements for $1 million and $3 million for the 12 months ending May 31, 2014, and 2015, respectively.
Energy Swaps and Energy Products
Ameren Illinois must acquire energy sufficient to meet its obligations to customers.
In 2011, Ameren Illinois used an RFP process, administered by the IPA, to procure energy products that settled physically from June 1, 2011, through May 31, 2014. Ameren Missouri was among the winning suppliers in the energy product RFP process. In 2011, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase approximately 16,800 megawatthours at approximately $37 per megawatthour during the 12 months ended May 31, 2012, approximately 40,800 megawatthours at approximately $29 per megawatthour during the 12 months ended May 31, 2013, and approximately 40,800 megawatthours at approximately $28 per megawatthour during the 12 months ended May 31, 2014. The energy product agreements between Ameren Missouri and Ameren Illinois for the periods ended May 31, 2012, and May 31, 2013, were for off-peak hours only.
In 2014, Ameren Illinois used an RFP process, administered by the IPA, to procure energy products that will settle physically from December 1, 2014, through May 31, 2017. Ameren Missouri was among the winning suppliers in the energy product RFP process. As a result, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase approximately 168,400 megawatthours at approximately $51 per megawatthour during the period of January 1, 2015, through February 28, 2017.
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
Support Services Agreements
Ameren Services provides support services to its affiliates. The costs of support services, including wages, employee benefits, professional services, and other expenses, are based on, or are an allocation of, actual costs incurred. A shared services support agreement can be terminated at any time by the mutual agreement of Ameren Services and that affiliate or by either party with 60 days' notice before the end of a calendar year.
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
Transmission Services
Ameren Illinois takes transmission service from MISO for the retail load it serves in the AMIL pricing zone. ATXI is one of the transmission owners in the AMIL pricing zone. Accordingly ATXI receives transmission payments from Ameren Illinois through the MISO billing process.
Money Pool
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings for a discussion of affiliate borrowing arrangements.
Collateral Postings
Under the terms of the Illinois power procurement agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2014 and 2013, there were no collateral postings required of Ameren Missouri related to the Illinois power procurement agreements.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. At December 31, 2014, Ameren Missouri and Ameren Illinois had an intercompany receivable balance with Ameren (parent) of $58 million and $15 million, respectively, related to the tax allocation agreement.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the years ended December 31, 2014, 2013, and 2012. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2014		$5	$	(a)
with Ameren Illinois		2013		3		(a)
		2012		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2014		21		2
rent and facility services		2013		21		1
		2012		19		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2014		1		(b)
miscellaneous support services		2013		1		3
		2012		1		(b)
Total Operating Revenues		2014		$27		$2
		2013		25		4
		2012		20		1
Ameren Illinois power supply	Purchased Power	2014	$	(a)		$5
agreements with Ameren Missouri		2013		(a)		3
		2012		(a)		(b)
Ameren Illinois transmission	Purchased Power	2014		(a)		2
services with ATXI		2013		(a)		2
		2012		(a)		3
Total Purchased Power		2014	$	(a)		$7
		2013		(a)		5
		2012		(a)		3
Ameren Services support services	Other Operations and	2014		$124		$109
agreement	Maintenance	2013		116		93
		2012		106		88
Insurance premiums(c)	Other Operations and	2014		(b)		(a)
	Maintenance	2013		(b)		(a)
		2012		(b)		(a)
Total Other Operations and		2014		$124		$109
Maintenance Expenses		2013		116		93
		2012		106		88
Money pool borrowings (advances)	Interest (Charges)	2014	$	(b)	$	(b)
	Income	2013		(b)		(b)
		2012		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

(c)	Represents insurance premiums paid to Missouri Energy Risk Assurance Company LLC, an affiliate, for replacement power.

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

Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2014. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	13,241	(a)	128	(b)
	$13,616	(c)	$128
Property damage:
Nuclear Electric Insurance Limited	$2,250	(d)	$23	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$2,750		$23
Replacement power:
Nuclear Electric Insurance Limited	$490	(g)	$9	(e)
Missouri Energy Risk Assurance Company LLC	$64	(h)	$—

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

(b)
Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $19 million per year.

(c)
Limit of liability for each incident under the Price-Anderson Act liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $128 million per incident for each licensed reactor it operates, with a maximum of $19 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.

(d)	NEIL provides $2.25 billion in property damage, decontamination, and premature decommissioning insurance.

(e)	All NEIL-insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.

(f)	European Mutual Association for Nuclear Insurance provides $500 million in excess of the $2.25 billion property coverage provided by NEIL.

(g)
Provides replacement power cost insurance in the event of a prolonged accidental outage. Weekly indemnity is up to $4.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter, for a total not exceeding the policy limit of $490 million. Nonradiation events are sub-limited to $328 million.

(h)
Provides replacement power cost insurance in the event of a prolonged accidental outage. The coverage commences after the first 52 weeks of insurance coverage from NEIL concludes; it is a weekly indemnity of up to $0.9 million for 71 weeks in excess of the $3.6 million per week set forth above. Missouri Energy Risk Assurance Company LLC is an affiliate; it has reinsured this coverage with third-party insurance companies. See Note 14 – Related Party Transactions for more information on this affiliate transaction.

The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear energy center. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. The most recent five-year inflationary adjustment became effective in September 2013. Owners of a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by the Price-Anderson Act.
Losses resulting from terrorist attacks on nuclear facilities are covered under NEIL’s policies, subject to an industrywide aggregate policy coverage limit of $3.24 billion within a 12-month period, or $1.83 billion for events not involving radiation contamination.
If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by, insurance or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.

Leases
We lease various facilities, office equipment, plant equipment, and rail cars under capital and operating leases. The following table presents our lease obligations at December 31, 2014:

	2015	2016	2017	2018	2019	After 5 Years	Total
Ameren:(a)
Minimum capital lease payments(b)	$33	$33	$33	$32	$32	$360	$523
Less amount representing interest	27	27	27	26	25	97	229
Present value of minimum capital lease payments	$6	$6	$6	$6	$7	$263	$294
Operating leases(c)	13	12	12	12	11	38	98
Total lease obligations	$19	$18	$18	$18	$18	$301	$392
Ameren Missouri:
Minimum capital lease payments(b)	$33	$33	$33	$32	$32	$360	$523
Less amount representing interest	27	27	27	26	25	97	229
Present value of minimum capital lease payments	$6	$6	$6	$6	$7	$263	$294
Operating leases(c)	11	11	11	10	10	37	90
Total lease obligations	$17	$17	$17	$16	$17	$300	$384
Ameren Illinois:
Operating leases(c)	$1	$1	$1	$1	$1	$1	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	See Properties under Part I, Item 2, and Note 3 – Property and Plant, Net, of this report for additional information.

(c)
Amounts related to certain land-related leases have indefinite payment periods. The annual obligations of $2 million, $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois for these items are included in the 2015 through 2019 columns, respectively.

The following table presents total rental expense, included in operating expenses, for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Ameren(a)	$37	$32	$33
Ameren Missouri	32	29	29
Ameren Illinois	25	21	19

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Other Obligations
To supply a portion of the fuel requirements of our energy centers, we have entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. We also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated fuel, purchased power, and other commitments for fuel at December 31, 2014. Ameren’s and Ameren Missouri’s purchased power commitments include a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois power purchase agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services at December 31, 2014. In addition, the Other column includes Ameren's and Ameren Missouri's obligations related to customer energy efficiency programs under the MEEIA as approved by the MoPSC's December 2012 electric rate order. Ameren Missouri expects to incur costs of $71 million in 2015 for these customer energy efficiency programs. See Note 2 – Rate and Regulatory Matters for additional information about the MEEIA.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)	Methane Gas	Other	Total
Ameren:(c)
2015	$654	$222	$53	$190	$3	$195	$1,317
2016	659	125	60	104	3	78	1,029
2017	682	85	59	66	4	53	949
2018	111	53	82	55	5	51	357
2019	114	32	42	56	5	54	303
Thereafter	—	71	138	596	76	350	1,231
Total	$2,220	$588	$434	$1,067	$96	$781	$5,186
Ameren Missouri:
2015	$654	$39	$53	$21	$3	$128	$898
2016	659	22	60	21	3	39	804
2017	682	17	59	21	4	26	809
2018	111	11	82	21	5	27	257
2019	114	10	42	21	5	27	219
Thereafter	—	22	138	106	76	183	525
Total	$2,220	$121	$434	$211	$96	$430	$3,512
Ameren Illinois:
2015	$—	$183	$—	$169	$—	$29	$381
2016	—	103	—	83	—	24	210
2017	—	68	—	45	—	24	137
2018	—	42	—	34	—	24	100
2019	—	22	—	35	—	27	84
Thereafter	—	49	—	490	—	167	706
Total	$—	$467	$—	$856	$—	$295	$1,618

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois include agreements through 2032 for renewable energy credits with various renewable energy suppliers. The agreements contain a provision that allows Ameren Illinois to reduce the quantity purchased in the event that Ameren Illinois would not be able to recover the costs associated with the renewable energy credits.

(c)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the operation of existing or new electric generation, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules proposed or promulgated include the regulation of CO2 emissions from existing power plants through the proposed Clean Power Plan and from new power plants through the revised NSPS; revised national ambient air quality standards for ozone, fine particulates, SO2, and NOx emissions; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management of CCR and CCR impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. Certain of these new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of the future regulations are unknown, the combined effects of the new and proposed environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag.
As of December 31, 2014, Ameren and Ameren Missouri estimate capital expenditure investments of $350 million to $400 million through 2019 to comply with existing environmental regulations. Considerable uncertainty remains in this estimate. The actual amount of capital investments required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things. This estimate does not include the impacts of the proposed Clean Power Plan’s reduction in emissions of CO2, which is discussed below.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren Missouri has two scrubbers at its Sioux energy center, which are used to reduce SO2 emissions and other pollutants. Ameren Missouri's compliance plan assumes the installation of additional controls including mercury control technology at multiple energy centers within its coal-fired fleet through 2019. However, Ameren Missouri continues to evaluate its operations and options to determine how to comply with the CSAPR, the MATS, and other recently finalized or proposed EPA regulations. Ameren Missouri may be required to install additional pollution controls within the next six to 10 years. As the Clean Power Plan is still subject to revision by the EPA and implementation by the states, Ameren Missouri has not finalized a compliance plan for the proposed rule.
The following sections describe the more significant new or proposed environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.

Clean Air Act
Both federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. In 2005, the EPA issued regulations with respect to SO2 and NOx emissions (the CAIR). The CSAPR replaced the CAIR and became effective on January 1, 2015 for SO2 and annual NOx reductions, and on May 1, 2015, will become effective for ozone season NOx reductions. There will be further reductions in 2017 and in subsequent years. Ameren Missouri expects to have sufficiently reduced emissions and have sufficient allowances for 2015 to avoid making external purchases to comply with CSAPR. Ameren Missouri has already taken actions to prepare for the implementation of the CSAPR, including the installation of two scrubbers at its Sioux energy center and burning ultra-low sulfur coal. Ameren Missouri does not expect to make additional capital investments to comply with the CSAPR. However, Ameren Missouri will incur additional operations and maintenance costs to lower its emissions at one or more of its energy centers in compliance with the CSAPR. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2011, the EPA issued the MATS under the Clean Air Act, which requires emission reductions for mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride emissions. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant. However, in certain cases, compliance can be achieved by averaging emissions from similar units at the same power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers were granted extensions and expect to comply with the MATS by April 2016. Ameren Missouri expects to make additional capital investments to comply with the MATS. These capital expenditure investments are included in Ameren's and Ameren Missouri's estimate above. In addition, Ameren Missouri will incur additional operations and maintenance costs to lower its emissions at one or more of its energy centers in compliance with the MATS. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2014, the EPA published its proposal to strengthen the 2008 national ambient air quality standard for ozone. A final standard is expected in October 2015, after which states that do not meet the standard must develop and implement plans to achieve compliance with the air quality standard. Ameren Missouri is currently evaluating the proposed standard and the possible effects on its operations.
Greenhouse Gas Regulation
Beginning in 2011, greenhouse gas emissions from stationary sources, such as power plants, became subject to regulation under the Clean Air Act. As a result of this action, Ameren Missouri is required to consider the emissions of greenhouse gases in any air permit application.
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds for regulating greenhouse gas emissions from stationary sources, such as power plants, through operating permits and the NSR programs. The rule requires any source that already has an operating permit to have provisions relating to greenhouse gas emissions added to its permit upon renewal. Currently, all Ameren Missouri energy centers have operating permits that have been modified to address greenhouse gas emissions. In June 2014, the United States Supreme Court ruled that the EPA may regulate greenhouse gas emissions through operating permits and NSR programs at stationary sources that are already subject to those programs, but may not apply operating permits and NSR programs to non-stationary sources solely as a result of their greenhouse gas emissions. Ameren Missouri does not expect the decision to have a significant effect on its operations.
In January 2014, the EPA published proposed regulations that would set revised CO2 emissions standards for new power plants. The proposed standards would establish separate emissions limits for new natural-gas-fired plants and new coal-fired plants. In June 2014, the EPA proposed the Clean Power Plan, which sets forth CO2 emissions standards that would be applicable to existing power plants. The proposed Clean Power Plan would require each state to develop plans to achieve CO2 emission standards that the EPA calculated for each state. The EPA believes that the Clean Power Plan would achieve a 30% reduction in the nation's existing power plant CO2 emissions from 2005 levels by 2030. The proposed rule also has interim goals of aggressively reducing CO2 emissions by 2020. The EPA expects the proposed rule will be finalized in 2015. If the proposed rule is finalized, states would have one to three years to develop compliance plans. States would be allowed to develop independent plans or to join with other states to develop joint plans. Ameren Missouri is evaluating the proposed Clean Power Plan and the potential impact to its operations, including those related to electric system reliability. Significant uncertainty exists regarding the standard for existing power plants, as the finalized rule could be different from the proposed rule and will be subject to legal challenges, either of which could result in the amount and timing of CO2 emission standards being revised.
Preliminary studies suggest that if the proposed Clean Power Plan were to be finalized in its current form, Ameren Missouri may need to incur new or accelerated capital expenditures and increased fuel costs in order to achieve compliance. As proposed, the Clean Power Plan would require the states, including Missouri and Illinois, to submit compliance plans as early as 2016. The states’ compliance plans might require Ameren Missouri to construct natural gas-fired combined cycle generation and renewable generation, at a currently estimated cost of approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, Missouri’s implementation of the proposed rules, if adopted, could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs or impairment of assets. Ameren Missouri expects substantially all of these increased costs, which could begin in 2017, to be recoverable, subject to MoPSC prudence review, through substantially higher electric rates charged to its customers.
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. These compliance costs could be prohibitive at some of Ameren Missouri’s energy centers, which could result in the impairment of long-lived assets if costs are not recovered through rates. Mandatory limits on the emission of greenhouse gases could increase costs for its customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny recovery in rates of these compliance costs. Ameren's and Ameren Missouri's earnings might benefit from increased investment to comply with greenhouse gas limitations to the extent that the investments are reflected and recovered timely in rates charged to customers.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the district court granted, in part, Ameren Missouri's motion to dismiss various aspects of the EPA's penalty claims. The EPA's claims for unspecified injunctive relief remain. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
The ultimate resolution of this matter could have a material adverse effect on the future results of operations, financial position, and liquidity of Ameren and Ameren Missouri. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. We are unable to predict the ultimate resolution of these matters or the costs that might be incurred.
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
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The EPA's proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If the rule is enacted as proposed, Ameren Missouri would be subject to the revised limitations beginning as early as July 1, 2017, but no later than July 1, 2022. The EPA is expected to issue final guidelines in September 2015.
Ash Management
In December 2014, the EPA issued regulations regarding the management and disposal of CCR, which will affect future disposal and handling costs at Ameren Missouri's energy centers. The EPA regulations will be effective 180 days after publication in the Federal Register, which is anticipated in early 2015. The rule allows for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The rule established criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. It requires groundwater monitoring and closure of impoundments if the groundwater standards under the rule are not achieved. Ameren Missouri is currently evaluating the rule to determine its impact on current management of CCR and the potential costs associated with compliance. Ameren Missouri is also evaluating the potential effect the new rule will have on its AROs associated with ash ponds. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan. Ameren Missouri expects certain of its ash ponds could be closed within the next five years.
The EPA's regulations issued in December 2014 regarding the management and disposal of CCR do not apply to inactive ash ponds at plants no longer in operation, such as the Meredosia and Hutsonville energy centers.
Remediation
We are involved in a number of remediation actions to clean up sites affected by hazardous substances, as required by federal and state law. Such laws require that responsible parties fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by federal or state governments as a potentially responsible party at several contaminated sites.

As of December 31, 2014, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois. These sites are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts at most of these sites by 2018. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently incurred. Costs are subject to annual review by the ICC. As of December 31, 2014, Ameren Illinois estimated the obligation related to these former MGP sites at $250 million to $314 million. Ameren and Ameren Illinois recorded a liability of $250 million to represent their estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Illinois formerly used an off-site landfill, which Ameren Illinois did not own, in connection with the operation of a previously-owned energy center. Ameren Illinois could be required to perform certain maintenance activities at that landfill. As of December 31, 2014, Ameren Illinois estimated the obligation related to this site at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of December 31, 2014, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to a former coal tar distillery operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, which is located in St. Louis, Missouri, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, are performing a site investigation. As of December 31, 2014, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
Ameren Missouri also participated in the investigation of various sites located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies, including Solutia, Inc., that former landfills and lagoons at those sites may contain soil and groundwater contamination. These sites are known as Sauget Area 2. From about 1926 until 1976, Ameren

Missouri operated an energy center adjacent to Sauget Area 2. Ameren Missouri currently owns a parcel of property at Sauget Area 2 that was once used as a landfill. Under the terms of an Administrative Order on Consent, Ameren Missouri joined with other potentially responsible parties to evaluate the extent of potential contamination with respect to Sauget Area 2.
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of December 31, 2014, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
In 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of December 31, 2014, Ameren Missouri estimated the obligation related to this cleanup at $1.6 million to $4.5 million. Ameren Missouri recorded a liability of $1.6 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
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
In 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, Ameren Missouri claims that the insurance company breached its duty to indemnify Ameren Missouri for losses resulting from the incident. In September 2014, the United States District Court for the Eastern District of Missouri ordered the case to be transferred to the United States District Court for the Southern District of New York for trial. The transfer order has been stayed pending resolution of Ameren Missouri’s October 2014 appeal of that order to the United States Court of Appeals for the Eighth Circuit.
In June 2014, Ameren Missouri reached a settlement with another group of insurers who provided Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In accordance with that settlement, Ameren Missouri received a payment of $27 million.

As of December 31, 2014, Ameren Missouri had an insurance receivable of $41 million. It ultimately expects to collect this receivable from the remaining insurance company in the pending litigation described above. This receivable is included in “Other assets” on Ameren’s and Ameren Missouri’s balance sheets as of December 31, 2014. Ameren's and Ameren Missouri's results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri's remaining liability insurance claim is not paid.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our present or former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with 78 as the average number of parties as of December 31, 2014. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of December 31, 2014:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	45	57	70

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
At December 31, 2014, Ameren, Ameren Missouri, and Ameren Illinois had liabilities of $12 million, $5 million, and $7 million, respectively, recorded to represent their best estimates of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of the cash expenditures in excess of the amount included in base electric rates is to be recovered from a trust fund that was established when Ameren acquired IP. At December 31, 2014, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from electric customers within IP’s historical service territory.
Ameren Illinois Municipal Taxes
Ameren Illinois previously received tax liability notices from eight municipalities, including the City of O'Fallon, alleging that Ameren Illinois failed to collect prior-period taxes from certain customers in each municipality. In November 2014, Ameren Illinois reached a settlement agreement with the City of O'Fallon and paid $1 million for the prior-period taxes. With respect to the seven other communities, Ameren Illinois believes its defenses to the allegations are meritorious and its potential loss is immaterial.
NOTE 16 – DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
On December 2, 2013, Ameren completed the divestiture of New AER to IPH in accordance with the transaction agreement between Ameren and IPH dated March 14, 2013, as amended by a letter agreement dated December 2, 2013.
Ameren retained certain pension and postretirement benefit obligations associated with current and former employees of AER, with the exception of the pension and postretirement benefit obligations associated with current and former employees of EEI, which were assumed by IPH. Ameren retained the Meredosia and Hutsonville energy centers, including their AROs. These energy centers were abandoned and had an immaterial property and plant asset balance as of December 31, 2014. The EPA's regulations issued in December 2014 regarding the management and disposal of CCR, as discussed in Note 15 – Commitments and Contingencies, do not apply to inactive ash ponds at plants no longer in operation, such as the Meredosia and Hutsonville energy centers. All other AROs associated with AER were assumed by New AER or by Rockland Capital, the third-party buyer of the Grand Tower energy center, as discussed below.
The transaction agreement with IPH, as amended, provides that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers are subsequently sold by Medina Valley and if Medina Valley receives additional proceeds from such sale, Medina Valley will pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the $137.5 million previously paid to Genco. On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital requires $17 million of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow receivable balance and the corresponding payable due to Genco is reflected on Ameren's December 31, 2014, consolidated balance sheet in "Other assets" and in "Other deferred credits and liabilities," respectively. Medina Valley expects to pay Genco any remaining portion of the escrow balance on January 31, 2016. Ameren did not record a gain from its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.

Discontinued Operations Presentation
In March 2013, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation. In addition, in December 2013, coinciding with the completion of the divestiture of New AER to IPH, Ameren determined that the Meredosia and Hutsonville energy centers, which were both not operating, had been abandoned and also qualified for discontinued operations presentation. Ameren has begun to demolish the Hutsonville energy center and expects to demolish the Meredosia energy center thereafter. The disposal groups have been aggregated in the disclosures below. The following table presents the components of discontinued operations in Ameren's consolidated statement of income (loss) for the years ended December 31, 2014, 2013, and 2012:

	Year ended
	2014	2013		2012
Operating revenues	$1	$1,037		$1,047
Operating expenses	(2)	(1,207)	(a)	(3,474)	(b)
Operating income (loss)	(1)	(170)		(2,427)
Other income (loss)	—	(1)		—
Interest charges	—	(39)		(56)
Income (loss) before income taxes	(1)	(210)		(2,483)
Income tax (expense) benefit	—	(13)		987
Income (loss) from discontinued operations, net of taxes	$(1)	$(223)		$(1,496)

(a)	Includes a $201 million pretax loss on disposal relating to the New AER divestiture.

(b)	Includes a noncash pretax asset impairment charge of $2.58 billion to reduce the carrying value of AER's energy centers to their estimated fair value under held and used accounting guidance.
Ameren’s results of operations for the year ended December 31, 2014, include adjustments for the New AER net working capital amount owed to IPH and for certain contingent liabilities associated with the New AER divestiture. In 2014, Ameren paid $13 million to IPH for the final working capital adjustment and a portion of the previously-recorded contingent liabilities. Additionally, Ameren recognized the operating revenues and operating expenses associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers prior to the completion of their sale to Rockland Capital on January 31, 2014. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction with IPH are dependent upon the resolution of tax matters under audit. It is reasonably possible in the next 12 months these tax audits will be completed. As a result, tax expense and benefits ultimately realized from the divestitures may differ materially from those recorded as of December 31, 2014, including the final resolution of Ameren's uncertain tax positions.
Ameren recorded a pretax charge to earnings related to the

New AER divestiture of $201 million for the year ended December 31, 2013. The loss was recorded in “Operating expenses” within the components of the discontinued operations statement of income (loss). Ameren did not receive any cash proceeds from IPH for the divestiture of New AER. In 2013, Ameren adjusted the accumulated deferred income taxes on its consolidated balance sheet to reflect the excess of tax basis over financial reporting basis of its stock investment in AER. This change in basis resulted in a discontinued operations deferred tax expense of $99 million, which was partially offset by the expected tax benefits of $86 million related to the pretax loss from discontinued operations, including the loss on disposal, during the year ended December 31, 2013.
As discussed above, on January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. Ameren did not recognize a gain from the third-party sale to Rockland Capital for any value in excess of its $137.5 million carrying value for this disposal group because any excess amount that Medina Valley may receive, net of taxes and other expenses, over the carrying value, will ultimately be paid to Genco pursuant to the transaction agreement with IPH.

New AER and the Elgin, Gibson City, and Grand Tower energy centers were impaired under held and used accounting guidance in 2012. In early 2012, the observable market price for power for delivery in that year and in future years in the Midwest sharply declined below 2011 levels. As a result of this sharp decline in the market price of power and the related impact on electric margins, Ameren evaluated, during the first quarter of 2012, whether the carrying values of Merchant Generation coal-fired energy centers were recoverable. AERG's Duck Creek energy center's carrying value exceeded its estimated undiscounted future cash flows. As a result, Ameren recorded a noncash pretax asset impairment charge of $628 million to reduce the carrying value of that energy center to its estimated fair value during the first quarter of 2012. In December 2012, Ameren determined that the estimated undiscounted cash flows during the period in which it expected to continue to own its Merchant Generation energy centers would be insufficient to recover the carrying value of those energy centers. Accordingly, Ameren recorded a noncash pretax impairment charge of $1.95 billion in the fourth quarter of 2012.

The following table presents the carrying amounts of the components of assets and liabilities segregated on Ameren's consolidated balance sheets as discontinued operations at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Assets of discontinued operations
Accounts receivable and unbilled revenue	$—	$5
Materials and supplies	—	5
Property and plant, net	—	142
Accumulated deferred income taxes, net(a)	15	13
Total assets of discontinued operations	$15	$165
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$5
Asset retirement obligations(b)	32	40
Total liabilities of discontinued operations	$33	$45

(a)	The December 31, 2014 balance primarily consists of deferred income tax assets related to the abandoned Meredosia and Hutsonville energy centers.

(b)	Includes AROs associated with the abandoned Meredosia and Hutsonville energy centers of $32 million and $31 million at December 31, 2014 and 2013, respectively.
Ameren has continuing transactions with New AER. Ameren Illinois has power supply agreements with Marketing Company, which are a result of the power procurement process in Illinois administered by the IPA, as required by the Illinois Public Utilities Act. Ameren Illinois continues to purchase power and to purchase trade receivables as required by Illinois law. Ameren Illinois and ATXI continue to sell transmission services to Marketing Company. Also, the transaction agreement requires Ameren (parent) to maintain certain guarantees discussed below. Immediately prior to the transaction agreement closing, the money pool borrowings through which Ameren provided cash collateral to Marketing Company were converted to a note payable to Ameren, with interest, on December 2, 2015, or sooner, as cash collateral requirements are reduced. Ameren has determined that the continuing cash flows generated by these arrangements are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.

Additionally, these arrangements do not provide Ameren with the ability to significantly influence the operating results of New AER. Ameren did not have significant continuing involvement with or material cash flows from the Elgin, Gibson City, or Grand Tower energy centers after their sale.
Pursuant to the IPH transaction agreement, as amended, Ameren is obligated to pay up to $29 million for certain contingent liabilities as of December 31, 2014, which were included in "Other current liabilities" on Ameren's December 31, 2014 consolidated balance sheet.
The note receivable from Marketing Company related to the cash collateral support provided to New AER was $12 million and $18 million at December 31, 2014 and 2013, respectively, and was reflected on Ameren's consolidated balance sheet in "Miscellaneous accounts and notes receivable" at December 31,

2014. This receivable is due to Ameren, with interest, on December 2, 2015, or sooner as cash collateral requirements are reduced. In addition, as of December 31, 2014, if Ameren’s credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $26 million, which includes $11 million currently covered by Ameren guarantees. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015, as discussed below.
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
In addition to the $29 million of contingent liabilities recorded on Ameren’s December 31, 2014 consolidated balance sheet, Ameren had a total of $114 million in guarantees outstanding for New AER that were not recorded on Ameren’s December 31, 2014 consolidated balance sheet, which included:

•
$106 million related to guarantees supporting Marketing Company for physically and financially settled power transactions with its counterparties that were in place at the December 2, 2013 closing of the divestiture, as well as for

Marketing Company's clearing broker and other service agreements. If Marketing Company did not fulfill its obligations to these counterparties who had active open positions as of December 31, 2014, Ameren would have been required under its guarantees to provide $11 million to the counterparties.

•
$8 million related to requirements for lease agreements and potential environmental obligations. If New AER had not fulfilled its lease obligation as of December 31, 2014, Ameren would have been required to provide approximately $7 million to the leasing counterparty.

Additionally, at December 31, 2014, Ameren had issued letters of credit totaling $9 million as credit support on behalf of New AER.
Ameren has not recorded a reserve for these contingent obligations because it does not believe a payment with respect to any of these guarantees or letters of credit was probable as of December 31, 2014.
NOTE 17 – SEGMENT INFORMATION
Ameren has two reportable segments: Ameren Missouri and Ameren Illinois. Ameren Missouri and Ameren Illinois each have one reportable segment. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all the operations of Ameren Missouri as described in Note 1 – Summary of Significant Accounting Policies. The Ameren Illinois segment for both Ameren and Ameren Illinois consists of all of the operations of Ameren Illinois as described in Note 1 – Summary of Significant Accounting Policies. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI. The Other category also includes certain corporate activities previously included in the Merchant Generation segment. See Note 16 – Divestiture Transactions and Discontinued Operations for additional information.

The following table presents information about the reported revenues and specified items reflected in Ameren’s net income attributable to Ameren Corporation and capital expenditures from continuing operations for the years ended December 31, 2014, 2013, and 2012, and total assets in continuing operations as of December 31, 2014, 2013, and 2012:

	Ameren Missouri	Ameren Illinois	Other		Intersegment Eliminations	Consolidated
2014
External revenues	$3,526	$2,496	$31		$—	$6,053
Intersegment revenues	27	2	2		(31)	—
Depreciation and amortization	473	263	9		—	745
Interest and dividend income	28	7	2		—	37
Interest charges	211	112	18		—	341
Income taxes	229	143	5		—	377
Net income (loss) attributable to Ameren Corporation from continuing operations	390	201	(4)		—	587
Capital expenditures	747	835	203	(a)	—	1,785
Total assets	13,541	8,381	942		(203)	22,661	(b)
2013
External revenues	$3,516	$2,307	$15		$—	$5,838
Intersegment revenues	25	4	2		(31)	—
Depreciation and amortization	454	243	9		—	706
Interest and dividend income	27	2	1		—	30
Interest charges	210	143	45		—	398
Income taxes (benefit)	242	110	(41)		—	311
Net income (loss) attributable to Ameren Corporation from continuing operations	395	160	(43)		—	512
Capital expenditures	648	701	30	(a)	—	1,379
Total assets	12,904	7,454	752		(233)	20,877	(b)
2012
External revenues	$3,252	$2,524	$5		$—	$5,781
Intersegment revenues	20	1	3		(24)	—
Depreciation and amortization	440	221	12		—	673
Interest and dividend income	32	—	—		—	32
Interest charges	223	129	40		—	392
Income taxes (benefit)	252	94	(39)		—	307
Net income (loss) attributable to Ameren Corporation from continuing operations	416	141	(41)		—	516
Capital expenditures	595	442	26	(a)	—	1,063
Total assets	13,043	7,282	1,228		(934)	20,619	(b)
.

(a)	Includes the elimination of intercompany transfers.

(b)	Excludes total assets from discontinued operations of $15 million, $165 million, and $1,611 million as of December 31, 2014, 2013, and 2012, respectively.

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2014				2013
Quarter ended (a)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$1,594	$1,419	$1,670	$1,370	$1,475	$1,403	$1,638	$1,322
Operating income	246	322	561	125	185	261	567	171
Net income (loss)	98	150	295	49	(143)	96	304	38
Net income attributable to Ameren Corporation – continuing operations	$97	$150	$294	$46	$54	$105	$305	$48
Net income (loss) attributable to Ameren Corporation – discontinued operations	(1)	(1)	(1)	2	(199)	(10)	(3)	(11)
Net income (loss) attributable to Ameren Corporation	$96	$149	$293	$48	$(145)	$95	$302	$37
Earnings per common share – basic – continuing operations	$0.40	$0.62	$1.21	$0.19	$0.22	$0.44	$1.26	$0.19
Earnings (loss) per common share – basic – discontinued operations	—	(0.01)	—	0.01	(0.82)	(0.05)	(0.01)	(0.04)
Earnings (loss) per common share – basic	$0.40	$0.61	$1.21	$0.20	$(0.60)	$0.39	$1.25	$0.15
Earnings per common share – diluted – continuing operations	$0.40	$0.62	$1.20	$0.19	$0.22	$0.44	$1.25	$0.19
Earnings (loss) per common share – diluted – discontinued operations	—	(0.01)	—	0.01	(0.82)	(0.05)	(0.01)	(0.04)
Earnings (loss) per common share – diluted	$0.40	$0.61	$1.20	$0.20	$(0.60)	$0.39	$1.24	$0.15

(a)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and to changes in the number of weighted-average shares outstanding each period.

Ameren Missouri Quarter ended	Operating Revenues	Operating Income	Net Income (Loss)	Net Income (Loss) Available to Common Stockholder
March 31, 2014	$817	$119	$48	$47
March 31, 2013	796	111	41	40
June 30, 2014	900	243	127	126
June 30, 2013	889	179	85	84
September 30, 2014	1,097	394	223	222
September 30, 2013	1,093	417	239	238
December 31, 2014	739	29	(5)	(5)
December 31, 2013	763	96	33	33

Ameren Illinois Quarter ended	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Stockholder
March 31, 2014	$774	$120	$54	$53
March 31, 2013	684	85	32	31
June 30, 2014	519	75	29	28
June 30, 2013	516	87	32	31
September 30, 2014	572	158	75	75
September 30, 2013	547	158	77	77
December 31, 2014	633	97	46	45
December 31, 2013	564	85	22	21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2014, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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

ITEM 9B.	OTHER INFORMATION
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2014 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Executive Officers of the Registrants” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. Walter J. Galvin serves as chairman of Ameren’s audit and risk committee and Catherine S. Brune, Ellen M. Fitzsimmons and Stephen R. Wilson serve as members. The board of directors of Ameren has determined that Walter J. Galvin qualifies as an audit committee financial expert and that he is “independent” as that term is used in SEC Regulation 14A.
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
To encourage ethical conduct in its financial management and reporting, Ameren has adopted a code of ethics that applies to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, and the treasurer of each of the Ameren Companies. Ameren has also adopted a code of business conduct that applies to the directors, officers, and employees of the Ameren Companies. It is referred to as the Principles of Business Conduct. The Ameren

Companies make available free of charge through Ameren’s website (www.ameren.com) the Code of Ethics and the Principles of Business Conduct. Any amendment to the Code of Ethics or the Principles of Business Conduct and any waiver from a provision of the Code of Ethics or the Principles of Business Conduct as it relates to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller and the treasurer of each of the Ameren Companies will be posted on Ameren’s website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2014, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(a)	2,335,780	(b)	7,964,166
Equity compensation plans not approved by security holders	—	—	—
Total	2,335,780	(b)	7,964,166

(a)
Consists of the 2006 Incentive Plan, which was approved by shareholders in May 2006, and the 2014 Incentive Plan, which was approved by shareholders in April 2014, and expires April 2024. The 2014 Plan replaced the 2006 Plan for any new grants made after April 24, 2014. Pursuant to grants of performance share units (PSUs) under the 2006 Plan, 649,018 of the securities represent PSUs that vested as of December 31, 2014 (including accrued and reinvested dividends), and 1,622,649 of the securities represent target PSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2014 (including outstanding awards under the 2014 Plan as of December 31, 2014). The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the PSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentives: Performance Share Unit Program ("PSUP")” in Ameren’s definitive proxy statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14A. 64,113 of the securities represent shares that may be issued as of December 31, 2014, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.

(b)
Earned PSUs and deferred compensation stock units are paid in shares of Ameren common stock on a one-for-one basis. Accordingly, the PSUs and deferred compensation stock units do not have a weighted-average exercise price.

Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Item 404 and Item 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2015 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Policy and Procedures With Respect to Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2015 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits - reference is made to the Exhibit Index	157
(b)	Exhibit Index	157

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 2014, 2013, and 2012
(In millions)	2014	2013	2012
Operating revenues	$—	$—	$—
Operating expenses	11	26	17
Operating loss	(11)	(26)	(17)
Equity in earnings of subsidiaries	607	546	546
Interest income from affiliates	3	3	3
Total other income (expense), net	2	(5)	(4)
Interest charges	16	42	39
Income tax (benefit)	(2)	(36)	(27)
Net Income Attributable to Ameren Corporation – Continuing Operations	587	512	516
Net Loss Attributable to Ameren Corporation – Discontinued Operations	(1)	(223)	(1,490)
Net Income (Loss) Attributable to Ameren Corporation	$586	$289	$(974)

Net Income Attributable to Ameren Corporation – Continuing Operations	$587	$512	$516
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(7), $16, and $(6), respectively	(12)	30	(8)
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	575	542	508
Net Loss Attributable to Ameren Corporation – Discontinued Operations	(1)	(223)	(1,490)
Other Comprehensive Income (Loss) from Discontinued Operations, Net of Income Taxes	—	(19)	50
Comprehensive Loss from Discontinued Operations Attributable to Ameren Corporation	(1)	(242)	(1,440)
Comprehensive Income (Loss) Attributable to Ameren Corporation	$574	$300	$(932)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1	$11
Advances to money pool	55	334
Accounts receivable – affiliates	28	18
Notes receivable – affiliates	94	9
Miscellaneous accounts and notes receivable	39	125
Current accumulated deferred income taxes, net	143	41
Other current assets	14	1
Total current assets	374	539
Investments in subsidiaries – continuing operations	6,680	6,336
Investments in subsidiaries – discontinued operations	(4)	(5)
Note receivable – ATXI	100	51
Accumulated deferred income taxes, net	264	570
Other assets	152	141
Total assets	$7,566	$7,632
Liabilities and Stockholders’ Equity:
Current maturities of long-term debt	$—	$425
Short-term debt	585	368
Accounts payable	—	119
Accounts payable – affiliates	88	4
Other current liabilities	52	20
Total current liabilities	725	936
Other deferred credits and liabilities	128	152
Total liabilities	853	1,088
Commitments and Contingencies (Notes 4 and 5)
Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,617	5,632
Retained earnings	1,103	907
Accumulated other comprehensive income (loss)	(9)	3
Total stockholders’ equity	6,713	6,544
Total liabilities and stockholders’ equity	$7,566	$7,632

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2014, 2013, and 2012
(In millions)	2014	2013	2012
Net cash flows provided by operating activities	$514	$453	$532
Cash flows from investing activities:
Money pool advances, net	279	(371)	24
Notes receivable – affiliates, net	(134)	(23)	(20)
Investments in subsidiaries	(280)	(50)	(2)
Distributions from subsidiaries	215	1	21
Proceeds from note receivable – Marketing Company	95	6	—
Contributions to note receivable – Marketing Company	(89)	(5)	—
Other	(12)	(3)	(5)
Net cash flows provided by (used in) investing activities	74	(445)	18
Cash flows from financing activities:
Dividends on common stock	(390)	(388)	(382)
Short-term debt, net	217	368	(148)
Maturities of long-term debt	(425)	—	—
Net cash flows used in financing activities	(598)	(20)	(530)
Net change in cash and cash equivalents	$(10)	$(12)	$20
Cash and cash equivalents at beginning of year	11	23	3
Cash and cash equivalents at end of year	$1	$11	$23

Cash dividends received from consolidated subsidiaries	$340	$570	$610

Noncash investing activity – divestiture	$—	$494	$—
Noncash investing activity – investments in subsidiaries	(19)	—	—
Noncash financing activity – dividends on common stock	—	—	(7)
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2014
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
Beginning in 2014, unrecognized tax benefits are recorded as a reduction to the deferred tax assets for net operating losses and tax credit carryforwards within "Accumulated deferred income taxes, net" on Ameren Corporation's (parent company only) balance sheets. At December 31, 2014, unrecognized tax benefits of $53 million were recorded in "Accumulated deferred income taxes, net" on Ameren Corporation's (parent company only) balance sheet. At December 31, 2013, unrecognized tax benefits of $53 million previously recorded in "Other deferred credits and liabilities" on Ameren Corporation's (parent company only) balance sheet were reclassified to "Accumulated deferred income taxes, net" for comparative purposes. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
Additional disclosures relating to the parent company financial statements are included within the combined notes under Part II, Item 8, of this report. See Note 1 – Summary of Significant Accounting Policies and Note 14 – Related Party Transactions under Part II, Item 8, of this report for information on the tax allocation agreement between Ameren (parent) and its subsidiaries.
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 3 – LONG-TERM OBLIGATIONS

In May 2014, Ameren (parent) repaid at maturity $425 million of its 8.875% senior unsecured notes, plus accrued interest. The notes were repaid with proceeds from commercial paper issuances.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
See Note 15 – Commitments and Contingencies and Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for a description of all material contingencies, guarantees, and letters of credit outstanding of Ameren Corporation (parent company only).
NOTE 5 – NEW AER DIVESTITURE AND DISCONTINUED OPERATIONS
In December 2012, Ameren determined that it intended to, and it was probable that it would, exit its Merchant Generation business before the end of the previously estimated useful lives of that business's long-lived assets. As a result of the 2012 determination, Ameren Corporation (parent company only) recorded a pretax impairment charge of $1.88 billion to reduce its investment in certain of the Merchant Generation segment's coal and natural-gas-fired energy centers to their estimated fair values. In December 2013, Ameren completed a divestiture that included a significant portion of that business. As a result of the divestiture in 2013, Ameren Corporation (parent company only) recorded a pretax loss on disposal of $201 million. These charges were included within "Net Loss Attributable to Ameren Corporation – Discontinued Operations" in the Ameren Corporation (parent company only) Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012.
The "Miscellaneous accounts and notes receivable" on the December 31, 2013 Ameren Corporation (parent company only) Condensed Balance Sheet included a receivable from Dynegy related to the non-state-regulated subsidiary money pool borrowing balance as of the divestiture date of certain New AER subsidiaries. Additionally, a payable to Dynegy of the estimated working capital adjustment required under the terms of the agreement with IPH was reflected in "Accounts payable" on the December 31, 2013 Ameren Corporation (parent company only) Condensed Balance Sheet. In 2014, the receivable and payable were finalized and settled, along with certain contingent liabilities associated with the New AER divestiture, resulting in a net $13 million payment to IPH.
See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information on the impairment charges recognized in 2013 and 2012 as well as the divestiture.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2014	$18	$36	$4	$37	$21
2013	17	35	4	38	18
2012	20	30	2	35	17
Deferred tax valuation allowance:
2014	$7	$3	$—	$—	$10
2013	2	5	—	—	7
2012	1	1	—	—	2
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2014	$5	$16	$—	$13	$8
2013	5	16	—	16	5
2012	7	11	—	13	5
Deferred tax valuation allowance:
2014	$1	$—	$—	$—	$1
2013	1	—	—	—	1
2012	1	—	—	—	1
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2014	$13	$20	$4	$24	$13
2013	12	19	4	22	13
2012	13	19	2	22	12
Deferred tax valuation allowance:
2014	$1	$—	$—	$—	$1
2013	1	—	—	—	1
2012	—	1	—	—	1

(a)	Uncollectible account reserve associated with receivables purchased by Ameren Illinois from alternative retail electric suppliers, as required by the Illinois Public Utilities Act.

(b)	Uncollectible accounts charged off, less recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

AMEREN CORPORATION (registrant)

Date:	March 2, 2015	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 2, 2015
Warner L. Baxter

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Bruce A. Steinke

	*	Director	March 2, 2015
Catherine S. Brune

	*	Director	March 2, 2015
J. Edward Coleman

	*	Director	March 2, 2015
Ellen M. Fitzsimmons

	*	Director	March 2, 2015
Walter J. Galvin

	*	Director	March 2, 2015
Richard J. Harshman

	*	Director	March 2, 2015
Gayle P.W. Jackson

	*	Director	March 2, 2015
James C. Johnson

	*	Director	March 2, 2015
Steven H. Lipstein

	*	Director	March 2, 2015
Patrick T. Stokes

	*	Director	March 2, 2015
Stephen R. Wilson

	*	Director	March 2, 2015
Jack D. Woodard

*By	/s/ Martin J. Lyons, Jr.		March 2, 2015
Martin J. Lyons, Jr.
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	March 2, 2015	By	/s/ Michael L. Moehn
Michael L. Moehn Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Chairman and President, and Director (Principal Executive Officer)	March 2, 2015
Michael L. Moehn

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	March 2, 2015
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Bruce A. Steinke

	*	Director	March 2, 2015
Daniel F. Cole

	*	Director	March 2, 2015
Fadi M. Diya

	*	Director	March 2, 2015
Gregory L. Nelson

*By	/s/ Martin J. Lyons, Jr.		March 2, 2015
Martin J. Lyons, Jr.
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	March 2, 2015	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	March 2, 2015
Richard J. Mark

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	March 2, 2015
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Bruce A. Steinke

	*	Director	March 2, 2015
Daniel F. Cole

	*	Director	March 2, 2015
Craig D. Nelson

	*	Director	March 2, 2015
Gregory L. Nelson

*By	/s/ Martin J. Lyons, Jr.		March 2, 2015
Martin J. Lyons, Jr.
Attorney-in-Fact

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren	Transaction Agreement, dated as of March 14, 2013, between Ameren Corporation and Illinois Power Holdings, LLC	March 19, 2013 Form 8-K, Exhibit 2.1, File No. 1-14756
2.2	Ameren	Letter Agreement, dated December 2, 2013, between Ameren Corporation and Illinois Power Holdings, LLC, amending the Transaction Agreement, dated as of March 14, 2013	December 4, 2013 Form 8-K, Exhibit 2.2, File No. 1-14756
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended December 14, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(ii), File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.1, File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.2, File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren Ameren Missouri
Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941
Exhibit B-1, File No. 2-4940
4.4	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	August 2, 1956 Form 8-K, Exhibit 2, File No. 1-2967
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	April 1971 Form 8-K, Exhibit 6, File No. 1-2967
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	February 1974 Form 8-K, Exhibit 3, File No. 1-2967
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.6, File No. 2-69821
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967

4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2003, relative to Series CC	April 10, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 15, 2003, relative to Series DD	August 4, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2003, relative to Series EE	October 8, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 1, 2004 relative to Series FF	May 18, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated December 1, 2005 relative to Series JJ	December 9, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2007 relative to Series KK	June 15, 2007 Form 8-K, Exhibit 4.5, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2008 relative to Series LL	April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.31	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.32	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.33	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.34	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.35	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.36	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967

4.37	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.38	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.39	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.40	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.41	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 9, 2003, establishing the 4.75% Senior Secured Notes due 2015 (including the global note)	April 10, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 28, 2003, establishing the 5.10% Senior Secured Notes due 2018 (including the global note)	August 4, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated October 7, 2003, establishing the 4.65% Senior Secured Notes due 2013 (including the global note)	October 8, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated May 13, 2004, establishing the 5.50% Senior Secured Notes due 2014 (including the global note)	May 18, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 1, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated December 8, 2005, establishing the 5.40% Senior Secured Notes due 2016 (including the global note)	December 9, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2007, establishing the 6.40% Senior Secured Notes due 2017 (including the global note)	June 15, 2007 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.52	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.53	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.54	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing 3.90% Senior Secured Notes due 2042 (including the global note)	September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.55	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibit 4.2, File No. 1-2967
4.56	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Central Illinois Public Service Company (now known as Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.57	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.58	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.59	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.60	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672

4.61	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.62	Ameren Ameren Illinois
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
Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.63	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949	December 1949 Form 8-K, Exhibit A, File No. 1-2732
4.64	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957	July 1957 Form 8-K, Exhibit A, File No. 1-2732
4.65	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966	February 1966 Form 8-K, Exhibit A, File No. 1-2732
4.66	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992	January 30, 1992 Form 8-K, Exhibit 4(b), File No. 1-2732
4.67	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series AA and BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732
4.68	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 2008 for the Series CC	December 9, 2008 Form 8-K, Exhibit 4.5, File No. 1-2732
4.69	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.70	Ameren Ameren Illinois	Indenture, dated as of June 1, 2006, from CILCO (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)	June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.71	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.72	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.73	Ameren Ameren Illinois
CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.20% Senior Secured Notes due 2016 (including the global note) and the 6.70% Senior Secured Notes due 2036 (including the global note)
June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.74	Ameren Ameren Illinois	CILCO Indenture Company Order, dated December 9, 2008, establishing the 8.875% Senior Secured Notes due 2013 (including the global note)	December 9, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2732
4.75	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Illinois Power Company (predecessor in interest to Ameren Illinois) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series S	Exhibit 4.41, File No. 333-71061
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series T	Exhibit 4.42, File No. 333-71061
4.78	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of July 15, 1999, to Ameren Illinois Mortgage for Series U	June 30, 1999 Form 10-Q, Exhibit 4.4, File No. 1-3004
4.80	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2006, to Ameren Illinois Mortgage for Series AA	June 19, 2006 Form 8-K, Exhibit 4.13, File No. 1-3004
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 15, 2007, to Ameren Illinois Mortgage for Series BB	November 20, 2007 Form 8-K, Exhibit 4.4, File No. 1-3004
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of April 1, 2008, to Ameren Illinois Mortgage for Series CC	April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2008, to Ameren Illinois Mortgage for Series DD	October 23, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004

4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.86	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.87	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.4, File No. 1-3672
4.88	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.89	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.90	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.91	Ameren Ameren Illinois	Indenture, dated as of June 1, 2006, from IP (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)	June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.92	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.93	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.94	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.95	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated June 14, 2006, establishing the 6.25% Senior Secured Notes due 2016 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.7, File No. 1-3004
4.96	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated November 15, 2007, establishing 6.125% Senior Secured Notes due 2017 (including the global note)	November 20, 2007 Form 8-K, Exhibit 4.2, File No. 1-3004
4.97	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated April 8, 2008, establishing 6.25% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.98	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 23, 2008, establishing 9.75% Senior Secured Notes due 2018 (including the global note)	October 23, 2008 Form 8-K, Exhibit 4.2, File No. 1-3004
4.99	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3004
4.100	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibit 4.2, File No. 1-3672
4.101	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibit 4.2, File No. 1-3672
4.102	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibit 4.2, File No. 1-3672
Material Contracts
10.1	Ameren Companies	Third Amended Ameren Corporation System Utility Money Pool Agreement, as amended September 30, 2004	October 1, 2004 Form 8-K, Exhibit 10.2, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 11, 2014, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2014 Form 8-K, Exhibit 10.1, File No. 1-14756
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 11, 2014, by and among Ameren, Ameren Illinois and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2014 Form 8-K, Exhibit 10.2, File No. 1-14756
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation revised on August 9, 2013 and effective as of August 12, 2013	September 30, 2013 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.5	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren Companies	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756

10.7	Ameren Companies	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren Companies	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren Companies	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2012 Ameren Executive Incentive Plan	December 14, 2011 Form 8-K, Exhibit 10.1, File No. 1-14756
10.11	Ameren Companies	*2013 Ameren Executive Incentive Plan	December 18, 2012 Form 8-K, Exhibit 10.1, File No. 1-14756
10.12	Ameren Companies	*2014 Ameren Executive Incentive Plan	March 31, 2014 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.13	Ameren Companies	*2015 Ameren Executive Incentive Plan
10.14	Ameren Companies	*2012 Base Salary Table for Named Executive Officers	2011 Form 10-K, Exhibit 10.23, File No. 1-14756
10.15	Ameren Companies	*2013 Base Salary Table for Named Executive Officers	2012 Form 10-K, Exhibit 10.17, File No. 1-14756
10.16	Ameren Companies	*2014 Base Salary Table for Named Executive Officers	2013 Form 10-K, Exhibit 10.15, File No. 1-14756
10.17	Ameren Companies	*2015 Base Salary Table for Named Executive Officers
10.18	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.19	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.20	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended	September 30, 2014 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.21	Ameren Companies	*Formula for Determining 2012 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 14, 2011 Form 8-K, Exhibit 99.1, File No. 1-14756
10.22	Ameren Companies	*Formula for Determining 2013 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 18, 2012 Form 8-K, Exhibit 99.1, File No. 1-14756
10.23	Ameren Companies	*Formula for Determining 2014 Target Performance Share Unit Awards to be Issued to Named Executive Officers	March 31, 2014 Form 10-Q, Exhibit 10.2, File No. 1-14756
10.24	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers
10.25	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
10.26	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2012 pursuant to 2006 Omnibus Incentive Compensation Plan	December 14, 2011 Form 8-K, Exhibit 10.2, File No. 1-14756
10.27	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2013 pursuant to 2006 Omnibus Incentive Compensation Plan	December 18, 2012 Form 8-K, Exhibit 10.2, File No. 1-14756
10.28	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2006 Omnibus Incentive Compensation Plan	March 31, 2014 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.29	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.30	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2014 Omnibus Incentive Compensation Plan
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan
10.32	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.33	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.34	Ameren Ameren Illinois	*CILCO Executive Deferral Plan as amended effective August 15, 1999	1999 Form 10-K, Exhibit 10, File No. 1-2732
10.35	Ameren Ameren Illinois	*CILCO Executive Deferral Plan II as amended effective April 1, 1999	1999 Form 10-K, Exhibit 10(a), File No. 1-2732
10.36	Ameren Ameren Illinois	*CILCO Restructured Executive Deferral Plan (approved August 15, 1999)	1999 Form 10-K, Exhibit 10(e), File No. 1-2732
10.37	Ameren	Novation and Amendment of Put Option Agreement, dated March 14, 2013, by and among Medina Valley, AERG, Genco and Ameren	March 19, 2013 Form 8-K, Exhibit 10.3, File No. 1-14756

10.38	Ameren	*Employment and Change of Control Agreement, dated March 13, 2013, between Steven R. Sullivan, AER and Ameren	March 19, 2013 Form 8-K, Exhibit 10.4, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois' Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data File
101.INS**	Ameren Companies	XBRL Instance Document
101.SCH**	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL**	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Ameren Companies	XBRL Taxonomy Extension Definition Document

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