Form 10-Q
period 2015-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2015-05-11
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2015, was as follows:

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
Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Ameren Companies with the SEC.
Net shared benefits - The value of the energy savings that are shared by Ameren Missouri and its customers under the MEEIA, net of the program costs to achieve those energy savings.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the MoPSC’s April 2015 electric rate order; Ameren Missouri's December 2014 MEEIA filing; Ameren Illinois’ April 2015 annual electric delivery service formula update filing; Ameren Illinois' January 2015 natural gas delivery service rate case filing; a settlement agreement requiring FERC approval for an Ameren Illinois electric transmission rate refund and a prospective reduction to common equity for ratemaking purposes; the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

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

•	our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators in an attempt to earn our allowed return on equity;

•	the effects of increased competition in the future due to, among other factors, deregulation of certain aspects of our business at either the state or federal level;

•	changes in laws and other governmental actions, including monetary, fiscal, tax, and energy policies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and distributed generation sources, which generate electricity at the site of consumption;

•
the effectiveness of Ameren Missouri's customer energy efficiency programs, and the related amount of any net shared benefits and performance incentive earned under the current and proposed MEEIA plans;

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

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

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

•
the extent to which Ameren Missouri prevails in its claim against an insurer in connection with the December 2005 breach of the upper reservoir at the Taum Sauk pumped-storage hydroelectric energy center;

•	the extent to which Ameren Missouri is permitted by its regulators to recover in rates the investments it made in connection with additional nuclear generation at its Callaway energy center;

•	operation of Ameren Missouri's Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions and divestitures, and any related tax implications;

•	the resolution of tax positions for years under examination by the IRS;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Electric	$1,143	$1,106
Gas	413	488
Total operating revenues	1,556	1,594
Operating Expenses:
Fuel	206	204
Purchased power	139	114
Gas purchased for resale	236	304
Other operations and maintenance	401	418
Depreciation and amortization	193	181
Taxes other than income taxes	125	127
Total operating expenses	1,300	1,348
Operating Income	256	246
Other Income and Expense:
Miscellaneous income	19	18
Miscellaneous expense	11	9
Total other income	8	9
Interest Charges	88	92
Income Before Income Taxes	176	163
Income Taxes	66	64
Income from Continuing Operations	110	99
Loss from Discontinued Operations, Net of Taxes (Note 12)	—	(1)
Net Income	110	98
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	2	2
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	108	97
Discontinued Operations	—	(1)
Net Income Attributable to Ameren Corporation	$108	$96

Earnings per Common Share – Basic:
Continuing Operations	$0.45	$0.40
Discontinued Operations	—	—
Earnings per Common Share – Basic	$0.45	$0.40

Dividends per Common Share	$0.41	$0.40
Average Common Shares Outstanding – Basic	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2015	2014
Income from Continuing Operations	$110	$99
Other Comprehensive Income from Continuing Operations, Net of Taxes	—	—
Comprehensive Income from Continuing Operations	110	99
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	108	97

Loss from Discontinued Operations, Net of Taxes	—	(1)
Other Comprehensive Loss from Discontinued Operations, Net of Taxes	—	—
Comprehensive Loss from Discontinued Operations Attributable to Ameren Corporation	—	(1)
Comprehensive Income Attributable to Ameren Corporation	$108	$96
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6	$5
Accounts receivable – trade (less allowance for doubtful accounts of $23 and $21, respectively)	524	423
Unbilled revenue	212	265
Miscellaneous accounts and notes receivable	100	81
Materials and supplies	449	524
Current regulatory assets	265	295
Current accumulated deferred income taxes, net	331	352
Other current assets	91	86
Assets of discontinued operations (Note 12)	15	15
Total current assets	1,993	2,046
Property and Plant, Net	17,700	17,424
Investments and Other Assets:
Nuclear decommissioning trust fund	558	549
Goodwill	411	411
Regulatory assets	1,577	1,582
Other assets	645	664
Total investments and other assets	3,191	3,206
TOTAL ASSETS	$22,884	$22,676
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$380	$120
Short-term debt	955	714
Accounts and wages payable	434	711
Taxes accrued	79	46
Interest accrued	94	85
Current regulatory liabilities	107	106
Other current liabilities	437	434
Liabilities of discontinued operations (Note 12)	34	33
Total current liabilities	2,520	2,249
Long-term Debt, Net	5,860	6,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,964	3,923
Accumulated deferred investment tax credits	65	64
Regulatory liabilities	1,897	1,850
Asset retirement obligations	500	396
Pension and other postretirement benefits	708	705
Other deferred credits and liabilities	524	514
Total deferred credits and other liabilities	7,658	7,452
Commitments and Contingencies (Notes 2, 9, 10 and 12)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,600	5,617
Retained earnings	1,111	1,103
Accumulated other comprehensive loss	(9)	(9)
Total Ameren Corporation stockholders’ equity	6,704	6,713
Noncontrolling Interests	142	142
Total equity	6,846	6,855
TOTAL LIABILITIES AND EQUITY	$22,884	$22,676
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$110	$98
Loss from discontinued operations, net of taxes	—	1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	176
Amortization of nuclear fuel	23	24
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	59	84
Allowance for equity funds used during construction	(5)	(7)
Stock-based compensation costs	8	9
Other	(11)	(1)
Changes in assets and liabilities:
Receivables	(48)	(86)
Materials and supplies	75	102
Accounts and wages payable	(215)	(183)
Taxes accrued	33	18
Regulatory assets and liabilities	62	(40)
Assets, other	14	10
Liabilities, other	(33)	(11)
Pension and other postretirement benefits	27	30
Counterparty collateral, net	(2)	10
Net cash provided by operating activities – continuing operations	297	239
Net cash provided by operating activities – discontinued operations	1	—
Net cash provided by operating activities	298	239
Cash Flows From Investing Activities:
Capital expenditures	(417)	(442)
Nuclear fuel expenditures	(17)	(10)
Purchases of securities – nuclear decommissioning trust fund	(84)	(186)
Sales and maturities of securities – nuclear decommissioning trust fund	79	182
Proceeds from note receivable – Marketing Company	5	56
Contributions to note receivable – Marketing Company	(5)	(65)
Net cash used in investing activities – continuing operations	(439)	(465)
Net cash provided by investing activities – discontinued operations	—	152
Net cash used in investing activities	(439)	(313)
Cash Flows From Financing Activities:
Dividends on common stock	(99)	(97)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	241	332
Redemptions of long-term debt	—	(163)
Other	2	—
Net cash provided by financing activities – continuing operations	142	70
Net cash used in financing activities – discontinued operations	—	—
Net cash provided by financing activities	142	70
Net change in cash and cash equivalents	1	(4)
Cash and cash equivalents at beginning of year	5	30
Cash and cash equivalents at end of period	$6	$26
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Electric	$742	$749
Gas	58	68
Total operating revenues	800	817
Operating Expenses:
Fuel	206	204
Purchased power	39	35
Gas purchased for resale	31	40
Other operations and maintenance	211	225
Depreciation and amortization	118	116
Taxes other than income taxes	80	78
Total operating expenses	685	698
Operating Income	115	119
Other Income and Expense:
Miscellaneous income	11	14
Miscellaneous expense	3	4
Total other income	8	10
Interest Charges	55	52
Income Before Income Taxes	68	77
Income Taxes	26	29
Net Income	42	48
Other Comprehensive Income	—	—
Comprehensive Income	$42	$48

Net Income	$42	$48
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$41	$47
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $8, respectively)	202	190
Accounts receivable – affiliates	3	65
Unbilled revenue	120	146
Miscellaneous accounts and notes receivable	42	35
Materials and supplies	361	347
Current regulatory assets	158	163
Other current assets	77	92
Total current assets	964	1,039
Property and Plant, Net	10,959	10,867
Investments and Other Assets:
Nuclear decommissioning trust fund	558	549
Regulatory assets	687	695
Other assets	387	391
Total investments and other assets	1,632	1,635
TOTAL ASSETS	$13,555	$13,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$380	$120
Borrowings from money pool	61	—
Short-term debt	140	97
Accounts and wages payable	182	405
Accounts payable – affiliates	59	56
Taxes accrued	69	32
Interest accrued	51	58
Current regulatory liabilities	32	18
Other current liabilities	114	117
Total current liabilities	1,088	903
Long-term Debt, Net	3,619	3,879
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,821	2,806
Accumulated deferred investment tax credits	62	61
Regulatory liabilities	1,169	1,147
Asset retirement obligations	493	389
Pension and other postretirement benefits	277	274
Other deferred credits and liabilities	32	30
Total deferred credits and other liabilities	4,854	4,707
Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,784	1,569
Preferred stock	80	80
Retained earnings	1,619	1,892
Total stockholders’ equity	3,994	4,052
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,555	$13,541
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$42	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	112
Amortization of nuclear fuel	23	24
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	21	30
Allowance for equity funds used during construction	(4)	(7)
Changes in assets and liabilities:
Receivables	60	2
Materials and supplies	(14)	14
Accounts and wages payable	(171)	(153)
Taxes accrued	40	30
Regulatory assets and liabilities	27	(28)
Assets, other	3	5
Liabilities, other	(5)	2
Pension and other postretirement benefits	12	15
Net cash provided by operating activities	157	96
Cash Flows From Investing Activities:
Capital expenditures	(145)	(188)
Nuclear fuel expenditures	(17)	(10)
Purchases of securities – nuclear decommissioning trust fund	(84)	(186)
Sales and maturities of securities – nuclear decommissioning trust fund	79	182
Other	(2)	(2)
Net cash used in investing activities	(169)	(204)
Cash Flows From Financing Activities:
Dividends on common stock	(315)	(77)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	43	290
Money pool borrowings, net	61	(105)
Capital contribution from parent	224	—
Net cash provided by financing activities	12	107
Net change in cash and cash equivalents	—	(1)
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$1	$—
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Electric	$390	$353
Gas	355	421
Total operating revenues	745	774
Operating Expenses:
Purchased power	102	81
Gas purchased for resale	205	264
Other operations and maintenance	202	200
Depreciation and amortization	73	63
Taxes other than income taxes	43	46
Total operating expenses	625	654
Operating Income	120	120
Other Income and Expense:
Miscellaneous income	7	3
Miscellaneous expense	5	4
Total other income (expense)	2	(1)
Interest Charges	33	30
Income Before Income Taxes	89	89
Income Taxes	35	35
Net Income	54	54
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1) and $(1), respectively	(1)	(1)
Comprehensive Income	$53	$53

Net Income	$54	$54
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$53	$53
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1
Advances to money pool	33	—
Accounts receivable – trade (less allowance for doubtful accounts of $15 and $13, respectively)	304	212
Accounts receivable – affiliates	5	22
Unbilled revenue	92	119
Miscellaneous accounts receivable	12	9
Materials and supplies	88	177
Current regulatory assets	105	129
Current accumulated deferred income taxes, net	159	160
Other current assets	13	15
Total current assets	811	844
Property and Plant, Net	6,272	6,165
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	883	883
Other assets	79	78
Total investments and other assets	1,373	1,372
TOTAL ASSETS	$8,456	$8,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$32
Borrowings from money pool	—	15
Accounts and wages payable	193	207
Accounts payable – affiliates	49	50
Taxes accrued	41	17
Interest accrued	43	24
Customer deposits	76	77
Mark-to-market derivative liabilities	43	42
Current environmental remediation	46	52
Current regulatory liabilities	69	84
Other current liabilities	100	100
Total current liabilities	660	700
Long-term Debt, Net	2,241	2,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,421	1,408
Regulatory liabilities	727	703
Pension and other postretirement benefits	278	277
Environmental remediation	200	199
Other deferred credits and liabilities	216	192
Total deferred credits and other liabilities	2,842	2,779
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,980	1,980
Preferred stock	62	62
Retained earnings	664	611
Accumulated other comprehensive income	7	8
Total stockholders’ equity	2,713	2,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,456	$8,381

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$54	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	62
Amortization of debt issuance costs and premium/discounts	4	3
Deferred income taxes and investment tax credits, net	13	36
Other	(3)	(2)
Changes in assets and liabilities:
Receivables	(41)	(94)
Materials and supplies	89	88
Accounts and wages payable	(11)	14
Taxes accrued	24	(1)
Regulatory assets and liabilities	33	(11)
Assets, other	6	5
Liabilities, other	4	16
Pension and other postretirement benefits	11	10
Counterparty collateral, net	(1)	12
Net cash provided by operating activities	254	192
Cash Flows From Investing Activities:
Capital expenditures	(174)	(215)
Money pool advances, net	(33)	—
Other	—	1
Net cash used in investing activities	(207)	(214)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(32)	—
Money pool borrowings, net	(15)	186
Redemptions of long-term debt	—	(163)
Net cash provided by (used in) financing activities	(48)	22
Net change in cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$—	$1
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015
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
Ameren has various other subsidiaries that conduct activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing reliability projects within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
The operating results, assets, and liabilities of the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers have been presented separately as discontinued operations for all periods presented in this report. Unless otherwise stated, these notes to Ameren’s financial statements exclude discontinued operations for all periods presented. See Note 12 - Divestiture Transactions and Discontinued Operations in this report for additional information regarding the discontinued operations presentation and Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information regarding Ameren’s divestiture of New AER in December 2013.

The financial statements of Ameren are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2015:

	Ameren Missouri	Ameren Illinois(a)	Ameren
Balance at December 31, 2014	$389	$7	$396
Accretion in 2015(b)	5	(c)	5
Change in estimates(d)	99	(c)	99
Balance at March 31, 2015	$493	$7	$500

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Accretion expense was recorded as an increase to regulatory assets at Ameren Missouri and Ameren Illinois.

(c)	Less than $1 million.

(d)
The ARO increase also resulted in a corresponding increase recorded to “Property and Plant, Net.” Ameren Missouri’s estimates related to its Callaway energy center decommissioning costs changed to reflect increased costs from the 2015 cost study and funding analysis, extension of the estimated operating life until 2044, and a reduction in the discount rate assumption. See Note 10 - Callaway Energy Center for additional information.

In addition, during the second quarter of 2015, Ameren and Ameren Missouri each expect to record an increase to their ARO related to retirement costs for CCR storage facilities of between $90 million and $120 million, with a corresponding increase to “Property and Plant, Net.” This increase is a result of the EPA’s new regulations for the management and disposal of CCR, which were published in April 2015. See Note 9 - Commitments and Contingencies in this report for additional information.

Stock-based Compensation
A summary of nonvested performance share units at March 31, 2015, and changes during the three months ended March 31, 2015, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Number of Performance Share Units	Weighted-average Fair Value Per Performance Share Unit
Nonvested at January 1, 2015	1,162,377	$35.35
Granted(a)	566,332	52.88
Forfeitures	(1,944)	34.75
Vested(b)	(68,411)	47.88
Nonvested at March 31, 2015	1,658,354	$40.82

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees in 2015 under the 2014 Incentive Plan.

(b)
Performance share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each performance share unit awarded in 2015 under the 2014 Incentive Plan was determined to be $52.88, which was based on Ameren’s closing common share price of $46.13 at December 31, 2014, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total stockholder return for a three-year performance period relative to the designated peer group beginning January 1, 2015. The simulations can produce a greater fair value for the performance share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.10%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three months ended March 31, 2015 and 2014:

	Three Months
	2015	2014
Ameren Missouri	$34	$34
Ameren Illinois	23	26
Ameren	$57	$60

Uncertain Tax Positions
The following table presents the total amount of reserves for unrecognized tax benefits (detriments) related to uncertain tax positions as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
Ameren	$53	$54
Ameren Missouri	(1)	—
Ameren Illinois	(1)	(1)
The following table presents the amount of reserves for unrecognized tax benefits, included in the table above, related to uncertain tax positions that, if recognized, would impact results of operations as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
Ameren	$52	$52
Ameren Missouri	(1)	—
Ameren Illinois	(1)	(1)
In March 2015, a settlement was reached with the IRS for tax year 2012. Since there were no uncertain tax positions related to the 2012 tax year as of December 31, 2014, this settlement did not impact the amount of recorded unrecognized tax benefits.
Ameren’s federal income tax return for the tax year 2013 is currently under examination by the IRS. It is reasonably possible that a settlement will be reached with the IRS in the next 12 months, which will result in a reduction of Ameren’s unrecognized tax benefits of $53 million related to discontinued operations.
In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of our unrecognized tax benefits to fluctuate. However, other than as described above, we do not believe any such fluctuations would be material to our results of operations, financial position, or liquidity.
State income tax returns are generally subject to examination for a period of three years after filing. We do not currently have material state income tax issues under examination, administrative appeal, or litigation. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2015 and 2014. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share.
Accounting and Reporting Developments
Below is a summary of recently adopted or issued authoritative accounting guidance relevant to the Ameren Companies.
Presentation of Debt Issuance Costs
In April 2015, FASB issued authoritative accounting guidance to simplify the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a reduction to the associated debt liability. Currently, debt issuance costs are presented as a component of “Other assets” on the Ameren Companies’ balance sheets. The guidance will be effective for the Ameren Companies in the first quarter of 2016 and applied retrospectively. The guidance will not affect the Ameren Companies' results of operations, financial position, or liquidity, as this guidance is presentation-related only.
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
Missouri
2015 Electric Rate Order
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, including $109 million related to the increase in net energy costs above the net energy costs included in base rates previously authorized by the MoPSC. The remaining increase of $13 million approved by the order was for non-energy costs. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order will become effective on May 30, 2015.
The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude substantially all transmission charges and revenues. In addition, the order did not approve the continued use of the regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. The order did approve the continued use of the regulatory tracking mechanisms for pension and postretirement benefits, renewable energy standard cost, solar rebates, and uncertain tax positions that the MoPSC authorized in earlier electric rate orders.
In addition, the order approved a reduction to Noranda’s electric rates with an offsetting increase in electric rates for Ameren Missouri’s other customers. The rate shift will be revenue neutral to Ameren Missouri. Ameren Missouri supplies electricity to Noranda’s aluminum smelter in southeast Missouri under a 15-year agreement, which is subject to termination as early as May 31, 2020, and on each May 31 thereafter, upon at least five years notice by either party. Termination of the agreement by Ameren Missouri would require MoPSC approval.
Ameren Missouri will request a rehearing on several aspects of the MoPSC’s order, including the allowed return on common equity and the elimination of recovery of changes in transmission charges and revenues through the FAC. The MoOPC and the intervenor parties in this case may similarly seek rehearing or subsequently appeal any aspect of the order. Ameren Missouri cannot predict whether any such application for rehearing or appeal will be filed, or the outcome if so filed.
Accounting Authority Order
In November 2013, the MoPSC issued an accounting authority order that allowed Ameren Missouri to seek recovery of fixed costs totaling $36 million that were not previously recovered from Noranda as a result of the loss of load caused by a severe 2009 ice storm in a future electric rate case. In its April 2015 electric rate order, the MoPSC did not approve recovery of these fixed costs. Ameren Missouri had not recorded any revenue associated with this accounting authority order and will not record a charge to earnings based on the outcome of the MoPSC’s April 2015 electric rate order.
MEEIA Filing
In December 2014, Ameren Missouri filed an energy efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan that includes a portfolio of customer energy efficiency programs along with a cost recovery mechanism. If the plan is approved, beginning in January 2016, Ameren Missouri intends to invest $135 million over three years in the proposed customer energy efficiency programs. Ameren Missouri requested continued use of a MEEIA rider, which allows it to collect from or refund to customers any difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and net shared benefits. In addition, Ameren Missouri requested incentives to earn additional revenues by achieving certain customer energy efficiency goals, including $25 million if 100% of its customer energy efficiency goals are achieved during the three-year period. Ameren Missouri must achieve at least 70% of its customer energy efficiency goals before it earns any incentive award.
Illinois
IEIMA
Under the provisions of the IEIMA, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual costs.Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual costs incurred. As of March 31, 2015, Ameren Illinois had recorded regulatory assets of $8 million, $101 million, and $52 million, to reflect its expected 2015, 2014 and 2013 revenue requirement reconciliation adjustments, with interest, respectively. Ameren Illinois is collecting the 2013 revenue requirement reconciliation adjustment from customers during 2015.
In April 2015, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used for 2016 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $110 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2015.
In April 2015, the IEIMA’s formula rate framework was extended until the end of 2019, with further extensions possible through 2022.
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
A decision by the ICC in this proceeding is required by December 2015, with new rates expected to be effective in January 2016. Ameren Illinois cannot predict the level of any delivery service rate changes the ICC may approve, whether the

ICC will approve the decoupling rider, or whether any rate changes that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
2013 Natural Gas Delivery Service Rate Order
In December 2013, the ICC issued a rate order that approved an increase in Ameren Illinois’ revenues for natural gas delivery service based on a 9.1% return on common equity. The rate changes became effective January 1, 2014. In March 2014, Ameren Illinois filed with the Appellate Court of the Fourth District of Illinois an appeal of the allowed return on common equity included in the ICC's order. Ameren Illinois sought a 10.4% return on common equity in this rate case. A decision is expected in 2015.
2015 ICC Purchased Power Reconciliation
In January 2015, the ICC issued an order that approved Ameren Illinois' reconciliation of revenues collected under its purchased power rider mechanism and Ameren Illinois' related cumulative power usage cost. In the first quarter of 2015, based on the January 2015 order, both Ameren and Ameren Illinois recorded a $15 million increase to electric revenues for the recovery of this cumulative power usage cost from electric customers.
ATXI Transmission Project
In August 2014, ATXI made a filing with the ICC requesting a certificate of public convenience and necessity and project approval for the Spoon River project, a MISO-approved transmission line project located in northwest Illinois. A decision is expected from the ICC in 2015. A certificate of public convenience and necessity is required before ATXI can proceed with right-of-way acquisition.
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
Ameren Illinois submitted a refund report in November 2012, which concluded that no refund was warranted. Several wholesale customers filed a protest with the FERC regarding that conclusion. In June 2013, the FERC issued an order that rejected Ameren Illinois' November 2012 refund report and provided guidance as to the filing of a new refund report. In July 2013, Ameren Illinois filed a revised refund report based on the guidance provided in the June 2013 order, which also concluded that no refund was warranted. In June 2014, the FERC issued an order establishing settlement procedures and, if necessary, hearing procedures regarding Ameren Illinois’ July 2013 refund report.
In March 2015, Ameren Illinois reached a settlement agreement with the wholesale customers that resolves the issues in this proceeding. The settlement agreement requires FERC approval. Upon approval by the FERC, the settlement agreement will require Ameren Illinois to make refunds and payments of $8 million to transmission customers. It will also require Ameren Illinois to take other actions, such as reducing common equity for electric transmission ratemaking purposes on a prospective basis. There is no date by which the FERC must act with respect to the settlement agreement. Ameren Illinois estimates the maximum refund obligation through March 31, 2015, to be $23 million. Ameren Illinois’ March 31, 2015 and December 31, 2014 balance sheets included an $8 million and a $7 million current liability, respectively, for its estimate of the probable refund to transmission customers. If Ameren Illinois were to determine that a refund to its electric transmission customers in excess of the amount already recorded is probable, an additional charge to earnings would be recorded in the period in which that determination was made.
FERC Complaint Cases
Currently, the FERC-allowed base return on common equity for MISO transmission owners is 12.38%. In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 9.15%. The FERC scheduled the case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 8.67%.
In 2014, the FERC issued orders in a proceeding, in which the Ameren Companies were not involved, reducing the allowed base return on common equity for New England transmission owners from 11.14% to 10.57%, with rate incentives allowed up to 11.74%. The FERC order in the New England transmission owners’ case applied observable market data from October 2012 to March 2013 to determine the allowed base return on common equity. The evidence and the calculation used in the New England transmission owners’ case may guide the FERC’s decision in the MISO complaint cases discussed above. The FERC calculation will establish the allowed base return on common equity, which specifies a unique time period for each complaint case, and will require multiple inputs based on observable market data specific to the utility industry and broader macroeconomic data. In January 2015, the settlement judge for the initial MISO complaint case ordered that July 13, 2015, be the cut-off date for the observable market data to be used in the calculation of the allowed base return on common equity. Based on the information in these orders, Ameren and Ameren Illinois recorded current liabilities on their respective balance sheets as of March 31, 2015, and December 31, 2014, representing their estimate of the refunds from the refund effective date of November 12, 2013, through the respective balance sheet date. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' 2015 earnings by an estimated $4 million and $2 million, respectively, based on 2015 projected rate base. Ameren Missouri did not record a liability as of March 31, 2015, and does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.
Based on a November 2014 request, the FERC approved an incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO. The incentive adder became effective on January 6, 2015. The FERC also approved our request to defer collection of the incentive adder until the issuance of the final order addressing the initial MISO complaint case.
Ameren Missouri Power Purchase Agreement with Entergy
Beginning in 2005, the FERC issued a series of orders addressing a complaint filed in 2001 by the Louisiana Public Service Commission against Entergy and certain of its affiliates. The complaint alleged unjust and unreasonable cost allocations. As a result of the FERC orders, Entergy began billing Ameren Missouri in 2007 for additional charges under a 165-megawatt power purchase agreement, which expired August 31, 2009. In May 2012, the FERC issued an order stating that Entergy should not have included additional charges to Ameren Missouri under the power purchase agreement. Pursuant to the order, in June 2012, Entergy paid Ameren Missouri $31 million. In November 2013, Entergy filed an appeal of the FERC's May 2012 order with the United States Court of Appeals for the District of Columbia Circuit. In March 2015, the United States Court of Appeals for the District of Columbia Circuit upheld the FERC’s May 2012 order. Ameren Missouri believes the outstanding issues relating to its power purchase agreement with Entergy have been resolved and will not result in a charge to earnings.
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
Ameren Missouri estimates the total cost to obtain a COL for the Callaway site to be approximately $100 million. As of March 31, 2015, Ameren Missouri had capitalized investments of $69 million for the development of a new nuclear energy center. Ameren is currently evaluating all potential nuclear technologies in order to maintain an option for nuclear power in the future.

All of Ameren Missouri's capitalized investments for the development of a new nuclear energy center will remain capitalized while management pursues options to maximize the value of its investment. If efforts to license additional nuclear generation are abandoned, if the NRC does not extend the COL application suspended status, or if management concludes it is probable that the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination is made.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the three months ended March 31, 2015, but were used to support commercial paper issuances and to issue letters of credit. Based on letters of credit issued under the 2012 Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available under the 2012 Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at March 31, 2015, was $1.1 billion.
Commercial Paper
The following table presents commercial paper outstanding at Ameren (parent), Ameren Missouri, and Ameren Illinois as of March 31, 2015, and December 31, 2014.

	March 31, 2015	December 31, 2014
Ameren (parent)	$815	$585
Ameren Missouri	140	97
Ameren Illinois	—	32
Ameren Consolidated	$955	$714
The following table summarizes the commercial paper activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the three months ended March 31, 2015 and 2014. Ameren Illinois established a commercial paper program in May 2014.

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2015
Average daily commercial paper outstanding	$691	$151	$10	$852
Weighted-average interest rate	0.55%	0.49%	0.44%	0.53%
Peak commercial paper during period(a)	$815	$243	$39	$955
Peak interest rate	0.70%	0.60%	0.60%	0.70%
2014
Average daily commercial paper outstanding	$339	$200	$—	$539
Weighted-average interest rate	0.45%	0.45%	—%	0.45%
Peak commercial paper during period(a)	$452	$290	$—	$700
Peak interest rate	0.75%	0.70%	—%	0.75%

(a)
The timing of peak commercial paper issuances varies by company, and therefore the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

Indebtedness Provisions and Other Covenants
The information below is a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants within the 2012 Credit Agreements. See Note 4 - Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a detailed description of these provisions.
The 2012 Credit Agreements contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The 2012 Credit Agreements require each of Ameren,

Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of March 31, 2015, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2012 Credit Agreements, were 51%, 50%, and 46%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and, by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, under the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. However, the interest coverage requirement only applies at such times as

Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P. As of March 31, 2015, Ameren exceeded the rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement.
The 2012 Credit Agreements contain default provisions that apply separately to each borrower; provided, however, that a default of Ameren Missouri or Ameren Illinois under the applicable 2012 Credit Agreement will also be deemed to constitute a default of Ameren under such agreement. Defaults include a cross-default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $75 million in the aggregate (including under the other 2012 Credit Agreement). However, under the default provisions of the 2012 Credit Agreements, any default of Ameren under any 2012 Credit Agreement that results solely from a default of Ameren Missouri or Ameren Illinois thereunder does not result in a cross-default of Ameren under the other 2012 Credit Agreement. Further, the 2012 Credit Agreement default provisions provide that an Ameren default under any of the 2012 Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of their credit agreements at March 31, 2015.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren may participate in the utility money pool only as a lender. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2015 and 2014, was 0.08% and 0.39%, respectively.
See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2015 and 2014.

NOTE 4 - LONG-TERM DEBT AND EQUITY
Ameren Missouri
In March 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent).
In April 2015, Ameren Missouri issued $250 million of 3.65% senior secured notes due April 15, 2045, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2015. Ameren Missouri received proceeds of $247 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $114 million of its 4.75% senior secured notes that matured on April 1, 2015.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable as of March 31, 2015, at an assumed annual interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.6	$3,386		≥2.5	113.4	$2,530
Ameren Illinois	≥2.0	6.6	3,423	(d)	≥1.5	2.8	203	(e)

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

(d)
Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture. The amount of bonds issuable by Ameren Illinois is also subject to the lien restrictions contained in the 2012 Illinois Credit Agreement.

(e)	Preferred stock issuable is restricted by the amount of preferred stock that is currently authorized by Ameren Illinois’ articles of incorporation.
Ameren Missouri and Ameren Illinois and certain other Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of March 31, 2015, Ameren Illinois had 54% of equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At March 31, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.

NOTE 5 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three months ended March 31, 2015 and 2014:

	Three Months
	2015	2014
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$5	$7
Interest income on industrial development revenue bonds	7	7
Interest income	4	2
Other	3	2
Total miscellaneous income	$19	$18
Miscellaneous expense:
Donations	$8	$5
Other	3	4
Total miscellaneous expense	$11	$9
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$4	$7
Interest income on industrial development revenue bonds	7	7
Total miscellaneous income	$11	$14
Miscellaneous expense:
Donations	$2	$2
Other	1	2
Total miscellaneous expense	$3	$4
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$—
Interest income	4	2
Other	2	1
Total miscellaneous income	$7	$3
Miscellaneous expense:
Donations	$3	$3
Other	2	1
Total miscellaneous expense	$5	$4

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2015, and December 31, 2014. As of March 31, 2015, these contracts ran through October 2017, October 2019, May 2032, and October 2016 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2015			2014
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	40	(b)	40	50	(b)	50
Natural gas (in mmbtu)	29	121	150	28	108	136
Power (in megawatthours)	1	10	11	1	11	12
Uranium (pounds in thousands)	349	(b)	349	332	(b)	332

(a)	Fuel oils consist of heating oil and ultra-low-sulfur diesel.

(b)	Not applicable.
Authoritative accounting guidance regarding derivative instruments requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 7 - Fair Value Measurements for discussion of our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2015, and December 31, 2014, all contracts that qualify for hedge accounting received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2015, and December 31, 2014:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel oils	Other current assets	$1	$—	$1
Natural gas	Other current assets	—	1	1
Power	Other current assets	7	—	7
	Total assets	$8	$1	$9
Fuel oils	Other current liabilities	$21	$—	$21
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(a)	32	(a)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	1	—	12
	Other deferred credits and liabilities	—	153	153
Uranium	Other current liabilities	1	—	1
	Total liabilities	$44	$214	$258
2014
Fuel oils	Other current assets	$2	$—	$2
Natural gas	Other current assets	1	1	2
Power	Other current assets	15	—	15
	Total assets	$18	$1	$19
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(a)	31	(a)
	Other current liabilities	6	—	37
	Other deferred credits and liabilities	6	13	19
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	—	131	131
Uranium	Other current liabilities	2	—	2
	Total liabilities	$46	$186	$232

(a)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred in regulatory assets or regulatory liabilities as of March 31, 2015, and December 31, 2014:

	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel oils derivative contracts(a)	$(27)	$—	$(27)
Natural gas derivative contracts(b)	(14)	(49)	(63)
Power derivative contracts(c)	6	(164)	(158)
Uranium derivative contracts(d)	(1)	—	(1)
2014
Fuel oils derivative contracts	$(29)	$—	$(29)
Natural gas derivative contracts	(11)	(43)	(54)
Power derivative contracts	12	(142)	(130)
Uranium derivative contracts	(2)	—	(2)

(a)
Represents net losses associated with fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s rail transportation surcharges for coal through December 2017. Current losses deferred as regulatory assets include $20 million at Ameren and Ameren Missouri.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2019 at Ameren and Ameren Missouri and through October 2018 at Ameren Illinois. Current gains deferred as regulatory liabilities include $1 million at Ameren and Ameren Illinois, respectively. Current losses deferred as regulatory assets include $38 million, $6 million, and $32 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2016 at Ameren Missouri. Current gains deferred as regulatory liabilities include $7 million at Ameren and Ameren Missouri. Current losses deferred as regulatory assets include $12 million, $1 million, and $11 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through December 2016. Current losses deferred as regulatory assets include $1 million at Ameren and Ameren Missouri.

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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2015, and December 31, 2014:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2015
Assets:
Ameren Missouri	$8	$4	$—	$4
Ameren Illinois	1	—	—	1
Ameren	$9	$4	$—	$5
Liabilities:
Ameren Missouri	$44	$4	$4	$36
Ameren Illinois	214	—	2	212
Ameren	$258	$4	$6	$248
2014
Assets:
Ameren Missouri	$18	$5	$—	$13
Ameren Illinois	1	—	—	1
Ameren	$19	$5	$—	$14
Liabilities:
Ameren Missouri	$46	$5	$5	$36
Ameren Illinois	186	—	—	186
Ameren	$232	$5	$5	$222

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. As of March 31, 2015, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposure was $6 million, $5 million, and $1 million, respectively. The potential loss on counterparty exposures is reduced by the application of master netting arrangements and collateral held, to the extent of reducing the exposure to zero. As of March 31, 2015, the potential loss after consideration of the application of master netting arrangements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $5 million, $5 million, and $- million, respectively.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master netting arrangements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on March 31, 2015, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2015
Ameren Missouri	$87	$6	$83
Ameren Illinois	80	2	74
Ameren	$167	$8	$157

(a)	Prior to consideration of master netting arrangements and including NPNS and other accrual contract exposures.

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
All financial assets and liabilities carried at fair value are classified and disclosed in one of three hierarchy levels. See Note 8 - Fair Value Measurements under Part II, Item 8, of the Form 10-K for information related to hierarchy levels. We perform an analysis each quarter to determine the appropriate hierarchy level of the assets and liabilities subject to fair value measurements. Financial assets and liabilities are classified in their entirety according to the lowest level of input that is significant to the fair value measurement. All assets and liabilities whose fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$1	$(7)	Option model	Volatilities(%)(b)	33 - 80	42
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Natural gas	1	(1)	Option model	Volatilities(%)(e)	6 - 39	33
					Nodal basis($/mmbtu)(e)	(0.40) - (0.20)	(0.30)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.40) - (0.10)	(0.30)
					Counterparty credit risk(%)(b)(c)	0.31 - 12.07	2.47
					Ameren Missouri and Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
	Power(f)	5	(165)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(g)	22 - 46	32
					Estimated auction price for FTRs($/MW)(e)	(597) - 1,922	153
					Nodal basis($/MWh)(e)	(11) - 0	(3)
					Counterparty credit risk(%)(b)(c)	0.29 - 10.98	5.84
					Ameren Missouri and Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 5	4
					Escalation rate(%)(e)(h)	1	(d)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6
	Uranium	—	(1)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	40 - 43	40
Ameren Missouri	Fuel oils	$1	$(7)	Option model	Volatilities(%)(b)	33 - 80	42
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Natural gas	—	(1)	Option model	Volatilities(%)(e)	6 - 39	33
					Nodal basis($/mmbtu)(e)	(0.40) - (0.20)	(0.30)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.10)	(d)
					Counterparty credit risk(%)(b)(c)	0.54 - 12.07	5
					Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Power(f)	5	(1)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(b)	24 - 46	36
					Estimated auction price for FTRs($/MW)(e)	(597) - 1,922	153
					Nodal basis($/MWh)(b)	(11) - (4)	(8)
					Counterparty credit risk(%)(b)(c)	0.29 - 10.98	5.84
	Uranium	—	(1)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	40 - 43	40
Ameren Illinois	Natural gas	$1	$—	Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.40) - (0.10)	(0.30)
					Counterparty credit risk(%)(b)(c)	0.31 - 2.28	1.28
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
	Power(f)	—	(164)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(e)	22 - 38	31
					Nodal basis($/MWh)(e)	(6) - 0	(3)
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 5	4
					Escalation rate(%)(e)(h)	1	(d)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

(h)	Escalation rate applies to power prices 2026 and beyond.
The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2014:

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first quarter of 2015 or 2014. At March 31, 2015, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2014, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	—	—	1	1
	Power	—	2	5	7
	Total derivative assets - commodity contracts	$—	$2	$7	$9
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	368	—	—	368
	Debt securities:
	Corporate bonds	—	65	—	65
	U.S. treasury and agency securities	—	101	—	101
	Other	—	20	—	20
	Total nuclear decommissioning trust fund	$370	$186	$—	$556	(b)
	Total Ameren	$370	$188	$7	$565
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$—	$—	$1	$1
	Power	—	2	5	7
	Total derivative assets - commodity contracts	$—	$2	$6	$8
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	368	—	—	368
	Debt securities:
	Corporate bonds	—	65	—	65
	U.S. treasury and agency securities	—	101	—	101
	Other	—	20	—	20
	Total nuclear decommissioning trust fund	$370	$186	$—	$556	(b)
	Total Ameren Missouri	$370	$188	$6	$564
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$—	$1	$1
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$21	$—	$7	$28
	Natural gas	—	63	1	64
	Power	—	—	165	165
	Uranium	—	—	1	1
	Total Ameren	$21	$63	$174	$258
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$21	$—	$7	$28
	Natural gas	—	13	1	14
	Power	—	—	1	1
	Uranium	—	—	1	1
	Total Ameren Missouri	$21	$13	$10	$44
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$50	$—	$50
	Power	—	—	164	164
	Total Ameren Illinois	$—	$50	$164	$214

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	1	2
	Power	—	4	11	15
	Total derivative assets - commodity contracts	$—	$5	$14	$19
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	Corporate bonds	—	63	—	63
	U.S. treasury and agency securities	—	102	—	102
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren	$365	$187	$14	$566
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	—	1
	Power	—	4	11	15
	Total derivative assets - commodity contracts	$—	$5	$13	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	Corporate bonds	—	63	—	63
	U.S. treasury and agency securities	—	102	—	102
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren Missouri	$365	$187	$13	$565
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$—	$1	$1
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$21	$—	$8	$29
	Natural gas	1	53	2	56
	Power	—	1	144	145
	Uranium	—	—	2	2
	Total Ameren	$22	$54	$156	$232
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$21	$—	$8	$29
	Natural gas	1	10	1	12
	Power	—	1	2	3
	Uranium	—	—	2	2
	Total Ameren Missouri	$22	$11	$13	$46
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$43	$1	$44
	Power	—	—	142	142
	Total Ameren Illinois	$—	$43	$143	$186

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2015	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		(a)	(1)
Settlements	1		(a)	1
Ending balance at March 31, 2015	$(6)	$	(a)	$(6)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2015	$(3)	$	(a)	$(3)
Natural gas:
Beginning balance at January 1, 2015	$(1)		$—	$(1)
Purchases	—		1	1
Ending balance at March 31, 2015	$(1)		$1	$—
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2015	$—		$—	$—
Power:
Beginning balance at January 1, 2015	$9		$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(25)	(27)
Settlements	(3)		3	—
Ending balance at March 31, 2015	$4		$(164)	$(160)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2015	$—		$(24)	$(24)
Uranium:
Beginning balance at January 1, 2015	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	1		(a)	1
Ending balance at March 31, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2015	$1	$	(a)	$1

(a)	Not applicable.

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

Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3, because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 2 and Level 3 for power derivatives were primarily caused by changes in availability of similar financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 related to derivative commodity contracts, with the exception of $1 million of transfers out of Level 3 into Level 2 related to power contracts at Ameren and Ameren Missouri for the three months ended March 31, 2014.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at March 31, 2015, and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$6,240	$7,127	$6,240	$7,135
Preferred stock	142	123	142	122
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,999	$4,574	$3,999	$4,518
Preferred stock	80	74	80	73
Ameren Illinois:
Long-term debt	$2,241	$2,553	$2,241	$2,517
Preferred stock	62	49	62	49

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.

NOTE 8 - RELATED PARTY TRANSACTIONS
Ameren (parent) and its subsidiaries have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, services received or rendered, and borrowings and lendings.
Transactions between affiliates are reported as intercompany transactions on their respective financial statements but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K and the money pool arrangements discussed in Note 3 - Short-term Debt and Liquidity of this report.
Electric Power Supply Agreements
In April 2015, Ameren Illinois used an RFP process, administered by the IPA, to procure energy products from June 1, 2015, through May 31, 2018. Ameren Missouri was among the winning suppliers in the energy product RFP process. As a result, in 2015, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 667,000 megawatthours at an average price of $36 per megawatthour during the period of June 1, 2015, through June 30, 2017.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three months ended March 31, 2015 and 2014.

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2015		$1	$	(a)
agreements with Ameren Illinois		2014		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		6		1
rent and facility services		2014		5		(b)
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		(b)		(b)
miscellaneous support services		2014		(b)		(b)
Total Operating Revenues		2015		$7		$1
		2014		5		(b)
Ameren Illinois power supply	Purchased Power	2015	$	(a)		$1
agreements with Ameren Missouri		2014		(a)		(b)
Ameren Illinois transmission	Purchased Power	2015		(a)		1
services with ATXI		2014		(a)		1
Total Purchased Power		2015	$	(a)		$2
		2014		(a)		1
Ameren Services support services	Other Operations and Maintenance	2015		$34		$29
agreement		2014		33		27
Total Other Operations and		2015		$34		$29
Maintenance Expenses		2014		33		27
Money pool borrowings (advances)	Interest Charges/ Miscellaneous	2015	$	(b)	$	(b)
	Income	2014		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at March 31, 2015. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2015.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	13,241	(a)	128	(b)
	$13,616	(c)	$128
Property damage:
NEIL	$2,750	(d)	$26	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$3,250		$26
Replacement power:
NEIL	$490	(g)	$9	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

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

(d)
NEIL provides $2.25 billion in property damage, decontamination, and premature decommissioning insurance for both radiation and nonradiation events. An additional $500 million is provided for radiation events only for a total of $2.75 billion.

(e)	All NEIL insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.

(f)
European Mutual Association for Nuclear Insurance provides $500 million in excess of the $2.75 billion and $2.25 billion property coverage for radiation and nonradiation events, respectively, provided by NEIL.

(g)
Provides replacement power cost insurance in the event of a prolonged accidental outage. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first twelve weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Nonradiation events are sub-limited to $328 million.

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
Losses resulting from terrorist attacks on nuclear facilities are covered under NEIL’s policies, subject to an industrywide aggregate policy limit of $3.24 billion within a 12-month period, or $1.83 billion for events not involving radiation contamination.
If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by, insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. For a complete listing of our obligations and commitments, see Note 15 - Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
At March 31, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, customer energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $5,326 million, $3,577 million, and $1,702 million, respectively.
In April 2015, Ameren Illinois used an RFP process, administered by the IPA, to procure energy products from June 1, 2015, through May 31, 2018. Ameren Illinois contracted to purchase approximately 5,526,000 megawatthours of energy products for $185 million during this period.
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
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules proposed or promulgated include the regulation of CO2 emissions from existing power plants through the proposed Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management of CCR and CCR landfills and impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. Certain of these new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of the future regulations are unknown, the combined effects of the new and proposed environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with particulate matter, ozone, and emissions from power plants such as SO2, NOx. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag.
As of March 31, 2015, Ameren and Ameren Missouri estimate capital expenditure investments of $350 million to $400 million through 2019 to comply with existing environmental regulations. Considerable uncertainty remains in this estimate. The actual amount of capital investments required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things. This estimate does not include the impacts of the proposed Clean Power Plan’s reduction in emissions of CO2, but does include our preliminary estimate of the capital expenditures required for the CCR regulations that were published in April 2015, both of which are discussed below.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren Missouri has two scrubbers at its Sioux energy center, which are used to reduce SO2 emissions and other pollutants. Ameren Missouri's compliance plan assumes the installation of additional controls, including mercury control technology at multiple energy centers within its coal-fired fleet through 2019. However, Ameren Missouri continues to evaluate its operations and options to determine how to comply with the CSAPR, the MATS, and other recently finalized or proposed EPA regulations. Ameren Missouri may be required to install additional pollution controls within the next six to 10 years. As the Clean Power Plan is still subject to revision by the EPA and implementation by the states, Ameren Missouri has not finalized a compliance plan for the proposed rule.
The following sections describe the more significant new or proposed environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Both federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The CSAPR became effective on January 1, 2015, for SO2 and annual NOx reductions, and on May 1, 2015, for ozone season NOx reductions. There will be further emission reduction requirements in 2017 and potentially more in subsequent years. Ameren Missouri expects to have sufficiently reduced emissions and have sufficient allowances to avoid making external purchases to comply with CSAPR for 2015. To achieve compliance with CSAPR, Ameren Missouri operates two scrubbers at its Sioux energy center and burns ultra-low sulfur coal. Ameren Missouri does not expect to make additional capital investments to comply with the current CSAPR requirements. However, Ameren Missouri expects to incur additional operations and maintenance costs to lower its emissions at one or more of its energy centers for compliance with the CSAPR in future years. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2011, the EPA issued the MATS under the Clean Air Act, which requires reductions in emissions of mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride. The United States Supreme Court is considering challenges to the MATS, with a decision expected in June 2015. The MATS do not require a specific control technology to achieve the emission reductions. The MATS apply to each unit at a coal-fired power plant. However, in certain cases, compliance can be achieved by averaging emissions from similar units at the same power plant. Compliance was required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers were granted extensions and expect to comply with the MATS by April 2016. Ameren Missouri expects to make additional capital investments at its Labadie and Meramec energy centers to comply with the MATS. These capital expenditure investments are included in Ameren's and Ameren Missouri's estimate above. In addition, Ameren Missouri is incurring additional operations and maintenance costs to lower its emissions at its energy centers in compliance with the MATS. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2014, the EPA published its proposal to strengthen the 2008 national ambient air quality standard for ozone. A final standard is expected in October 2015, after which states that do not meet the standard must develop and implement plans to achieve compliance. Ameren Missouri is currently evaluating the proposed standard and the possible effects on its operations.
Greenhouse Gas Regulation
Greenhouse gas emissions from stationary sources, such as power plants, are subject to regulation under the Clean Air Act. As a result, Ameren Missouri is required to consider the emissions of greenhouse gases in any air permit application.
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
If the proposed Clean Power Plan were to be implemented in its current form, Ameren Missouri may need to incur new or accelerated capital expenditures and increased fuel costs in order to achieve compliance. As proposed, the Clean Power Plan would require states, including Missouri and Illinois, to submit compliance plans as early as 2016. Compliance plans might require Ameren Missouri to construct natural gas-fired combined cycle generation and renewable generation, at a currently estimated cost of approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, Missouri’s implementation of the proposed rules, if adopted, could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs or impairment of assets. Ameren Missouri expects substantially all of these increased costs, which could begin in 2017, to be recoverable, subject to MoPSC prudence review, through substantially higher electric rates charged to its customers.
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. These compliance costs could be prohibitive at some of Ameren Missouri’s energy centers, which could result in the impairment of long-lived assets if costs are not recovered through rates. Mandatory limits on the emission of greenhouse gases could increase costs for Ameren Missouri’s customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny recovery in rates of these compliance costs. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase; however, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings might benefit from increased investment to comply with greenhouse gas limitations to the extent that the investments are reflected and recovered timely in rates charged to customers.

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
Clean Water Act
In August 2014, the EPA published the final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing the mortality of aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Implementation of this rule will be administered through each power plant’s water discharge permitting process. All coal-fired and nuclear energy centers at Ameren Missouri are subject to this rule. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered timely in electric rates charged to its customers.
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
Ash Management
In December 2014, the EPA issued regulations regarding the management and disposal of CCR, which will affect future CCR disposal and handling costs at Ameren Missouri's energy centers. The final CCR regulations were published in April 2015. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The regulations also established criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. They require groundwater monitoring and closure of impoundments if the groundwater standards are not achieved. Ameren Missouri is currently evaluating the regulations to determine their impact on current management of CCR and the costs associated with compliance. Ameren Missouri also expects to record an increase to its ARO associated with CCR storage facilities as a result of the new regulations. See Note 1 - Summary of Significant Accounting Policies in this report for additional information. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan. Ameren Missouri expects certain of its ash ponds could be closed within the next five years.
The new regulations do not apply to inactive ash ponds at plants no longer in operation, such as Ameren’s Meredosia and Hutsonville energy centers.
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
As of March 31, 2015, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts at most of these sites by 2018. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently incurred. Costs are subject to annual review by the ICC. As of March 31, 2015, Ameren Illinois estimated the obligation related to these former MGP sites at $245 million to $314 million. Ameren and Ameren Illinois recorded a liability of $245 million to represent their estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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

Ameren Illinois formerly used an off-site landfill, which Ameren Illinois did not own, in connection with the operation of a previously-owned energy center. Ameren Illinois could be required to perform certain maintenance activities at that landfill, which is now closed. As of March 31, 2015, Ameren Illinois estimated the obligation related to the landfill at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of March 31, 2015, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to a former coal tar distillery operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, which is located in St. Louis, Missouri, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, have completed site investigation activities and have submitted their findings to the EPA. As of March 31, 2015, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of March 31, 2015, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of March 31, 2015, Ameren Missouri estimated the obligation related to the cleanup at $2.3 million to $4.5 million. Ameren Missouri recorded a liability of $2.3 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.

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
Pumped-storage Hydroelectric Facility Breach
In December 2005, there was a breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. The breach resulted in significant flooding in the local area, which damaged a state park. Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles.
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
As of March 31, 2015, Ameren Missouri had an insurance receivable balance of $41 million. The insurance claim was $53 million as of March 31, 2015. Ameren Missouri expects to collect this receivable from the remaining insurance company in the pending litigation described above. This receivable is included in “Other assets” on Ameren’s and Ameren Missouri’s balance sheets as of March 31, 2015. Ameren's and Ameren Missouri's results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri's remaining insurance receivable balance is not collected.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our present or former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with 77 as the average number of parties as of March 31, 2015. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of March 31, 2015:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	42	53	65

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.

As of March 31, 2015, Ameren, Ameren Missouri, and Ameren Illinois had liabilities of $12 million, $5 million, and $7 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At March 31, 2015, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from customers within IP’s historical service territory.
NOTE 10 - CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other utilities that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE annually to review the nuclear waste fee against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the federal government. The government, represented by the DOE, is responsible for implementing these provisions of the NWPA. Consistent with the NWPA and its standard contract, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee is currently suspended.
Although both the NWPA and the standard contract stated that the federal government would begin to dispose of spent nuclear fuel by 1998, the federal government is not meeting its disposal obligation. Ameren Missouri has sufficient installed capacity at the Callaway energy center to store its spent nuclear fuel generated through 2020, and it has the capability to add additional dry cask storage capacity. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
In January 2013, the DOE issued its plan for the management and disposal of spent nuclear fuel. The DOE's plan calls for a pilot interim storage facility to begin operation with an initial focus on accepting spent nuclear fuel from shutdown reactor sites by 2021. By 2025, a larger interim storage facility would be available. The plan also proposes to begin operation of a permanent storage facility by 2048.
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
In March 2015, the NRC approved Ameren Missouri’s application to extend its Callaway energy center's operating license from 2024 to 2044.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Following the NRC’s decision to approve Ameren Missouri’s operating license extension application, an updated cost study and a revised funding analysis were filed with the MoPSC on April 1, 2015. Ameren Missouri’s April 2015 filing supported no change to the decommissioning cost included in electric service rates. There is no time requirement by which the MoPSC must issue an order regarding the decommissioning cost included in Ameren Missouri’s electric service rates. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

NOTE 11 - RETIREMENT BENEFITS
Ameren’s pension plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at March 31, 2015, the plan’s estimated investment performance through March 31, 2015, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $25 million to $115 million through 2019, with aggregate estimated contributions of $290 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Separately, our policy for postretirement benefits is primarily to fund the voluntary employees’ beneficiary association trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost (benefit) for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2015	2014	2015	2014
Service cost	$24	$21	$5	$5
Interest cost	44	49	12	13
Expected return on plan assets	(62)	(57)	(17)	(16)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	18	12	1	(1)
Net periodic benefit cost	$24	$25	$—	$—
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2015	2014	2015	2014
Ameren Missouri	$15	$17	$1	$1
Ameren Illinois	9	8	(1)	(1)
Ameren(a)	$24	$25	$—	$—

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

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
On January 31, 2014, Medina Valley completed the sale of

the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million, before consideration of a net working capital adjustment. The agreement with Rockland Capital required $17 million of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow receivable balance and the corresponding payable due to Genco is reflected on Ameren's March 31, 2015 consolidated balance sheet in "Other current assets" and in "Other current liabilities," respectively. Medina Valley expects to pay Genco any remaining portion of the escrow balance on January 31, 2016. Ameren did not record a gain from its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.

Discontinued Operations Presentation
See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to disposal groups. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction with IPH are dependent upon the resolution of tax matters under audit. It is reasonably possible that in the next 12 months these tax audits will be completed. As a result, tax expense and benefits ultimately realized from the divestitures, including the final resolution of Ameren’s uncertain tax positions, may differ materially from those recorded as of and for the three months ended March 31, 2015. The assets and liabilities of Ameren’s discontinued operations at March 31, 2015, and December 31, 2014, consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers.
Pursuant to the IPH transaction agreement, as amended, Ameren is obligated to pay up to $25 million for certain contingent liabilities as of March 31, 2015, which were included in "Other current liabilities" on Ameren's March 31, 2015 consolidated balance sheet.
The note receivable from Marketing Company related to the cash collateral support provided to New AER was $12 million at

March 31, 2015, and December 31, 2014, and was reflected on Ameren's consolidated balance sheet in "Miscellaneous accounts and notes receivable.” This receivable is due to Ameren, with interest, on December 2, 2015, or sooner as cash collateral requirements are reduced. In addition, as of March 31, 2015, if Ameren’s credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $20 million, which includes $10 million currently covered by Ameren guarantees. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015, as discussed below.
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
In addition to the $25 million of contingent liabilities recorded on Ameren’s March 31, 2015 consolidated balance sheet, Ameren had a total of $105 million in guarantees outstanding for New AER that were not recorded on Ameren’s March 31, 2015 consolidated balance sheet, which included:

•
$103 million related to guarantees supporting Marketing Company for physically and financially settled power transactions with its counterparties that were in place at the December 2, 2013 closing of the divestiture, as well as for Marketing Company's clearing broker and other service agreements. If Marketing Company did not fulfill its obligations to these counterparties who had active open positions as of March 31, 2015, Ameren would have been required under its guarantees to provide $10 million to the counterparties.

•
$2 million related to requirements for lease agreements and potential environmental obligations. If New AER had not fulfilled its lease obligation as of March 31, 2015, Ameren would have been required to provide $1 million to the lease counterparty.

Additionally, at March 31, 2015, Ameren had issued letters of credit totaling $9 million as credit support on behalf of New AER.
Ameren has not recorded a liability for these contingent obligations because it does not believe a payment with respect to any of these guarantees or letters of credit was probable as of March 31, 2015.

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
The following table presents information about the reported revenues and specified items reflected in Ameren’s net income attributable to Ameren Corporation from continuing operations for the three months ended March 31, 2015 and 2014, and total assets of continuing operations as of March 31, 2015, and December 31, 2014.

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2015
External revenues	$793	$744	$19	$—	$1,556
Intersegment revenues	7	1	1	(9)	—
Net income attributable to Ameren Corporation from continuing operations	41	53	14	—	108
2014
External revenues	$811	$774	$9	$—	$1,594
Intersegment revenues	6	—	1	(7)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	47	53	(3)	—	97
As of March 31, 2015:
Total assets	$13,555	$8,456	$1,082	$(224)	$22,869	(a)
As of December 31, 2014:
Total assets	$13,541	$8,381	$942	$(203)	$22,661	(a)
(a)    Excludes total assets from discontinued operations of $15 million as of March 31, 2015, and December 31, 2014.

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

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri.

•	Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois.
Ameren has various other subsidiaries that conduct activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing reliability projects within Ameren Missouri’s and Ameren Illinois’ service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
The operating results, assets, and liabilities of the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers have been presented separately as discontinued operations for all periods presented in this report. Unless otherwise stated, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information regarding the discontinued operations presentation. See Note 16 - Divestiture Transactions and

Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information regarding the divestiture transactions.
The financial statements of Ameren are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren Corporation from continuing operations was $108 million in the first quarter of 2015, compared with $97 million in the first quarter of 2014. Net income was favorably affected by higher rates for Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service, each under formula ratemaking, driven by additional rate base investment. Net income was also favorably affected by a decrease in other operations and maintenance expenses at those businesses not operating under formula rates as well as decreased interest expenses at Ameren (parent). Additionally, earnings increased as a result of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage costs and its purchased power rider mechanism. These earnings increases were partially offset by decreased electric and natural gas demand primarily due to milder winter temperatures and energy efficiency. In addition, net income was unfavorably affected by the recognition of a liability for a potential refund to customers due to an expected reduction in the FERC-allowed return on equity related to Ameren Illinois and ATXI transmission service and by a lower recognized return on equity related to Ameren Illinois electric delivery service as a result of decreased yields on 30-year United States Treasury bonds. Ameren’s earnings were also negatively affected by increased depreciation and amortization expenses for those businesses not operating under formula rates and increased financing costs at Ameren Missouri.
Ameren continues to execute its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren continues to strategically allocate significant amounts of capital to those businesses where investment is supported by constructive regulatory frameworks, investing approximately $270 million of its $417 million in capital expenditures during the first quarter of 2015 in FERC-regulated electric transmission projects and

Ameren Illinois electric and natural gas delivery service infrastructure. Work on ATXI’s Illinois Rivers transmission project is advancing as planned. These additional rate base investments continue to drive earnings growth.
Ameren remains actively engaged in advocating for responsible energy policies, including those that would ensure the protection of the electric system’s reliability. In response to the proposed Clean Power Plan, Ameren Missouri has proposed a plan, including eliminating interim targets and allowing states to determine the best path to address the EPA’s final targets. The plan would achieve the final level of CO2 emissions reductions proposed in the EPA’s Clean Power Plan but would do so in a less costly manner. The plan includes continued reliance on nuclear generation from Ameren Missouri’s Callaway energy center, which received approval from the NRC in March 2015 to operate through 2044.
In addition to prudently investing in its utilities and advocating for responsible energy policies, Ameren remains focused on achieving operational improvements and efficiencies across all of its businesses.
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, incorporating a 9.53% allowed return on common equity and a $7.0 billion rate base to reflect investments through December 31, 2014. The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude substantially all transmission charges and revenues. In addition, the order did not approve the continued use of the regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. Rate changes consistent with the order will become effective on May 30, 2015. Ameren Missouri will request a rehearing on several aspects of the MoPSC’s order, including the allowed return on common equity and the elimination of recovery of changes in transmission charges and revenues through the FAC. Ameren Missouri will seek to align its spending, both operating and capital, with the regulatory framework established by the MoPSC’s order. Ameren Missouri continues to pursue a modernized regulatory framework that supports investment to upgrade aging electric infrastructure and reduces regulatory lag.
In April 2015, the IEIMA’s formula rate framework applicable to Ameren Illinois’ electric delivery service business was extended until the end of 2019, with further extensions possible through 2022, allowing for continued modernization of Ameren Illinois’ electric distribution system. In April 2015, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish 2016 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $110 million increase in Ameren Illinois’ electric delivery service rates beginning in January 2016. In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $53 million. In an attempt to reduce regulatory lag, Ameren Illinois used a 2016 future test year in this proceeding. Included in the request was a proposal to implement a decoupling rider mechanism for residential and small nonresidential customers. The decoupling rider would ensure that changes in natural gas sales volumes do not affect Ameren Illinois' annual natural gas revenues for these rate classes. A decision by the ICC in this proceeding is required by December 2015, with new rates expected to be effective in January 2016.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations in winter heating and summer cooling demands. We are also affected by nuclear refueling and other energy center maintenance outages at Ameren Missouri. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators. Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for Ameren Illinois' electric delivery service business, and a FAC for Ameren Missouri's electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, with recoveries from or refunds to customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. Fluctuations in interest rates and conditions in the capital and credit markets also affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of Ameren Missouri's energy centers and our transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to manage in order to optimize our results of operations, financial position, and liquidity.

Earnings Summary
The following table presents a summary of Ameren's earnings from continuing operations for the three months ended March 31, 2015 and 2014:

	Three Months
	2015	2014
Net income attributable to Ameren Corporation - continuing operations	$108	$97
Earnings per common share - basic - continuing operations	0.45	0.40
Net income attributable to Ameren Corporation from continuing operations increased $11 million, or 5 cents per share, in the first quarter of 2015 compared with the same period in 2014. The increase was due to net income from Ameren (parent) and nonregistrant subsidiaries of $14 million in the first quarter of 2015 compared with a $3 million loss in the same period in 2014. Ameren Missouri’s net income decreased by $6 million compared to 2014, while Ameren Illinois’ 2015 net income was comparable to 2014.
Compared with 2014, 2015 earnings per share from continuing operations were favorably affected by:

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric service delivery earnings under formula ratemaking due to additional rate base investment (5 cents per share);

•
decreased other operations and maintenance expenses for those businesses not operating under formula rates, primarily at Ameren Missouri due, in part, to a reduction in low-level radioactive nuclear waste disposal costs, and at nonregistrant subsidiaries (5 cents per share);

•	increased Ameren Illinois earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share); and

•	decreased interest expense at Ameren (parent) primarily due to higher-cost debt being replaced with lower-cost debt (3 cents per share).

Compared with 2014, 2015 earnings per share from continuing operations were unfavorably affected by:

•
decreased electric and natural gas demand from milder winter temperatures in 2015 (estimated at 3 cents per share) as well as decreased Ameren Missouri electric demand, excluding the effects of weather, primarily due to the effects of the MEEIA customer energy efficiency programs (estimated at 2 cents per share);

•
decreased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings under formula ratemaking due to a lower recognized return on equity in each jurisdiction. The FERC-allowed return on equity was reduced by the recognition of a liability for a potential refund to customers based on the pending complaint cases and the recognized return on equity related to Ameren Illinois electric delivery service was reduced due to lower 30-year United States Treasury bond yields (2 cents per share);

•
increased depreciation and amortization expenses for those businesses not operating under formula rates, primarily resulting from electric capital additions at Ameren Missouri and amortization of natural gas software at Ameren Illinois (2 cents per share); and

•	increased financing costs at Ameren Missouri, primarily due to increased interest expense and decreased allowance for equity funds used during construction (2 cents per share).
For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes and Loss from Discontinued Operations, Net of Taxes, see the major headings below.

Below is a table of income statement components by segment for the three months ended March 31, 2015 and 2014:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2015:
Electric margins	$497	$288	$13	$798
Natural gas margins	27	150	—	177
Other operations and maintenance	(211)	(202)	12	(401)
Depreciation and amortization	(118)	(73)	(2)	(193)
Taxes other than income taxes	(80)	(43)	(2)	(125)
Other income (expense)	8	2	(2)	8
Interest charges	(55)	(33)	—	(88)
Income (taxes) benefit	(26)	(35)	(5)	(66)
Income from continuing operations	42	54	14	110
Loss from discontinued operations, net of tax	—	—	—	—
Net income	42	54	14	110
Preferred dividends	(1)	(1)	—	(2)
Net income attributable to Ameren Corporation	$41	$53	$14	$108
Three Months 2014:
Electric margins	$510	$272	$6	$788
Natural gas margins	28	157	(1)	184
Other operations and maintenance	(225)	(200)	7	(418)
Depreciation and amortization	(116)	(63)	(2)	(181)
Taxes other than income taxes	(78)	(46)	(3)	(127)
Other income (expense)	10	(1)	—	9
Interest charges	(52)	(30)	(10)	(92)
Income (taxes) benefit	(29)	(35)	—	(64)
Income (loss) from continuing operations	48	54	(3)	99
Loss from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss)	48	54	(4)	98
Noncontrolling interests and preferred dividends	(1)	(1)	—	(2)
Net income (loss) attributable to Ameren Corporation	$47	$53	$(4)	$96

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three months ended March 31, 2015, compared with the same period in 2014. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(9)	$(5)	$—	$(14)
Base rates (estimate)	—	15	—	15
IEIMA revenue requirement reconciliation	—	(15)	—	(15)
Sales volume (excluding the estimated effect of weather)	(8)	(1)	—	(9)
Recovery of FAC under-recovery(c)	5	—	—	5
Off-system sales and transmission services revenues	8	—	—	8
MEEIA (energy efficiency) recovery mechanisms	(1)	—	—	(1)
Transmission services revenues	—	7	10	17
Illinois pass-through power supply costs	—	18	—	18
Bad debt, energy efficiency programs and environmental remediation cost riders	—	4	—	4
Purchased power rider order	—	15	—	15
Other	(2)	(1)	(3)	(6)
Total electric revenue change	$(7)	$37	$7	$37
Fuel and purchased power change:
Energy costs	$(5)	$—	$—	$(5)
Effect of weather (estimate)(b)	4	3	—	7
Recovery of FAC under-recovery(c)	(5)	—	—	(5)
Transmission services expenses	—	(6)	—	(6)
Illinois pass-through power supply costs	—	(18)	—	(18)
Total fuel and purchased power change	$(6)	$(21)	$—	$(27)
Net change in electric margins	$(13)	$16	$7	$10
Natural gas revenue change:
Effect of weather (estimate)(b)	$(6)	$(21)	$—	$(27)
Bad debt, energy efficiency programs and environmental remediation cost riders	—	1	—	1
Gross receipts tax	—	(3)	—	(3)
Pass-through purchased gas costs	(4)	(40)	—	(44)
Sales volume (excluding the estimated effect of weather) and other	—	(3)	1	(2)
Total natural gas revenue change	$(10)	$(66)	$1	$(75)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$5	$19	$—	$24
Pass-through purchased gas costs	4	40	—	44
Total gas purchased for resale change	$9	$59	$—	$68
Net change in natural gas margins	$(1)	$(7)	$1	$(7)

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year period; this is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Represents the change in the net energy costs recovered under the FAC through customer rates, with corresponding offsets to fuel expense due to amortization of a previously recorded regulatory asset.
Ameren Corporation
Ameren's electric margins increased $10 million, or 1%, for the three months ended March 31, 2015, compared with the same period in 2014. Ameren's natural gas margins decreased $7 million, or 4%, for the three months ended March 31, 2015, compared with the same period in 2014. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflected ATXI’s results of operations. ATXI’s transmission revenues increased $10 million for the three months ended March 31, 2015, compared with the same period in 2014, reflecting increased rate base investment and recoverable costs under forward-looking formula ratemaking.

Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence review. Net energy costs include fuel and purchased power costs, including transportation charges and revenues, net of off-system sales. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as increases in revenue are offset by a corresponding increase in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins decreased $13 million, or 3%, for the three months ended March 31, 2015, compared with the same period in 2014. The following items had an unfavorable effect on Ameren Missouri's electric margins:

•
Lower sales volumes primarily caused by the MEEIA programs. Excluding the estimated effect of weather, total retail sales volumes decreased 2%, which decreased revenues an estimated $8 million. Lower sales volumes led to a decrease in net energy costs of $3 million. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (+$8 million) and the change in energy costs (-$5 million) in the above table.

•
Winter temperatures in 2015 were milder compared to 2014 as heating degree-days decreased 10%, which resulted in lower sales volumes and an estimated $5 million decrease in margins. The change in weather margin is the sum of the effect of weather on electric revenues (-$9 million) and the effect of weather on fuel and purchased power (+$4 million) in the above table.

Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Missouri’s natural gas margins were comparable between periods.
Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power supply costs do not affect Ameren Illinois’ electric margins, as they are offset by a corresponding amount in revenues.
The provisions of the IEIMA and the FERC’s electric transmission formula rate framework provide for annual reconciliations of the electric delivery and transmission service revenue requirements necessary to reflect the actual costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the revenue requirements. In each jurisdiction, if the current year's revenue requirement is greater than the revenue requirement reflected in that year’s customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year’s customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $16 million, or 6%, for the three months ended March 31, 2015, compared with the same period in 2014. The following items had a favorable effect on Ameren Illinois’ electric margins:

•	Higher base rates resulting in a $15 million increase to revenues under the formula rate framework as a result of the ICC’s December 2014 IEIMA rate order.

•
In January 2015, the ICC issued an order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism. Based on this January 2015 order, Ameren Illinois recorded a $15 million increase to electric revenues.

•
A net increase in recovery of bad debt charge-offs, customer energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms, which increased revenues $4 million. See Other Operations and Maintenance Expenses in this section for information on a related offsetting net increase in bad debt, customer energy efficiency, and environmental remediation costs.

•
Transmission services margins increased $1 million, largely due to a higher transmission services revenue requirement driven primarily by increased rate base investment. The change in transmission services margins is the sum of the change in transmission services revenues (+$7 million) and the change in transmission services expenses (-$6 million) in the above table.

The following items had an unfavorable effect on Ameren Illinois’ electric margins for the three months ended March 31, 2015, compared with the same period in 2014:

•
A $15 million reduction in revenues recorded pursuant to the IEIMA's revenue requirement reconciliation in response to a lower recognized return on equity as a result of lower United States Treasury bond yields and less of an increase of recoverable costs in 2015 compared to 2014.

•
Winter temperatures in 2015 were milder compared to 2014 as heating degree-days decreased 10%, which resulted in lower sales volumes and an estimated $2 million decrease in margins. The change in weather margin is the sum of the effect of weather on electric revenues (-$5 million) and the effect of weather on fuel and purchased power (+$3 million) in the above table.

Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas margins decreased $7 million, or 4%, for the three months ended March 31, 2015, compared with the same period in 2014. The following items had an unfavorable effect on Ameren Illinois’ natural gas margins:

•
Decreased gross receipts taxes due primarily to lower sales volumes as a result of milder winter temperatures in 2015, which decreased revenues $3 million. See Taxes Other Than Income Taxes in this section for information on a related offsetting decrease to gross receipts taxes.

•	Excluding the estimated effect of weather, total retail sales volumes decreased 6%, which decreased revenues an estimated $3 million.

•
Winter temperatures in 2015 were milder compared to 2014 as heating degree-days decreased 10%, which decreased margins an estimated $2 million. The change in weather margin is the sum of the effect of weather on gas revenues (-$21 million) and the effect of weather on gas purchased for resale (+$19 million) in the above table.

Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were $17 million lower in the first quarter of 2015, as compared with the first quarter of 2014. Other operations and maintenance expenses decreased $14 million at Ameren Missouri and increased $2 million at Ameren Illinois. In addition, other operations and maintenance expenses at nonregistrant subsidiaries decreased $5 million.
Ameren Missouri
Other operations and maintenance expenses were $14 million lower in the first quarter of 2015, as compared with the first quarter of 2014. The following items decreased other operations and maintenance expenses between periods:

•	An $8 million reduction in disposal costs of low-level radioactive nuclear waste.

•
A $2 million decrease in customer energy efficiency program costs due to the timing of MEEIA spending. Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

•	A $2 million decrease in energy center maintenance costs, primarily due to fewer major outages at coal-fired energy centers.
Ameren Illinois
Pursuant to the provisions of the IEIMA and the FERC’s electric transmission formula rate framework, recoverable electric service costs, that are not recovered through separate cost recovery mechanisms, are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric operating revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $2 million higher in the first quarter of 2015, as compared with the first quarter of 2014. The increased expense was primarily due to a $5 million increase in bad debt, customer energy efficiency, and environmental remediation costs. These expenses are recovered by Ameren Illinois’ cost recovery mechanisms through additional electric and natural gas revenues, resulting in no overall effect on net income. The increase in other operations and maintenance expenses was mitigated by a $3 million decrease in natural gas maintenance expenditures, primarily related to the timing of pipeline integrity compliance expenditures.
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $12 million in the first quarter of 2015, as compared with the first quarter of 2014, primarily due to increased expenses at Ameren Missouri and Ameren Illinois as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $2 million, primarily due to electric capital additions completed in the fourth quarter of 2014.
Ameren Illinois
Depreciation and amortization expenses increased $10 million, primarily because of electric capital additions and amortization of natural gas software.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes decreased $2 million in the first quarter of 2015, as compared with the first quarter of 2014, primarily due to decreased expenses at Ameren Illinois, partially offset by increased expenses at Ameren Missouri, as discussed below.
Ameren Missouri
Taxes other than income taxes increased $2 million, primarily because of increased property taxes resulting from both higher tax rates and assessed property tax values.
Ameren Illinois
Taxes other than income taxes decreased $3 million, primarily due to decreased gross receipts taxes resulting from lower natural gas sales volumes. Natural gas revenues from customer billings decreased by a corresponding amount, with no overall effect on net income. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.

Other Income and Expenses
Ameren Corporation
Other income, net of expenses, was comparable between periods. See Note 5 - Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other income, net of expenses, decreased $2 million, primarily because of a decrease in the allowance for equity funds used during construction as multiple capital projects were completed in the fourth quarter of 2014.
Ameren Illinois
Other income, net of expenses, increased $3 million, primarily because of increased interest income on the IEIMA 2013, 2014 and 2015 revenue requirement reconciliation regulatory assets.
Interest Charges
Ameren Corporation
Interest charges decreased $4 million in the first quarter of 2015, as compared with the first quarter of 2014, primarily because of a $9 million reduction in interest charges at Ameren (parent), resulting from the maturity of $425 million of 8.875% senior unsecured notes in May 2014, which were replaced with lower-cost debt. Partially offsetting this reduction were increases in interest charges at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges increased $3 million, primarily because of a decrease in the allowance for funds used during construction, as multiple capital projects were completed in the fourth quarter of 2014. Interest on the $350 million of 3.50% senior secured notes issued in April 2014 also increased interest charges.
Ameren Illinois
Interest charges increased $3 million, primarily due to interest on the $250 million of 4.30% senior secured notes issued in June 2014 and the $300 million of 3.25% senior secured notes issued in December 2014.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2015 and 2014:

	Three Months(a)
	2015	2014
Ameren	38%	39%
Ameren Missouri	38%	38%
Ameren Illinois	39%	39%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.

Ameren Corporation
The effective tax rate was lower in the first quarter of 2015, as compared with the first quarter of 2014, primarily due to lower Illinois state income tax expense in 2015 resulting from a reduced statutory rate, decreased tax expense related to stock-based compensation, and higher tax benefits from company-owned life insurance.
Ameren Missouri
The effective tax rate was comparable between periods.
Ameren Illinois
The effective tax rate was comparable between periods.
Loss from Discontinued Operations, Net of Taxes
No material activity was recorded associated with discontinued operations in the first quarter of 2015 or in the first quarter of 2014. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash generated from operating activities, we use available cash, credit agreement borrowings, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren Illinois, other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash from operations, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures with available cash on hand, cash generated from operating activities, and commercial paper and debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments. We plan to implement our long-term financing plans for debt, equity, or equity-linked securities to finance our operations, to fund scheduled debt maturities, and to maintain financial strength and flexibility.
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2015. The working capital deficit as of March 31, 2015, was primarily the result of increased commercial paper issuances. With the 2012 Credit Agreements, the Ameren

Companies have access to $2.1 billion of credit capacity, of which $1.1 billion was available at March 31, 2015.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Net Cash Provided By Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2015	2014	Variance	2015	2014	Variance	2015	2014	Variance
Ameren(a) - continuing operations	$297	$239	$58	$(439)	$(465)	$26	$142	$70	$72
Ameren(a) - discontinued operations	1	—	1	—	152	(152)	—	—	—
Ameren Missouri	157	96	61	(169)	(204)	35	12	107	(95)
Ameren Illinois	254	192	62	(207)	(214)	7	(48)	22	(70)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $58 million in the first quarter of 2015, compared with the same period in 2014. The following items contributed to the increase:

•	A $40 million increase in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A $37 million increase in the collection of customer receivable balances driven by the timing and amount of revenues in each period.

•	A $30 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•
A $29 million increase in cash associated with Ameren Illinois' IEIMA revenue requirement reconciliation adjustments as Ameren Illinois collected $15 million from customers in 2015 and refunded $14 million to customers in 2014.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, increased $12 million.

•	A $9 million decrease in Ameren Missouri rebate payments provided for customer-installed solar generation.

•	A $6 million decrease associated with stock-based compensation awards.
The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $28 million difference in purchased power commodity costs incurred compared with amounts collected from Ameren Illinois customers.

•	A $26 million increase in coal purchases at Ameren Missouri caused by increased volumes and prices.

•	A $26 million increase in Ameren Illinois payments to natural gas suppliers caused by increased prices and timing of purchases.

•	A net $12 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	An $8 million difference in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.

•	A $7 million increase in property tax payments at Ameren Missouri caused by both higher assessed property tax values and tax rates.

•	A $7 million reduction in income tax refunds due to the absence in 2015 of 2014 tax credit sales.
Ameren’s cash from operating activities associated with discontinued operations was comparable between periods.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $61 million in the first quarter of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
Income tax refunds of $47 million in 2015, compared with income tax payments of $1 million in 2014, pursuant to the tax allocation agreement with Ameren (parent) resulting in refunds related to accelerated depreciation deductions and an income tax refund from the settlement of the 2007 IRS audit.

•	A $30 million increase in net energy costs collected from customers under the FAC.

•	A $9 million decrease in rebate payments provided for customer-installed solar generation.

•	A $4 million increase in natural gas commodity costs collected from customers under the PGA.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $26 million increase in coal purchases caused by increased volumes and prices.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, decreased $11 million.

•	A $7 million increase in property tax payments caused by both higher assessed property tax values and tax rates.

Ameren Illinois
Ameren Illinois’ cash from operating activities increased $62 million in the first quarter of 2015, compared with the same period in 2014. The following items contributed to the increase:

•	A $38 million increase in the collection of customer receivable balances, driven by the timing and amount of revenues in each period.

•	A $36 million increase in natural gas commodity costs collected from customers under the PGA.

•
A $29 million increase in cash associated with IEIMA revenue requirement reconciliation adjustments as $15 million was collected from customers in 2015 and $14 million was refunded to customers in 2014.

•
A $19 million increase in income tax refunds received from Ameren (parent) pursuant to the tax allocation agreement resulting in refunds related to accelerated depreciation deductions and an income tax refund from the settlement of the 2007 IRS audit.

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, increased $13 million.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A $28 million difference in purchased power commodity costs incurred compared with amounts collected from customers.

•	A $26 million increase in payments to natural gas suppliers caused by increased prices and timing of purchases.

•
A net $13 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	An $8 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations decreased $26 million in the first quarter of 2015, compared with the same period in 2014. Capital expenditures decreased $25 million at Ameren as a result of the activity at Ameren Missouri and Ameren Illinois as discussed below. The Ameren total includes a $65 million increase in ATXI’s capital expenditures which primarily relate to the Illinois Rivers project. In addition, reduced collateral support provided to Marketing Company in the form of a note receivable further contributed to a decrease in cash used in investing activities. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015. See Note 12 - Divestiture Transactions and Discontinued Operations in Part I, Item 1, of this report for additional information.

In the first quarter of 2014, Ameren’s cash provided by investing activities associated with discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.
Ameren Missouri’s cash used in investing activities decreased $35 million, due to decreased reliability and energy center capital expenditures. Multiple capital projects were completed in the fourth quarter of 2014.
Ameren Illinois’ cash used in investing activities decreased $7 million due to a decrease in capital expenditures for transmission projects offset, in part, by increases in reliability and IEIMA projects. The decrease in capital expenditures was partially offset by an increase in net money pool advances. While spending related to transmission projects decreased during the first quarter of 2015, compared to the prior year period, capital expenditures related to transmission projects for calendar year 2015 are expected to exceed calendar year 2014 amounts.
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
Cash Flows from Financing Activities
Ameren’s financing activities associated with continuing operations provided net cash of $142 million during the first quarter of 2015, compared to $70 million during the first quarter of 2014. The increased cash provided by financing activities resulted from increased borrowing activity. In the first quarter of 2015 and 2014, Ameren issued short-term debt to fund investing activities that were not funded by cash generated from operating activities. In addition, in the first quarter of 2014, Ameren Illinois redeemed long-term debt.
No cash from financing activities was used for discontinued operations during 2015 or 2014.
Ameren Missouri’s financing activities provided net cash of $12 million during the first quarter of 2015, compared to $107 million during the same period in 2014. In the first quarter of 2015, Ameren Missouri received a capital contribution from Ameren (parent) of $224 million, received a net $61 million from the money pool, issued a net $43 million of short-term debt, and paid common stock dividends of $315 million. In comparison, in 2014, Ameren Missouri issued a net $290 million of short-term debt, repaid a net $105 million to the money pool, and paid common stock dividends of $77 million. During both years, Ameren Missouri used cash from financing activities to fund investing activities that were not funded by cash generated from operating activities.
Ameren Illinois’ financing activities used net cash of $48 million during the first quarter of 2015, compared with the same period in 2014, when financing activities provided net cash of $22 million. In the first quarter of 2015, Ameren Illinois repaid a net $32 million of short-term debt and repaid a net $15 million to the money pool. During the first quarter of 2015, Ameren Illinois used cash generated from operating activities and cash on hand to fund investing and financing activities. In comparison, in 2014, Ameren Illinois received a net $186 million from the money pool and redeemed long-term debt of $163 million. During the first quarter of 2014, Ameren Illinois used cash from financing activities to fund investing activities that were not funded by cash generated from operating activities.

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
The following table presents the 2012 Credit Agreements of Ameren, Ameren Missouri, and Ameren Illinois and the credit capacity available under such agreements, considering reductions for letters of credit and commercial paper issuances, as of March 31, 2015:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement	December 2019	$1,000	$1,000
Less: Ameren (parent) commercial paper outstanding		(a)	475
Less: Ameren Missouri commercial paper outstanding		(a)	140
Subtotal			385
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement	December 2019	1,100	1,100
Less: Ameren (parent) commercial paper outstanding		(a)	340
Less: Letters of credit (b)		(a)	13
Subtotal			747
Ameren Total		$2,100	$1,132

(a)	Not applicable.

(b)
As of March 31, 2015, $9 million of the letters of credit related to Ameren's credit support obligations to New AER. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.

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

Long-term Debt and Equity
The following table presents the redemptions of long-term debt for the Ameren Companies for the three months ended March 31, 2015 and 2014. The Ameren Companies did not have any issuances of common stock during the first three months of 2015 or 2014. In March 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent). For additional information, see Note 4 - Long-term Debt under Part I, Item 1, of this report.

		Three Months
	Month Redeemed	2015	2014
Ameren Illinois:
5.90% Series 1993 due 2023(a)	January	$—	$32
5.70% 1994A Series due 2024(a)	January	—	36
5.95% 1993 Series C-1 due 2026	January	—	35
5.70% 1993 Series C-2 due 2026	January	—	8
5.40% 1998A Series due 2028	January	—	19
5.40% 1998B Series due 2028	January	—	33
Total Ameren long-term debt redemptions		$—	$163
(a)Less than $1 million principal amount of the bonds remain outstanding after redemption.
In April 2015, Ameren Missouri issued $250 million of 3.65% senior secured notes due April 15, 2045, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2015. Ameren Missouri received proceeds of $247 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $114 million of its 4.75% senior secured notes that matured on April 1, 2015.
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
At March 31, 2015, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
We consider access to short-term and long-term capital markets a significant source of funding for capital requirements not satisfied by cash generated from our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital markets. However, events beyond Ameren’s, Ameren Missouri’s, and Ameren Illinois’ control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends but considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On April 24, 2015, Ameren’s board of directors declared a quarterly common stock dividend of 41 cents per share payable on June 30, 2015, to stockholders of record at the close of business on June 10, 2015.
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2015, none of these circumstances existed at Ameren, Ameren Missouri, and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the three months ended March 31, 2015, and 2014:

	Three Months
	2015	2014
Ameren Missouri	$315	$77
Ameren Illinois	—	—
Ameren	99	97
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 - Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At March 31, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, customer energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $5,326 million, $3,577 million, and $1,702 million, respectively.
Off-Balance-Sheet Arrangements
At March 31, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.
Credit Ratings
The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.
The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured debt	Baa1	BBB	BBB+
Commercial paper	P-2	A-2	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+	BBB+
Secured debt	A2	A	A
Senior unsecured debt	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Ameren Illinois:
Issuer/corporate credit rating	A3	BBB+	BBB+
Secured debt	A1	A	A
Senior unsecured debt	A3	BBB+	A-
Commercial paper	P-2	A-2	F2
A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in a potential negative impact on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, at March 31, 2015, were $9 million, $8 million, and $1 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million, at March 31, 2015. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at March 31, 2015, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $157 million, $83 million, and $74 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2015, if market prices were 15% higher than March 31, 2015 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. Based on credit ratings at March 31, 2015, if market prices were 15% lower than March 31, 2015 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to $25 million, $13 million, and $12 million, respectively.
The balance of Marketing Company’s note payable to Ameren for cash collateral requirements was $12 million at March 31, 2015. This balance will fluctuate until December 2,

2015, as cash collateral requirements caused by changes in commodity prices could trigger additional collateral postings and prepayments for New AER and thus affect the balance of the note. Ameren’s obligation to provide credit support on behalf of New AER will cease on December 2, 2015. If market prices were 15% higher than their March 31, 2015 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide additional credit support to IPH, up to $19 million. If market prices were 15% lower than their March 31, 2015 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide IPH with additional credit support up to $25 million. If, on March 31, 2015, Ameren's credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $20 million.
See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for information regarding Ameren (parent) guarantees.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We are seeking to improve our regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks. We are seeking to align our overall spending, both operating and capital, with economic conditions and with regulatory frameworks established by our regulators. Consequently, we are focused on minimizing the gap between allowed and earned returns on equity. We intend to allocate capital resources to our business opportunities that offer the most attractive risk-adjusted return potential.
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

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Using the rates that became effective on January 1, 2015, and the currently allowed 12.38% return on equity, the 2015 revenue requirement for Ameren Illinois’ electric transmission business would be $199 million, which represents a $40 million increase over the 2014 revenue requirement due to rate base growth. These rates also reflect a capital structure composed of approximately 54% common equity and a rate base of $890 million. Using the rates that became effective on January 1, 2015, and the currently allowed 12.38% return on equity, the 2015 revenue requirement for ATXI’s electric transmission business would be $80 million, which represents a $46 million increase over the 2014 revenue requirement due to rate base growth, primarily as a result of the Illinois Rivers project. These rates also reflect a capital structure composed of approximately 56% common equity and a rate base of $536 million.

•
The 12.38% return is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners. In January 2015, the FERC scheduled the initial case for hearing proceedings, requiring an initial decision to be issued no later than November 30, 2015. Ameren and Ameren Illinois recorded current liabilities on their respective balance sheets as of March 31, 2015, and December 31, 2014, representing their estimate of the refunds from the refund effective date of November 12, 2013, through the respective balance sheet date. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' 2015 earnings by an estimated $4 million and $2 million, respectively, based on 2015 projected rate base.

•
In January 2015, the FERC approved our request to implement an incentive adder of up to 50 basis points on the allowed base return on common equity prospectively from January 6, 2015, and to defer collection of the incentive adder until the issuance of the final order addressing the initial MISO complaint case discussed above.

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, including $109 million related to the increase in net energy costs above the net energy costs included in base rates previously authorized by the MoPSC. The remaining increase of $13 million approved by the order was for non-energy costs. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014.

Rate changes consistent with the order will become effective on May 30, 2015. The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude substantially all transmission charges and revenues. In addition, the order did not approve the continued use of regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. For example, transmission charges previously included in the FAC that will now be included in base rates totaled $30 million in 2014 and are expected to increase to $36 million in 2015, with further cost increases expected in the foreseeable future. However, transmission revenues totaled $34 million in 2014 and are expected to increase to $36 million in 2015 and remain relatively constant in the foreseeable future. The order is also expected to result in a net $35 million annual increase in depreciation and amortization expenses as a result of amortizing the previously deferred solar rebate costs and the adjustment of other depreciation and amortization rates. Other operations and maintenance expenses are expected to decrease by $19 million as a result of incorporating a reduced amount of pension and postretirement benefit costs in base rates.

•
Ameren Missouri's current MEEIA plan provides for a cumulative investment in customer energy efficiency programs of $147 million during 2013 through 2015. Additionally, the plan provides for a performance incentive that would allow Ameren Missouri to earn additional revenues based on achievement of certain energy efficiency goals, including $19 million if 100% of its energy efficiency goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceed those goals. Ameren Missouri expects to achieve the energy efficiency goals and will recognize revenues associated with the performance incentive within the next two years. Ameren Missouri records revenues based on the net shared benefits associated with the reduction in customer energy usage that results from its energy efficiency programs. From January 2013 through March 2015, Ameren Missouri has recorded revenues of $100 million associated with the net shared benefits based on the megawatthour reductions provided by the MEEIA customer energy efficiency programs both in the program period and in the future.

•
In December 2014, Ameren Missouri filed a proposed energy efficiency plan for 2016 through 2018 with the MoPSC under the MEEIA. The amount of investment, net shared benefits, and performance incentive under this proposed plan are lower than the 2013 through 2015 plan. The terms of any new plan are subject to MoPSC approval and are currently uncertain.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2015 electric delivery service revenues will be based on its 2015 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2015 revenue requirement is expected to be higher than the 2014 revenue requirement, due to an expected increase in recoverable costs and rate base growth, partially offset by a reduction in the allowed return on equity due to lower United States Treasury bond yields. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' 2015 net income.

•
In December 2014, the ICC approved a $204 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2015. These rates have affected and will continue to affect Ameren Illinois' cash receipts during 2015, but will not be the sole determinant of its electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2015 revenue requirement reconciliation. The 2015 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2017.

•
In April 2015, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used to set rates for 2016. Pending ICC approval, Ameren Illinois’ update filing will result in a $110 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual costs and expected net plant additions for 2015 and an increase to include the 2014 revenue requirement reconciliation adjustment.

•
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $53 million. A decision by the ICC in this proceeding is required by December 2015, and new rates are expected to be effective in January 2016.

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

•
As of March 31, 2015, Ameren Missouri had capitalized $69 million of costs incurred to license additional nuclear generation at its Callaway energy site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at the Callaway site, and the NRC suspended review of the COL application. The suspended status of the COL application currently extends through the end of 2015. If efforts to license additional nuclear generation are abandoned, the NRC does not extend the COL application suspended status, or if management concludes that it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made.

•
Ameren Missouri is engaged in litigation with an insurer to recover an unpaid liability insurance claim for the December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri’s insurance receivable of $41 million as of March 31, 2015, is not paid by the insurer.

•
Under the provisions of the CSRA, Ameren Illinois received ICC approval for its QIP rider in January 2015 and subsequently began including qualified investments and recording revenue under this regulatory framework. Ameren Illinois started recovering costs from these investments in March 2015.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address cost recovery pressures and to support investment in their energy infrastructure. These pressures include limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased use of distributed generation, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among others.

For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, and Taum Sauk matters, see Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
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

•
Existing and future environmental regulations, including those related to greenhouse gas emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. These costs could be prohibitive at some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase; however, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered timely in rates.

•
Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. Ameren Missouri files a non-binding integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014 is a 20-year plan that supports a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas and nuclear power. The plan includes expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, and adding natural-gas-fired combined cycle generation. Ameren Missouri continues to study future alternatives, including additional customer energy efficiency programs, that could help defer new energy center construction. Ameren Missouri’s integrated resource plan is projected to achieve the final carbon emissions reduction targets proposed in the EPA’s Clean Power Plan by 2035, rather than the EPA’s final target date of 2030 or its interim target dates beginning in 2020. The EPA expects the proposed rule will be finalized in 2015.

•
Ameren Missouri continues to evaluate its potential compliance plans for the proposed Clean Power Plan. If the proposed Clean Power Plan were to be implemented in its current form, Ameren Missouri may need to incur new or accelerated capital expenditures and increased fuel costs in order to achieve compliance. As proposed, the Clean Power Plan would require states, including Missouri and Illinois, to submit compliance plans as early as 2016. Compliance plans might require Ameren Missouri to construct natural-gas-fired combined cycle generation and renewable generation, currently estimated to cost approximately $2 billion by 2020, that Ameren Missouri believes would otherwise not be necessary to meet the energy needs of its customers. Additionally, Missouri’s implementation of the proposed rules, if adopted, could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs or impairment of assets.

•
To fund investment requirements of our businesses, we seek to maintain access to the capital markets at commercially attractive rates. We seek to enhance regulatory frameworks and returns in order to improve liquidity, credit metrics, and access to capital.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 11, 2019, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 3 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the 2012 Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
As of March 31, 2015, Ameren had $511 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri - $74 million and Ameren Illinois - $134 million) and $134 million in federal and state income tax credit carryforwards (Ameren Missouri - $24 million and Ameren Illinois - $1 million). These tax benefits are subject to audits and examinations by taxing authorities for years 2013 and 2014. The amount of these tax benefits has not been reduced by any unrecognized tax benefits. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri and Ameren Illinois during 2015 and 2016, while Ameren does not expect to make material federal income tax payments until 2017. In addition, Ameren has $55 million of expected income tax refunds and state overpayments that would offset income tax liabilities into 2017. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to fund electric transmission investments, specifically ATXI's Illinois Rivers project.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren does not expect the need for public equity issuances to fund such cash shortfalls, but may consider issuing stock through its DRPlus and its 401(k) plans.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined by current liabilities exceeding current assets, as was the case at March 31, 2015. The working capital deficit as of March 31, 2015, was primarily the result of increased commercial paper issuances. The Ameren Companies had $955 million of commercial paper issuances outstanding as of March 31, 2015. With the 2012 Credit Agreements, the Ameren Companies have access to $2.1 billion of credit capacity, of which $1.1 billion was available at March 31, 2015. In April 2015, Ameren Missouri issued $250 million of 3.65% senior secured notes. The proceeds Ameren Missouri received as a result of the issuance were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $114 million of its 4.75% senior secured notes that matured on April 1, 2015.
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

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2015. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(28)	$(185)	$(213)
Contracts realized or otherwise settled during the period	—	11	11
Fair value of new contracts entered into during the period	—	(3)	(3)
Other changes in fair value	(8)	(36)	(44)
Fair value of contracts outstanding at end of period, net	$(36)	$(213)	$(249)
The following table presents maturities of derivative contracts as of March 31, 2015, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(15)	$(6)	$—	$—	$(21)
Level 2(a)	(4)	(5)	(2)	—	(11)
Level 3(b)	(2)	(2)	—	—	(4)
Total	$(21)	$(13)	$(2)	$—	$(36)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(32)	(17)	(1)	—	(50)
Level 3(b)	(10)	(20)	(19)	(114)	(163)
Total	$(42)	$(37)	$(20)	$(114)	$(213)
Ameren:
Level 1	$(15)	$(6)	$—	$—	$(21)
Level 2(a)	(36)	(22)	(3)	—	(61)
Level 3(b)	(12)	(22)	(19)	(114)	(167)
Total	$(63)	$(50)	$(22)	$(114)	$(249)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on a Black-Scholes model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2015, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center, under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	the MoPSC’s April 2015 electric rate order;

•	Ameren Missouri’s MEEIA filing with the MoPSC in December 2014;

•	Ameren Illinois’ annual electric delivery service formula rate update filed with the ICC in April 2015;

•	Ameren Illinois' appeal of the ICC's December 2013 natural gas rate order;

•	Ameren Illinois’ natural gas rate case filed with the ICC in January 2015;

•	ATXI’s request for a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project;

•	Ameren Illinois' settlement agreement regarding an electric transmission rate refund pending FERC approval;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with Ameren Missouri's liability insurance claim for the breach of the upper reservoir of its Taum Sauk pumped-storage hydroelectric energy center in December 2005; and

•	asbestos-related litigation associated with the Ameren Companies.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	14,092	$46.14	—	—
February 1 - February 28, 2015	2,400	41.94	—	—
March 1 - March 31, 2015	377,369	42.07	—	—
Total	393,861	$42.21	—	—

(a)
Included in January and February were 16,492 shares of Ameren common stock purchased in open-market transactions pursuant to Ameren’s 2014 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. The remaining shares of Ameren common stock were purchased in open-market transactions pursuant to Ameren’s 2014 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2015, to March 31, 2015.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Ameren	Consulting Agreement between Charles D. Naslund and Ameren Services Company, dated March 2, 2015
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: May 11, 2015