Form 10-Q
period 2015-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2015-08-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2015, was as follows:

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

Clean Power Plan - “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” a rule the EPA originally proposed in June 2014 and issued in final form on August 3, 2015, that establishes emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired electric generating units. The final rule will become effective 60 days after it is published in the Federal Register.
FAC - Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover or refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Ameren Companies with the SEC.
Net energy costs - Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, which may result from Ameren Missouri’s notice of appeal of the MoPSC’s April 2015 electric rate order; Ameren Missouri's December 2014 MEEIA filing; Ameren Illinois’ April 2015 annual electric delivery service formula update filing; Ameren Illinois' January 2015 natural gas delivery service rate case filing; the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

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

•
the ability to obtain sufficient insurance, including insurance relating to Ameren Missouri’s Callaway energy center, and to recover the costs of such insurance or in the absence of insurance the ability to recover uninsured losses;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

•
the financial condition of Noranda and any reductions in the sales volumes used by its aluminum smelter in southeast Missouri, compared to the sales volumes assumed in determining Ameren Missouri’s electric rates;

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

•
the effects of breakdowns or failures of equipment in the operation of natural gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with natural gas distribution safety regulations;

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

New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$1,250	$1,235	$2,393	$2,341
Gas	151	184	564	672
Total operating revenues	1,401	1,419	2,957	3,013
Operating Expenses:
Fuel	205	198	411	402
Purchased power	101	112	240	226
Gas purchased for resale	46	79	282	383
Other operations and maintenance	427	411	828	829
Provision for Callaway construction and operating license (Note 2)	69	—	69	—
Depreciation and amortization	200	183	393	364
Taxes other than income taxes	116	114	241	241
Total operating expenses	1,164	1,097	2,464	2,445
Operating Income	237	322	493	568
Other Income and Expense:
Miscellaneous income	16	21	35	39
Miscellaneous expense	6	4	17	13
Total other income	10	17	18	26
Interest Charges	89	89	177	181
Income Before Income Taxes	158	250	334	413
Income Taxes	59	99	125	163
Income from Continuing Operations	99	151	209	250
Income (Loss) from Discontinued Operations, Net of Taxes (Note 12)	52	(1)	52	(2)
Net Income	151	150	261	248
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	98	150	206	247
Discontinued Operations	52	(1)	52	(2)
Net Income Attributable to Ameren Corporation	$150	$149	$258	$245

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$0.40	$0.62	$0.85	$1.02
Discontinued Operations	0.21	(0.01)	0.21	(0.01)
Earnings per Common Share – Basic	$0.61	$0.61	$1.06	$1.01

Dividends per Common Share	$0.41	$0.40	$0.82	$0.80
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from Continuing Operations	$99	$151	$209	$250
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $4, $3, $4 and $3, respectively	4	3	4	3
Comprehensive Income from Continuing Operations	103	154	213	253
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	102	153	210	250

Income (Loss) from Discontinued Operations, Net of Taxes	52	(1)	52	(2)
Other Comprehensive Loss from Discontinued Operations, Net of Taxes	—	—	—	—
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Corporation	52	(1)	52	(2)
Comprehensive Income Attributable to Ameren Corporation	$154	$152	$262	$248
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2	$5
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $21, respectively)	456	423
Unbilled revenue	302	265
Miscellaneous accounts and notes receivable	112	81
Materials and supplies	500	524
Current regulatory assets	223	295
Current accumulated deferred income taxes, net	286	352
Other current assets	95	86
Assets of discontinued operations (Note 12)	15	15
Total current assets	1,991	2,046
Property and Plant, Net	17,986	17,424
Investments and Other Assets:
Nuclear decommissioning trust fund	555	549
Goodwill	411	411
Regulatory assets	1,560	1,582
Other assets	649	664
Total investments and other assets	3,175	3,206
TOTAL ASSETS	$23,152	$22,676
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$395	$120
Short-term debt	886	714
Accounts and wages payable	486	711
Taxes accrued	126	46
Interest accrued	98	85
Current regulatory liabilities	120	106
Other current liabilities	413	434
Liabilities of discontinued operations (Note 12)	32	33
Total current liabilities	2,556	2,249
Long-term Debt, Net	5,981	6,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,931	3,923
Accumulated deferred investment tax credits	64	64
Regulatory liabilities	1,912	1,850
Asset retirement obligations	589	396
Pension and other postretirement benefits	689	705
Other deferred credits and liabilities	524	514
Total deferred credits and other liabilities	7,709	7,452
Commitments and Contingencies (Notes 2, 9, 10 and 12)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,606	5,617
Retained earnings	1,161	1,103
Accumulated other comprehensive loss	(5)	(9)
Total Ameren Corporation stockholders’ equity	6,764	6,713
Noncontrolling Interests	142	142
Total equity	6,906	6,855
TOTAL LIABILITIES AND EQUITY	$23,152	$22,676
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$261	$248
(Income) loss from discontinued operations, net of taxes	(52)	2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—
Depreciation and amortization	387	349
Amortization of nuclear fuel	47	47
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	116	178
Allowance for equity funds used during construction	(11)	(16)
Stock-based compensation costs	14	15
Other	(13)	(8)
Changes in assets and liabilities:
Receivables	(80)	(62)
Materials and supplies	25	35
Accounts and wages payable	(180)	(180)
Taxes accrued	81	68
Regulatory assets and liabilities	65	(98)
Assets, other	25	54
Liabilities, other	(27)	(21)
Pension and other postretirement benefits	28	21
Counterparty collateral, net	2	15
Net cash provided by operating activities – continuing operations	768	658
Net cash used in operating activities – discontinued operations	(1)	(4)
Net cash provided by operating activities	767	654
Cash Flows From Investing Activities:
Capital expenditures	(846)	(883)
Nuclear fuel expenditures	(28)	(26)
Purchases of securities – nuclear decommissioning trust fund	(117)	(290)
Sales and maturities of securities – nuclear decommissioning trust fund	110	283
Proceeds from note receivable – Marketing Company	10	70
Contributions to note receivable – Marketing Company	(7)	(78)
Other	3	2
Net cash used in investing activities – continuing operations	(875)	(922)
Net cash provided by investing activities – discontinued operations	—	152
Net cash used in investing activities	(875)	(770)
Cash Flows From Financing Activities:
Dividends on common stock	(199)	(194)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	172	425
Redemptions and maturities of long-term debt	(114)	(692)
Issuances of long-term debt	249	598
Capital issuance costs	(2)	(4)
Other	2	2
Net cash provided by financing activities – continuing operations	105	132
Net cash used in financing activities – discontinued operations	—	—
Net cash provided by financing activities	105	132
Net change in cash and cash equivalents	(3)	16
Cash and cash equivalents at beginning of year	5	30
Cash and cash equivalents at end of period	$2	$46
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$859	$871	$1,601	$1,620
Gas	24	28	82	96
Other	1	1	1	1
Total operating revenues	884	900	1,684	1,717
Operating Expenses:
Fuel	205	198	411	402
Purchased power	19	29	58	64
Gas purchased for resale	7	11	38	51
Other operations and maintenance	229	221	440	446
Provision for Callaway construction and operating license (Note 2)	69	—	69	—
Depreciation and amortization	124	117	242	233
Taxes other than income taxes	85	81	165	159
Total operating expenses	738	657	1,423	1,355
Operating Income	146	243	261	362
Other Income and Expense:
Miscellaneous income	12	16	23	30
Miscellaneous expense	2	2	5	6
Total other income	10	14	18	24
Interest Charges	55	54	110	106
Income Before Income Taxes	101	203	169	280
Income Taxes	39	76	65	105
Net Income	62	127	104	175
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$62	$127	$104	$175

Net Income	$62	$127	$104	$175
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Stockholder	$61	$126	$102	$173
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $8, respectively)	227	190
Accounts receivable – affiliates	13	65
Unbilled revenue	213	146
Miscellaneous accounts and notes receivable	54	35
Materials and supplies	371	347
Current regulatory assets	133	163
Other current assets	89	92
Total current assets	1,100	1,039
Property and Plant, Net	11,017	10,867
Investments and Other Assets:
Nuclear decommissioning trust fund	555	549
Regulatory assets	660	695
Other assets	389	391
Total investments and other assets	1,604	1,635
TOTAL ASSETS	$13,721	$13,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$266	$120
Short-term debt	38	97
Accounts and wages payable	183	405
Accounts payable – affiliates	43	56
Taxes accrued	151	32
Interest accrued	73	58
Current regulatory liabilities	58	18
Other current liabilities	124	117
Total current liabilities	936	903
Long-term Debt, Net	3,869	3,879
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,826	2,806
Accumulated deferred investment tax credits	61	61
Regulatory liabilities	1,188	1,147
Asset retirement obligations	582	389
Pension and other postretirement benefits	275	274
Other deferred credits and liabilities	30	30
Total deferred credits and other liabilities	4,962	4,707
Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,784	1,569
Preferred stock	80	80
Retained earnings	1,579	1,892
Total stockholders’ equity	3,954	4,052
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,721	$13,541
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$104	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—
Depreciation and amortization	238	220
Amortization of nuclear fuel	47	47
Amortization of debt issuance costs and premium/discounts	3	4
Deferred income taxes and investment tax credits, net	27	61
Allowance for equity funds used during construction	(9)	(15)
Changes in assets and liabilities:
Receivables	(80)	(97)
Materials and supplies	(24)	—
Accounts and wages payable	(180)	(163)
Taxes accrued	123	(65)
Regulatory assets and liabilities	63	(49)
Assets, other	16	43
Liabilities, other	35	40
Pension and other postretirement benefits	14	11
Net cash provided by operating activities	446	212
Cash Flows From Investing Activities:
Capital expenditures	(289)	(375)
Nuclear fuel expenditures	(28)	(26)
Purchases of securities – nuclear decommissioning trust fund	(117)	(290)
Sales and maturities of securities – nuclear decommissioning trust fund	110	283
Other	(4)	(5)
Net cash used in investing activities	(328)	(413)
Cash Flows From Financing Activities:
Dividends on common stock	(415)	(155)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(59)	185
Money pool borrowings, net	—	(44)
Maturities of long-term debt	(114)	(104)
Issuances of long-term debt	249	350
Capital contribution from parent	224	—
Capital issuance cost	(2)	(2)
Net cash provided by (used in) financing activities	(119)	228
Net change in cash and cash equivalents	(1)	27
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$—	$28
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$386	$364	$776	$717
Gas	127	155	482	576
Total operating revenues	513	519	1,258	1,293
Operating Expenses:
Purchased power	87	86	189	167
Gas purchased for resale	39	67	244	331
Other operations and maintenance	202	195	404	395
Depreciation and amortization	73	64	146	127
Taxes other than income taxes	29	32	72	78
Total operating expenses	430	444	1,055	1,098
Operating Income	83	75	203	195
Other Income and Expense:
Miscellaneous income	4	5	11	8
Miscellaneous expense	2	1	7	5
Total other income	2	4	4	3
Interest Charges	33	29	66	59
Income Before Income Taxes	52	50	141	139
Income Taxes	20	21	55	56
Net Income	32	29	86	83
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $-, $-, $(1) and $(1), respectively	(1)	(1)	(2)	(2)
Comprehensive Income	$31	$28	$84	$81

Net Income	$32	$29	$86	$83
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Stockholder	$31	$28	$84	$81
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $13, respectively)	207	212
Accounts receivable – affiliates	8	22
Unbilled revenue	89	119
Miscellaneous accounts receivable	11	9
Materials and supplies	129	177
Current regulatory assets	89	129
Current accumulated deferred income taxes, net	159	160
Other current assets	10	15
Total current assets	702	844
Property and Plant, Net	6,416	6,165
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	893	883
Other assets	78	78
Total investments and other assets	1,382	1,372
TOTAL ASSETS	$8,500	$8,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$129	$—
Short-term debt	12	32
Borrowings from money pool	25	15
Accounts and wages payable	229	207
Accounts payable – affiliates	43	50
Taxes accrued	10	17
Interest accrued	25	24
Customer deposits	73	77
Mark-to-market derivative liabilities	35	42
Current environmental remediation	43	52
Current regulatory liabilities	53	84
Other current liabilities	80	100
Total current liabilities	757	700
Long-term Debt, Net	2,112	2,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,454	1,408
Regulatory liabilities	724	703
Pension and other postretirement benefits	292	277
Environmental remediation	198	199
Other deferred credits and liabilities	221	192
Total deferred credits and other liabilities	2,889	2,779
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,980	1,980
Preferred stock	62	62
Retained earnings	694	611
Accumulated other comprehensive income	6	8
Total stockholders’ equity	2,742	2,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,500	$8,381

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$86	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	125
Amortization of debt issuance costs and premium/discounts	7	6
Deferred income taxes and investment tax credits, net	45	58
Other	(5)	(4)
Changes in assets and liabilities:
Receivables	57	36
Materials and supplies	48	36
Accounts and wages payable	20	2
Taxes accrued	(6)	(5)
Regulatory assets and liabilities	(1)	(46)
Assets, other	8	10
Liabilities, other	(29)	(22)
Pension and other postretirement benefits	12	7
Counterparty collateral, net	—	15
Net cash provided by operating activities	386	301
Cash Flows From Investing Activities:
Capital expenditures	(379)	(436)
Other	4	4
Net cash used in investing activities	(375)	(432)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(20)	105
Money pool borrowings, net	10	(56)
Redemptions of long-term debt	—	(163)
Issuances of long-term debt	—	248
Capital issuance costs	—	(2)
Advances received for construction	—	2
Net cash provided by (used in) financing activities	(12)	132
Net change in cash and cash equivalents	(1)	1
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$—	$2
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015
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
Ameren has various other subsidiaries that conduct activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
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
Ameren’s financial statements are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2015:

	Ameren Missouri	Ameren Illinois(a)	Ameren
Balance at December 31, 2014	$389	$7	$396
Accretion in 2015(b)	11	(c)	11
Change in estimates(d)	182	(c)	182
Balance at June 30, 2015	$582	$7	$589

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Accretion expense was recorded as an increase to regulatory assets.

(c)	Less than $1 million.

(d)
The ARO increase resulted in a corresponding increase recorded to “Property and Plant, Net.” During the first quarter of 2015, Ameren and Ameren Missouri increased their AROs related to the decommissioning of the Callaway energy center by $99 million to reflect the 2015 cost study and funding analysis filed with the MoPSC, extension of the estimated operating life until 2044, and a reduction in the discount rate assumption. See Note 10 - Callaway Energy Center for additional information. In addition, during the second quarter of 2015, as a result of new federal regulations, Ameren and Ameren Missouri recorded an increase of $79 million to their AROs associated with CCR storage facilities. See Note 9 - Commitments and Contingencies for additional information. Also during the second quarter of 2015, Ameren and Ameren Missouri increased their AROs by $4 million due to a change in the estimated retirement dates of the Meramec and Rush Island energy centers as a result of the MoPSC’s April 2015 electric rate order.

Stock-based Compensation
A summary of nonvested performance share units at June 30, 2015, and changes during the six months ended June 30, 2015, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Number of Performance Share Units	Weighted-average Fair Value Per Performance Share Unit
Nonvested at January 1, 2015	1,162,377	$35.35
Granted(a)	567,240	52.88
Forfeitures	(1,944)	34.75
Vested(b)	(85,694)	46.79
Nonvested at June 30, 2015	1,641,979	$40.81

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees in 2015 under the 2014 Incentive Plan.

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
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	2015	2014	2015	2014
Ameren Missouri	$41	$39	$75	$73
Ameren Illinois	10	11	33	37
Ameren	$51	$50	$108	$110

Uncertain Tax Positions
The following table presents the total amount of reserves for unrecognized tax benefits (detriments) related to uncertain tax positions as of June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
Ameren	$—	$54
Ameren Missouri	—	—
Ameren Illinois	—	(1)
The following table presents the amount of reserves for unrecognized tax benefits, included in the table above, related to uncertain tax positions that, if recognized, would have impacted results of operations as of December 31, 2014:

December 31, 2014
Ameren	$52
Ameren Missouri	—
Ameren Illinois	(1)
In March 2015, a settlement was reached with the IRS for the 2012 tax year. Since there were no uncertain tax positions related to the 2012 tax year, as of December 31, 2014, this settlement did not impact the amount of recorded unrecognized tax benefits.
In June 2015, a settlement was reached with the IRS for the 2013 tax year. This settlement resolved the uncertain tax position associated with the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business. The settlement resulted in a reduction of Ameren’s unrecognized tax benefits of $53 million and an increase to net income from discontinued operations.
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
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three and six months ended June 30, 2015 and 2014. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share.
Accounting and Reporting Developments
Below is a summary of recently issued authoritative accounting standards relevant to the Ameren Companies.
Revenue from Contracts with Customers
In 2014, FASB issued authoritative accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The guidance requires an entity to recognize an amount of revenue for the transfer of promised goods or services to customers that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB deferred the effective date of the new revenue standard to the first quarter of 2018. The guidance allows entities to choose one of two transition methods, either by applying the guidance retrospectively to each reporting period presented or by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial positions and disclosures, as well as the transition method that they will use to adopt the guidance.
Presentation of Debt Issuance Costs
In April 2015, FASB issued authoritative accounting guidance to simplify the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a reduction to the associated debt liability. Currently, debt issuance costs are presented as a component of “Other assets” on the Ameren Companies’ balance sheets. As of June 30, 2015, Ameren, Ameren Missouri, and Ameren Illinois had debt issuance costs of $36 million, $20 million, and $16 million, respectively. The guidance will be effective for the Ameren Companies in the first quarter of 2016 and applied retrospectively, and it will not affect the Ameren Companies' results of operations or cash flows.

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
Missouri
2015 Electric Rate Order
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, including $109 million related to the increase in net energy costs above those included in base rates previously authorized by the MoPSC. The remaining increase of $13 million approved by the order was for non-energy costs. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order became effective on May 30, 2015.
The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. In addition, the order did not approve the continued use of the regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. The order did approve the continued use of the regulatory tracking mechanisms for pension and other postretirement benefits, renewable energy standard costs, solar rebates, and uncertain tax positions that the MoPSC authorized in earlier electric rate orders.
In addition, the order approved a reduction to Noranda’s electric rates with an offsetting increase in electric rates for Ameren Missouri’s other customers. The rate shift is revenue neutral to Ameren Missouri.
In June 2015, Ameren Missouri filed a notice of appeal with the Missouri Court of Appeals, Western District, reserving the right to appeal the exclusion of all transmission revenues and substantially all transmission charges from the FAC, the reduction to Noranda’s electric rates, and the level of Noranda’s sales volume included in the MoPSC’s order.
MEEIA Filing
The MEEIA established a regulatory framework that, among other things, requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost effective energy efficiency programs. Missouri does not have a law mandating energy efficiency standards.
In August 2012, the MoPSC approved Ameren Missouri’s customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015. The 2013 through 2015 plan anticipated Ameren Missouri would invest up to $147 million in customer energy efficiency programs, realize $100 million of net shared benefits, and be eligible for a performance incentive that would allow Ameren Missouri the potential to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals are achieved during the three-year period. From January 2013 through June 2015, Ameren Missouri invested $95 million in customer energy efficiency programs and realized $115 million of net shared benefits. Ameren Missouri has not recorded revenues associated with the performance incentive, but does expect to exceed 100% of the customer energy efficiency goals by the end of 2015, subject to MoPSC review, and therefore expects to recognize revenues in excess of $19 million within the next two years.
In December 2014, Ameren Missouri filed a three-year energy efficiency plan with the MoPSC under the MEEIA for 2016 to 2018 that included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, net shared benefits, and a performance incentive from customers. Ameren Missouri amended this proposed plan in June 2015 when it filed a non-unanimous stipulation and agreement with certain intervenor parties. If this plan is approved by the MoPSC, beginning in January 2016, Ameren Missouri intends to invest up to $197 million over three years in the proposed customer energy efficiency programs. Ameren Missouri requested continued use of a MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and net shared benefits. Ameren Missouri anticipates net shared benefits would be approximately $65 million during this three-year plan. In addition, similar to its existing MEEIA energy efficiency plan that ends in December 2015, Ameren Missouri requested a performance incentive that would allow it to potentially earn additional revenues by achieving certain customer energy efficiency goals, including $30 million if 100% of the goals are achieved during the three-year period. Ameren Missouri would need to achieve at least 70% of its customer energy efficiency goals before it earns a performance incentive.
In July 2015, the MoPSC staff and certain intervenor parties filed a non-unanimous stipulation and agreement that is unacceptable to Ameren Missouri. Even if approved by the MoPSC, Ameren Missouri is not required to implement an energy efficiency plan. There is no date by which the MoPSC must act with respect to the proposed customer energy efficiency plan. Ameren Missouri cannot predict the level of investment, net shared benefits, or performance incentive that the MoPSC may approve, if any, or whether it will ultimately implement a customer energy efficiency plan for the three-year period beginning in January 2016.

Noranda Contract Notification
Ameren Missouri supplies electricity to Noranda’s aluminum smelter in southeast Missouri under a long-term power supply agreement. In May 2015, Ameren Missouri notified Noranda of its intent to terminate the agreement effective June 1, 2020. In order to remove Noranda from its service territory, Ameren Missouri would also be required to obtain approval from the MoPSC. Sales to Noranda represented 5% of Ameren Missouri’s total electric revenue in 2014.
ATXI Transmission Projects
In May 2015, the MoPSC granted ATXI a certificate of convenience and necessity for the seven mile portion of the Illinois Rivers project located in Missouri.
In June 2015, ATXI made a filing with the MoPSC requesting a certificate of convenience and necessity for the Mark Twain project. The Mark Twain project is a MISO-approved 100-mile transmission line located in northeast Missouri. A decision is expected from the MoPSC in 2016.
Illinois
IEIMA
Under the provisions of the IEIMA’s formula rate framework, which currently extends through 2019, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual costs.Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual costs incurred. As of June 30, 2015, Ameren Illinois had recorded regulatory assets of $24 million, $102 million, and $36 million, to reflect its expected 2015, 2014, and 2013 revenue requirement reconciliation adjustments, with interest, respectively. Ameren Illinois is collecting the 2013 revenue requirement reconciliation adjustment from customers during 2015.
In April 2015, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used for 2016 customer rates. Pending ICC approval, and if approved as filed, Ameren Illinois’ update filing would result in a $110 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2015. In July 2015, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing. The ICC staff recommended adjustments that would result in a $107 million increase in Ameren Illinois’ electric delivery service revenue requirement. An ICC decision on this April 2015 filing is expected by December 2015.
2015 Natural Gas Delivery Service Rate Case
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In an attempt to reduce regulatory lag, Ameren Illinois used a 2016 future test year in this proceeding. Additionally, the request included a proposal to implement a volume balancing adjustment for residential and small nonresidential customers. The volume balancing adjustment would ensure that changes in natural gas sales volumes do not result in an over or under collection of natural gas revenues for these rate classes. This case includes a capital structure composed of 50% common equity and a rate base of $1.2 billion. In July 2015, Ameren Illinois, the ICC staff, and certain other intervenors filed a stipulation and agreement with the ICC that would result in rates that are based on a return on common equity of 9.6%. The agreement does not address all the positions with all of the parties in the case. Based on the terms in the agreement and the unresolved positions in the case, Ameren Illinois' request seeks an annual revenue increase of $45 million, which Ameren Illinois estimates is materially identical to the ICC staff’s recommendation. The ICC staff and other intervenors did not oppose the volume balancing adjustment.
A decision by the ICC in this proceeding is required by December 2015, with new rates expected to be effective in January 2016. Ameren Illinois cannot predict the level of any delivery service rate changes the ICC may approve, whether the ICC will approve the volume balancing adjustment, or if the ICC will approve the agreement between Ameren Illinois, the ICC staff, and certain other intervenors. In addition, Ameren Illinois cannot predict whether any rate changes that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
2013 Natural Gas Delivery Service Rate Order
In December 2013, the ICC issued a rate order that approved an increase in Ameren Illinois’ revenues for natural gas delivery service based on a 9.1% return on common equity. In March 2014, Ameren Illinois filed with the Appellate Court of the Fourth District of Illinois an appeal of the allowed return on common equity included in the ICC's order. Ameren Illinois sought a 10.4% return on common equity in this rate case. In June 2015, the Appellate Court of the Fourth District upheld the ICC’s rate order. Ameren Illinois does not intend to pursue any further appeals.
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
ATXI Transmission Project
In July 2015, Illinois administrative law judges issued a proposed order that recommended a certificate of public convenience and necessity and project approval for the Spoon River project. The Spoon River project is a MISO-approved 35-mile transmission line to be constructed in northwest Illinois. A final order from the ICC is expected in 2015. A certificate of public convenience and necessity is required before ATXI can proceed with right-of-way acquisition.
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
In July 2015, the FERC approved a settlement agreement between Ameren Illinois and the affected customers. The settlement agreement requires Ameren Illinois to make refunds and payments of $8 million to electric transmission customers, of which $6 million was outstanding as of June 30, 2015. Ameren Illinois refunded $2 million in the second quarter of 2015 as part of a separate proceeding. The settlement agreement also requires Ameren Illinois to take other actions, such as reducing common equity for electric transmission ratemaking purposes on a prospective basis.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 9.15%. Currently, the FERC-allowed base return on common equity for MISO transmission owners is 12.38%. The FERC scheduled the case for hearing proceedings, requiring a proposed order from its administrative law judge to be issued no later than November 30, 2015, which will subsequently require FERC approval. The FERC has previously utilized a calculation to establish the allowed base return on common equity, which requires multiple inputs based on observable market data specific to the utility industry and broader macroeconomic data spanning unique time periods for each return on equity complaint case. We expect observable market data for the six months ended February 11, 2015 will be used in the November 2013 complaint case. As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 8.67%. The FERC scheduled the February 2015 complaint case for hearing proceedings, requiring a proposed order from its administrative law judge to be issued no later than June 30, 2016, which will subsequently require FERC approval. We expect observable market data for the six months ended December 31, 2015 will be used in the February 2015 complaint case.
A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $4 million and $2 million, respectively, based on 2015 projected rate base. Ameren and Ameren Illinois recorded current liabilities on their respective balance sheets as of June 30, 2015 representing their estimate of the potential refunds from the refund effective date of November 12, 2013. Ameren’s and Ameren Illinois’ recorded liabilities reflect the inputs used in the FERC’s calculation to establish the allowed base return on common equity, based on observable market data for the six months ended February 11, 2015, with respect to the November 2013 complaint case refund period, and based on current market data through June 30, 2015, with respect to the February 2015 complaint case refund period. Ameren’s and Ameren Illinois’ liabilities also reflect the 50 basis point adder discussed below, which became effective in early January 2015. Ameren Missouri did not record a liability as of June 30, 2015, and does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.

On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Collection of the incentive adder is deferred until the issuance of the final order addressing the initial MISO complaint case.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a second nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a second nuclear unit at its existing Callaway site, and the NRC suspended review of the COL application. Prior to suspending its efforts, Ameren Missouri had capitalized $69 million related to the project. Due primarily to recent changes in vendor support for licensing efforts at the NRC, our assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site. As a result of this decision, in the second quarter of 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized costs of the COL. Ameren Missouri intends to withdraw its COL application filed with the NRC in August 2015.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the six months ended June 30, 2015, but were used to support commercial paper issuances and to issue letters of credit. Based on letters of credit issued under the 2012 Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available under the 2012 Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at June 30, 2015, was $1.2 billion.
Commercial Paper
The following table presents commercial paper outstanding at Ameren (parent), Ameren Missouri, and Ameren Illinois as of June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
Ameren (parent)	$836	$585
Ameren Missouri	38	97
Ameren Illinois	12	32
Ameren Consolidated	$886	$714

The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2015 and 2014:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2015
Average daily commercial paper outstanding	$754	$84	$5	$843
Weighted-average interest rate	0.57%	0.50%	0.44%	0.56%
Peak commercial paper during period(a)	$849	$294	$39	$1,108
Peak interest rate	0.70%	0.60%	0.60%	0.70%
2014
Average daily commercial paper outstanding	$328	$146	$242	$607
Weighted-average interest rate	0.32%	0.31%	0.32%	0.32%
Peak commercial paper during period(a)	$503	$495	$300	$907
Peak interest rate	0.35%	0.70%	0.34%	0.70%

(a)
The timing of peak commercial paper issuances varies by company, and therefore the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

Indebtedness Provisions and Other Covenants
The information below is a summary of the Ameren Companies’ compliance with financial covenants in the 2012 Credit Agreements. See Note 4 - Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a detailed description of these provisions. The 2012 Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities.
The 2012 Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of June 30, 2015, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the 2012 Credit Agreements, were 51%, 50%, and 46%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and, by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, under the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. However, the interest coverage requirement only applies at such times as Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P. As of June 30, 2015, Ameren exceeded the rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement.
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
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the covenants in their credit agreements at June 30, 2015.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren and Ameren Services may participate in the utility money pool only as a lender. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for both the three and six months ended June 30, 2015, was 0.08% (2014 - 0.19% and 0.29%, respectively).

See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2015 and 2014.

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
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios, and dividend coverage ratios, and bonds and preferred stock issuable as of June 30, 2015, at an assumed annual interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	3.5	$3,305		≥2.5	94.4	$2,095
Ameren Illinois	≥2.0	6.7	3,533	(d)	≥1.5	2.8	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $946 million and $204 million at Ameren Missouri and Ameren Illinois, respectively.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of June 30, 2015, Ameren Illinois had 53% equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At June 30, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.

NOTE 5 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	2015	2014	2015	2014
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$6	$9	$11	$16
Interest income on industrial development revenue bonds	6	7	13	14
Interest income	4	2	8	5
Other	—	3	3	4
Total miscellaneous income	$16	$21	$35	$39
Miscellaneous expense:
Donations	$2	$1	$10	$6
Other	4	3	7	7
Total miscellaneous expense	$6	$4	$17	$13
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$5	$8	$9	$15
Interest income on industrial development revenue bonds	6	7	13	14
Interest income	1	1	1	1
Total miscellaneous income	$12	$16	$23	$30
Miscellaneous expense:
Donations	$1	$1	$3	$3
Other	1	1	2	3
Total miscellaneous expense	$2	$2	$5	$6
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1	$2	$1
Interest income	3	1	7	3
Other	—	3	2	4
Total miscellaneous income	$4	$5	$11	$8
Miscellaneous expense:
Donations	$1	$—	$4	$3
Other	1	1	3	2
Total miscellaneous expense	$2	$1	$7	$5

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2015, and December 31, 2014. As of June 30, 2015, these contracts ran through October 2017, March 2021, May 2032, and December 2016 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2015			2014
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	39	(b)	39	50	(b)	50
Natural gas (in mmbtu)	29	127	156	28	108	136
Power (in megawatthours)	1	10	11	1	11	12
Uranium (pounds in thousands)	316	(b)	316	332	(b)	332

(a)	Fuel oils consist of heating oil and ultra-low-sulfur diesel.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and does not qualify for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2015, and December 31, 2014, all contracts that qualify for hedge accounting received regulatory deferral.
Authoritative accounting guidance permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under a master netting arrangement or similar agreement. The Ameren Companies did not elect to adopt this guidance for any eligible derivative instruments.

The following table presents the carrying value and balance sheet location of all derivative instruments, none of which were designated as hedging instruments, as of June 30, 2015, and December 31, 2014:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel oils	Other current assets	$1	$—	$1
Natural gas	Other assets	—	1	1
Power	Other current assets	29	—	29
	Total assets	$30	$1	$31
Fuel oils	Other current liabilities	$14	$—	$14
	Other deferred credits and liabilities	5	—	5
Natural gas	MTM derivative liabilities	(a)	24	(a)
	Other current liabilities	4	—	28
	Other deferred credits and liabilities	7	14	21
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	2	—	13
	Other deferred credits and liabilities	—	154	154
Uranium	Other current liabilities	2	—	2
	Total liabilities	$34	$203	$237
2014
Fuel oils	Other current assets	$2	$—	$2
Natural gas	Other current assets	1	1	2
Power	Other current assets	15	—	15
	Total assets	$18	$1	$19
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(a)	31	(a)
	Other current liabilities	6	—	37
	Other deferred credits and liabilities	6	13	19
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	—	131	131
Uranium	Other current liabilities	2	—	2
	Total liabilities	$46	$186	$232

(a)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred in regulatory assets or regulatory liabilities as of June 30, 2015, and December 31, 2014:

	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel oils derivative contracts(a)	$(19)	$—	$(19)
Natural gas derivative contracts(b)	(11)	(37)	(48)
Power derivative contracts(c)	27	(165)	(138)
Uranium derivative contracts(d)	(2)	—	(2)
2014
Fuel oils derivative contracts	$(29)	$—	$(29)
Natural gas derivative contracts	(11)	(43)	(54)
Power derivative contracts	12	(142)	(130)
Uranium derivative contracts	(2)	—	(2)

(a)
Represents net losses associated with fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s rail transportation surcharges for coal through December 2017. Current gains deferred as regulatory liabilities include $1 million at Ameren and Ameren Missouri. Current losses deferred as regulatory assets include $14 million at Ameren and Ameren Missouri.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through March 2021 at Ameren and Ameren Missouri and through October 2018 at Ameren Illinois. Current losses deferred as regulatory assets include $28 million, $4 million, and $24 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2016 at Ameren Missouri. Current gains deferred as regulatory liabilities include $29 million at Ameren and Ameren Missouri. Current losses deferred as regulatory assets include $13 million, $2 million, and $11 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through January 2017. Current losses deferred as regulatory assets include $2 million at Ameren and Ameren Missouri.

Derivative instruments are subject to various credit-related losses in the event of nonperformance by counterparties to the transaction. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk. Our credit risk management program involves establishing credit limits and collateral requirements for counterparties, using master netting arrangements or similar agreements, and reporting daily exposure to senior management.
We believe that entering into master netting arrangements or similar agreements mitigates the level of financial loss that could result from default by allowing net settlement of derivative assets and liabilities. We generally enter into the following master netting arrangements: (1) the International Swaps and Derivatives Association Agreement, a standardized financial natural gas and electric contract; (2) the Master Power Purchase and Sale Agreement, created by the Edison Electric Institute and the National Energy Marketers Association, a standardized contract for the purchase and sale of wholesale power; and (3) the North American Energy Standards Board Inc. Agreement, a standardized contract for the purchase and sale of natural gas. These master netting arrangements allow the counterparties to net settle sale and purchase transactions. Further, collateral requirements are calculated at the master netting arrangement or similar agreement level by counterparty.
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2015, and December 31, 2014:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2015
Assets:
Ameren Missouri	$30	$3	$—	$27
Ameren Illinois	1	—	—	1
Ameren	$31	$3	$—	$28
Liabilities:
Ameren Missouri	$34	$3	$2	$29
Ameren Illinois	203	—	—	203
Ameren	$237	$3	$2	$232
2014
Assets:
Ameren Missouri	$18	$5	$—	$13
Ameren Illinois	1	—	—	1
Ameren	$19	$5	$—	$14
Liabilities:
Ameren Missouri	$46	$5	$5	$36
Ameren Illinois	186	—	—	186
Ameren	$232	$5	$5	$222

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are presented on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of June 30, 2015, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposures were $11 million, $11 million, and $- million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of June 30, 2015, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $11 million, $11 million, and $- million, respectively.

Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on June 30, 2015, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2015
Ameren Missouri	$80	$3	$73
Ameren Illinois	77	—	72
Ameren	$157	$3	$145

(a)	Prior to consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

(b)
As collateral requirements with certain counterparties are based on master netting arrangements or similar agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.

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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$1	$(2)	Option model	Volatilities(%)(b)	32 - 50	37
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Natural gas	—	(1)	Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.60) - 0	(0.40)
					Counterparty credit risk(%)(b)(c)	0.21 - 2.01	0.83
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
	Power(f)	29	(167)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(g)	26 - 45	31
					Estimated auction price for FTRs($/MW)(e)	(1,006) - 1,606	184
					Nodal basis($/MWh)(e)	(11) - (1)	(3)
					Counterparty credit risk(%)(b)(c)	0.39 - 13.86	8.64
					Ameren Missouri and Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 6	4
					Escalation rate(%)(e)(h)	2	(d)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6
	Uranium	—	(2)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	36 - 39	37
Ameren Missouri	Fuel oils	$1	$(2)	Option model	Volatilities(%)(b)	32 - 50	37
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Power(f)	29	(2)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(b)	26 - 45	34
					Estimated auction price for FTRs($/MW)(e)	(1,006) - 1,606	184
					Nodal basis($/MWh)(b)	(11) - (4)	(9)
					Counterparty credit risk(%)(b)(c)	0.39 - 13.86	8.64
	Uranium	—	(2)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	36 - 39	37
Ameren Illinois	Natural gas	$—	$(1)	Discounted cash flow	Nodal basis($/mmbtu)(e)	(0.60) - 0	(0.40)
					Counterparty credit risk(%)(b)(c)	0.21 - 2.01	0.83
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
	Power(f)	—	(165)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(e)	27 - 37	30
					Nodal basis($/MWh)(e)	(6) - (1)	(3)
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 6	4
					Escalation rate(%)(e)(h)	2	(d)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(c)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(d)	Not applicable.

(e)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(f)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2019. Valuations beyond 2019 use fundamentally modeled pricing by month for peak and off-peak demand.

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first six months of 2015 or 2014. At June 30, 2015, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2014, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	—	1	—	1
	Power	—	—	29	29
	Total derivative assets - commodity contracts	$—	$1	$30	$31
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$6	$—	$—	$6
	Equity securities:
	U.S. large capitalization	370	—	—	370
	Debt securities:
	Corporate bonds	—	59	—	59
	U.S. treasury and agency securities	—	100	—	100
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$376	$181	$—	$557	(b)
	Total Ameren	$376	$182	$30	$588
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$—	$—	$1	$1
	Power	—	—	29	29
	Total derivative assets - commodity contracts	$—	$—	$30	$30
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$6	$—	$—	$6
	Equity securities:
	U.S. large capitalization	370	—	—	370
	Debt securities:
	Corporate bonds	—	59	—	59
	U.S. treasury and agency securities	—	100	—	100
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$376	$181	$—	$557	(b)
	Total Ameren Missouri	$376	$181	$30	$587
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$17	$—	$2	$19
	Natural gas	—	48	1	49
	Power	—	—	167	167
	Uranium	—	—	2	2
	Total Ameren	$17	$48	$172	$237
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$17	$—	$2	$19
	Natural gas	—	11	—	11
	Power	—	—	2	2
	Uranium	—	—	2	2
	Total Ameren Missouri	$17	$11	$6	$34
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$37	$1	$38
	Power	—	—	165	165
	Total Ameren Illinois	$—	$37	$166	$203

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $(2) million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2015:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at April 1, 2015	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	1		(a)	1
Settlements	2		(a)	2
Transfers out of Level 3	2		(a)	2
Ending balance at June 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$3	$	(a)	$3
Natural gas:
Beginning balance at April 1, 2015	$(1)		$1	$—
Purchases	—		(1)	(1)
Settlements	1		(1)	—
Ending balance at June 30, 2015	$—		$(1)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$—		$—	$—
Power:
Beginning balance at April 1, 2015	$4		$(164)	$(160)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—		(4)	(4)
Purchases	29		—	29
Settlements	(6)		3	(3)
Ending balance at June 30, 2015	$27		$(165)	$(138)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$1		$(5)	$(4)
Uranium:
Beginning balance at April 1, 2015	$(1)	$	(a)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		(a)	(1)
Ending balance at June 30, 2015	$(2)	$	(a)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$(1)	$	(a)	$(1)

(a)	Not applicable.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2015:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2015	$(6)	$	(a)	$(6)
Settlements	3		(a)	3
Transfers out of Level 3	2		(a)	2
Ending balance at June 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2015	$(1)		$—	$(1)
Settlements	1		(1)	—
Ending balance at June 30, 2015	$—		$(1)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$—		$—	$—
Power:
Beginning balance at January 1, 2015	$9		$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)		(29)	(31)
Purchases	29		—	29
Settlements	(9)		6	(3)
Ending balance at June 30, 2015	$27		$(165)	$(138)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$—		$(29)	$(29)
Uranium:
Beginning balance at January 1, 2015	$(2)	$	(a)	$(2)
Ending balance at June 30, 2015	$(2)	$	(a)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2015	$—	$	(a)	$—

(a)	Not applicable.

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
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 2 and Level 3 for power derivatives and between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of similar financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three and six months ended June 30, 2015, and 2014:

	2015			2014
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Three Months
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	$2	$—	$2	$—	$—	$—
Transfers out of Level 3 / Transfers into Level 2 - Power	—	—	—	(1)	—	(1)
Six Months
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	$2	$—	$2	$—	$—	$—
The Ameren Companies’ carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. They are considered to be Level 1 in the fair value hierarchy. The Ameren Companies' short-term borrowings also approximate fair value because of their short-term nature. Short-term borrowings are considered to be Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The estimated fair value of long-term debt and preferred stock is based on the quoted market prices for same or similar issuances for companies with similar credit profiles or on the current rates offered to the Ameren Companies for similar financial instruments, which fair value measurement is considered to be Level 2 in the fair value hierarchy.

The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$6,376	$6,919	$6,240	$7,135
Preferred stock	142	122	142	122
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,135	$4,492	$3,999	$4,518
Preferred stock	80	73	80	73
Ameren Illinois:
Long-term debt	$2,241	$2,427	$2,241	$2,517
Preferred stock	62	49	62	49

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.

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

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and six months ended June 30, 2015 and 2014.

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2015		$4	$	(a)		$5	$	(a)
agreements with Ameren Illinois		2014		3		(a)		3		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		7		1		13		2
rent and facility services		2014		4		1		9		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		1		(b)		1		(b)
miscellaneous support services		2014		1		(b)		1		(b)
Total Operating Revenues		2015		$12		$1		$19		$2
		2014		8		1		13		1
Ameren Illinois power supply	Purchased Power	2015	$	(a)		$4	$	(a)		$5
agreements with Ameren Missouri		2014		(a)		3		(a)		3
Ameren Illinois transmission	Purchased Power	2015		(a)		(b)		(a)		1
services with ATXI		2014		(a)		(b)		(a)		1
Total Purchased Power		2015	$	(a)		$4	$	(a)		$6
		2014		(a)		3		(a)		4
Ameren Services support services	Other Operations and Maintenance	2015		$32		$30		$66		$59
agreement		2014		32		27		65		54
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2015	$	(b)	$	(b)	$	(b)	$	(b)
		2014		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at June 30, 2015. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2015.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	12,986	(a)	128	(b)
	$13,361	(c)	$128
Property damage:
NEIL	$2,750	(d)	$27	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$3,250		$27
Replacement power:
NEIL	$490	(g)	$10	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

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
At June 30, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, customer energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $5,110 million, $3,247 million, and $1,822 million, respectively.
In April 2015, Ameren Illinois used an RFP process, administered by the IPA, to procure energy products from June 1, 2015, through May 31, 2018. Ameren Illinois contracted to purchase approximately 5,526,000 megawatthours of energy products for $185 million during this period. The procured energy products are included in Ameren’s and Ameren Illinois’ obligations discussed above. See Note 8 - Related Party Transactions in this report for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of this RFP process.
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
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules proposed or promulgated include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management of CCR and CCR landfills and impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. Certain of these new and proposed regulations, if adopted, are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of the future regulations are unknown, the combined effects of the new and proposed environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants such as particulate matter, ozone, SO2 and NOx. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag.
As of June 30, 2015, Ameren and Ameren Missouri estimate capital expenditures of $350 million to $400 million through 2019 to comply with existing environmental regulations. Considerable uncertainty remains in this estimate. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things. This estimate does not include the impacts of the Clean Power Plan’s reduction in emissions of CO2, but does include our preliminary estimate of the capital expenditures required for the CCR regulations that were published in April 2015, both of which are discussed below. The estimate also includes capital expenditures associated with MATS compliance discussed below.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren Missouri has two scrubbers at its Sioux energy center, which are used to reduce SO2 emissions and other pollutants. Ameren Missouri's compliance plan assumes the installation of additional controls, including mercury control technology at multiple energy centers within its coal-fired fleet through 2019. However, Ameren Missouri continues to evaluate its operations and options to determine how to comply with the CSAPR, the MATS, and other recently finalized or proposed EPA regulations. Ameren Missouri may be required to install additional pollution controls within the next six to 10 years. In addition, Ameren Missouri is currently evaluating the recently finalized Clean Power Plan and potential compliance plans for the rule.
The following sections describe the more significant new or proposed environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Both federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The CSAPR became effective on January 1, 2015, for SO2 and annual NOx reductions, and on May 1, 2015, for ozone season NOx reductions. There will be further emission reduction requirements in 2017 and potentially more in subsequent years. Ameren Missouri expects to have sufficiently reduced emissions and have sufficient allowances to avoid purchasing allowances to comply with CSAPR for 2015. To achieve compliance with CSAPR, Ameren Missouri operates two scrubbers at its Sioux energy center and burns ultra-low sulfur coal. Ameren Missouri does not expect to make additional capital investments to comply with the current CSAPR requirements. However, Ameren Missouri expects to incur additional operations and maintenance costs to lower its emissions at one or more of its energy centers for compliance with the CSAPR in future years. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2011, the EPA issued the MATS under the Clean Air Act, which requires reductions in emissions of mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride. The MATS do not require a specific control technology to achieve the emission reductions. The MATS apply to each unit at a coal-fired power plant. However, in certain cases, compliance can be achieved by averaging emissions from similar units at the same power plant. Compliance was required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers were granted extensions. In June 2015, the United States Supreme Court remanded a case challenging the MATS back to the United States Court of Appeals for the District of Columbia Circuit and ruled that the EPA must consider costs before deciding whether regulation of emissions of mercury and other hazardous air pollutants from power plants is appropriate and necessary. Unless the United States Court of Appeals for the District of Columbia Circuit acts to stay implementation of the MATS, Ameren Missouri expects to make additional capital investments at its Labadie and Meramec energy centers to comply with the MATS by April 2016. These capital expenditure investments are included in Ameren's and Ameren Missouri's estimate of capital expenditures to comply with existing environmental regulations above. In addition, Ameren Missouri is incurring additional operations and maintenance costs to lower its emissions at its energy centers in compliance with the MATS. These higher operations and maintenance costs are expected to be collected from customers through the FAC or higher base rates.
In December 2014, the EPA published its proposal to strengthen the 2008 national ambient air quality standard for ozone. A final standard is expected in October 2015, after which states that do not meet the standard must develop and implement plans to achieve compliance. Ameren Missouri is currently evaluating the proposed standard and the possible effects on its operations.
Greenhouse Gas Regulation
In August 2015, the EPA issued the finalized version of the Clean Power Plan, which sets forth CO2 emissions standards that will be applicable to existing power plants. The finalized regulations will become effective 60 days after publication in the Federal Register and differ significantly from the EPA’s originally proposed June 2014 rule.
Under the Clean Power Plan, Ameren Missouri expects to incur increased net fuel and operating costs, and new or accelerated capital expenditures, in addition to making modifications to existing operations in order to achieve compliance. The states of Missouri and Illinois are required to each significantly reduce their greenhouse gas emissions below 2005 levels by 2030. States are required to submit preliminary compliance plans to the EPA as early as 2016, although extensions until 2018 are available. The rule contains interim compliance periods which commence in 2022. Ameren Missouri is in the preliminary stage of evaluating the Clean Power Plan and the potential impacts to its operations, including those related to electric system reliability and its level of investment in customer energy efficiency programs. Significant uncertainty exists regarding the impact of the Clean Power Plan, as the finalized rule is different from the originally proposed rule and will be subject to legal challenges, which could result in the amount and timing of CO2 emissions standards being revised. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
Also, in August 2015, the EPA issued final regulations that set CO2 emissions standards for new and modified power plants. These new standards establish separate emissions limits for new natural-gas fired plants and new coal-fired plants.
Federal and state legislation or regulations that mandate limits on the emission of greenhouse gases may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. These compliance costs could be prohibitive at some of Ameren Missouri’s energy centers. Mandatory limits on the emission of greenhouse gases could increase costs for Ameren Missouri’s customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny recovery in rates of these compliance costs. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase; however, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings might benefit from increased investment to comply with greenhouse gas limitations to the extent that the investments are reflected and recovered timely in rates charged to customers.

NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the district court granted, in part, Ameren Missouri's motion to dismiss various aspects of the EPA's penalty claims. The EPA's claims for unspecified injunctive relief remain. Ameren Missouri anticipates a trial of this case will occur in 2016. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
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
Clean Water Act
In August 2014, the EPA published the final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing the mortality of aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Implementation of this rule will be administered through each power plant’s water discharge permitting process. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to this rule. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered timely in electric rates charged to its customers.
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

Ash Management
In December 2014, the EPA issued regulations regarding the management and disposal of CCR, which will affect future CCR disposal and handling costs at Ameren Missouri's energy centers. The final CCR regulations were published in April 2015. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The regulations also establish criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. They require groundwater monitoring, and closure of impoundments if the groundwater standards are not achieved. During the second quarter of 2015, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities as a result of the new regulations. See Note 1 - Summary of Significant Accounting Policies in this report for additional information. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan. Ameren Missouri expects certain of its ash ponds could be closed within the next five years.
The new regulations do not apply to inactive ash ponds at plants no longer in operation, such as Ameren’s Meredosia and Hutsonville energy centers.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites affected by hazardous substances, as required by federal and state law. Such laws require that responsible parties fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by federal or state governments as a potentially responsible party at several contaminated sites.
As of June 30, 2015, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts at these sites by 2018. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently incurred. Costs are subject to annual review by the ICC. As of June 30, 2015, Ameren Illinois estimated the obligation related to these former MGP sites at $240 million to $309 million. Ameren and Ameren Illinois recorded a liability of $240 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Illinois formerly used an off-site landfill, which Ameren Illinois did not own, in connection with the operation of a previously-owned energy center. Ameren Illinois could be required to perform certain maintenance activities at that landfill, which is now closed. As of June 30, 2015, Ameren Illinois estimated the obligation related to the landfill at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of June 30, 2015, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to a former coal tar distillery in St. Louis, Missouri operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, have completed site investigation activities and have submitted their findings to the EPA. As of June 30, 2015, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of June 30, 2015, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of June 30, 2015, Ameren Missouri estimated and recorded a $1 million liability related to the remaining cleanup of the site.

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
In 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, Ameren Missouri claims that the insurance company breached its duty to indemnify Ameren Missouri for losses resulting from the incident. In September 2014, the United States District Court for the Eastern District of Missouri ordered the case to be transferred to the United States District Court for the Southern District of New York. The transfer order was stayed pending Ameren Missouri’s October 2014 appeal of the order to the United States Court of Appeals for the Eight Circuit. In July 2015, the court of appeals upheld the order transferring the case to the United States District Court for the Southern District of New York, and the case was subsequently transferred.
As of June 30, 2015, Ameren Missouri had a net insurance receivable balance of $41 million. The insurance claim was $53 million as of June 30, 2015. Ameren Missouri expects to collect this receivable from the insurance company in the pending litigation described above. This receivable is included in “Other assets” on Ameren’s and Ameren Missouri’s balance sheets as of June 30, 2015. Ameren's and Ameren Missouri's results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri's insurance receivable balance is not collected.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our current or former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with 73 as the average number of parties as of June 30, 2015. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of June 30, 2015:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	28	36	49

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
As of June 30, 2015, Ameren, Ameren Missouri, and Ameren Illinois had liabilities of $8 million, $3 million, and $5 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At June 30, 2015, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from customers within IP’s historical service territory.
NOTE 10 - CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other utilities that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE annually to review the nuclear waste fee against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee is currently suspended.
Although both the NWPA and the standard contract stated that the DOE would begin to dispose of spent nuclear fuel by 1998, the DOE is not meeting its disposal obligation. Ameren Missouri has sufficient installed capacity at the Callaway energy center to store its spent nuclear fuel generated through 2020, and is constructing additional dry spent fuel storage capacity. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.

As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and Missouri ad valorem taxes incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs incurred from 2010 through 2016, with the ability to extend the recovery period as mutually agreed upon by the parties. Included in these reimbursements are costs related to a dry spent fuel storage facility that Ameren Missouri is constructing at its Callaway energy center. Ameren Missouri intends to begin transferring spent fuel assemblies to this facility in 2015. Ameren Missouri will continue to apply for reimbursement from the DOE for the cost to construct, operate, and decommission the dry spent fuel storage facility along with related allowable costs.
In March 2015, the NRC approved Ameren Missouri’s application to extend its Callaway energy center's operating license from 2024 to 2044.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Following the NRC’s decision to approve Ameren Missouri’s operating license extension application, an updated cost study and a revised funding analysis were filed with the MoPSC in April 2015. Ameren Missouri’s April 2015 filing supported no change in electric service rates. There is no time requirement by which the MoPSC must issue an order regarding the decommissioning cost included in Ameren Missouri’s electric service rates. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

NOTE 11 - RETIREMENT BENEFITS
Ameren’s pension plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at June 30, 2015, the plan’s estimated investment performance through June 30, 2015, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $25 million to $115 million through 2019, with aggregate estimated contributions of $290 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Separately, our policy for postretirement benefits is primarily to fund the voluntary employees’ beneficiary association trusts to match the annual postretirement expense.
The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$22	$19	$46	$40	$6	$4	$11	$9
Interest cost	43	42	87	91	12	12	24	25
Expected return on plan assets	(62)	(57)	(124)	(114)	(17)	(16)	(34)	(32)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	19	12	37	24	2	(2)	3	(3)
Settlement loss	1	—	1	—	—	—	—	—
Net periodic benefit cost (benefit)	$23	$16	$47	$41	$2	$(3)	$2	$(3)
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014
Ameren Missouri	$13	$8	$28	$25	$3	$1	$4	$2
Ameren Illinois	10	7	19	15	(1)	(3)	(2)	(4)
Other	—	1	—	1	—	(1)	—	(1)
Ameren(a)	$23	$16	$47	$41	$2	$(3)	$2	$(3)

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

NOTE 12 - DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
On December 2, 2013, Ameren completed the divestiture of New AER to IPH in accordance with the transaction agreement between Ameren and IPH dated March 14, 2013, as amended by a letter agreement dated December 2, 2013. The transaction agreement with IPH, as amended, provided that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers were subsequently sold by Medina Valley and if Medina Valley received additional proceeds from such sale, Medina Valley would pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the $137.5 million previously paid to Genco.

On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital required $17 million of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow receivable balance and the corresponding payable due to Genco is reflected on Ameren's June 30, 2015 consolidated balance sheet in "Other current assets" and in "Other current liabilities," respectively. Medina Valley expects to pay Genco any remaining portion of the escrow balance on January 31, 2016. Ameren did not record a gain from its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.

Discontinued Operations Presentation
See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to disposal groups. All matters related to the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business have been resolved with the completion of the IRS’ audit for 2013. During the second quarter of 2015, based on the completion of the IRS audit, Ameren removed the reserve for unrecognized tax benefits recorded in 2013 and recognized a tax benefit from discontinued operations. See Note 1 - Summary of Significant Accounting Policies for additional information regarding the Ameren Companies’ uncertain tax positions.
The following table presents the components of discontinued operations in Ameren's consolidated statement of income for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	2015	2014	2015	2014
Operating revenues	$—	$—	$—	$1
Operating benefits (expenses)	—	(1)	3	(3)
Operating income (loss) before income tax	—	(1)	3	(2)
Income tax benefit	52	—	49	—
Income (loss) from discontinued operations, net of taxes	$52	$(1)	$52	$(2)
The following table presents the carrying amounts of the components of assets and liabilities of Ameren’s discontinued operations, which consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers, at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets of discontinued operations
Accumulated deferred income taxes, net	$15	$15
Total assets of discontinued operations	$15	$15
Liabilities of discontinued operations
Accounts payable and other current obligations	$2	$1
Asset retirement obligations	30	32
Total liabilities of discontinued operations	$32	$33
Pursuant to the IPH transaction agreement, as amended, Ameren is obligated to pay up to $25 million for certain liabilities as of June 30, 2015, which were included in "Other current liabilities" on Ameren's June 30, 2015 consolidated balance sheet.
The note receivable from Marketing Company related to the cash collateral support provided to New AER was $9 million and $12 million at June 30, 2015, and December 31, 2014, respectively, and was reflected on Ameren's consolidated balance sheet in "Miscellaneous accounts and notes receivable.” This receivable is due to Ameren, with interest, on December 2, 2015, or sooner as cash collateral requirements are reduced. In addition, as of June 30, 2015, if Ameren’s credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $19 million, which includes $6 million currently covered by Ameren guarantees discussed below. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015, as discussed below.
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
In addition to the $25 million of liabilities recorded on Ameren’s June 30, 2015 consolidated balance sheet, Ameren had a total of $79 million in guarantees outstanding for New AER that were not recorded on Ameren’s June 30, 2015 consolidated balance sheet. Almost all of these guarantees support Marketing Company for physically and financially settled power transactions with its counterparties that were in place at the December 2, 2013 closing of the divestiture, as well as for Marketing Company's clearing broker and other service agreements. If Marketing Company did not fulfill its obligations to these counterparties who had active open positions as of June 30, 2015, Ameren would have been required under its guarantees to provide $6 million to the counterparties. Also, at June 30, 2015, Ameren had issued letters of credit totaling $9 million as credit support on behalf of New AER. Ameren has not recorded a liability for these contingent obligations because it does not believe a payment with respect to any of these guarantees or letters of credit was probable as of June 30, 2015.

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
The following table presents information about the reported revenues and net income attributable to Ameren Corporation from continuing operations for the three and six months ended June 30, 2015 and 2014, and total assets of continuing operations as of June 30, 2015, and December 31, 2014:

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2015
External revenues	$872	$512	$17	$—	$1,401
Intersegment revenues	12	1	—	(13)	—
Net income attributable to Ameren Corporation from continuing operations	61	31	6	—	98
2014
External revenues	$893	$518	$8	$—	$1,419
Intersegment revenues	7	1	—	(8)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	126	28	(4)	—	150
Six Months
2015
External revenues	$1,665	$1,256	$36	$—	$2,957
Intersegment revenues	19	2	1	(22)	—
Net income attributable to Ameren Corporation from continuing operations	102	84	20	—	206
2014
External revenues	$1,704	$1,292	$17	$—	$3,013
Intersegment revenues	13	1	1	(15)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	173	81	(7)	—	247
As of June 30, 2015:
Total assets	$13,721	$8,500	$1,036	$(120)	$23,137	(a)
As of December 31, 2014:
Total assets	$13,541	$8,381	$942	$(203)	$22,661	(a)
(a)    Excludes total assets from discontinued operations of $15 million as of June 30, 2015, and December 31, 2014.

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
Ameren has various other subsidiaries that conduct activities such as the provision of shared services. Ameren also has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri’s and Ameren Illinois’ service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.
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
Ameren’s financial statements are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren Corporation was $150 million in the second quarter of 2015, compared with $149 million in the second quarter of 2014. Net income attributable to Ameren Corporation from continuing operations was $98 million in the second quarter of 2015, compared with $150 million in the second quarter of 2014. Net income attributable to Ameren Corporation was $258 million in the first six months of 2015, compared with $245 million in the first six months of 2014. Net income attributable to Ameren Corporation from continuing operations was $206 million in the first six months of 2015, compared with $247 million in the first six months of 2014.
Net income from continuing operations at Ameren was unfavorably affected in the second quarter and the first six months of 2015, compared with the year-ago periods, by a provision recognized as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site. Decreased electric and natural gas sales volumes, resulting from milder winter and early summer temperatures and energy efficiency, also contributed to the decrease in earnings. Additionally, Ameren Illinois electric delivery service earnings decreased due to seasonal rate redesign and timing of earnings under formula ratemaking, both of which are not expected to materially affect earnings comparisons on an annual basis. The decrease was partially offset by increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings, reflecting Ameren’s strategy to allocate capital to modern, constructive regulatory frameworks.
Net income from discontinued operations at Ameren was favorably affected by a recognized tax benefit in the second quarter of 2015, resulting from the resolution of an uncertain tax position associated with the final tax basis of New AER recorded in 2013 related to the divested merchant generation business.

Ameren continues to execute its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren continues to strategically allocate significant amounts of capital to those businesses where investment is supported by modern, constructive regulatory frameworks, investing $556 million of its $846 million in capital expenditures during the first six months of 2015 in FERC-regulated electric transmission projects and Ameren Illinois electric and natural gas delivery service infrastructure.
Ameren Missouri is seeking to align its spending, both operating and capital, with the regulatory framework established by the MoPSC’s April 2015 electric rate order in attempts to earn at or near its allowed return on common equity.
Ameren Missouri is in the preliminary stage of evaluating the Clean Power Plan issued by the EPA in early August 2015 and the potential impacts to its operations, including those related to electric system reliability and its level of investment in customer energy efficiency programs. As a part of the transition to a more fuel-diverse generation portfolio, Ameren Missouri plans to build a new solar facility west of St. Louis, Missouri. The 13-megawatt renewable energy center is expected to be completed by the end of 2016.
Ameren Illinois remains on track to meet its investment, reliability, advanced metering and job creation goals under the IEIMA. Additionally, ICC decisions in both the electric delivery service formula rate update and natural gas delivery service rate case filings are expected by December 2015.
Work on ATXI’s Illinois Rivers transmission project is advancing as planned. With respect to the Spoon River transmission project, a decision is expected from the ICC in 2015 regarding ATXI’s request for a certificate of public convenience and necessity and project approval. In June 2015, ATXI made a filing with the MoPSC requesting a certificate of convenience and necessity for the Mark Twain transmission project. A decision is expected from the MoPSC in 2016.
In the Form 10-K, Ameren estimated capital expenditures that would be incurred from 2015 through 2019 of $8.6 billion to $9.3 billion, with $2.0 billion expected in 2015. Ameren is currently evaluating potential capital investments at Ameren Illinois of an estimated $500 million to $1 billion that are incremental to the capital expenditure amounts previously disclosed for the 2016 through 2019 period. Ameren will continue to evaluate these investment opportunities and others over the balance of the year as a part of its normal annual planning process. Ameren expects to finance all of its investments through 2019 without issuing additional equity.

RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, energy efficiency investments, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations in winter heating and summer cooling demands. We are also affected by nuclear refueling and other energy center maintenance outages at Ameren Missouri. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators.
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

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	2015	2014	2015	2014
Net income attributable to Ameren Corporation	$150	$149	$258	$245
Earnings per common share - basic	0.61	0.61	1.06	1.01
Net income attributable to Ameren Corporation - continuing operations	$98	$150	$206	$247
Earnings per common share - basic - continuing operations	0.40	0.62	0.85	1.02
Net income attributable to Ameren Corporation from continuing operations decreased $52 million, or 22 cents per share, in the second quarter of 2015 compared with the same period in 2014. The decrease was due to a $65 million decrease in Ameren Missouri’s 2015 net income compared to 2014. Partially offsetting the decrease was net income from Ameren (parent) and nonregistrant subsidiaries of $6 million in the second quarter of 2015 compared with a $4 million loss in the same period in 2014, which included net income from ATXI of $7 million and $4 million, respectively. Additionally, Ameren Illinois’ 2015 net income increased $3 million compared to 2014.
Net income attributable to Ameren Corporation from continuing operations decreased $41 million, or 17 cents per share, in the first six months of 2015 compared to the same period in 2014. The decrease was due to a $71 million decrease in Ameren Missouri’s 2015 net income compared to 2014. Partially offsetting the decrease was net income from Ameren (parent) and nonregistrant subsidiaries of $20 million in the first six months of 2015 compared with a $7 million loss in the same period in 2014, which included net income from ATXI of $17 million and $8 million, respectively. Additionally, Ameren Illinois’ 2015 net income increased $3 million compared to 2014.
Net income attributable to Ameren Corporation from discontinued operations was $52 million in the second quarter and the first six months of 2015, compared with a loss of $1 million and $2 million, respectively, in the year-ago periods. During the second quarter of 2015, based on the completion of the IRS audit of Ameren’s 2013 tax year, Ameren removed the reserve for unrecognized tax benefits of $53 million recorded in 2013 related to the divestiture of New AER and recognized a tax benefit from discontinued operations.
Earnings per share from continuing operations were unfavorably affected in the second quarter and the first six months of 2015, respectively, compared with the year-ago periods (except where a specific period is referenced), by:

•
a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share for both periods);

•
decreased electric and natural gas demand due to milder winter and early summer temperatures in 2015 (estimated at 3 cents per share and 6 cents per share, respectively) as well as decreased Ameren Missouri electric demand, excluding the estimated effects of weather, primarily due to the effects of MEEIA and other customer energy efficiency as well as a reduction in Noranda sales volumes (estimated at 1 cent and 3 cents per share, respectively);

•	decreased Ameren Illinois electric delivery service earnings due to seasonal rate redesign and timing of earnings under formula ratemaking (2 cents per share and 4 cents per share, respectively);

•
increased depreciation and amortization expenses for those businesses not operating under formula rates, primarily resulting from electric capital additions at Ameren Missouri, which were not reflected in customer rates until May 30, 2015, and amortization of natural gas software at Ameren Illinois (1 cent per share and 3 cents per share, respectively); and

•	increased financing costs at Ameren Missouri, primarily due to decreased allowance for funds used during construction (1 cent and 3 cents per share, respectively).
Earnings per share from continuing operations were favorably affected in the second quarter and the first six months of 2015, respectively, compared with the year-ago periods (except where a specific period is referenced), by:

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings under formula ratemaking primarily due to additional rate base investment (4 cents per share and 9 cents per share, respectively). These earnings were reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity as well as a lower return on equity related to Ameren Illinois electric delivery service investments due to a reduction in the 30-year United States Treasury bond yields (2 cents per share and 4 cents per share, respectively);

•
increased Ameren Illinois earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share for the six months ended June 30, 2015);

•
a decrease in the effective tax rate for those businesses not operating under formula rates, primarily due to a decrease in tax expense related to stock-based compensation and a reduced Illinois state statutory rate (2 cents per share and 4 cents per share, respectively);

•
decreased other operations and maintenance expenses for those businesses not operating under formula rates, primarily at Ameren Missouri due, in part, to a reduction in low-level radioactive nuclear waste disposal costs, at

Ameren Illinois due, in part, to decreased natural gas maintenance expenditures, and at nonregistrant subsidiaries (4 cents per share for the six months ended June 30, 2015); and

•	decreased interest expense at Ameren (parent) primarily due to higher-cost debt being replaced with lower-cost debt (3 cents per share for the six months ended June 30, 2015).
For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other

Operations and Maintenance Expenses, Provision for Callaway Construction and Operating License, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes and Income (Loss) from Discontinued Operations, Net of Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and six months ended June 30, 2015 and 2014:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2015:
Electric margins	$635	$299	$10	$944
Natural gas margins	17	88	—	105
Other revenues	1	—	(1)	—
Other operations and maintenance	(229)	(202)	4	(427)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(124)	(73)	(3)	(200)
Taxes other than income taxes	(85)	(29)	(2)	(116)
Other income (expense)	10	2	(2)	10
Interest charges	(55)	(33)	(1)	(89)
Income taxes	(39)	(20)	—	(59)
Income from continuing operations	62	32	5	99
Income from discontinued operations, net of tax	—	—	52	52
Net income	62	32	57	151
Noncontrolling interests - preferred dividends	(1)	(1)	1	(1)
Net income attributable to Ameren Corporation	$61	$31	$58	$150
Three Months 2014:
Electric margins	$644	$278	$3	$925
Natural gas margins	17	88	—	105
Other revenues	1	—	(1)	—
Other operations and maintenance	(221)	(195)	5	(411)
Depreciation and amortization	(117)	(64)	(2)	(183)
Taxes other than income taxes	(81)	(32)	(1)	(114)
Other income (expense)	14	4	(1)	17
Interest charges	(54)	(29)	(6)	(89)
Income taxes	(76)	(21)	(2)	(99)
Income (loss) from continuing operations	127	29	(5)	151
Loss from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss)	127	29	(6)	150
Noncontrolling interests - preferred dividends	(1)	(1)	1	(1)
Net income (loss) attributable to Ameren Corporation	$126	$28	$(5)	$149
Six Months 2015:
Electric margins	$1,132	$587	$23	$1,742
Natural gas margins	44	238	—	282
Other revenues	1	—	(1)	—
Other operations and maintenance	(440)	(404)	16	(828)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(242)	(146)	(5)	(393)
Taxes other than income taxes	(165)	(72)	(4)	(241)
Other income (expense)	18	4	(4)	18
Interest charges	(110)	(66)	(1)	(177)
Income taxes	(65)	(55)	(5)	(125)
Income from continuing operations	104	86	19	209
Income from discontinued operations, net of tax	—	—	52	52
Net income	104	86	71	261
Noncontrolling interests - preferred dividends	(2)	(2)	1	(3)
Net income attributable to Ameren Corporation	$102	$84	$72	$258
Six Months 2014:
Electric margins	$1,154	$550	$9	$1,713
Natural gas margins	45	245	(1)	289
Other revenues	1	—	(1)	—
Other operations and maintenance	(446)	(395)	12	(829)
Depreciation and amortization	(233)	(127)	(4)	(364)
Taxes other than income taxes	(159)	(78)	(4)	(241)
Other income (expense)	24	3	(1)	26
Interest charges	(106)	(59)	(16)	(181)
Income taxes	(105)	(56)	(2)	(163)
Income (loss) from continuing operations	175	83	(8)	250
Loss from discontinued operations, net of tax	—	—	(2)	(2)
Net income (loss)	175	83	(10)	248
Noncontrolling interests - preferred dividends	(2)	(2)	1	(3)
Net income (loss) attributable to Ameren Corporation	$173	$81	$(9)	$245

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and six months ended June 30, 2015, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(15)	$(2)	$—	$(17)
Base rates (estimate)	15	15	—	30
Sales volume (excluding the estimated effect of weather)	(10)	(3)	—	(13)
Recovery of FAC under-recovery(c)	(1)	—	—	(1)
Off-system sales and transmission services revenues	(10)	—	—	(10)
MEEIA (energy efficiency) recovery mechanisms	3	—	—	3
Transmission services revenues	—	8	8	16
Transmission services recovery mechanism	—	2	—	2
Pass-through power supply costs	—	7	—	7
Bad debt, energy efficiency programs and environmental remediation cost riders	—	2	—	2
Gross receipts tax	2	—	—	2
Illinois seasonal rate redesign	—	(9)	—	(9)
Other	4	2	(3)	3
Total electric revenue change	$(12)	$22	$5	$15
Fuel and purchased power change:
Energy costs	$12	$—	$—	$12
Effect of weather (estimate)(b)	3	1	—	4
Effect of higher net energy costs included in base rates	(11)	—	—	(11)
Recovery of FAC under-recovery(c)	1	—	—	1
FAC exclusion of transmission services expenses	(1)	—	—	(1)
Transmission services recovery mechanism	—	(2)	—	(2)
Pass-through power supply costs	—	(7)	—	(7)
Other	(1)	7	2	8
Total fuel and purchased power change	$3	$(1)	$2	$4
Net change in electric margins	$(9)	$21	$7	$19
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$(6)	$—	$(10)
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(3)	—	(3)
Gross receipts tax	—	(1)	—	(1)
Pass-through purchased gas costs	—	(23)	—	(23)
Other	—	5	(1)	4
Total natural gas revenue change	$(4)	$(28)	$(1)	$(33)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$5	$—	$9
Pass-through purchased gas costs	—	23	1	24
Total gas purchased for resale change	$4	$28	$1	$33
Net change in natural gas margins	$—	$—	$—	$—

Six Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(24)	$(7)	$—	$(31)
Base rates (estimate)	15	15	—	30
Sales volume (excluding the estimated effect of weather)	(18)	(4)	—	(22)
Recovery of FAC under-recovery(c)	4	—	—	4
Off-system sales and transmission services revenues	(2)	—	—	(2)
MEEIA (energy efficiency) recovery mechanisms	2	—	—	2
Transmission services revenues	—	13	18	31
Transmission services recovery mechanism	—	5	—	5
Pass-through power supply costs	—	25	—	25
Bad debt, energy efficiency programs and environmental remediation cost riders	—	6	—	6
Gross receipts tax	2	—	—	2
Purchased power rider order	—	15	—	15
Illinois seasonal rate redesign	—	(11)	—	(11)
Other	2	2	(6)	(2)
Total electric revenue change	$(19)	$59	$12	$52
Fuel and purchased power change:
Energy costs	$10	$—	$—	$10
Effect of weather (estimate)(b)	7	4	—	11
Effect of higher net energy costs included in base rates	(11)	—	—	(11)
Recovery of FAC under-recovery(c)	(4)	—	—	(4)
FAC exclusion of transmission services expenses	(1)	—	—	(1)
Transmission services recovery mechanism	—	(5)	—	(5)
Pass-through power supply costs	—	(25)	—	(25)
Other	(4)	4	2	2
Total fuel and purchased power change	$(3)	$(22)	$2	$(23)
Net change in electric margins	$(22)	$37	$14	$29
Natural gas margins change:
Effect of weather (estimate)(b)	$(10)	$(27)	$—	$(37)
Bad debt, energy efficiency programs and environmental remediation cost riders	—	(2)	—	(2)
Gross receipts tax	—	(4)	—	(4)
Pass-through purchased gas costs	(4)	(63)	—	(67)
Other	—	2	—	2
Total natural gas revenue change	$(14)	$(94)	$—	$(108)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$9	$24	$—	$33
Pass-through purchased gas costs	4	63	1	68
Total gas purchased for resale change	$13	$87	$1	$101
Net change in natural gas margins	$(1)	$(7)	$1	$(7)

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year periods; this is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Represents the change in the net energy costs recovered under the FAC through customer rates, with corresponding offsets to fuel expense due to amortization of a previously recorded regulatory asset.
Ameren Corporation
Ameren's electric margins increased $19 million, or 2%, and $29 million, or 2%, for the three and six months ended June 30, 2015, respectively, compared with the year-ago periods. Ameren's natural gas margins were comparable in the second quarter of 2015 with the same period in 2014, and decreased $7 million, or 2%, in the first six months of 2015, compared with the year-ago period. Ameren’s results were primarily driven by the Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflected ATXI’s results of operations. ATXI’s transmission services revenues increased $8 million and $18 million for the three and six months ended June 30, 2015, respectively, compared with the year-ago periods. The increases were due to higher rate base investment and recoverable costs under forward-looking formula ratemaking, but were reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity.

Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence review. Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order. This change had an immaterial effect for the three and six months ended June 30, 2015. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as increases or decreases in revenue are offset by a corresponding increase or decrease in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins decreased $9 million, or 1%, and $22 million, or 2%, for the three and six months ended June 30, 2015, respectively, compared with the year-ago periods. The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
Early summer temperatures in the second quarter of 2015, compared with the year-ago period, were milder as cooling degree-days decreased 7%. Winter temperatures in the first six months of 2015, compared with the year-ago period, were warmer as heating degree-days decreased 12%. The effect of weather decreased margins by an estimated $12 million and $17 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$15 million and -$24 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$3 million and +$7 million, respectively) in the above table.

•
Lower sales volumes primarily caused by the MEEIA programs and other customer energy efficiency and a reduction in Noranda sales volumes. Excluding the estimated effect of weather and sales to Noranda, total retail sales volumes decreased 1% for both periods, which decreased revenues by $7 million and $12 million, respectively. Noranda sales volumes decreased 8% for both periods, which decreased revenues by $3 million and $6 million, respectively. Lower sales volumes led to a decrease in net energy costs of $2 million and $8 million, respectively. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (-$10 million and -$2 million, respectively) and the change in energy costs (+$12 million and +$10 million, respectively) in the above table.

The following items had a favorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2015, compared with the year-ago periods:

•
Higher electric base rates effective May 30, 2015 as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $4 million for both periods. The change in electric base rates is the sum of the change in base rates (estimate) (+$15 million for both periods) and the change in effect of higher net energy costs included in base rates (-$11 million for both periods) in the above table.

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism (flat and -$2 million, respectively) and net shared benefits (+$3 million and +$4 million, respectively), which increased revenues by a combined $3 million and $2 million, respectively. The higher revenues were driven by the mix of customer-implemented energy efficiency measures, which led to higher recovery of lost revenues. Net shared benefits help compensate Ameren Missouri for lower sales from energy efficiency-related volume reductions in current and future periods. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs.

•
Increased gross receipts taxes due primarily to higher electric base rates, which increased revenues by $2 million for both periods. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Missouri’s natural gas margins were comparable between both periods.
Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased and transmission services incurred on behalf of its electric customers. These amounts do not affect Ameren Illinois’ electric margins, as any change in costs is offset by a corresponding amount in revenues.
The provisions of the IEIMA and the FERC’s electric transmission formula rate framework provide for annual reconciliations of the electric delivery and electric transmission service revenue requirements necessary to reflect the actual costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the revenue requirements. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year’s customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year’s customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $21 million, or 8%, and $37 million, or 7%, for the three and six months ended June 30, 2015, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois’ electric margins for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
Electric delivery service revenues increased by an estimated $15 million for both periods, primarily caused by increased rate base and higher recoverable costs under formula ratemaking pursuant to the IEIMA, but were reduced by a lower return on equity for electric delivery service investments due to a reduction in 30-year United States Treasury bond yields.

•
In January 2015, the ICC issued an order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism. Based on this January 2015 order, Ameren Illinois recorded a $15 million increase to electric revenues in the first six months of 2015, compared with the year-ago period.

•
Transmission services revenues increased by $8 million and $13 million, respectively. The increases were due to a higher electric transmission services revenue requirement driven primarily by increased rate base investment and recoverable costs under forward-looking formula ratemaking, but were reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity.

•
A net increase in recovery of bad debt charge-offs, customer energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms, which increased revenues by $2 million and $6 million, respectively. See Other Operations and Maintenance Expenses in this section for information on a related offsetting net increase in bad debt, customer energy efficiency, and environmental remediation costs.

The following items had an unfavorable effect on Ameren Illinois’ electric margins for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
The implementation of redesigned seasonal electric delivery service rates that became effective in January 2015, which decreased revenues by $9 million and $11 million, respectively. These redesigned delivery service rates have an effect on quarterly earnings comparisons but are not expected to materially affect annual margins.

•	Excluding the estimated effect of weather, total retail sales volumes decreased 1% for both periods, which decreased revenues by an estimated $3 million and $4 million, respectively.

•
Early summer temperatures in the second quarter of 2015, compared with the year-ago period, were milder as cooling degree-days decreased 3%. Winter temperatures in the first six months of 2015, compared with the year-ago period, were warmer, as heating degree-days decreased 11%. The effect of weather decreased margins by an estimated $1 million and $3 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$2 million and -$7 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$1 million and +$4 million, respectively) in the above table.
Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas margins were comparable in the second quarter of 2015 with the same period in 2014, and decreased $7 million, or 3%, in the first six months of 2015, compared with the year-ago period. The following items had an unfavorable effect on Ameren Illinois’ natural gas margins for the three and six months ended June 30, 2015, compared with the year-ago periods:

•
Decreased gross receipts taxes due primarily to lower revenues as a result of lower sales volumes and natural gas prices in 2015, which decreased revenues by $1 million and $4 million, respectively. See Taxes Other Than Income Taxes in this section for information on a related offsetting decrease to gross receipts taxes.

•
Winter temperatures in 2015 were warmer compared to 2014 as heating degree-days decreased 18% and 11%, respectively, which decreased margins by an estimated $1 million and $3 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on natural gas revenues (-$6 million and -$27 million, respectively) and the effect of weather (estimate) on gas purchased for resale (+$5 million and +$24 million, respectively) in the above table.

•
A net decrease in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms, which decreased revenues by $3 million and $2 million, respectively. See Other Operations and Maintenance Expenses in this section for the related offsetting net decrease in bad debt, customer energy efficiency, and environmental remediation costs.

Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were $16 million higher in the second quarter of 2015, as compared with the second quarter of 2014, due to increased expenses at Ameren Missouri and Ameren Illinois, as discussed below. In addition, other operations and maintenance expenses at nonregistrant subsidiaries increased $1 million.
Other operations and maintenance expenses were comparable in the first six months of 2015 with the first six months of 2014. Increased expenses at Ameren Illinois were partially offset by decreased expenses at Ameren Missouri, as discussed below. In addition, other operations and maintenance expenses at nonregistrant subsidiaries decreased $4 million.
Ameren Missouri
Other operations and maintenance expenses were $8 million higher in the second quarter of 2015, as compared with the second quarter of 2014, but were $6 million lower in the first six months of 2015, as compared with the first six months of 2014. The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•	A reduction in disposal costs of low-level radioactive nuclear waste ($8 million for the six months ended June 30, 2015).

•	A decrease in bad debt expense due to improved customer collections ($4 million and $6 million, respectively).

•
A decrease in customer energy efficiency program costs due to the timing of MEEIA spending ($2 million for the six months ended June 30, 2015). Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•	An increase in energy center maintenance costs, primarily due to more major outages at coal-fired energy centers ($5 million and $4 million, respectively).

•
An increase in expense as a result of beginning to amortize the previously deferred solar rebate costs, pursuant to the April 2015 MoPSC electric rate order ($3 million in both periods). Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

•	An increase in distribution labor expenditures, primarily related to increased maintenance activities ($2 million and $3 million, respectively).
Ameren Illinois
Pursuant to the provisions of the IEIMA and the FERC’s electric transmission formula rate framework, recoverable electric service costs that are not recovered through separate cost recovery mechanisms are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric operating revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $7 million higher and $9 million higher in the second quarter and the first six months of 2015, respectively, as compared with the same periods in 2014. The following items increased other operations and maintenance expenses for the three and six months ended

June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
An increase in employee benefit costs, primarily due to higher pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets ($5 million in both periods).

•
An increase in bad debt, customer energy efficiency, and environmental remediation costs ($4 million for the six months ended June 30, 2015). These expenses are recovered by Ameren Illinois’ cost recovery mechanisms through additional electric and natural gas revenues, resulting in no overall effect on net income.

•	An increase in storm-related costs, due to major storms in the second quarter of 2015 ($4 million and $2 million, respectively).

•	An increase in electric distribution maintenance expenditures, primarily related to increased system repair work ($2 million for the six months ended June 30, 2015).
The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•	A decrease in natural gas maintenance expenditures, primarily related to the timing of pipeline integrity compliance expenditures ($2 million and $4 million, respectively).

•	A decrease in bad debt, customer energy efficiency, and environmental remediation costs ($1 million for the second quarter of 2015).
Provision for Callaway Construction and Operating License
Due primarily to recent changes in vendor support for licensing efforts at the NRC, our assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site. As a result of this decision, in the second quarter of 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized costs of the COL. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $17 million and $29 million in the second quarter and the first six months of 2015, respectively, as compared with the same periods in 2014, primarily due to increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $7 million and $9 million in the second quarter and the first six months of 2015, respectively, primarily due to electric capital projects completed in 2014 and increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $9 million and $19 million in the second quarter and the first six months of 2015, respectively, primarily because of electric capital additions and amortization of natural gas software.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes increased $2 million in the second quarter of 2015, as compared with the second quarter of 2014, primarily due to increased expenses at Ameren Missouri, partially offset by decreased expenses at Ameren Illinois, as discussed below. Taxes other than income taxes were comparable in the first six months of 2015 with the first six months of 2014, as increased expenses at Ameren Missouri were offset by decreased expenses at Ameren Illinois, as discussed below.
Ameren Missouri
Taxes other than income taxes increased $4 million and $6 million in the second quarter and the first six months of 2015, respectively, primarily due to increased property taxes resulting from both higher tax rates and assessed property tax values, and increased gross receipts taxes resulting from higher electric rates. Electric revenues for gross receipts taxes from customer billings increased by a corresponding amount, with no overall effect on net income. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Illinois
Taxes other than income taxes decreased $3 million and $6 million in the second quarter and the first six months of 2015, respectively, primarily due to decreased gross receipts taxes resulting from lower natural gas sales volumes and prices, and a reduction in the electric distribution tax. Natural gas revenues for gross receipts taxes from customer billings decreased by a corresponding amount, with no overall effect on net income.
Other Income and Expenses
Ameren Corporation
Other income, net of expenses, decreased $7 million and $8 million in the second quarter and the first six months of 2015, respectively, as compared with the same periods in 2014, primarily due to items at Ameren Missouri and Ameren Illinois, as discussed below. See Note 5 - Other Income and Expenses under Part I, Item 1, of this report for additional information.

Ameren Missouri
Other income, net of expenses, decreased $4 million and $6 million in the second quarter and the first six months of 2015, respectively, primarily because of a decrease in the allowance for equity funds used during construction, as multiple electric capital projects were completed in 2014.
Ameren Illinois
Other income, net of expenses, decreased $2 million in the second quarter of 2015, primarily due to decreased income from customer-requested construction. Other income, net of expenses, was comparable in the first six months of 2015 with the first six months of 2014.
Interest Charges
Ameren Corporation
Interest charges were comparable in the second quarter of 2015 with the second quarter of 2014. A $5 million reduction in interest charges at Ameren (parent), resulting from the maturity of $425 million of 8.875% senior unsecured notes in May 2014, which were replaced with lower-cost debt, was offset by an increase in interest charges at Ameren Illinois, as discussed below.
Interest charges decreased $4 million in the first six months of 2015, as compared with the first six months of 2014, primarily because of a $14 million reduction in interest charges at Ameren (parent) as discussed above. Partially offsetting this reduction were increases in interest charges at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges were comparable in the second quarter of 2015 with the second quarter of 2014. Interest charges increased $4 million in the first six months of 2015, primarily because of a decrease in the allowance for funds used during construction, as multiple capital projects were completed in 2014.
Ameren Illinois
Interest charges increased $4 million and $7 million in the second quarter and the first six months of 2015, respectively, primarily due to the issuances of senior secured notes in June 2014 and in December 2014.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2015 and 2014:

	Three Months(a)		Six Months(a)
	2015	2014	2015	2014
Ameren	37%	40%	37%	39%
Ameren Missouri	39%	37%	38%	38%
Ameren Illinois	38%	42%	39%	40%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.

Ameren Corporation
The effective tax rate was lower in the second quarter of 2015, as compared with the second quarter of 2014, primarily due to a reduced Illinois state statutory rate in 2015, decreased tax expense related to stock-based compensation and higher benefits from tax credits. The lower effective tax rate was partially offset by a reduction in 2015 tax benefits from certain property-related temporary differences primarily attributable to the tax treatment of allowance for equity funds used during construction at Ameren Missouri and Ameren Illinois for which deferred tax expense is not recognized.
The effective tax rate was lower in the first six months of 2015, as compared with the first six months of 2014, primarily due to lower Illinois state income tax expense in 2015 resulting from a reduced statutory rate and decreased tax expense related to stock-based compensation.
Ameren Missouri

The effective tax rate was higher in the second quarter of 2015, primarily due to a reduction in 2015 tax benefits from certain property-related temporary differences primarily attributable to the tax treatment of allowance for equity funds used during construction for which deferred tax expense is not recognized.
The effective tax rate was comparable in the first six months of 2015 with the first six months of 2014.
Ameren Illinois
The effective tax rate was lower in the second quarter of 2015, primarily due to a reduced Illinois state statutory rate in 2015, as well as more tax benefits from certain property-related temporary differences, primarily attributable to the tax treatment of allowance for equity funds used during construction for which deferred tax expense is not recognized.
The effective tax rate was comparable in the first six months of 2015 with the first six months of 2014.
Income (Loss) from Discontinued Operations, Net of Taxes
During the three and six months ended June 30, 2015,

based on completion of the IRS audit of Ameren’s 2013 tax year, Ameren recognized a tax benefit of $53 million due to the resolution of an uncertain tax position from discontinued operations. No material activity was recorded in either 2014 period. See Note 1 - Summary of Significant Accounting Policies and Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.
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
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2015. The working capital deficit as of June 30, 2015, was primarily the result of increased commercial paper issuances. With the 2012 Credit Agreements, the Ameren Companies have access to $2.1 billion of credit capacity, of which $1.2 billion was available at June 30, 2015.

The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2015	2014	Variance	2015	2014	Variance	2015	2014	Variance
Ameren(a) - continuing operations	$768	$658	$110	$(875)	$(922)	$47	$105	$132	$(27)
Ameren(a) - discontinued operations	(1)	(4)	3	—	152	(152)	—	—	—
Ameren Missouri	446	212	234	(328)	(413)	85	(119)	228	(347)
Ameren Illinois	386	301	85	(375)	(432)	57	(12)	132	(144)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $110 million in the first six months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•	A $62 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•
A $62 million increase in cash associated with Ameren Illinois' IEIMA revenue requirement reconciliation adjustments as Ameren Illinois collected $31 million from customers in 2015 and refunded $31 million to customers in 2014.

•	A $34 million decrease in Ameren Missouri rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $30 million increase in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A $22 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $19 million decrease in Ameren Illinois' natural gas held in storage caused by lower purchased gas prices and the timing of injections and withdrawals.

•	A $6 million decrease in payments to purchase stock associated with equity compensation plan awards.
The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $40 million difference in purchased power commodity costs incurred compared with amounts collected from Ameren Illinois customers.

•	A $21 million increase in coal inventory at Ameren Missouri caused by increased volumes resulting from the absence of weather-related delivery delays that occurred in 2014.

•
A net $13 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $9 million reduction in income tax refunds due to the absence in 2015 of 2014 tax credit sales.

•	A $7 million increase in property tax payments at Ameren Missouri caused by both higher assessed property tax values and tax rates.

•	A $6 million difference in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.
Ameren’s cash from operating activities associated with discontinued operations was comparable between periods.

Ameren Missouri
Ameren Missouri’s cash from operating activities increased $234 million in the first six months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
A $232 million decrease in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to a change in the tax treatment for generation repairs adopted in 2013, which increased payments in 2014.

•	A $62 million increase in net energy costs collected from customers under the FAC.

•	A $34 million decrease in rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $6 million increase in natural gas commodity costs collected from customers under the PGA.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $48 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $21 million increase in coal inventory caused by increased volumes resulting from the absence of weather-related delivery delays that occurred in 2014.

•	A $7 million increase in property tax payments caused by both higher assessed property tax values and tax rates.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $85 million in the first six months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
A $62 million increase in cash associated with IEIMA revenue requirement reconciliation adjustments as $31 million was collected from customers in 2015 and $31 million was refunded to customers in 2014.

•	A $49 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $24 million increase in natural gas commodity costs collected from customers under the PGA.

•	A $19 million decrease in natural gas held in storage caused by lower purchased gas prices and the timing of injections and withdrawals.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A $40 million difference in purchased power commodity costs incurred compared with amounts collected from customers.

•
A net $15 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $6 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations decreased $47 million in the first six months of 2015, compared with the same period in 2014. Capital expenditures decreased $37 million as a result of the activity at Ameren Missouri and Ameren Illinois, as discussed below. The Ameren total includes a $111 million increase in ATXI’s capital expenditures, which primarily related to the Illinois Rivers project. The return of previously provided collateral support to Marketing Company in the form of a note receivable further contributed to a decrease in cash used in investing activities. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015. See Note 12 - Divestiture Transactions and Discontinued Operations in Part I, Item 1, of this report for additional information.
No cash from investing activities was provided by or used for discontinued operations during 2015. In the six months ended June 30, 2014, Ameren’s cash provided by investing activities associated with discontinued operations consisted of $152 million received for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2014.
Ameren Missouri’s cash used in investing activities decreased $85 million, due to decreased transmission and distribution system reliability and energy center capital expenditures. Multiple capital projects were completed in the fourth quarter of 2014.
Ameren Illinois’ cash used in investing activities decreased $57 million due to a decrease in capital expenditures for transmission projects offset, in part, by increases in IEIMA projects. While spending related to transmission projects decreased during the first six months of 2015, compared to the prior-year period, capital expenditures related to transmission projects for calendar year 2015 are expected to exceed calendar year 2014 amounts.
In the Form 10-K, Ameren estimated capital expenditures that would be incurred from 2015 through 2019 of $8.6 billion to $9.3 billion, with $2.0 billion expected in 2015. Ameren is currently evaluating potential capital investments at Ameren Illinois of an estimated $500 million to $1 billion that are incremental to the capital expenditure amounts previously disclosed for the 2016 through 2019 period. Ameren will continue to evaluate these investment opportunities and others over the balance of the year as a part of its normal annual planning process.
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
Cash Flows from Financing Activities
Ameren’s financing activities associated with continuing operations provided net cash of $105 million during the first six months of 2015, compared to $132 million during the first six months of 2014. The decline in cash provided by financing activities resulted from decreased net borrowing activity. During the first six months of 2015 and 2014, Ameren issued debt to fund investing activities that were not funded by cash generated from operating activities and cash on hand. In addition, Ameren Missouri issued and redeemed long-term debt during the first six months of 2015 and 2014. Ameren Illinois issued and redeemed long-term debt during the first six months of 2014.
No cash from financing activities was used for discontinued operations during 2015 or 2014.
Ameren Missouri’s financing activities used net cash of $119 million during the first six months of 2015, compared to providing net cash of $228 million during the same period in 2014. In the first six months of 2015, Ameren Missouri received a capital contribution from Ameren (parent) of $224 million, repaid a net $59 million of short-term debt, paid common stock dividends of $415 million, redeemed $114 million in long term-debt, and received proceeds of $249 million from a long-term debt issuance. During the first six months of 2015, Ameren Missouri used cash generated from operating activities and cash on hand to fund investing and financing activities. In comparison, in 2014, Ameren Missouri issued a net $185 million of short-term debt, repaid a net $44 million to the money pool, paid common stock dividends of $155 million, redeemed long-term debt of $104 million and received proceeds of $350 million from a long-term debt issuance. During the first six months of 2014, Ameren Missouri used cash provided by financing activities to fund investing activities that were not funded by cash generated from operating activities.
Ameren Illinois’ financing activities used net cash of $12 million during the first six months of 2015, compared to providing net cash of $132 million during the same period in 2014. In the first six months of 2015, Ameren Illinois repaid a net $20 million of short-term debt and borrowed a net $10 million from the money pool. During the first six months of 2015, Ameren Illinois used cash generated from operating activities and cash on hand to fund investing and financing activities. In comparison, in 2014, Ameren Illinois borrowed a net $105 million of short-term debt, repaid a net $56 million to the money pool, redeemed long-term debt of $163 million, and received proceeds of $248 million from a long-term debt issuance. During the first six months of 2014, Ameren Illinois used cash provided by financing activities to fund investing activities that were not funded by cash generated from operating activities.

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
The following table presents the 2012 Credit Agreements of Ameren, Ameren Missouri, and Ameren Illinois and the credit capacity available under such agreements, considering reductions for letters of credit and commercial paper issuances, as of June 30, 2015:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement	December 2019	$1,000	$1,000
Less: Ameren (parent) commercial paper outstanding		(a)	488
Less: Ameren Missouri commercial paper outstanding		(a)	38
Subtotal			474
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement	December 2019	1,100	1,100
Less: Ameren (parent) commercial paper outstanding		(a)	348
Less: Ameren Illinois commercial paper outstanding		(a)	12
Less: Letters of credit (b)		(a)	13
Subtotal			727
Ameren Total		$2,100	$1,201

(a)	Not applicable.

(b)
As of June 30, 2015, $9 million of the letters of credit related to Ameren's credit support obligations to New AER. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.

The 2012 Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Either of the 2012 Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The 2012 Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The 2012 Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren, Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates available under the 2012 Credit Agreements. As such, commercial paper issuances were a preferred source of third-

party short-term debt relative to credit facility borrowings.
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In July 2015, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 14, 2017.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for the Ameren Companies for the six months ended June 30, 2015 and 2014. The Ameren Companies did not have any issuances of common stock during the first six months of 2015 or 2014. In March 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent). For additional information, see Note 4 - Long-term Debt and Equity under Part I, Item 1, of this report.

		Six Months
	Month Issued, Matured, or Redeemed	2015	2014
Issuances
Long-term debt
Ameren Missouri:
3.65% Senior secured notes due 2045	April	$249	$—
3.50% Senior secured notes due 2024	April	—	350
Ameren Illinois:
4.30% Senior secured notes due 2044	June	—	248
Total Ameren long-term debt issuances		$249	$598
Redemptions and Maturities
Long-term debt
Ameren (parent):
8.875% Senior unsecured notes due 2014	May	$—	$425
Ameren Missouri:
4.75% Senior secured notes due 2015	April	114	—
5.50% Senior secured notes due 2014	May	—	104
Ameren Illinois:
5.90% Series 1993 due 2023(a)	January	—	32
5.70% 1994A Series due 2024(a)	January	—	36
5.95% 1993 Series C-1 due 2026	January	—	35
5.70% 1993 Series C-2 due 2026	January	—	8
5.40% 1998A Series due 2028	January	—	19
5.40% 1998B Series due 2028	January	—	33
Total Ameren long-term debt redemptions		$114	$692
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

In June 2015, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing and will expire in June 2018.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants
See Note 3 - Short-term Debt and Liquidity and Note 4 - Long-term Debt and Equity under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
At June 30, 2015, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2015, none of these circumstances existed at Ameren, Ameren Missouri, and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the six months ended June 30, 2015, and 2014:

	Six Months
	2015	2014
Ameren Missouri	$415	$155
Ameren Illinois	—	—
Ameren	199	194
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 - Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At June 30, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, customer energy efficiency program expenditures and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $5,110 million, $3,247 million, and $1,822 million, respectively.
Off-Balance-Sheet Arrangements
At June 30, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.
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
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in a potential negative impact on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, at June 30, 2015, were $5 million, $5 million, and $- million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. At June 30, 2015, cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million. The above amounts exclude any collateral postings associated with the note receivable from Marketing Company discussed below. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at June 30, 2015, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $145 million, $73 million, and $72 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2015, if market prices were 15% higher than June 30, 2015 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. Based on credit ratings at June 30, 2015, if market prices were 15% lower than June 30, 2015 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to $19 million, $12 million, and $7 million, respectively.
The balance of Ameren’s note receivable from Marketing Company for cash collateral requirements was $9 million at June 30, 2015. This balance will fluctuate until December 2, 2015, as cash collateral requirements caused by changes in commodity prices could trigger additional collateral postings and prepayments for New AER and thus affect the balance of the note. Ameren’s obligation to provide credit support on behalf of New AER will cease on December 2, 2015. If market prices were 15% higher than their June 30, 2015 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide additional credit support to IPH, up to $17 million. If market prices were 15% lower than their June 30, 2015 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren could be required to provide IPH with additional credit support up to $21 million. If, on June 30, 2015, Ameren's credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $19 million.
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
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2015 and beyond.
Operations

•
Our strategy for earning competitive returns on our investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with those rate case outcomes, economic conditions, and return opportunities.

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The total investment in these three projects is expected to be more than $1.4 billion during 2015 through 2019. This total includes over $100 million of investment by Ameren Illinois to construct connections to its existing transmission system. Separate from the three projects discussed above, Ameren Illinois expects to invest approximately $900 million in electric transmission assets during 2015 through 2019 to address load growth and reliability requirements. The Ameren Illinois projects discussed above do not include potential additional capital investments for 2016 through 2019 that are currently being evaluated as part of our normal annual planning process and are discussed in the Liquidity and Capital Resources section below.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Using the rates that became effective on January 1, 2015, and the currently allowed 12.38% return on equity, the 2015 revenue requirement for Ameren Illinois’ electric transmission business would be $199 million, which represents a $40 million increase over the 2014 revenue requirement due to rate base growth. These rates also reflect a capital structure composed of approximately 54% common equity and a projected rate base of $890 million. Using the rates that became effective on January 1, 2015, and the currently allowed 12.38% return on equity, the 2015 revenue requirement for ATXI’s electric transmission business would be $80 million, which represents a $46 million increase over the 2014 revenue requirement due to rate base growth, primarily as a result of the Illinois Rivers project. These rates also reflect a capital structure composed of approximately 56% common equity and a projected rate base of $536 million.

•
The 12.38% return on common equity is the subject of two FERC complaint proceedings that challenge the allowed return on common equity for MISO transmission owners. The FERC scheduled hearing procedures for both the November 2013 complaint case and the February 2015 complaint case, requiring a proposed order from its administrative law judge in each case no later than November 30, 2015 and June 30, 2016, respectively. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $4 million and $2 million, respectively, based on 2015 projected rate base. Ameren and Ameren Illinois recorded current liabilities on their respective balance sheets as of June 30, 2015, representing their estimate of the potential refunds from the refund effective date of November 12, 2013.

•
In January 2015, the FERC approved our request to implement an incentive adder of up to 50 basis points on the allowed base return on common equity prospectively from January 6, 2015, and to defer collection of the incentive adder until after the issuance of the final order addressing the initial MISO complaint case discussed above.

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, including $109 million related to the increase in net energy costs above those included in base rates previously authorized by the MoPSC. The remaining increase of $13 million approved by the order was for non-energy costs. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order became effective on May 30, 2015. The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. In addition, the order did not approve the continued use of regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. For example, transmission charges previously included in the FAC that are now included in base rates totaled $30 million in 2014 and are expected to increase to $36 million in 2015, with further cost increases expected in the foreseeable future. However, transmission revenues totaled $34 million in 2014 and are expected to increase annually to $36 million in 2015 and remain relatively constant in the foreseeable future. In addition, other operations and maintenance expenses are expected to increase by a net $11 million annually as a result of amortizing the previously-deferred solar rebate costs, partially offset by a reduced amount of pension and postretirement benefit costs in base rates. The order is also expected to result in a net $12 million annual increase in depreciation and amortization expenses as a result of the adjustment of depreciation and amortization rates.

•
Sales to Noranda represented 5% of Ameren Missouri’s total electric revenue in 2014. Sales volumes to Noranda during 2015 have been below the sales volumes assumed in the MoPSC’s April 2015 electric rate order. To the extent actual sales volumes are lower than the sales volumes assumed in determining rates due to operating or financial difficulties at Noranda, Ameren Missouri may under-recover its fixed costs until rates are adjusted by the MoPSC.

•
Ameren Missouri's current MEEIA plan provides for a cumulative investment in customer energy efficiency programs of up to $147 million during 2013 through 2015. Additionally, the plan provides for a performance incentive that would allow Ameren Missouri to earn additional revenues based on achievement of certain customer energy efficiency goals, including $19 million if 100% of the goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceed those goals. Through the end of 2014, Ameren Missouri achieved, subject to MoPSC review, over 80% of the customer energy efficiency goals and expects to exceed 100% of the customer energy efficiency goals by the end of 2015 and recognize revenues associated with the performance incentive in excess of $19 million within the next two years. Ameren Missouri records revenues based on the net shared benefits associated with the reduction in customer energy usage that results from its customer energy efficiency programs. From January 2013 through June 2015, Ameren Missouri has recorded revenues of $115 million associated with the net shared benefits based on the megawatthour reductions provided by the MEEIA customer energy efficiency programs both in the program period and in the future.

•
In June 2015, Ameren Missouri, along with certain other intervenor parties, filed a non-unanimous stipulation and agreement with the MoPSC that proposed an energy efficiency plan for 2016 through 2018 under the MEEIA. If this plan is approved by the MoPSC, beginning in January 2016, Ameren Missouri intends to invest up to $197 million over three years in the proposed customer energy efficiency programs. The $65 million of projected net shared benefits under this proposed plan, is less than the net shared benefits recognized during the 2013 through 2015 plan. In addition, similar to its existing MEEIA energy efficiency plan that ends in December 2015, Ameren Missouri requested a performance incentive that would allow it to potentially earn additional revenues by achieving certain customer energy efficiency goals, including $30 million if 100% of the goals are achieved during the three-year period. Ameren Missouri would need to achieve at least 70% of its customer energy efficiency goals before it earns a performance incentive. The final terms of any new plan are subject to MoPSC approval and are currently uncertain.

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

•
In December 2014, the ICC approved a $204 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2015. The resulting customer rates have affected and will continue to affect Ameren Illinois' cash receipts during 2015, but will not be the sole determinant of its electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2015 revenue requirement reconciliation. The 2015 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2017.

•
In April 2015, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used to set rates for 2016. Pending ICC approval, and if approved as filed, Ameren Illinois’ update filing would result in a $110 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2015. In July 2015, the ICC staff recommended adjustments that would result in a $107 million increase in Ameren Illinois’ electric delivery service revenue requirement.

•
Ameren Illinois implemented redesigned seasonal electric delivery service rates in January 2015. Due to timing of the seasonal rate redesign, Ameren Illinois’ electric revenues decreased $11 million for the six months ended June 30, 2015. These redesigned electric delivery service rates have an effect on quarterly earnings comparisons but are not expected to materially affect earnings on an annual basis.

•
In July 2015, Ameren Illinois filed an amended request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. This case includes a capital structure composed of 50% common equity and a rate base of $1.2 billion. In July 2015, Ameren Illinois, the ICC staff, and certain other intervenors filed a stipulation and agreement with the ICC that would result in rates that are based on a return on common equity of 9.6%. The agreement does not address all the positions with all of the parties in the case. Based on the terms in the agreement and the unresolved positions in the case, Ameren Illinois' request seeks an annual revenue increase of $45 million, which Ameren Illinois estimates is materially identical to the ICC staff’s recommendation. A decision by the ICC in this proceeding is required by December 2015, and new rates are expected to be effective in January 2016.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in the spring of 2016. During the fall 2014 refueling, Ameren Missouri incurred maintenance expenses of $36 million. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, resulting in limited impacts to earnings.

•
Ameren Missouri is engaged in litigation with an insurer to recover an unpaid liability insurance claim for the December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri’s insurance receivable of $41 million as of June 30, 2015, is not paid by the insurer.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address cost recovery pressures and to support investment in their energy infrastructure. These pressures include limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased use of innovative and increasingly cost-effective technological advances including distributed generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among others.

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
Liquidity and Capital Resources

•
We expect to incur significant capital expenditures to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will incur up to $9.3 billion (Ameren Missouri - up to $3.9 billion; Ameren Illinois - up to $4.0 billion; ATXI - up to $1.4 billion) of capital expenditures during the period from 2015 through 2019. Ameren is currently evaluating potential capital investments at Ameren Illinois for 2016 through 2019 of an estimated $500 million to $1 billion that are incremental to the estimates above. We will continue to evaluate these investment opportunities and others over the balance of the year as a part of our normal annual planning process.

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

•
Ameren Missouri is in the preliminary stage of evaluating its potential compliance plans for the Clean Power Plan and the potential impacts to its operations, including those related to electric system reliability and its level of investment in customer energy efficiency programs. Under the Clean Power Plan, Ameren Missouri expects to incur increased net fuel and operating costs, and new or accelerated capital expenditures, in addition to making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs.

•
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

•
As of June 30, 2015, Ameren had $454 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri - $42 million and Ameren Illinois - $122 million) and $134 million in federal and state income tax credit carryforwards (Ameren Missouri - $24 million and Ameren Illinois - $1 million). Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri and Ameren Illinois during 2015 and 2016, while Ameren does not expect to make material federal income tax payments until 2017. In addition, Ameren has $55 million of expected income tax refunds and state overpayments that would offset income tax liabilities into 2017. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to fund electric transmission investments, specifically ATXI's Illinois Rivers project.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren expects to utilize debt to fund such cash shortfalls and does not currently expect to issue equity over the next several years.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined by current liabilities exceeding current assets, as was the case at June 30, 2015. The working capital deficit as of June 30, 2015, was primarily the result of increased commercial paper issuances. The Ameren Companies had $886 million of commercial paper issuances outstanding as of June 30, 2015. With the 2012 Credit Agreements, the Ameren Companies have access to $2.1 billion of credit capacity, of which $1.2 billion was available at June 30, 2015.

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

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2015. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Six Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(36)	$(213)	$(249)	$(28)	$(185)	$(213)
Contracts realized or otherwise settled during the period	4	14	18	4	22	26
Fair value of new contracts entered into during the period	25	(1)	24	25	(2)	23
Other changes in fair value	3	(2)	1	(5)	(37)	(42)
Fair value of contracts outstanding at end of period, net	$(4)	$(202)	$(206)	$(4)	$(202)	$(206)

The following table presents maturities of derivative contracts as of June 30, 2015, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(12)	$(5)	$—	$—	$(17)
Level 2(a)	(4)	(4)	(3)	—	(11)
Level 3(b)	24	—	—	—	24
Total	$8	$(9)	$(3)	$—	$(4)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(23)	(13)	—	—	(36)
Level 3(b)	(11)	(23)	(22)	(110)	(166)
Total	$(34)	$(36)	$(22)	$(110)	$(202)
Ameren:
Level 1	$(12)	$(5)	$—	$—	$(17)
Level 2(a)	(27)	(17)	(3)	—	(47)
Level 3(b)	13	(23)	(22)	(110)	(142)
Total	$(26)	$(45)	$(25)	$(110)	$(206)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on a Black-Scholes model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2015, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center, under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	Ameren Missouri’s notice of appeal of the MoPSC’s April 2015 electric rate order;

•	Ameren Missouri’s MEEIA filing with the MoPSC;

•	Ameren Illinois’ annual electric delivery service formula rate update filed with the ICC in April 2015;

•	Ameren Illinois’ natural gas rate case filed with the ICC in January 2015;

•
ATXI’s request for a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project and a request for a certificate of convenience and necessity from the MoPSC for the Mark Twain project;

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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	—	$—	—	—
May 1 - May 31, 2015	1,285	40.34	—	—
June 1 - June 30, 2015	21,641	39.21	—	—
Total	22,926	$39.27	—	—

(a)
The 22,926 shares of Ameren common stock were purchased in open-market transactions in May and June pursuant to the 2014 Incentive Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2015, to June 30, 2015.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045	April 6, 2015 Form 8-K, Exhibit 4.2, File No. 1-2967
4.2	Ameren Ameren Missouri	Global Note, dated April 6, 2015, representing the 3.65% Senior Secured Notes due 2045	April 6, 2015 Form 8-K, Exhibit 4.3, File No. 1-2967
4.3	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015, relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: August 6, 2015