Form 10-Q
period 2015-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2015-11-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of October 30, 2015, was as follows:

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

Clean Power Plan - “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” an EPA rule that establishes emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired generating units.
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
Net shared benefits - Ameren Missouri’s share of the present value of lifetime energy savings, net of program costs, designed to offset sales volume reductions resulting from Ameren Missouri’s customer energy efficiency programs.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, that may result from Ameren Illinois’ April 2015 annual electric delivery service formula update filing under the IEIMA; Ameren Illinois' January 2015 natural gas delivery service rate case filing; the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff; the complaint case filed with the MoPSC regarding the performance incentive for the 2013 through 2015 MEEIA plan; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms;

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

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and distributed generation sources, which generate electricity at the site of consumption and are becoming more cost competitive;

•
the effectiveness of Ameren Missouri's customer energy efficiency programs and the related amount of any net shared benefits and performance incentive earned under the current MEEIA plan and any future MEEIA plan;

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

•
the ability to obtain sufficient insurance, including insurance relating to Ameren Missouri’s Callaway energy center, and to recover the costs of such insurance or, in the absence of insurance, the ability to recover uninsured losses;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

•
the financial condition of Noranda and any significant reductions in the sales volumes used by its aluminum smelter in southeast Missouri below the sales volumes assumed in determining Ameren Missouri’s electric rates;

•
revisions to Ameren Missouri’s long-term power supply agreement with Noranda, including Ameren Missouri’s notification to terminate the agreement effective June 1, 2020 and Ameren Missouri’s decision whether to seek MoPSC approval to cease providing electricity to Noranda thereafter;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$1,700	$1,523	$4,093	$3,864
Gas	133	147	697	819
Total operating revenues	1,833	1,670	4,790	4,683
Operating Expenses:
Fuel	259	236	670	638
Purchased power	153	114	393	340
Gas purchased for resale	38	49	320	432
Other operations and maintenance	428	402	1,256	1,231
Provision for Callaway construction and operating license (Note 2)	—	—	69	—
Depreciation and amortization	201	187	594	551
Taxes other than income taxes	128	121	369	362
Total operating expenses	1,207	1,109	3,671	3,554
Operating Income	626	561	1,119	1,129
Other Income and Expense:
Miscellaneous income	19	21	54	60
Miscellaneous expense	5	7	22	20
Total other income	14	14	32	40
Interest Charges	87	85	264	266
Income Before Income Taxes	553	490	887	903
Income Taxes	208	194	333	357
Income from Continuing Operations	345	296	554	546
Income (Loss) from Discontinued Operations, Net of Taxes (Note 12)	—	(1)	52	(3)
Net Income	345	295	606	543
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	2	2	5	5
Net Income (Loss) Attributable to Ameren Common Stockholders:
Continuing Operations	343	294	549	541
Discontinued Operations	—	(1)	52	(3)
Net Income Attributable to Ameren Common Stockholders	$343	$293	$601	$538

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$1.42	$1.21	$2.27	$2.23
Discontinued Operations	—	—	0.21	(0.01)
Earnings per Common Share – Basic	$1.42	$1.21	$2.48	$2.22

Earnings (Loss) per Common Share – Diluted:
Continuing Operations	$1.41	$1.20	$2.26	$2.21
Discontinued Operations	—	—	0.21	(0.01)
Earnings per Common Share – Diluted	$1.41	$1.20	$2.47	$2.20

Dividends per Common Share	$0.41	$0.40	$1.23	$1.20
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	243.9	244.3	243.8	244.3
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from Continuing Operations	$345	$296	$554	$546
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $4 and $3, respectively	—	—	4	3
Comprehensive Income from Continuing Operations	345	296	558	549
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income from Continuing Operations Attributable to Ameren Common Stockholders	343	294	553	544

Income (Loss) from Discontinued Operations, Net of Taxes	—	(1)	52	(3)
Other Comprehensive Income from Discontinued Operations, Net of Taxes	—	—	—	—
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Common Stockholders	—	(1)	52	(3)
Comprehensive Income Attributable to Ameren Common Stockholders	$343	$293	$605	$541
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$72	$5
Accounts receivable – trade (less allowance for doubtful accounts of $20 and $21, respectively)	508	423
Unbilled revenue	234	265
Miscellaneous accounts and notes receivable	113	81
Materials and supplies	548	524
Current regulatory assets	163	295
Current accumulated deferred income taxes, net	225	352
Other current assets	103	86
Assets of discontinued operations (Note 12)	17	15
Total current assets	1,983	2,046
Property and Plant, Net	18,307	17,424
Investments and Other Assets:
Nuclear decommissioning trust fund	534	549
Goodwill	411	411
Regulatory assets	1,578	1,582
Other assets	646	664
Total investments and other assets	3,169	3,206
TOTAL ASSETS	$23,459	$22,676
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$395	$120
Short-term debt	783	714
Accounts and wages payable	525	711
Taxes accrued	160	46
Interest accrued	103	85
Current regulatory liabilities	89	106
Other current liabilities	404	434
Liabilities of discontinued operations (Note 12)	30	33
Total current liabilities	2,489	2,249
Long-term Debt, Net	5,981	6,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,084	3,923
Accumulated deferred investment tax credits	62	64
Regulatory liabilities	1,894	1,850
Asset retirement obligations	597	396
Pension and other postretirement benefits	666	705
Other deferred credits and liabilities	530	514
Total deferred credits and other liabilities	7,833	7,452
Commitments and Contingencies (Notes 2, 9, 10 and 12)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,612	5,617
Retained earnings	1,405	1,103
Accumulated other comprehensive loss	(5)	(9)
Total Ameren Corporation stockholders’ equity	7,014	6,713
Noncontrolling Interests	142	142
Total equity	7,156	6,855
TOTAL LIABILITIES AND EQUITY	$23,459	$22,676
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$606	$543
(Income) loss from discontinued operations, net of taxes	(52)	3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—
Depreciation and amortization	582	526
Amortization of nuclear fuel	71	70
Amortization of debt issuance costs and premium/discounts	16	16
Deferred income taxes and investment tax credits, net	318	370
Allowance for equity funds used during construction	(19)	(26)
Stock-based compensation costs	20	20
Other	(8)	(9)
Changes in assets and liabilities:
Receivables	(71)	16
Materials and supplies	(23)	(34)
Accounts and wages payable	(172)	(187)
Taxes accrued	114	100
Regulatory assets and liabilities	74	(216)
Assets, other	20	44
Liabilities, other	(41)	(21)
Pension and other postretirement benefits	29	(27)
Counterparty collateral, net	—	20
Net cash provided by operating activities – continuing operations	1,533	1,208
Net cash used in operating activities – discontinued operations	(5)	(5)
Net cash provided by operating activities	1,528	1,203
Cash Flows From Investing Activities:
Capital expenditures	(1,332)	(1,310)
Nuclear fuel expenditures	(30)	(28)
Purchases of securities – nuclear decommissioning trust fund	(301)	(365)
Sales and maturities of securities – nuclear decommissioning trust fund	290	354
Proceeds from note receivable – Marketing Company	12	79
Contributions to note receivable – Marketing Company	(8)	(84)
Other	7	3
Net cash used in investing activities – continuing operations	(1,362)	(1,351)
Net cash provided by investing activities – discontinued operations	—	139
Net cash used in investing activities	(1,362)	(1,212)
Cash Flows From Financing Activities:
Dividends on common stock	(298)	(291)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	69	385
Redemptions and maturities of long-term debt	(114)	(692)
Issuances of long-term debt	249	598
Capital issuance costs	(2)	(4)
Other	2	1
Net cash used in financing activities – continuing operations	(99)	(8)
Net cash used in financing activities – discontinued operations	—	—
Net cash used in financing activities	(99)	(8)
Net change in cash and cash equivalents	67	(17)
Cash and cash equivalents at beginning of year	5	30
Cash and cash equivalents at end of period	$72	$13
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$1,151	$1,076	$2,752	$2,696
Gas	19	21	101	117
Other	1	—	2	1
Total operating revenues	1,171	1,097	2,855	2,814
Operating Expenses:
Fuel	259	236	670	638
Purchased power	29	27	87	91
Gas purchased for resale	5	7	43	58
Other operations and maintenance	233	226	673	672
Provision for Callaway construction and operating license (Note 2)	—	—	69	—
Depreciation and amortization	125	118	367	351
Taxes other than income taxes	97	89	262	248
Total operating expenses	748	703	2,171	2,058
Operating Income	423	394	684	756
Other Income and Expense:
Miscellaneous income	14	15	37	45
Miscellaneous expense	3	4	8	10
Total other income	11	11	29	35
Interest Charges	54	53	164	159
Income Before Income Taxes	380	352	549	632
Income Taxes	140	129	205	234
Net Income	240	223	344	398
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$240	$223	$344	$398

Net Income	$240	$223	$344	$398
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Stockholder	$239	$222	$341	$395
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$69	$1
Advances to money pool	250	—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $8, respectively)	260	190
Accounts receivable – affiliates	8	65
Unbilled revenue	148	146
Miscellaneous accounts and notes receivable	62	35
Materials and supplies	374	347
Current regulatory assets	97	163
Other current assets	57	92
Total current assets	1,325	1,039
Property and Plant, Net	11,041	10,867
Investments and Other Assets:
Nuclear decommissioning trust fund	534	549
Regulatory assets	646	695
Other assets	395	391
Total investments and other assets	1,575	1,635
TOTAL ASSETS	$13,941	$13,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$266	$120
Short-term debt	—	97
Accounts and wages payable	187	405
Accounts payable – affiliates	35	56
Taxes accrued	273	32
Interest accrued	66	58
Current regulatory liabilities	41	18
Other current liabilities	116	117
Total current liabilities	984	903
Long-term Debt, Net	3,869	3,879
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,858	2,806
Accumulated deferred investment tax credits	59	61
Regulatory liabilities	1,166	1,147
Asset retirement obligations	590	389
Pension and other postretirement benefits	267	274
Other deferred credits and liabilities	30	30
Total deferred credits and other liabilities	4,970	4,707
Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,784	1,569
Preferred stock	80	80
Retained earnings	1,743	1,892
Total stockholders’ equity	4,118	4,052
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,941	$13,541
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$344	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—
Depreciation and amortization	356	329
Amortization of nuclear fuel	71	70
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	88	139
Allowance for equity funds used during construction	(16)	(24)
Other	1	1
Changes in assets and liabilities:
Receivables	(51)	(76)
Materials and supplies	(26)	3
Accounts and wages payable	(177)	(151)
Taxes accrued	243	(22)
Regulatory assets and liabilities	101	(78)
Assets, other	6	44
Liabilities, other	11	30
Pension and other postretirement benefits	15	(8)
Net cash provided by operating activities	1,040	660
Cash Flows From Investing Activities:
Capital expenditures	(444)	(548)
Nuclear fuel expenditures	(30)	(28)
Purchases of securities – nuclear decommissioning trust fund	(301)	(365)
Sales and maturities of securities – nuclear decommissioning trust fund	290	354
Money pool advances, net	(250)	—
Other	(4)	(6)
Net cash used in investing activities	(739)	(593)
Cash Flows From Financing Activities:
Dividends on common stock	(490)	(268)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	(97)	65
Money pool borrowings, net	—	(105)
Maturities of long-term debt	(114)	(104)
Issuances of long-term debt	249	350
Capital contribution from parent	224	—
Capital issuance cost	(2)	(2)
Net cash used in financing activities	(233)	(67)
Net change in cash and cash equivalents	68	—
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$69	$1
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Electric	$540	$445	$1,316	$1,162
Gas	115	127	597	703
Total operating revenues	655	572	1,913	1,865
Operating Expenses:
Purchased power	128	89	317	256
Gas purchased for resale	33	43	277	374
Other operations and maintenance	202	185	606	580
Depreciation and amortization	74	66	220	193
Taxes other than income taxes	29	31	101	109
Total operating expenses	466	414	1,521	1,512
Operating Income	189	158	392	353
Other Income and Expense:
Miscellaneous income	4	4	15	12
Miscellaneous expense	3	2	10	7
Total other income	1	2	5	5
Interest Charges	33	31	99	90
Income Before Income Taxes	157	129	298	268
Income Taxes	59	54	114	110
Net Income	98	75	184	158
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $(1), $(2) and $(2), respectively	—	—	(2)	(2)
Comprehensive Income	$98	$75	$182	$156

Net Income	$98	$75	$184	$158
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Stockholder	$98	$75	$182	$156
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $13, respectively)	229	212
Accounts receivable – affiliates	1	22
Unbilled revenue	86	119
Miscellaneous accounts receivable	11	9
Materials and supplies	174	177
Current regulatory assets	65	129
Current accumulated deferred income taxes, net	50	160
Other current assets	16	15
Total current assets	632	844
Property and Plant, Net	6,615	6,165
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	922	883
Other assets	76	78
Total investments and other assets	1,409	1,372
TOTAL ASSETS	$8,656	$8,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$129	$—
Short-term debt	—	32
Borrowings from money pool	122	15
Accounts and wages payable	251	207
Accounts payable – affiliates	36	50
Taxes accrued	7	17
Interest accrued	39	24
Customer deposits	70	77
Mark-to-market derivative liabilities	38	42
Current environmental remediation	35	52
Current regulatory liabilities	37	84
Other current liabilities	90	100
Total current liabilities	854	700
Long-term Debt, Net	2,112	2,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,412	1,408
Regulatory liabilities	728	703
Pension and other postretirement benefits	282	277
Environmental remediation	203	199
Other deferred credits and liabilities	224	192
Total deferred credits and other liabilities	2,849	2,779
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,980	1,980
Preferred stock	62	62
Retained earnings	793	611
Accumulated other comprehensive income	6	8
Total stockholders’ equity	2,841	2,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,656	$8,381

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$184	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	190
Amortization of debt issuance costs and premium/discounts	11	10
Deferred income taxes and investment tax credits, net	108	136
Other	(7)	(6)
Changes in assets and liabilities:
Receivables	45	80
Materials and supplies	3	(37)
Accounts and wages payable	11	1
Taxes accrued	(10)	(5)
Regulatory assets and liabilities	(31)	(135)
Assets, other	7	6
Liabilities, other	(13)	(4)
Pension and other postretirement benefits	13	(12)
Counterparty collateral, net	2	14
Net cash provided by operating activities	541	396
Cash Flows From Investing Activities:
Capital expenditures	(620)	(633)
Other	5	6
Net cash used in investing activities	(615)	(627)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(32)	189
Money pool borrowings, net	107	(40)
Redemptions of long-term debt	—	(163)
Issuances of long-term debt	—	248
Capital issuance costs	—	(2)
Advances received for construction	—	1
Net cash provided by financing activities	73	231
Net change in cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$—	$1
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri and Ameren Illinois. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Also see the Glossary of Terms and Abbreviations at the front of this report and in the Form 10-K.

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
Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2015:

	Ameren Missouri	Ameren Illinois(a)	Ameren
Balance at December 31, 2014	$389	$7	$396
Liabilities incurred(b)	3	—	3
Liabilities settled	(1)	(c)	(1)
Accretion in 2015(d)	17	(c)	17
Change in estimates(e)	182	(c)	182
Balance at September 30, 2015	$590	$7	$597

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Ameren and Ameren Missouri recorded a new ARO of $3 million related to the Callaway energy center’s dry spent fuel storage facility. See Note 10 - Callaway Energy Center for additional information.

(c)	Less than $1 million.

(d)	Accretion expense was recorded as an increase to regulatory assets.

(e)
The ARO increase resulted in a corresponding increase recorded to “Property and Plant, Net.” During 2015, Ameren and Ameren Missouri increased their AROs related to the decommissioning of the Callaway energy center by $99 million to reflect the 2015 cost study and funding analysis filed with the MoPSC, extension of the estimated operating life until 2044, and a reduction in the discount rate assumption. See Note 10 - Callaway Energy Center for additional information. In addition, as a result of new federal regulations, Ameren and Ameren Missouri recorded an increase of $79 million to their AROs associated with CCR storage facilities. See Note 9 - Commitments and Contingencies for additional information. Ameren and Ameren Missouri also increased their AROs by $4 million due to a change in the estimated retirement dates of the Meramec and Rush Island energy centers as a result of the MoPSC’s April 2015 electric rate order.

Stock-based Compensation
A summary of nonvested performance share units at September 30, 2015, and changes during the nine months ended September 30, 2015, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Number of Performance Share Units	Weighted-average Fair Value Per Performance Share Unit
Nonvested at January 1, 2015	1,162,377	$35.35
Granted(a)	569,892	52.88
Forfeitures	(1,944)	34.75
Vested(b)	(92,892)	45.97
Nonvested at September 30, 2015	1,637,433	$40.85

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees in 2015 under the 2014 Incentive Plan.

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
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	2015	2014	2015	2014
Ameren Missouri	$52	$47	$127	$120
Ameren Illinois	9	9	42	46
Ameren	$61	$56	$169	$166

Uncertain Tax Positions
The following table presents the total amount of reserves for unrecognized tax benefits (detriments) related to uncertain tax positions as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
Ameren	$—	$54
Ameren Missouri	—	—
Ameren Illinois	—	(1)
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
State income tax returns are generally subject to examination for a period of three years after filing. We do not currently have material state income tax issues under examination, administrative appeal, or litigation. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Ameren common stockholders by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing net income attributable to Ameren common stockholders by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 1.3 million and 1.2 million in the three and nine months ended September 30, 2015, respectively, and 1.7 million in both of the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2015 and 2014.
Accounting and Reporting Developments
Below is a summary of recently issued authoritative accounting standards relevant to the Ameren Companies.
Revenue from Contracts with Customers
In 2014, FASB issued authoritative accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The guidance requires an entity to recognize an amount of revenue for the transfer of promised goods or services to customers that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB deferred the effective date of this revenue standard to the first quarter of 2018, with an option for entities to early adopt in the first quarter of 2017. The guidance allows entities to choose one of two transition methods, either by applying the guidance retrospectively to each reporting period presented or by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial positions and disclosures, as well as the transition method that they will use to adopt the guidance.
Presentation of Debt Issuance Costs
In April 2015, FASB issued authoritative accounting guidance to simplify the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a reduction to the associated debt liability. Currently, debt issuance costs are presented as a component of “Other assets” on the Ameren Companies’ balance sheets. As of September 30, 2015, Ameren, Ameren Missouri, and Ameren Illinois had debt issuance costs of $35 million, $15 million, and $19 million, respectively. The Ameren Companies expect to early adopt this standard in the fourth quarter of 2015. The guidance will be applied retrospectively, and will not affect the Ameren Companies' results of operations or cash flows.
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
The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. In addition, the order did not approve the continued use of the regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. The order did approve the continued use of the regulatory tracking mechanisms for pension and other postretirement benefits, renewable energy standard costs, solar rebates, and uncertain tax positions that the MoPSC authorized in prior electric rate orders.
In addition, the order approved a reduction to Noranda’s electric rates with an offsetting increase in electric rates for Ameren Missouri’s other customers. The rate shift is revenue neutral to Ameren Missouri.
In June 2015, Ameren Missouri filed an appeal with the Missouri Court of Appeals, Western District, of the reduction to Noranda’s electric rates included in the MoPSC’s order. The outcome of this appeal is not expected to impact Ameren Missouri’s results of operations, financial position, or liquidity.
MEEIA Filing
The MEEIA established a regulatory framework that, among other things, requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Missouri does not have a law mandating energy efficiency programs.
In August 2012, the MoPSC approved Ameren Missouri’s customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015. The 2013 through 2015 plan anticipated Ameren Missouri would invest up to $147 million in customer energy efficiency programs, realize $100 million of net shared benefits, and be eligible for a performance incentive that would allow it the potential to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals are achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceed those goals. From January 2013 through September 2015, Ameren Missouri invested $110 million in customer energy efficiency programs and realized $134 million of net shared benefits. In June 2015, the MoPSC staff filed a complaint case with the MoPSC regarding the method and inputs used in calculating the performance incentive. If the MoPSC agrees with the MoPSC staff’s interpretation of the August 2012 MEEIA order, the performance incentive recognized in 2016 would be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. Ameren Missouri has not recorded revenues associated with the performance incentive. However, regardless of the MoPSC’s decision in the complaint case, Ameren Missouri believes it will exceed 100% of the customer energy efficiency goals, subject to MoPSC review, and therefore expects to recognize revenues of at least $19 million in 2016. There is no date by which the MoPSC must issue a decision in this complaint case.
In October 2015, the MoPSC rejected Ameren Missouri’s MEEIA energy efficiency plan for 2016 through 2018, which included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, net shared benefits, and a performance incentive from customers. Ameren Missouri is studying the MoPSC’s October 2015 order and evaluating whether to file another proposed energy efficiency plan with the MoPSC.

Noranda Contract Notification
Ameren Missouri supplies electricity to Noranda’s aluminum smelter in southeast Missouri under a long-term power supply agreement. In May 2015, Ameren Missouri notified Noranda of its intent to terminate the agreement effective June 1, 2020. If Ameren Missouri wanted to cease providing electricity to Noranda, Ameren Missouri would also be required to obtain approval from the MoPSC. Sales to Noranda represented 5% of Ameren Missouri’s total electric revenue in 2014.
ATXI Transmission Projects
In May 2015, the MoPSC granted ATXI a certificate of convenience and necessity for the seven-mile portion of the Illinois Rivers project located in Missouri.
In June 2015, ATXI made a filing with the MoPSC requesting a certificate of convenience and necessity for the Mark Twain project. The Mark Twain project is a MISO-approved 100-mile transmission line located in northeast Missouri. A decision is expected from the MoPSC in 2016.
Illinois
IEIMA
Under the provisions of the IEIMA’s formula rate framework, which currently extends through 2019, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of September 30, 2015, Ameren Illinois had recorded regulatory assets of $52 million, $103 million, and $14 million, to reflect its expected 2015, 2014, and 2013 revenue requirement reconciliation adjustments, with interest, respectively. Ameren Illinois is collecting the 2013 revenue requirement reconciliation adjustment from customers during 2015.
Ameren Illinois’ annual electric delivery service formula rate update to establish customer rates for 2016 is currently pending before the ICC. If the ICC approves as filed, the annual update filing would result in a $109 million increase in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual recoverable costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2015. In October 2015, the ICC staff submitted its calculation of Ameren Illinois’ revenue requirement. The ICC staff recommended adjustments that would result in a $107 million increase in Ameren Illinois’ electric delivery service revenue requirement. An ICC decision on this update filing is required by December 2015.
2015 Natural Gas Delivery Service Rate Case
In January 2015, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In an attempt to reduce regulatory lag, Ameren Illinois used a 2016 future test year in this proceeding. Additionally, the request included a proposal to implement a volume balancing adjustment for residential and small nonresidential customers. The volume balancing adjustment would increase or decrease revenues as weather deviates from normal conditions to ensure that weather-related changes in natural gas sales volumes do not result in an over or under collection of natural gas revenues for these rate classes. This case includes a capital structure composed of 50% common equity and a rate base of $1.2 billion. In July 2015, Ameren Illinois, the ICC staff, and certain other intervenors filed a stipulation and agreement with the ICC that would result in rates that are based on a return on common equity of 9.6%. The agreement does not address the positions of all of the parties in the rate case. Based on the terms in the agreement and the unresolved positions in the case, Ameren Illinois' request seeks an annual revenue increase of $45 million, which is consistent with the ICC staff’s recommendation and the administrative law judges' proposed order issued in November 2015. The administrative law judges' order also proposed the approval of the volume balancing adjustment.
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
ATXI Transmission Project
The Spoon River project is a MISO-approved 46-mile transmission line to be constructed in northwest Illinois. In September 2015, the ICC granted a certificate of public convenience and necessity and project approval for the Spoon River project.

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
In July 2015, the FERC approved a settlement agreement between Ameren Illinois and the affected customers. The settlement agreement required Ameren Illinois to make refunds and payments of $8 million to electric transmission customers, all of which was paid by September 30, 2015. The settlement agreement also requires Ameren Illinois to take other actions, such as reducing common equity for electric transmission ratemaking purposes on a prospective basis.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 9.15%. Currently, the FERC-allowed base return on common equity for MISO transmission owners is 12.38%. The FERC scheduled the case for hearing proceedings, requiring a proposed order from its administrative law judge to be issued no later than November 30, 2015, which will subsequently require FERC approval. The FERC has previously utilized a calculation to establish the allowed base return on common equity, which requires multiple inputs based on observable market data specific to the utility industry and broader macroeconomic data spanning unique time periods for each return on equity complaint case. We expect observable market data for the six months ended February 11, 2015, will be used in the November 2013 complaint case. As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated MISO transmission rate base under the MISO tariff to 8.67%. The FERC scheduled the February 2015 complaint case for hearing proceedings, requiring a proposed order from its administrative law judge to be issued no later than June 30, 2016, which will subsequently require FERC approval. We expect observable market data for the six months ended December 31, 2015, will be used in the February 2015 complaint case.
As of September 30, 2015, Ameren and Ameren Illinois had current regulatory liabilities of $36 million and $25 million, respectively, representing their estimates of the potential refunds from the November 12, 2013 refund effective date. Ameren’s and Ameren Illinois’ recorded liabilities reflect their interpretation of the method and inputs used in the FERC’s calculation to establish the allowed base return on common equity, based on observable market data for the six months ended February 11,

2015, with respect to the November 2013 complaint case refund period, and based on observable market data through September 30, 2015, with respect to the February 2015 complaint case refund period. Ameren’s and Ameren Illinois’ liabilities also reflect the incentive adder discussed below, which became effective in early January 2015. Ameren Missouri did not record a liability as of September 30, 2015, and does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $4 million and $2 million, respectively, based on 2015 projected rate base.
On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Upon the issuance of the final order addressing the initial MISO complaint case, beginning with its January 6, 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the base return on common equity.

Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a second nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a second nuclear unit at its existing Callaway site, and the NRC suspended review of the COL application. Prior to suspending its efforts, Ameren Missouri had capitalized $69 million related to the project. Due primarily to changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site. As a result of this decision, in the second quarter of 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized costs of the COL. Ameren Missouri has withdrawn its COL application with the NRC.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the nine months ended September 30, 2015, but were used to support commercial paper issuances and to issue letters of credit. Based on letters of credit issued under the 2012 Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available under the 2012 Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at September 30, 2015, was $1.3 billion.
Commercial Paper
The following table presents commercial paper outstanding at Ameren (parent), Ameren Missouri, and Ameren Illinois as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
Ameren (parent)	$783	$585
Ameren Missouri	—	97
Ameren Illinois	—	32
Ameren Consolidated	$783	$714
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the nine months ended September 30, 2015 and 2014:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2015
Average daily commercial paper outstanding	$770	$56	$6	$832
Weighted-average interest rate	0.56%	0.50%	0.44%	0.56%
Peak commercial paper during period(a)	$874	$294	$48	$1,108
Peak interest rate	0.70%	0.60%	0.60%	0.70%
2014
Average daily commercial paper outstanding	$386	$141	$157	$609
Weighted-average interest rate	0.36%	0.38%	0.31%	0.35%
Peak commercial paper during period(a)	$531	$495	$300	$907
Peak interest rate	0.75%	0.70%	0.34%	0.75%

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
The 2012 Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of September 30, 2015, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the 2012 Credit Agreements, were 50%, 48%, and 46%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and, by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, under the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. However, the interest coverage requirement only applies at such times as Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P. As of September 30, 2015, Ameren exceeded the rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement.
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
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the covenants in their credit agreements at September 30, 2015.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing and lending under the utility money pool for the three and nine months ended September 30, 2015, was 0.10% and 0.09%, respectively (2014 - 0.10% and 0.23%, respectively).
See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and nine months ended September 30, 2015 and 2014.

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

Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios and dividend coverage ratios, and bonds and preferred stock issuable as of September 30, 2015, at an assumed annual interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	3.7	$3,338		≥2.5	99.3	$2,206
Ameren Illinois	≥2.0	7.0	3,659	(d)	≥1.5	3.0	203	(e)

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of September 30, 2015, Ameren Illinois had 52% equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At September 30, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.

NOTE 5 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	2015	2014	2015	2014
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$8	$10	$19	$26
Interest income on industrial development revenue bonds	7	6	20	20
Interest income	4	3	12	8
Other	—	2	3	6
Total miscellaneous income	$19	$21	$54	$60
Miscellaneous expense:
Donations	$—	$3	$10	$9
Other	5	4	12	11
Total miscellaneous expense	$5	$7	$22	$20
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$7	$9	$16	$24
Interest income on industrial development revenue bonds	7	6	20	20
Interest income	—	—	1	1
Total miscellaneous income	$14	$15	$37	$45
Miscellaneous expense:
Donations	$—	$2	$3	$5
Other	3	2	5	5
Total miscellaneous expense	$3	$4	$8	$10
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1	$3	$2
Interest income	3	2	10	5
Other	—	1	2	5
Total miscellaneous income	$4	$4	$15	$12
Miscellaneous expense:
Donations	$—	$—	$4	$3
Other	3	2	6	4
Total miscellaneous expense	$3	$2	$10	$7

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2015, and December 31, 2014. As of September 30, 2015, these contracts ran through October 2017, March 2021, May 2032, and December 2016 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2015			2014
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	33	(b)	33	50	(b)	50
Natural gas (in mmbtu)	30	152	182	28	108	136
Power (in megawatthours)	1	10	11	1	11	12
Uranium (pounds in thousands)	299	(b)	299	332	(b)	332

(a)	Fuel oils consist of heating oil and ultra-low-sulfur diesel.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and does not qualify for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2015, and December 31, 2014, all contracts that qualify for hedge accounting received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative instruments, none of which were designated as hedging instruments under hedge accounting, as of September 30, 2015, and December 31, 2014:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2015
Natural gas	Other current assets	$1	$—	$1
Power	Other current assets	22	—	22
	Other assets	1	—	1
	Total assets	$24	$—	$24
Fuel oils	Other current liabilities	$19	$—	$19
	Other deferred credits and liabilities	6	—	6
Natural gas	MTM derivative liabilities	(a)	26	(a)
	Other current liabilities	5	—	31
	Other deferred credits and liabilities	9	18	27
Power	MTM derivative liabilities	(a)	12	(a)
	Other current liabilities	1	—	13
	Other deferred credits and liabilities	—	158	158
Uranium	Other current liabilities	1	—	1
	Total liabilities	$41	$214	$255
2014
Fuel oils	Other current assets	$2	$—	$2
Natural gas	Other current assets	1	1	2
Power	Other current assets	15	—	15
	Total assets	$18	$1	$19
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(a)	31	(a)
	Other current liabilities	6	—	37
	Other deferred credits and liabilities	6	13	19
Power	MTM derivative liabilities	(a)	11	(a)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	—	131	131
Uranium	Other current liabilities	2	—	2
	Total liabilities	$46	$186	$232

(a)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments deferred in regulatory assets or regulatory liabilities as of September 30, 2015, and December 31, 2014:

	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel oils derivative contracts(a)	$(25)	$—	$(25)
Natural gas derivative contracts(b)	(13)	(44)	(57)
Power derivative contracts(c)	22	(170)	(148)
Uranium derivative contracts(d)	(1)	—	(1)
2014
Fuel oils derivative contracts	$(29)	$—	$(29)
Natural gas derivative contracts	(11)	(43)	(54)
Power derivative contracts	12	(142)	(130)
Uranium derivative contracts	(2)	—	(2)

(a)
Represents net losses associated with fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s rail transportation surcharges for coal through December 2017. Losses deferred as current regulatory assets include $19 million at Ameren and Ameren Missouri.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through March 2021 at Ameren and Ameren Missouri and through October 2019 at Ameren Illinois. Gains deferred as current regulatory liabilities include $1 million at Ameren and Ameren Missouri. Losses deferred as current regulatory assets include $31 million, $5 million, and $26 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2016 at Ameren Missouri. Gains deferred as current regulatory liabilities include $22 million at Ameren and Ameren Missouri. Losses deferred as current regulatory assets include $13 million, $1 million, and $12 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through January 2017. Losses deferred as current regulatory assets include $1 million at Ameren and Ameren Missouri.

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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2015, and December 31, 2014:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2015
Assets:
Ameren Missouri	$24	$2	$—	$22
Ameren Illinois	—	—	—	—
Ameren	$24	$2	$—	$22
Liabilities:
Ameren Missouri	$41	$2	$6	$33
Ameren Illinois	214	—	1	213
Ameren	$255	$2	$7	$246
2014
Assets:
Ameren Missouri	$18	$5	$—	$13
Ameren Illinois	1	—	—	1
Ameren	$19	$5	$—	$14
Liabilities:
Ameren Missouri	$46	$5	$5	$36
Ameren Illinois	186	—	—	186
Ameren	$232	$5	$5	$222

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are presented on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of September 30, 2015, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposures were $12 million, $12 million, and $- million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of September 30, 2015, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $11 million, $11 million, and $- million, respectively.

Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on September 30, 2015, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2015
Ameren Missouri	$88	$7	$75
Ameren Illinois	82	1	75
Ameren	$170	$8	$150

(a)	Prior to consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$—	$(1)	Option model	Volatilities(%)(e)	63	(d)
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Natural gas	—	(1)	Option model	Volatilities(%)(e)	20 - 44	33
					Nodal basis($/mmbtu)(b)	(0.30) - (0.10)	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(1.40) - 0.10	(0.20)
					Counterparty credit risk(%)(b)(c)	0.40 - 12.07	6.60
					Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Power(f)	23	(171)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(g)	26 - 40	29
					Estimated auction price for FTRs($/MW)(e)	(480) - 2,333	193
					Nodal basis($/MWh)(e)	(10) - (1)	(3)
					Counterparty credit risk(%)(b)(c)	0.46 - 0.84	0.73
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 4	4
					Escalation rate(%)(e)(h)	2 - 3	2
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6
	Uranium	—	(1)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	37 - 39	37
Ameren Missouri	Fuel oils	$—	$(1)	Option model	Volatilities(%)(e)	63	(d)
				Discounted cash flow	Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Natural gas	—	(1)	Option model	Volatilities(%)(e)	20 - 44	33
					Nodal basis($/mmbtu)(b)	(0.30) - (0.10)	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(e)	(1.40) - 0.10	(0.20)
					Counterparty credit risk(%)(b)(c)	0.40 - 12.07	6.60
					Ameren Missouri credit risk(%)(b)(c)	0.40	(d)
	Power(f)	23	(1)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(b)	26 - 40	34
					Estimated auction price for FTRs($/MW)(e)	(480) - 2,333	193
					Nodal basis($/MWh)(b)	(10) - (5)	(9)
					Counterparty credit risk(%)(b)(c)	0.46 - 0.84	0.73
	Uranium	—	(1)	Discounted cash flow	Average forward uranium pricing($/pound)(e)	37 - 39	37
Ameren Illinois	Power(f)	$—	$(170)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(e)	27 - 33	30
					Nodal basis($/MWh)(e)	(6) - (1)	(3)
					Ameren Illinois credit risk(%)(b)(c)	0.40	(d)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(e)	3 - 4	4
					Escalation rate(%)(e)(h)	2 - 3	2
				Contract price allocation	Estimated renewable energy credit costs($/credit)(e)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first nine months of 2015 or 2014. At September 30, 2015, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2014, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Natural gas	—	1	—	1
	Power	—	—	23	23
	Total derivative assets - commodity contracts	$—	$1	$23	$24
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$3	$—	$—	$3
	Equity securities:
	U.S. large capitalization	338	—	—	338
	Debt securities:
	Corporate bonds	—	61	—	61
	U.S. treasury and agency securities	—	109	—	109
	Other	—	24	—	24
	Total nuclear decommissioning trust fund	$341	$194	$—	$535	(b)
	Total Ameren	$341	$195	$23	$559
Ameren	Derivative assets - commodity contracts(a):
Missouri	Natural gas	—	1	—	1
	Power	—	—	23	23
	Total derivative assets - commodity contracts	$—	$1	$23	$24
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$3	$—	$—	$3
	Equity securities:
	U.S. large capitalization	338	—	—	338
	Debt securities:
	Corporate bonds	—	61	—	61
	U.S. treasury and agency securities	—	109	—	109
	Other	—	24	—	24
	Total nuclear decommissioning trust fund	$341	$194	$—	$535	(b)
	Total Ameren Missouri	$341	$195	$23	$559
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$24	$—	$1	$25
	Natural gas	1	56	1	58
	Power	—	—	171	171
	Uranium	—	—	1	1
	Total Ameren	$25	$56	$174	$255
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$24	$—	$1	$25
	Natural gas	1	12	1	14
	Power	—	—	1	1
	Uranium	—	—	1	1
	Total Ameren Missouri	$25	$12	$4	$41
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$44	$—	$44
	Power	—	—	170	170
	Total Ameren Illinois	$—	$44	$170	$214

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2015:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at July 1, 2015	$(1)	$	(a)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		(a)	(1)
Settlements	1		(a)	1
Ending balance at September 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—	$	(a)	$—
Natural gas:
Beginning balance at July 1, 2015	$—		$(1)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		1	—
Ending balance at September 30, 2015	$(1)		$—	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—		$—	$—
Power:
Beginning balance at July 1, 2015	$27		$(165)	$(138)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	2		(8)	(6)
Settlements	(7)		3	(4)
Ending balance at September 30, 2015	$22		$(170)	$(148)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$1		$(7)	$(6)
Uranium:
Beginning balance at July 1, 2015	$(2)	$	(a)	$(2)
Settlements	1		(a)	1
Ending balance at September 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—	$	(a)	$—

(a)	Not applicable.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2015:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2015	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		(a)	(1)
Settlements	4		(a)	4
Transfers out of Level 3	2		(a)	2
Ending balance at September 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2015	$(1)		$—	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		1	—
Settlements	1		(1)	—
Ending balance at September 30, 2015	$(1)		$—	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—		$—	$—
Power:
Beginning balance at January 1, 2015	$9		$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—		(37)	(37)
Purchases	29		—	29
Settlements	(16)		9	(7)
Ending balance at September 30, 2015	$22		$(170)	$(148)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$1		$(35)	$(34)
Uranium:
Beginning balance at January 1, 2015	$(2)	$	(a)	$(2)
Settlements	1		(a)	1
Ending balance at September 30, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$—	$	(a)	$—

(a)	Not applicable.

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
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of similar financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and nine months ended September 30, 2015, and 2014, there were no transfers between Level 1, Level 2, and Level 3 related to derivative commodity contracts, with the exception of $2 million of transfers out of Level 3 into Level 1 related to fuel oil contracts at Ameren and Ameren Missouri for the nine months ended September 30, 2015.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$6,376	$6,916	$6,240	$7,135
Preferred stock	142	124	142	122
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,135	$4,488	$3,999	$4,518
Preferred stock	80	75	80	73
Ameren Illinois:
Long-term debt	$2,241	$2,428	$2,241	$2,517
Preferred stock	62	49	62	49

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.

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

Electric Power Supply Agreements
In April and September 2015, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 31, 2018. Ameren Missouri was among the winning suppliers in these events. As a result, in April 2015, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 667,000 megawatthours at an average price of $36 per megawatthour during the period of June 1, 2015, through June 30, 2017. In September 2015, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 339,000 megawatthours at an average price of $38 per megawatthour during the period of November 1, 2015 through May 31, 2018.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and nine months ended September 30, 2015 and 2014.

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2015		$4	$	(a)		$9	$	(a)
agreements with Ameren Illinois		2014		2		(a)		5		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		6		1		19		3
rent and facility services		2014		6		(b)		15		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		1		(b)		2		(b)
miscellaneous support services		2014		(b)		(b)		1		(b)
Total Operating Revenues		2015		$11		$1		$30		$3
		2014		8		(b)		21		1
Ameren Illinois power supply	Purchased Power	2015	$	(a)		$4	$	(a)		$9
agreements with Ameren Missouri		2014		(a)		2		(a)		5
Ameren Illinois transmission	Purchased Power	2015		(a)		1		(a)		2
services with ATXI		2014		(a)		1		(a)		2
Total Purchased Power		2015	$	(a)		$5	$	(a)		$11
		2014		(a)		3		(a)		7
Ameren Services support services	Other Operations and Maintenance	2015		$30		$28		$96		$87
agreement		2014		25		26		90		80
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2015	$	(b)	$	(b)	$	(b)	$	(b)
		2014		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at September 30, 2015. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2015.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	12,986	(a)	127	(b)
	$13,361	(c)	$127
Property damage:
NEIL	$2,750	(d)	$27	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$3,250		$27
Replacement power:
NEIL	$490	(g)	$10	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

(b)
Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $19 million per year.

(c)
Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $127 million per incident for each licensed reactor it operates with a maximum of $19 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.

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

Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois have entered into various long-term commitments for purchased power and natural gas for distribution. For a complete listing of our obligations and commitments, see Note 15 - Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
At September 30, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,832 million, $2,913 million, and $1,888 million, respectively.
In April and September 2015, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 31, 2018. In the April procurement event, Ameren Illinois contracted to purchase approximately 5,526,000 megawatthours of energy products for $185 million from June 1, 2015, through May 31, 2018. In the September procurement event, Ameren Illinois contracted to purchase approximately 2,592,000 megawatt hours of energy products for $83 million from November 1, 2015, through May 31, 2018. The results of both procurement events are included in Ameren’s and Ameren Illinois’ obligations discussed above. See Note 8 - Related Party Transactions in this report for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of these procurement events.
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
The EPA is developing and implementing environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules proposed or promulgated include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management of CCR and CCR landfills and impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to waste water discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants such as particulate matter, ozone, SO2 and NOx. The EPA issued a more stringent national ambient air quality standard for ozone on October 1, 2015. Certain of these new regulations are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs, as well as the applicable regulatory framework, could result in regulatory lag.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $350 million to $400 million in the aggregate from 2015 through 2019 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional pollution controls within the next six to 10 years. This estimate includes our capital expenditures required for the CCR regulations that were published in 2015, compliance with the MATS, and the rule applicable to cooling water intake structures at existing power plants under the Clean Water Act, all of which are discussed below. This estimate does not include the impacts of the Clean Power Plan and the new effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act, both of which are discussed below. Considerable uncertainty remains in this estimate. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant new environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.

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
In December 2011, the EPA issued the MATS under the Clean Air Act, which requires reductions in emissions of mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride. The MATS do not require a specific control technology to achieve the emission reductions. The MATS apply to each unit at a coal-fired power plant. However, in certain cases, compliance can be achieved by averaging emissions from similar units at the same power plant. Compliance was required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers were granted extensions. In June 2015, the United States Supreme Court remanded a case challenging the MATS to the United States Court of Appeals for the District of Columbia Circuit for further consideration and ruled that the EPA was required to consider costs before deciding whether regulation of emissions of mercury and other hazardous air pollutants from power plants was appropriate and necessary. Ameren Missouri expects to make additional capital investments at its Labadie and Meramec energy centers to comply with the MATS by April 2016. These capital expenditure investments are included in Ameren's and Ameren Missouri's estimate of capital expenditures to comply with existing environmental regulations discussed above. In addition, Ameren Missouri is incurring additional operations and maintenance costs to lower its emissions at its energy centers in compliance with the MATS. These higher operations and maintenance costs are being collected from customers through the FAC or higher base rates.
Greenhouse Gas Regulation
The finalized version of the Clean Power Plan, which sets forth CO2 emissions standards that will be applicable to existing power plants, was published in the Federal Register in October 2015 and will become effective in December 2015. The finalized regulations differ significantly from the proposed rule that the EPA issued in June 2014.

Under the Clean Power Plan, Ameren Missouri expects to incur increased net fuel and operating costs, and new or accelerated capital expenditures, in addition to making modifications to existing operations in order to achieve compliance. Missouri and Illinois are each required to reduce their greenhouse gas emissions significantly below 2005 levels by 2030. States are required to submit preliminary compliance plans to the EPA as early as 2016, although extensions until 2018 are available. The rule contains interim compliance periods commencing in 2022 that require each state to demonstrate progress in achieving its greenhouse gas reduction target. Ameren Missouri is evaluating the Clean Power Plan and its potential implementation by Missouri and Illinois. This assessment includes the potential impacts to its operations, including those related to electric system reliability and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. Significant uncertainty exists regarding the impact of the Clean Power Plan, as the finalized rule is different from the proposed rule and its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. We cannot predict the outcome of the legal challenges or their impact on our results of operations, financial position or liquidity. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
Also, in August 2015, the EPA issued final regulations that set CO2 emissions standards for new power plants. These new standards establish separate emissions limits for new natural gas-fired plants and new coal-fired plants.
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
The ultimate resolution of this matter could have a material adverse effect on the future results of operations, financial position, and liquidity of Ameren and Ameren Missouri. A resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. We are unable to predict the ultimate resolution of these matters or the costs that might be incurred.
Clean Water Act
In August 2014, the EPA published the final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Implementation of this rule will be administered through each power plant’s water discharge permitting process. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to this rule. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered timely in electric rates charged to its customers.
In September 2015, the EPA issued its final rule under the Clean Water Act to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for wastewater discharges that are based on the effectiveness of available control technology. The EPA's rule prohibits effluent discharges of certain, but not all, waste streams and imposes more stringent limitations on certain components in wastewater discharges from power plants. All of Ameren Missouri’s coal-fired energy centers are subject to this rule. Each of Ameren Missouri’s energy centers will become subject to the revised limitations when it renews its wastewater discharge permit. These permits are scheduled to be renewed between 2018 and 2023. Ameren Missouri is evaluating the final rule, which will become effective in January 2016, and the possible effects on its operations.
Ash Management
The EPA issued regulations in 2015 regarding the management and disposal of CCR, which will affect future CCR disposal and handling costs at Ameren Missouri's energy centers. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The regulations also establish criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. They require groundwater monitoring and closure of impoundments if the groundwater standards are not achieved. During the second quarter of 2015, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities as a result of the new regulations. See Note 1 - Summary of Significant Accounting Policies in this report for additional information. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan, with expenditures beginning in 2015. Ameren Missouri expects certain of its ash ponds could be closed within the next five years.
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
As of September 30, 2015, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2025. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently incurred. Costs are subject to annual review by the ICC. As of September 30, 2015, Ameren Illinois estimated the obligation related to these former MGP sites at $237 million to $309 million. Ameren and Ameren Illinois recorded a liability of $237 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Illinois formerly used an off-site landfill, which Ameren Illinois did not own, in connection with the operation of a previously-owned energy center. Ameren Illinois could be required to perform certain maintenance activities at that landfill, which is now closed. As of September 30, 2015, Ameren Illinois estimated the obligation related to the landfill at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of September 30, 2015, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to a former coal tar distillery in St. Louis, Missouri operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, have completed site investigation activities and have submitted their findings to the EPA. As of September 30, 2015, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of September 30, 2015, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of September 30, 2015, Ameren Missouri estimated and recorded a $0.8 million liability related to the remaining cleanup of the site.
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
In 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, which is pending in the United States District Court for the Southern District of New York, Ameren Missouri claims that the insurance company breached its duty to indemnify Ameren Missouri for losses resulting from the incident.
As of September 30, 2015, Ameren Missouri had a net insurance receivable balance of $41 million. The insurance claim was $54 million as of September 30, 2015. Ameren Missouri expects to collect this receivable from the insurance company in the pending litigation described above. This receivable is included in “Other assets” on Ameren’s and Ameren Missouri’s balance sheets as of September 30, 2015. Ameren's and Ameren Missouri's results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri's insurance receivable balance is not collected.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our current and former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with 73 as the average number of parties as of September 30, 2015. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of September 30, 2015:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
1	27	40	53

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
As of September 30, 2015, Ameren, Ameren Missouri, and Ameren Illinois had “Other current liabilities” of $8 million, $3 million, and $5 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At September 30, 2015, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from customers within IP’s historical service territory.
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
Although both the NWPA and the standard contract stated that the DOE would begin to dispose of spent nuclear fuel by 1998, the DOE is not meeting its disposal obligation. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center. Ameren Missouri has sufficient installed capacity at the Callaway energy center to store its spent nuclear fuel generated through the end of the energy center’s operating license in 2044.
As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and Missouri ad valorem taxes incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs incurred from 2010 through 2016, with the ability to extend the recovery period as mutually agreed upon by the parties. Included in these reimbursements are costs related to the dry spent fuel storage facility at the Callaway energy center, to which Ameren Missouri began transferring spent fuel assemblies in 2015. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the dry spent fuel storage facility.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Following the NRC’s decision in March 2015 to extend the Callaway energy center’s operating license from 2024 to 2044, an updated cost study and a revised funding analysis were filed with the MoPSC in April 2015. Ameren Missouri’s April 2015 filing supported no change in electric service rates. There is no time requirement by which the MoPSC must issue an order regarding the decommissioning cost included in Ameren Missouri’s electric service rates. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

NOTE 11 - RETIREMENT BENEFITS
Ameren’s pension plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at September 30, 2015, the plan’s estimated investment performance through September 30, 2015, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $50 million to $110 million through 2019, with aggregate estimated contributions of $350 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Separately, our policy for postretirement benefits is primarily to fund the voluntary employees’ beneficiary association trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$23	$20	$69	$60	$6	$5	$17	$14
Interest cost	43	46	130	137	12	12	36	37
Expected return on plan assets	(62)	(58)	(186)	(172)	(17)	(16)	(51)	(48)
Amortization of:
Prior service benefit	—	(1)	—	(1)	(1)	(2)	(3)	(4)
Actuarial loss (gain)	19	13	56	37	1	(2)	4	(5)
Settlement loss	—	—	1	—	—	—	—	—
Net periodic benefit cost (benefit)	$23	$20	$70	$61	$1	$(3)	$3	$(6)
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014
Ameren Missouri(a)	$14	$13	$42	$38	$2	$—	$6	$2
Ameren Illinois	9	7	28	22	—	(3)	(2)	(7)
Other	—	—	—	1	(1)	—	(1)	(1)
Ameren(a)(b)	$23	$20	$70	$61	$1	$(3)	$3	$(6)

(a)
The amounts above do not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs built into rates.

(b)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

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

On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital requires a portion of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow receivable balance and the corresponding payable due to Genco, both totaling $14 million, are reflected on Ameren's September 30, 2015 consolidated balance sheet in "Other current assets" and in "Other current liabilities," respectively. Medina Valley expects to pay Genco any amount it receives from the escrow on January 31, 2016. Ameren did not record a gain from its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.

Discontinued Operations Presentation
See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to disposal groups. All matters related to the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business have been resolved with the completion of the IRS’ audit for 2013. During the second quarter of 2015, based on the completion of the IRS audit, Ameren removed a reserve for unrecognized tax benefits recorded in 2013 and recognized a tax benefit from discontinued operations. See Note 1 - Summary of Significant Accounting Policies for additional information regarding the Ameren Companies’ uncertain tax positions.
The following table presents the components of discontinued operations in Ameren's consolidated statement of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	2015	2014	2015	2014
Operating revenues	$—	$—	$—	$1
Operating benefits (expenses)	(1)	(1)	2	(4)
Operating income (loss) before income tax	(1)	(1)	2	(3)
Income tax benefit	1	—	50	—
Income (loss) from discontinued operations, net of taxes	$—	$(1)	$52	$(3)
The following table presents the carrying amounts of the components of assets and liabilities of Ameren’s discontinued operations, which consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers, at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets of discontinued operations
Accumulated deferred income taxes, net	$17	$15
Total assets of discontinued operations	$17	$15
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$1
Asset retirement obligations	29	32
Total liabilities of discontinued operations	$30	$33
Pursuant to the IPH transaction agreement, as amended, Ameren is obligated to pay up to $25 million for certain liabilities, which were included in "Other current liabilities" on Ameren's September 30, 2015 consolidated balance sheet as the payment is expected to be made by the end of 2015.
Included in “Miscellaneous accounts and notes receivable” on Ameren’s consolidated balance sheet is a note receivable from Marketing Company related to the cash collateral support provided to New AER. The note receivable balance was $8 million and $12 million at September 30, 2015, and December 31, 2014, respectively. This note receivable is due to Ameren, with interest, on December 2, 2015, or sooner as cash collateral requirements are reduced. In addition, as of September 30, 2015, if Ameren’s credit ratings had been below investment grade, Ameren could have been required to post additional cash collateral in support of New AER in the amount of $21 million, which includes $6 million currently covered by Ameren guarantees discussed below. This cash collateral support is part of Ameren’s obligation to provide certain limited credit support to New AER until December 2, 2015, as discussed below.
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
In addition to the $25 million of liabilities recorded on Ameren’s September 30, 2015 consolidated balance sheet, Ameren had a total of $74 million in guarantees outstanding for New AER that were not recorded on Ameren’s September 30, 2015 consolidated balance sheet. Almost all of these guarantees support Marketing Company for physically and financially settled power transactions with its counterparties that were in place at the December 2, 2013 closing of the divestiture, as well as for Marketing Company's clearing broker and other service agreements. If Marketing Company did not fulfill its obligations to these counterparties who had active open positions as of September 30, 2015, Ameren would have been required under its guarantees to provide $6 million to the counterparties. Also, at September 30, 2015, Ameren had issued letters of credit totaling $9 million as credit support on behalf of New AER. Ameren has not recorded a liability for these contingent obligations because it does not believe a payment with respect to any of these guarantees or letters of credit was probable as of September 30, 2015.

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
The following table presents information about the reported revenues and net income attributable to Ameren common stockholders from continuing operations for the three and nine months ended September 30, 2015 and 2014, and total assets of continuing operations as of September 30, 2015, and December 31, 2014:

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2015
External revenues	$1,160	$654	$19	$—	$1,833
Intersegment revenues	11	1	1	(13)	—
Net income attributable to Ameren common stockholders from continuing operations	239	98	6	—	343
2014
External revenues	$1,089	$572	$9	$—	$1,670
Intersegment revenues	8	—	2	(10)	—
Net income (loss) attributable to Ameren common stockholders from continuing operations	222	75	(3)	—	294
Nine Months
2015
External revenues	$2,825	$1,910	$55	$—	$4,790
Intersegment revenues	30	3	2	(35)	—
Net income attributable to Ameren common stockholders from continuing operations	341	182	26	—	549
2014
External revenues	$2,793	$1,864	$26	$—	$4,683
Intersegment revenues	21	1	3	(25)	—
Net income (loss) attributable to Ameren common stockholders from continuing operations	395	156	(10)	—	541
As of September 30, 2015:
Total assets	$13,941	$8,656	$1,358	$(513)	$23,442	(a)
As of December 31, 2014:
Total assets	$13,541	$8,381	$942	$(203)	$22,661	(a)
(a)    Excludes total assets from discontinued operations of $17 million and $15 million as of September 30, 2015 and December 31, 2014, respectively.

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
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri and Ameren Illinois. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below.

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
OVERVIEW
Net income attributable to Ameren common stockholders from continuing operations was $343 million in the third quarter of 2015, compared with $294 million in the third quarter of 2014. Net income attributable to Ameren common stockholders from continuing operations was $549 million in the first nine months of 2015, compared with $541 million in the first nine months of 2014.
Net income from continuing operations at Ameren was favorably affected in the third quarter and the first nine months of 2015, compared with the year-ago periods, by increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings, reflecting Ameren’s strategy to allocate incremental capital to those businesses, as well as a lower effective income tax rate. Increased electric sales volumes, primarily due to warmer summer temperatures, also contributed to the increase in earnings. Additionally, Ameren Illinois electric delivery service earnings increased due to the timing of earnings under formula ratemaking and, in the third quarter of 2015, seasonal rate redesign. The increase in Ameren’s net income from continuing operations for the first nine months of 2015 was partially offset by a provision recognized as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site and a reduction in the recognized return on equity related to businesses that operate under formula rates.
Ameren remains focused on executing its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren continues to allocate significant amounts of capital to those businesses that are supported by modern, constructive regulatory frameworks. Ameren invested $886 million of its $1.3 billion in capital expenditures during the first nine months of 2015 in FERC-

regulated electric transmission projects and Ameren Illinois electric and natural gas delivery service infrastructure.
Construction continues on ATXI’s $1.4 billion Illinois Rivers transmission project. In September 2015, the ICC granted a certificate of public convenience and necessity and project approval for the approximately $150 million Spoon River project. Line construction on this project is expected to begin in late 2016. In June 2015, ATXI made a filing with the MoPSC requesting a certificate of convenience and necessity for the approximately $225 million Mark Twain transmission project. A decision is expected from the MoPSC in 2016. Regarding the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, a proposed order in the first complaint case from the FERC’s administrative law judge is required to be issued no later than November 30, 2015, which will subsequently require FERC approval. Final FERC orders are not expected until 2016 in the first complaint case and 2017 in the second complaint case.
Ameren Illinois has invested approximately $410 million in electric and natural gas delivery infrastructure projects in the first nine months of 2015, including those that are part of its modernization action plan. It remains on track to meet its investment, reliability, advanced metering, and job creation goals under the IEIMA. Additionally, Ameren Illinois has been focused on achieving positive resolutions of its pending electric delivery service formula rate update proceeding and natural gas delivery service rate case. ICC decisions in both cases are required by December 2015.
Consistent with its strategic plan, one of Ameren’s goals is to earn at or close to the allowed return on common equity in each of its jurisdictions. This objective is more challenging in Missouri given the use of a historical test year and a lengthy regulatory approval process, among other things. Ameren Missouri attempts to mitigate this regulatory lag through continuous improvement efforts and by pursuing cost reductions through its operating and support organization as well as by seeking rate adjustments. Additionally, it continues its advocacy efforts with Missouri’s policymakers and key stakeholders to modernize the state’s regulatory framework. Since 2013, Ameren Missouri has been executing on a comprehensive three-year energy efficiency plan under the MEEIA, which has been more successful than anticipated resulting in substantial benefits to Ameren Missouri’s customers. Seeking to extend these energy efficiency programs, Ameren Missouri filed a proposed MEEIA plan for 2016 through 2018, which the MoPSC rejected in October 2015. Ameren Missouri is studying the MoPSC’s October 2015 order and evaluating whether to file another proposed energy efficiency plan with the MoPSC.
Ameren estimates its capital expenditures from 2015 through 2019 will be $8.6 billion to $9.3 billion, with $2.0 billion expected in 2015. Ameren is currently evaluating potential capital expenditures at Ameren Illinois of an estimated $500 million to $1 billion that are incremental to the estimates above. Ameren will continue to evaluate these investment opportunities as a part of its normal annual planning process. These incremental investments would primarily be for the replacement of aging electric and natural gas delivery infrastructure to sustain and improve reliability for customers and would occur after 2016.
The impact of the Clean Power Plan on Ameren’s operations, infrastructure investment plans, and customers’ rates in Missouri and Illinois will be driven by those states’ implementation plans, which may not be finalized until 2018. Ameren Missouri expects its compliance plan for the Clean Power Plan will provide incremental investment opportunities, including those for renewable energy and natural gas-fired generation.
Reflecting confidence in Ameren’s long-term strategy and outlook, Ameren’s board of directors increased the quarterly common stock dividend to 42.5 cents per share in October 2015, resulting in an annualized equivalent dividend rate of $1.70 per share.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, energy efficiency investments by our customers and us, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations in winter heating and summer cooling demands. We are also affected by nuclear refueling and other energy center maintenance outages at Ameren Missouri. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators.
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
Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, with recoveries from, or refunds to, customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year.
Ameren Illinois’ and ATXI’s electric transmission service businesses and Ameren Illinois’ electric delivery service business operate under formula ratemaking, designed to provide for the recovery of actual costs of service that are prudently incurred as well as a return on equity. While rate-regulated, Ameren Illinois’

natural gas business and Ameren Missouri do not operate under formula ratemaking. Additionally, Ameren (parent) does not operate under formula ratemaking.
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

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	2015	2014	2015	2014
Net income attributable to Ameren common stockholders	$343	$293	$601	$538
Earnings per common share - diluted	1.41	1.20	2.47	2.20
Net income attributable to Ameren common stockholders - continuing operations	$343	$294	$549	$541
Earnings per common share - diluted - continuing operations	1.41	1.20	2.26	2.21
Net income attributable to Ameren common stockholders from continuing operations increased $49 million, or 21 cents per diluted share, in the third quarter of 2015 compared with the same period in 2014. The increase between periods was due to a $17 million increase in net income from the Ameren Missouri segment and a $23 million increase in net income from the Ameren Illinois segment. Additionally, Ameren (parent) and nonregistrant subsidiaries had net income of $6 million in the third quarter of 2015 compared with a $3 million loss in the same period in 2014, which included net income from ATXI of $9 million and $5 million, respectively.
Net income attributable to Ameren common stockholders from continuing operations increased $8 million, or 5 cents per diluted share, in the first nine months of 2015 compared with the same period in 2014. The increase between periods was due, in part, to net income from Ameren (parent) and nonregistrant subsidiaries of $26 million in the first nine months of 2015 compared with a $10 million net loss in the same period in 2014, which included net income from ATXI of $26 million and $13 million, respectively. Additionally, net income from the Ameren Illinois segment increased $26 million compared to 2014. Partially offsetting the increase was a $54 million decrease in net income from the Ameren Missouri segment compared to 2014.
Net income attributable to Ameren common stockholders from discontinued operations was $- million and $52 million, in the third quarter and the first nine months of 2015, respectively, compared with a net loss of $1 million and $3 million, respectively, in the year-ago periods. During the second quarter of 2015, based on the completion of the IRS audit of Ameren’s 2013 tax year, Ameren removed a reserve for unrecognized tax benefits of $53 million recorded in 2013, related to the divestiture of New AER, and recognized a tax benefit from discontinued operations.
Earnings per share from continuing operations were favorably affected in the third quarter and the first nine months of 2015, respectively, compared with the year-ago periods (except where a specific period is referenced), by:

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings under formula ratemaking primarily due to additional rate base investment as well as interest earned on revenue requirement reconciliation adjustment regulatory assets (5 cent per share and 15 cents per share, respectively). These earnings were reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity as well as a lower return on equity related to Ameren Illinois electric delivery service investments due to a reduction in the 30-year United States Treasury bond yields (3 cents per share and 7 cents per share, respectively);

•
a decrease in the effective tax rate primarily due to a decrease in Ameren (parent)’s tax expense related to stock-based compensation and a reduced Illinois state statutory tax rate for Ameren Illinois’ natural gas business (2 cents per share and 6 cents per share, respectively);

•
increased Ameren Illinois earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share for the nine months ended September 30, 2015);

•	increased electric demand primarily due to warmer summer temperatures in 2015, which, in the first nine months of 2015, was partially offset by decreased weather-related natural gas demand (estimated at 9 cents per share and 3 cents per share, respectively);

•
decreased other operations and maintenance expenses for those businesses not operating under formula rates, excluding increases related to Ameren Missouri’s April 2015 MoPSC electric rate order (3 cents per share for the nine months ended September 30, 2015). Other operations and maintenance expenses decreased due to a reduction in Ameren Missouri low-level radioactive nuclear waste disposal costs and in its bad debt expense, decreased Ameren Illinois natural gas maintenance expenditures, and lower costs at nonregistrant subsidiaries;

•	decreased interest expense at Ameren (parent) primarily due to higher-cost debt being replaced with lower-cost debt (3 cents per share for the nine months ended September 30, 2015);

•
increased Ameren Illinois electric delivery service earnings due to timing of earnings under formula ratemaking and, in the third quarter of 2015, seasonal rate redesign (6 cents per share and 2 cents per share, respectively); and

•	increased net shared benefits realized under the MEEIA at Ameren Missouri (1 cent per share and 2 cents per share, respectively).
Earnings per share from continuing operations were unfavorably affected in the third quarter and the first nine months of 2015, respectively, compared with the year-ago periods (except where a specific period is referenced), by:

•
a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share for the nine months ended September 30, 2015);

•
increased net financing costs at Ameren Missouri, primarily due to a reduction in allowance for funds used during construction as multiple significant electric capital projects were completed in 2014 (2 cents per share and 5 cents per share, respectively);

•
increased depreciation and amortization expenses for those businesses not operating under formula rates, primarily resulting from electric capital additions at Ameren Missouri, which were not reflected in customer rates until May 30, 2015, and amortization of natural gas software at Ameren Illinois (1 cent per share and 4 cents per share, respectively); and

•
Excluding the estimated effects of weather, earnings were unfavorably affected by a decrease in electric demand at Ameren Missouri, primarily as a result of non-MEEIA related customer energy efficiency measures and a reduction in Noranda sales volumes, partially offset by an increase in residential and commercial sales volumes at Ameren Illinois (estimated at 4 cents per share for nine months ended September 30, 2015).

The cents per share information presented in the explanations above is based on the diluted average shares outstanding in the third quarter and first nine months of 2014. For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Provision for Callaway Construction and Operating License, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes and Income (Loss) from Discontinued Operations, Net of Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and nine months ended September 30, 2015 and 2014:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2015:
Electric margins	$863	$412	$13	$1,288
Natural gas margins	14	82	(1)	95
Other revenues	1	—	(1)	—
Other operations and maintenance	(233)	(202)	7	(428)
Depreciation and amortization	(125)	(74)	(2)	(201)
Taxes other than income taxes	(97)	(29)	(2)	(128)
Other income (expense)	11	1	2	14
Interest charges	(54)	(33)	—	(87)
Income taxes	(140)	(59)	(9)	(208)
Income from continuing operations	240	98	7	345
Loss from discontinued operations, net of tax	—	—	—	—
Net income	240	98	7	345
Noncontrolling interests - preferred dividends	(1)	—	(1)	(2)
Net income attributable to Ameren common stockholders	$239	$98	$6	$343
Three Months 2014:
Electric margins	$813	$356	$4	$1,173
Natural gas margins	14	84	—	98
Other operations and maintenance	(226)	(185)	9	(402)
Depreciation and amortization	(118)	(66)	(3)	(187)
Taxes other than income taxes	(89)	(31)	(1)	(121)
Other income (expense)	11	2	1	14
Interest charges	(53)	(31)	(1)	(85)
Income taxes	(129)	(54)	(11)	(194)
Income (loss) from continuing operations	223	75	(2)	296
Loss from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss)	223	75	(3)	295
Noncontrolling interests - preferred dividends	(1)	—	(1)	(2)
Net income (loss) attributable to Ameren common stockholders	$222	$75	$(4)	$293
Nine Months 2015:
Electric margins	$1,995	$999	$36	$3,030
Natural gas margins	58	320	(1)	377
Other revenues	2	—	(2)	—
Other operations and maintenance	(673)	(606)	23	(1,256)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(367)	(220)	(7)	(594)
Taxes other than income taxes	(262)	(101)	(6)	(369)
Other income (expense)	29	5	(2)	32
Interest charges	(164)	(99)	(1)	(264)
Income taxes	(205)	(114)	(14)	(333)
Income from continuing operations	344	184	26	554
Income from discontinued operations, net of tax	—	—	52	52
Net income	344	184	78	606
Noncontrolling interests - preferred dividends	(3)	(2)	—	(5)
Net income attributable to Ameren common stockholders	$341	$182	$78	$601
Nine Months 2014:
Electric margins	$1,967	$906	$13	$2,886
Natural gas margins	59	329	(1)	387
Other revenues	1	—	(1)	—
Other operations and maintenance	(672)	(580)	21	(1,231)
Depreciation and amortization	(351)	(193)	(7)	(551)
Taxes other than income taxes	(248)	(109)	(5)	(362)
Other income (expense)	35	5	—	40
Interest charges	(159)	(90)	(17)	(266)
Income taxes	(234)	(110)	(13)	(357)
Income (loss) from continuing operations	398	158	(10)	546
Loss from discontinued operations, net of tax	—	—	(3)	(3)
Net income (loss)	398	158	(13)	543
Noncontrolling interests - preferred dividends	(3)	(2)	—	(5)
Net income (loss) attributable to Ameren common stockholders	$395	$156	$(13)	$538

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and nine months ended September 30, 2015, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$34	$8	$—	$42
Base rates (estimate)	42	20	—	62
Sales volume (excluding the estimated effect of weather)	(10)	6	—	(4)
Off-system sales and transmission services revenues	(1)	—	—	(1)
MEEIA (energy efficiency) recovery mechanisms	8	—	—	8
Transmission services revenues(c)	1	2	9	12
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	4	—	4
Gross receipts tax	5	—	—	5
Illinois seasonal rate redesign	—	11	—	11
Other	—	5	(2)	3
Cost recovery mechanisms - offsets in fuel and purchased power:
Pass-through power supply costs	—	35	—	35
Transmission services recovery mechanism	—	4	—	4
Recovery of FAC under-recovery	(4)	—	—	(4)
Total electric revenue change	$75	$95	$7	$177
Fuel and purchased power change:
Energy costs	$9	$—	$—	$9
Effect of weather (estimate)(b)	(6)	—	—	(6)
Effect of higher net energy costs included in base rates	(30)	—	—	(30)
FAC exclusion of transmission services expenses(c)	(4)	—	—	(4)
Other	2	—	2	4
Cost recovery mechanisms - offsets in electric revenue:
Pass-through power supply costs	—	(35)	—	(35)
Transmission services recovery mechanism	—	(4)	—	(4)
Recovery of FAC under-recovery	4	—	—	4
Total fuel and purchased power change	$(25)	$(39)	$2	$(62)
Net change in electric margins	$50	$56	$9	$115
Natural gas revenue change:
Effect of weather (estimate)(b)	$(1)	$(2)	$—	$(3)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(1)	—	(1)
Pass-through purchased gas costs - offset in gas purchased for resale	(1)	(8)	—	(9)
Other	—	(1)	—	(1)
Total natural gas revenue change	$(2)	$(12)	$—	$(14)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$1	$2	$—	$3
Pass-through purchased gas costs - offset in natural gas revenue	1	8	(1)	8
Total gas purchased for resale change	$2	$10	$(1)	$11
Net change in natural gas margins	$—	$(2)	$(1)	$(3)

Nine Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$10	$1	$—	$11
Base rates (estimate)	57	35	—	92
Sales volume (excluding the estimated effect of weather)	(28)	2	—	(26)
Off-system sales and transmission services revenues	(3)	—	—	(3)
MEEIA (energy efficiency) recovery mechanisms	10	—	—	10
Transmission services revenues(c)	1	15	27	43
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	10	—	10
Gross receipts tax	7	—	—	7
Purchased power rider order	—	15	—	15
Other	2	7	(8)	1
Cost recovery mechanisms - offsets in fuel and purchased power:
Pass-through power supply costs	—	60	—	60
Transmission services recovery mechanism	—	9	—	9
Total electric revenue change	$56	$154	$19	$229
Fuel and purchased power change:
Energy costs	$19	$—	$—	$19
Effect of weather (estimate)(b)	1	4	—	5
Effect of higher net energy costs included in base rates	(41)	—	—	(41)
FAC exclusion of transmission services expenses(c)	(5)	—	—	(5)
Other	(2)	4	4	6
Cost recovery mechanisms - offsets in electric revenue:
Pass-through power supply costs	—	(60)	—	(60)
Transmission services recovery mechanism	—	(9)	—	(9)
Total fuel and purchased power change	$(28)	$(61)	$4	$(85)
Net change in electric margins	$28	$93	$23	$144
Natural gas margins change:
Effect of weather (estimate)(b)	$(11)	$(29)	$—	$(40)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(3)	—	(3)
Gross receipts tax	—	(4)	—	(4)
Pass-through purchased gas costs - offset in gas purchased for resale	(5)	(71)	—	(76)
Other	—	1	—	1
Total natural gas revenue change	$(16)	$(106)	$—	$(122)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$10	$26	$—	$36
Pass-through purchased gas costs - offset in natural gas revenue	5	71	—	76
Total gas purchased for resale change	$15	$97	$—	$112
Net change in natural gas margins	$(1)	$(9)	$—	$(10)

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year periods; this is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)
Ameren Missouri amounts are subsequent to May 30, 2015, due to the exclusion of transmission revenues and substantially all transmission charges from the FAC as a result of the April 2015 MoPSC electric rate order.

Ameren Corporation
Ameren's electric margins increased $115 million, or 10%, and $144 million, or 5%, for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. Ameren's natural gas margins decreased $3 million, or 3%, and $10 million, or 3%, for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. Ameren’s results were primarily driven by the Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflected ATXI’s results of operations. ATXI’s transmission services revenues increased $9 million and $27 million for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. The increases were due to higher rate base investment and recoverable costs under forward-looking formula ratemaking, but were reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the FERC complaint cases.

Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence review. Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order, which unfavorably affected margins as discussed below. Ameren Missouri accrues, as a regulatory asset, net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as increases or decreases in revenue are offset by a corresponding increase or decrease in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins increased $50 million, or 6%, and $28 million, or 1%, for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2015, compared with the year-ago periods:

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $12 million and $16 million, respectively. The change in electric base rates is the sum of the change in base rates (estimate) (+$42 million and +$57 million, respectively) and the change in effect of higher net energy costs included in base rates (-$30 million and -$41 million, respectively) in the above table.

•
Temperatures were warmer as cooling degree-days increased 16% and 7%, respectively. The effect of weather increased margins by an estimated $28 million and $11 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$34 million and +$10 million, respectively) and the effect of weather (estimate) on fuel and purchased power (-$6 million and +$1 million, respectively) in the above table. Due to differences in seasonal margins and the timing of weather experienced in the first nine months of 2015, compared with the year-ago period, the effect of weather increased electric revenue and decreased fuel and purchased power costs.

•
Higher revenues associated with the MEEIA energy efficiency program cost recovery mechanism (+$4 million and +$2 million, respectively) and net shared benefits (+$4 million and +$8 million, respectively), which increased revenues by a combined $8 million and $10 million, respectively. The higher revenues were driven by the mix of company-sponsored energy efficiency measures, which led to higher recovery of lost revenues. Net shared benefits help compensate Ameren Missouri for lower sales from energy efficiency-related volume reductions in current and future periods. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs.

•
Increased gross receipts taxes, which increased revenues by $5 million and $7 million, respectively, due primarily to higher electric base rates. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2015, compared with the year-ago periods:

•
Lower sales volumes primarily caused by the MEEIA programs and other customer energy efficiency measures, and a reduction in Noranda sales volumes. Excluding the estimated effect of weather and reduced sales to Noranda, total retail sales volumes decreased 1% for both periods, which decreased revenues by $6 million and $18 million, respectively. A reduction in Noranda sales volumes decreased revenues by $4 million and $10 million, respectively. Lower sales volumes led to a decrease in net energy costs of $8 million and $16 million, respectively. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (-$1 million and -$3 million, respectively) and the change in energy costs (+$9 million and +$19 million, respectively) in the above table.

•
As a result of the April 2015 MoPSC electric rate order, transmission revenues and substantially all transmission charges are excluded from the FAC beginning May 30, 2015, which decreased margins by $3 million and $4 million, respectively. The change in margins as a result of changes to the FAC is the sum of FAC exclusion of transmission services expenses (-$4 million and -$5 million, respectively) and transmission services revenues (+$1 million for both periods) in the above table.

Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Missouri’s natural gas margins were comparable between both periods.
Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased, and transmission services incurred, on behalf of its electric customers. These amounts do not affect Ameren Illinois’ electric margins, as any change in costs is offset by a corresponding amount in revenues.
The provisions of the IEIMA and the FERC’s electric transmission formula rate framework provide for annual reconciliations of the electric delivery and electric transmission service revenue requirements necessary to reflect the actual costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the components of the revenue requirements. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year’s customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year’s customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. The increases or reductions to electric operating revenues are shown in base rates (estimate) and transmission services revenues, in the above table, for the electric delivery and electric transmission service revenues, respectively. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $56 million, or 16%, and $93 million, or 10%, for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois’ electric margins for the three and nine months ended September 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
Electric delivery service revenues increased by an estimated $20 million and $35 million, respectively, primarily due to increased rate base and higher recoverable costs under formula ratemaking pursuant to the IEIMA, but were reduced by a lower return on equity for electric delivery service investments due to a reduction in 30-year United States Treasury bond yields.

•
Transmission services revenues increased by $2 million and $15 million, respectively. The increases were due to a higher electric transmission services revenue requirement driven primarily by increased rate base investment and recoverable costs under forward-looking formula ratemaking, but were reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity.

•
In January 2015, the ICC issued an order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism. Based on this January 2015 order, Ameren Illinois recorded a $15 million increase to electric revenues in the first nine months of 2015, compared with the year-ago period.

•
The implementation of redesigned seasonal electric delivery service rates that became effective in January 2015 increased revenues by $11 million for the three months ended September 30, 2015, compared with the year-ago period. These redesigned delivery service rates have an effect on quarterly earnings comparisons but are not expected to materially affect annual margins.

•
A net increase in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms, which increased revenues by $4 million and $10 million, respectively. See Other Operations and Maintenance Expenses in this section for information on a related offsetting net increase in bad debt, customer energy efficiency, and environmental remediation costs.

•
Temperatures were warmer as cooling degree-days increased 29% and 16%, respectively. The effect of weather increased margins by an estimated $8 million and $5 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$8 million and +$1 million, respectively) and the effect of weather (estimate) on fuel and purchased power (flat and +$4 million, respectively) in the above table. Due to differences in seasonal margins and the timing of weather experienced in the first nine months of 2015, compared with the year-ago period, the effect of weather increased electric revenue and decreased purchased power costs.

•
Excluding the estimated effect of weather, total retail sales volumes increased 1% in the three months ended September 30, 2015, compared with the year-ago period, and residential and commercial sales volumes increased 1% in the nine months ended September 30, 2015, compared with the year-ago period, which increased revenues by an estimated $6 million and $2 million, respectively.

Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas margins decreased $2 million, or 2%, and $9 million, or 3%, for the three and nine months ended September 30, 2015, respectively, compared with the year-ago periods. The following items had an unfavorable effect on Ameren Illinois’ natural gas margins for the three and nine months ended September 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
Decreased gross receipts taxes due primarily to lower revenues as a result of lower natural gas prices and sales volumes, which decreased revenues by $4 million in the first nine months of 2015, compared with the year-ago period. See Taxes Other Than Income Taxes in this section for information on a related offsetting decrease to gross receipts taxes.

•
Winter temperatures in 2015 were warmer compared to 2014, as heating degree-days decreased 12%, which decreased margins by an estimated $3 million in the first nine months of 2015, compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on natural gas revenues (-$29 million) and the effect of weather (estimate) on gas purchased for resale (+$26 million) in the above table.

•
A net decrease in recovery of bad debt charge-offs, customer energy efficiency program costs, and environmental remediation costs through rate-adjustment mechanisms, which decreased revenues by $1 million and $3 million, respectively. See Other Operations and Maintenance Expenses in this section for the related offsetting net decrease in bad debt, customer energy efficiency, and environmental remediation costs.

Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were $26 million higher in the third quarter of 2015, as compared with the third quarter of 2014, primarily due to increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Other operations and maintenance expenses were $25 million higher in the first nine months of 2015, as compared with the first nine months of 2014, primarily due to increased expenses at Ameren Illinois, as discussed below.
Ameren Missouri
Other operations and maintenance expenses were $7 million higher in the third quarter of 2015, as compared with the third quarter of 2014. Other operations and maintenance expenses were comparable in the first nine months of 2015 with the first nine months of 2014. The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
Amortization of previously deferred solar rebate costs, as a result of the April 2015 MoPSC electric rate order ($7 million and $10 million, respectively). Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

•
An unrealized MTM loss in 2015 compared with a gain in 2014, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans ($3 million and $4 million, respectively).

•	An increase in energy center maintenance costs, primarily due to more major outages at coal-fired energy centers ($3 million for the nine months ended September 30, 2015).

•	An increase in electric distribution maintenance expenditures, primarily related to increased system repair work ($3 million for the nine months ended September 30, 2015).

•
An increase in customer energy efficiency program costs due to planned MEEIA spending in 2015 ($4 million and $2 million, respectively). Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

The following items decreased other operations and maintenance expenses for the three and nine months ended September 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•	A reduction in disposal costs of low-level radioactive nuclear waste ($8 million for the nine months ended September 30, 2015).

•	A decrease in bad debt expense due to improved customer collections ($6 million for the nine months ended September 30, 2015).

•
A decrease in employee benefit costs, primarily due to a change in pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order ($4 million in both periods). Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

•
A reduction in refueling and maintenance outage costs at the Callaway energy center, primarily due to preparation costs for the 2014 scheduled outage that began in October. There is no 2015 scheduled outage. ($3 million in both periods).

Ameren Illinois
Pursuant to the provisions of the IEIMA’s and the FERC’s electric transmission formula rate framework, recoverable electric service costs that are not recovered through separate cost recovery mechanisms are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric operating revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $17 million higher and $26 million higher in the third quarter and the first nine months of 2015, respectively, as compared with the same periods in 2014. The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2015, compared with the year-ago periods (except where a specific period is referenced):

•
An increase in electric delivery maintenance expenditures, primarily related to increased circuit maintenance and system repair work as a result of regulatory compliance requirements ($7 million and $9 million, respectively).

•
An increase in bad debt, customer energy efficiency, and environmental remediation costs ($3 million and $7 million, respectively). These expenses are included in cost riders that result in additional electric and natural gas revenues, resulting in no overall effect on net income.

•
An increase in employee benefit costs, primarily due to higher pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets ($2 million and $7 million, respectively).

•	An increase in labor costs, primarily because of staff additions to comply with the requirements of the IEIMA and wage increases ($4 million and $6 million, respectively).

•
An unrealized MTM loss in 2015 compared with a gain in 2014, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans ($2 million in both periods).

Other operations and maintenance expenses decreased for the nine months ended September 30, 2015, compared with the year-ago periods, because of a $3 million decrease in natural gas compliance expenditures, primarily related to the timing of pipeline integrity work.

Provision for Callaway Construction and Operating License
Due primarily to changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site. As a result of this decision, in the second quarter of 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized costs of the COL. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $14 million and $43 million in the third quarter and the first nine months of 2015, respectively, as compared with the same periods in 2014, due to increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $7 million and $16 million in the third quarter and the first nine months of 2015, respectively, primarily due to multiple significant electric capital projects completed in 2014 and increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $8 million and $27 million in the third quarter and the first nine months of 2015, respectively, primarily due to electric delivery and transmission capital additions and amortization of natural gas software.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes increased $7 million in both the third quarter and the first nine months of 2015, as compared with the same periods in 2014, primarily due to increased expenses at Ameren Missouri, partially offset by decreased expenses at Ameren Illinois, as discussed below.

Ameren Missouri
Taxes other than income taxes increased $8 million and $14 million in the third quarter and the first nine months of 2015, respectively, primarily due to increased property taxes resulting from both higher tax rates and assessed property tax values, and increased gross receipts taxes resulting from higher electric service rates. Electric revenues for gross receipts taxes from customer billings increased by a corresponding amount, with no overall effect on net income. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Illinois
Taxes other than income taxes decreased $2 million in the third quarter of 2015, primarily due to a reduction in the electric distribution tax. Taxes other than income taxes decreased $8 million in the first nine months of 2015, primarily due to decreased gross receipts taxes resulting from lower natural gas sales prices and volumes, and a reduction in the electric distribution tax. Natural gas revenues for gross receipts taxes from customer billings decreased by a corresponding amount, with no overall effect on net income.
Other Income and Expenses
Ameren Corporation
Other income, net of expenses, was comparable in the third quarter of 2015 with the third quarter of 2014. Other income, net of expenses, decreased $8 million in the first nine months of 2015, as compared with the first nine months of 2014, primarily due to items at Ameren Missouri, as discussed below. See Note 5 - Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other income, net of expenses, was comparable in the third quarter of 2015 with the third quarter of 2014. Other income, net of expenses, decreased $6 million in the first nine months of 2015, primarily because of a decrease in the allowance for equity funds used during construction, as multiple significant electric capital projects were completed in 2014.
Ameren Illinois
Other income, net of expenses, was comparable in both the third quarter and the first nine months of 2015 with the same periods in 2014.
Interest Charges
Ameren Corporation
Interest charges increased $2 million in the third quarter of 2015, as compared with the third quarter of 2014, primarily due to increased interest expenses at Ameren Illinois, as discussed below.

Interest charges decreased $2 million in the first nine months of 2015, as compared with the first nine months of 2014. Interest charges at Ameren (parent) decreased by $16 million, primarily resulting from a decrease related to long-term debt offset by an increase related to short-term debt, as short-term debt levels increased in 2015. In May 2014, Ameren (parent) repaid at maturity $425 million of its 8.875% senior unsecured notes, which were replaced with lower-cost short-term debt. The reduction at Ameren (parent) was offset by increases in interest expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges were comparable in the third quarter of 2015 with the third quarter of 2014. Interest charges increased $5 million in the first nine months of 2015, primarily because of a decrease in the allowance for funds used during construction, as multiple significant electric capital projects were completed in 2014, and due to the issuance of senior secured notes in April 2015.
Ameren Illinois
Interest charges increased $2 million in the third quarter of 2015, primarily due to the issuance of senior secured notes in December 2014. Interest charges increased $9 million in the first nine months of 2015, primarily due to the issuances of senior secured notes in June 2014 and in December 2014.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2015 and 2014:

	Three Months(a)		Nine Months(a)
	2015	2014	2015	2014
Ameren	38%	40%	38%	40%
Ameren Missouri	37%	37%	37%	37%
Ameren Illinois	38%	42%	38%	41%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.
Ameren Corporation
The effective tax rate was lower in the third quarter of 2015, as compared with the third quarter of 2014, primarily due to a reduced Illinois state statutory rate in 2015, decreased tax expense related to stock-based compensation, decreased non-deductible expenditures, and higher tax benefits from certain property-related items.
The effective tax rate was lower in the first nine months of 2015, as compared with the first nine months of 2014, primarily due to lower Illinois state income tax expense in 2015 resulting from a reduced statutory rate, along with decreased tax expense related to stock-based compensation.
Ameren Missouri

The effective tax rate was comparable in the third quarter and the first nine months of 2015 with the same periods in 2014.

Ameren Illinois
The effective tax rate was lower in the third quarter and the first nine months of 2015, as compared with the same periods in 2014, primarily due to a reduced Illinois state statutory rate in 2015, along with decreased non-deductible expenditures in 2015, as well as higher tax benefits from certain property-related items.
Income (Loss) from Discontinued Operations, Net of Taxes
No material activity was recorded during the three months ended September 30, 2015. During the nine months ended September 30, 2015, based on completion of the IRS audit of Ameren’s 2013 tax year, Ameren recognized a tax benefit of $53 million due to the resolution of an uncertain tax position from discontinued operations. No material activity was recorded in either 2014 period. See Note 1 - Summary of Significant Accounting Policies and Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash generated from operating activities, we use available cash, credit agreement borrowings, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren Illinois, other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash from operations, long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures with available cash on hand, cash generated from operating activities, and commercial paper and debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments.
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2015, for Ameren and Ameren Illinois. The working capital deficit as of September 30, 2015, was primarily the result of increased commercial paper issuances and the use of other forms of short-term debt. With the 2012 Credit Agreements and cash and cash equivalents available, the Ameren Companies have access to $2.1 billion of credit capacity, and $1.4 billion of liquidity at September 30, 2015.

The following table presents net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2015	2014	Variance	2015	2014	Variance	2015	2014	Variance
Ameren(a) - continuing operations	$1,533	$1,208	$325	$(1,362)	$(1,351)	$(11)	$(99)	$(8)	$(91)
Ameren(a) - discontinued operations	(5)	(5)	—	—	139	(139)	—	—	—
Ameren Missouri	1,040	660	380	(739)	(593)	(146)	(233)	(67)	(166)
Ameren Illinois	541	396	145	(615)	(627)	12	73	231	(158)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $325 million in the first nine months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
A $108 million increase in cash associated with Ameren Illinois' IEIMA revenue requirement reconciliation adjustments as Ameren Illinois collected $55 million from customers in 2015 and refunded $53 million to customers in 2014.

•	A $99 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $76 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $56 million decrease in Ameren Missouri rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $49 million decrease in the cost of natural gas held in storage caused primarily by lower purchased gas prices.

•	A $39 million decrease in pension and postretirement benefit plan contributions caused by the timing of payments.

•	A $23 million increase in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A $6 million decrease in payments to purchase stock associated with equity compensation plan awards.
The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $36 million increase in coal inventory costs at Ameren Missouri caused by increased volumes resulting from the absence of weather-related railroad delivery delays that occurred in 2014.

•	A $31 million increase in purchased power commodity costs paid compared with amounts collected from Ameren Illinois customers.

•	A $20 million increase in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.

•
A net $20 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $12 million reduction in income tax refunds due to the absence in 2015 of tax credit sales.

•	A $7 million increase in property tax payments at Ameren Missouri caused by both higher assessed property tax values and tax rates.
Ameren’s cash from operating activities associated with discontinued operations was comparable between periods.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $380 million in the first nine months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
A $275 million decrease in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to a change in the tax treatment for generation repairs adopted in 2013, which increased payments in 2014.

•	A $99 million increase in net energy costs collected from customers under the FAC.

•	A $56 million decrease in rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $16 million decrease in pension and postretirement benefit plan contributions caused by the timing of payments.

•	An $8 million decrease in the cost of natural gas held in storage caused by lower purchased gas prices.

•	A $6 million increase in natural gas commodity costs collected from customers under the PGA.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $36 million increase in coal inventory costs caused by increased volumes resulting from the absence of weather-related delivery delays that occurred in 2014.

•
A net $8 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $7 million increase in property tax payments caused by both higher assessed property tax values and tax rates.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $145 million in the first nine months of 2015, compared with the same period in 2014. The following items contributed to the increase:

•
A $108 million increase in cash associated with IEIMA revenue requirement reconciliation adjustments as $55 million was collected from customers in 2015 and $53 million was refunded to customers in 2014.

•	A $43 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $41 million decrease in the cost of natural gas held in storage caused primarily by lower purchased gas prices.

•	A $17 million increase in natural gas commodity costs collected from customers under the PGA.

•	A $16 million decrease in pension and postretirement benefit plan contributions caused by the timing of payments.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A $31 million increase in purchased power commodity costs incurred compared with amounts collected from customers.

•	A $20 million increase in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	A $20 million reduction in income tax refunds primarily due to higher pre-tax income during 2015.

•
A net $12 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations increased $11 million in the first nine months of 2015, compared with the same period in 2014. Capital expenditures increased $22 million as a result of a $144 million increase in ATXI’s capital expenditures, which primarily related to the Illinois Rivers project, offset by the activity at Ameren Missouri and Ameren Illinois, as discussed below.
No cash from investing activities was provided by or used for discontinued operations during 2015. In the nine months ended September 30, 2014, Ameren’s cash provided by investing activities associated with discontinued operations consisted of

$152 million received for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2014, offset by payment of $13 million to IPH for the final working capital adjustment and a portion of certain contingent liabilities associated with the New AER divestiture.
Ameren Missouri’s cash used in investing activities increased $146 million, primarily due to a $250 million money pool advance, partially offset by decreased transmission and distribution system reliability and energy center capital expenditures.
Ameren Illinois’ cash used in investing activities decreased $12 million due to a decrease in capital expenditures for transmission projects offset, in part, by increases in IEIMA electric distribution projects. While spending related to transmission projects decreased during the first nine months of 2015, compared to the prior-year period, capital expenditures related to transmission projects for calendar year 2015 are expected to exceed calendar year 2014 amounts.
Ameren estimates its capital expenditures from 2015 through 2019 will be $8.6 billion to $9.3 billion, with $2.0 billion expected in 2015. During the nine months ended September 30, 2015, Ameren’s capital expenditures totaled $1.3 billion. Ameren is currently evaluating potential capital expenditures at Ameren Illinois of an estimated $500 million to $1 billion that are incremental to the estimate above. Ameren will continue to evaluate these investment opportunities as a part of its normal annual planning process.
Ameren Missouri continually reviews its generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, changes in laws or regulations, and our ability and willingness to pursue transmission investments, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant capital expenditures or impairment losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures. See Note 9 - Commitments and Contingencies in Part I, Item 1, of this report for additional information.
Cash Flows from Financing Activities
Ameren’s cash used in financing activities associated with continuing operations increased $91 million during the first nine months of 2015, compared with the same period in 2014. The increase in cash used in financing activities resulted from decreased net borrowing activity. During the first nine months of 2015 and 2014, Ameren used cash generated from operating activities to fund investing and financing activities and, in 2015, to increase its cash balance. In addition, Ameren Missouri issued and redeemed long-term debt during the first nine months of 2015 and 2014. Ameren Illinois issued and redeemed long-term debt during the first nine months of 2014.
No cash from financing activities was used for discontinued operations during 2015 or 2014.
Ameren Missouri’s cash used in financing activities increased $166 million during the first nine months of 2015, compared with the same period in 2014. In the first nine months of 2015, Ameren Missouri received a capital contribution from Ameren (parent) of $224 million, repaid a net $97 million of short-term debt, paid common stock dividends of $490 million, redeemed $114 million in long term-debt, and received proceeds of $249 million from a long-term debt issuance. During the first nine months of 2015, Ameren Missouri used a portion of its cash generated from operating activities to fund investing and financing activities. In 2014, Ameren Missouri issued a net $65 million of short-term debt, repaid a net $105 million to the money pool, paid common stock dividends of $268 million, redeemed long-term debt of $104 million, and received proceeds of $350 million from a long-term debt issuance. During the first nine months of 2014, Ameren Missouri used cash generated from operating activities and cash on hand to fund investing and financing activities.
Ameren Illinois’ cash provided by financing activities decreased $158 million during the first nine months of 2015, compared with the same period in 2014. In the first nine months of 2015, Ameren Illinois repaid a net $32 million of short-term debt and borrowed a net $107 million from the money pool. During the first nine months of both 2015 and 2014, Ameren Illinois used cash from financing activities to fund investing activities that were not funded by cash generated from operating activities. In 2014, Ameren Illinois borrowed a net $189 million of short-term debt, repaid a net $40 million to the money pool, redeemed long-term debt of $163 million, and received proceeds of $248 million from a long-term debt issuance.

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
The following table presents Ameren’s consolidated liquidity as of September 30, 2015:

Available at September 30, 2015
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement - borrowing capacity (a)	$1,000
Less: Ameren (parent) commercial paper outstanding	457
2012 Missouri Credit Agreement - credit available	543
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement - borrowing capacity (a)	1,100
Less: Ameren (parent) commercial paper outstanding	326
Less: Letters of credit (b)	13
2012 Illinois Credit Agreement - credit available	761
Total Credit Available	$1,304
Cash and cash equivalents	72
Total Liquidity	$1,376

(a)	Expires in December 2019.

(b)
As of September 30, 2015, $9 million of the letters of credit related to Ameren's credit support obligations to New AER. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information.

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

In addition, Ameren Missouri and Ameren Illinois may borrow cash from the utility money pool when funds are available.  The rate of interest depends on the composition of internal and external funds in the utility money pool. Ameren Missouri and Ameren Illinois borrow from the utility money pool when funds are available before utilizing the 2012 Credit Agreements and commercial paper programs because the utility money pool interest rates are lower.

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

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for the Ameren Companies for the nine months ended September 30, 2015 and 2014. The Ameren Companies did not have any issuances of common stock during the first nine months of 2015 or 2014. In March 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent). For additional information, see Note 4 - Long-term Debt and Equity under Part I, Item 1, of this report.

	Month Issued, Redeemed, or Matured	2015	2014
Issuances
Long-term debt
Ameren Missouri:
3.65% Senior secured notes due 2045	April	$249	$—
3.50% Senior secured notes due 2024	April	—	350
Ameren Illinois:
4.30% Senior secured notes due 2044	June	—	248
Total Ameren long-term debt issuances		$249	$598
Redemptions and Maturities
Long-term debt
Ameren (parent):
8.875% Senior unsecured notes due 2014	May	$—	$425
Ameren Missouri:
4.75% Senior secured notes due 2015	April	114	—
5.50% Senior secured notes due 2014	May	—	104
Ameren Illinois:
5.90% Series 1993 due 2023(a)	January	—	32
5.70% 1994A Series due 2024(a)	January	—	36
5.95% 1993 Series C-1 due 2026	January	—	35
5.70% 1993 Series C-2 due 2026	January	—	8
5.40% 1998A Series due 2028	January	—	19
5.40% 1998B Series due 2028	January	—	33
Total Ameren long-term debt redemptions and maturities		$114	$692
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
At September 30, 2015, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends but considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On October 9, 2015, Ameren’s board of directors declared a quarterly common stock dividend of 42.5 cents per share payable on December 31, 2015, to stockholders of record on December 9, 2015, resulting in an annualized equivalent dividend rate of $1.70 per share. The previous annualized equivalent dividend rate was $1.64 per share.
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2015, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the nine months ended September 30, 2015 and 2014:

	Nine Months
	2015	2014
Ameren Missouri	$490	$268
Ameren Illinois	—	—
Ameren	298	291
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 - Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At September 30, 2015, total other obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,832 million, $2,913 million, and $1,888 million, respectively.
Off-Balance-Sheet Arrangements
At September 30, 2015, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 12 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for Ameren (parent) guarantees and letters of credit issued to support New AER based on the transaction agreement with IPH.
Credit Ratings
The credit ratings of the Ameren Companies affect our liquidity, access to the capital markets and credit markets, cost of borrowing under credit facilities, and collateral posting requirements under commodity contracts.

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
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in a potential negative impact on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, at September 30, 2015, were $10 million, $9 million, and $1 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. At September 30, 2015, cash collateral posted by external counterparties with Ameren and Ameren Illinois was $5 million. Sub-investment-grade issuer or senior unsecured debt rating (lower than “BBB-” or “Baa3”) at September 30, 2015, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $150 million, $75 million, or $75 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2015, if market prices were 15% higher than September 30, 2015 levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would not be required to post additional collateral or other assurances for certain trade obligations. Based on credit ratings at September 30, 2015, if market prices were 15% lower than September 30, 2015 levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to $27 million, $12 million, and $15 million, respectively.

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

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The first sections of the Illinois Rivers project are expected to be completed in 2016. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The total investment in these three projects is expected to be more than $1.4 billion during 2015 through 2019. This total includes over $100 million of investment by Ameren Illinois to construct connections to its existing transmission system. Separate from the three projects discussed above, Ameren Illinois expects to invest approximately $900 million in electric transmission assets during 2015 through 2019 to address load growth and reliability requirements. The Ameren Illinois projects discussed above do not include potential additional capital investments for 2016 through 2019 that are currently being evaluated as part of our normal annual planning process and are discussed in the Liquidity and Capital Resources section below.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Using the rates that will become effective on

January 1, 2016, and the currently allowed 12.38% return on equity, the 2016 revenue requirement for Ameren Illinois’ electric transmission business would be $242 million, which represents a $43 million increase over the 2015 revenue requirement due to rate base growth. These rates reflect a capital structure composed of 51.9% common equity and a projected rate base of $1.2 billion. Using the rates that will become effective on January 1, 2016, and the currently allowed 12.38% return on equity, the 2016 revenue requirement for ATXI’s electric transmission business would be $138 million, which represents a $58 million increase over the 2015 revenue requirement due to rate base growth, primarily as a result of the Illinois Rivers project. These rates reflect a capital structure composed of 56.1% common equity and a projected rate base of $887 million.

•
The 12.38% return on common equity is the subject of two FERC complaint proceedings that challenge the allowed base return on common equity for MISO transmission owners. The FERC scheduled hearing procedures for both the November 2013 complaint case and the February 2015 complaint case, requiring a proposed order from its administrative law judge in each case no later than November 30, 2015 and June 30, 2016, respectively. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $5 million and $3 million, respectively, based on each company’s 2016 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective balance sheets as of September 30, 2015, representing their estimate of the potential refunds from the November 12, 2013 refund effective date.

•
On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Upon the issuance of the final order addressing the initial MISO complaint case discussed above, beginning with its January 6, 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the base return on common equity.

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service of $122 million, including $109 million related to the increase in net energy costs above those included in base rates previously authorized by the MoPSC. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order became effective on May 30, 2015. Ameren Missouri’s revenue requirement, prior to May 30, 2015, was based on a 9.8% return on common equity, a capital structure composed of 52.3% common equity, and a rate base of $6.8 billion. Accordingly, the level of earnings reflected in the revenue requirement in effect after May 30, 2015, is lower than the level of earnings reflected in the previously effective revenue requirement. The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. In addition, the order did not approve the continued use of regulatory tracking mechanisms for storm costs and vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. For example, transmission charges previously included in the FAC that are now included in base rates totaled $30 million in 2014 and are expected to increase to $41 million in 2015, with further cost increases expected in the foreseeable future. However, transmission revenues totaled $34 million in 2014 and are expected to increase annually to $36 million in 2015 and remain relatively constant in the foreseeable future.

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

•
Ameren Missouri's current MEEIA plan provides for a cumulative investment in customer energy efficiency programs of up to $147 million during 2013 through 2015. Additionally, the plan provides for a performance incentive that would allow Ameren Missouri to earn additional revenues based on achievement of certain customer energy efficiency goals, including $19 million if 100% of the goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceed those goals. In June 2015, the MoPSC staff filed a complaint case with the MoPSC regarding the method and inputs used in calculating the performance incentive. If the MoPSC agrees with the MoPSC staff’s interpretation of the August 2012 MEEIA order, the performance incentive recognized in 2016 would be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. Regardless of the MoPSC’s decision in the complaint case, Ameren Missouri believes it will exceed 100% of the customer energy efficiency goals and recognize revenues of at least $19 million associated with the performance incentive in 2016. In addition, Ameren Missouri records revenues based on the net shared benefits associated with the reduction in customer energy usage that results from its customer energy efficiency programs. From January 2013 through September 2015, Ameren Missouri has recorded revenues of $134 million, $45 million of which was recorded in 2015, associated with the net shared benefits based on the estimated megawatthour reductions provided by the MEEIA customer energy efficiency programs both in the program period and in the future. In October 2015, the MoPSC rejected Ameren Missouri’s MEEIA energy efficiency plan for 2016 through 2018. Ameren Missouri is studying the MoPSC’s October 2015 order and evaluating whether to file another proposed energy efficiency plan with the MoPSC. Ameren Missouri expects to continue to experience sales volume reductions into 2016 from the 2013 through 2015 MEEIA plan.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual recoverable costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2015 electric delivery service revenues will be based on its 2015 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2015 revenue requirement is expected to be higher than the 2014 revenue requirement, due to an expected increase in recoverable costs and rate base growth, partially offset by a reduction in the allowed return on equity due to lower United States Treasury bond yields. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' 2015 net income.

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

•
Ameren Illinois’ annual electric delivery service formula rate update to establish customer rates for 2016 is currently pending before the ICC. If the ICC approves as filed, the annual update filing would result in a $109 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual recoverable costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2015. In October 2015, the ICC staff submitted its calculation of Ameren Illinois’ revenue requirement. The ICC staff recommended adjustments that would result in a $107 million increase in Ameren Illinois’ electric delivery service revenue requirement. An ICC decision on this update filing is required by December 2015. The resulting customer rates will affect Ameren Illinois' cash receipts during 2016, but will not be the sole determinant of its 2016 electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2016 revenue requirement reconciliation.

•
In July 2015, Ameren Illinois filed an amended request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. This rate case includes a capital structure composed of 50% common equity and a rate base of $1.2 billion. In July 2015, Ameren Illinois, the ICC staff, and certain other intervenors filed a stipulation and agreement with the ICC that would result in rates that are based on a return on common equity of 9.6%. The agreement does not address the positions of all of the parties in the rate case. Based on the terms in the agreement and the unresolved positions in the case, Ameren Illinois' request seeks an annual revenue increase of $45 million, which is consistent with the ICC staff’s recommendation and the administrative law judges' proposed order issued in November 2015. The administrative law judges' order also proposed the approval of the volume balancing adjustment. A decision by the ICC in this proceeding is required by December 2015, and new rates are expected to be effective in January 2016.

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

•
Ameren Missouri is engaged in litigation with an insurer to recover an unpaid liability insurance claim for the December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if Ameren Missouri’s insurance receivable of $41 million, as of September 30, 2015, is not paid by the insurer.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address cost recovery pressures and to support investment in their energy infrastructure. These pressures include limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased use of innovative and increasingly cost-effective technological advances including distributed generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among other costs.

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
Liquidity and Capital Resources

•
We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will make up to $9.3 billion (Ameren Missouri - up to $3.9 billion; Ameren Illinois - up to $4.0 billion; ATXI - up to $1.4 billion) of capital expenditures during the period from 2015 through 2019. Ameren is currently evaluating potential capital expenditures at Ameren Illinois for 2016 through 2019 of an estimated $500 million to $1 billion that are incremental to the estimates above. We will continue to evaluate these investment opportunities as a part of our normal annual planning process.

•
Environmental regulations, including those related to greenhouse gas emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. These costs could be prohibitive at some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase; however, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in rates.

•
Ameren Missouri is evaluating the Clean Power Plan and its potential implementation by Missouri and Illinois. This assessment includes the potential impacts to its operations, including those related to electric system reliability and its level of investment in customer energy efficiency programs, renewable energy generation, and other forms of generation. Under the Clean Power Plan, Ameren Missouri expects to incur increased net fuel and operating costs, and new or accelerated capital expenditures, in addition to making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural gas-fired energy centers, which could result in increased operating costs.

•
Ameren Missouri files a non-binding integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, is a 20-year plan that supports a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas and nuclear power. The plan includes expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, and adding natural gas-fired combined cycle generation. Ameren Missouri continues to study future alternatives that could help defer new energy center construction. It is expected that this plan will need to be modified to comply with the Clean Power Plan and incorporate changes in the level of investment in customer energy efficiency programs as Ameren Missouri evaluates future MEEIA plans.

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

•
As of September 30, 2015, Ameren had $299 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri - $- million and Ameren Illinois - $67 million) and $142 million in federal and state income tax credit carryforwards (Ameren Missouri - $25 million and Ameren Illinois - $1 million). Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri and Ameren Illinois during 2015 and 2016, while Ameren does not expect to make material federal income tax payments until 2017. In addition, Ameren has $61 million of expected income tax refunds and state overpayments that would offset income tax liabilities into 2017. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to fund electric transmission investments, specifically ATXI's Illinois Rivers project.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren expects to utilize debt to fund such cash shortfalls and does not currently expect to issue equity over the next several years.

•
In October 2015, Ameren’s board of directors declared a fourth quarter dividend of 42.5 cents per common share, a 3.7% increase from the prior quarterly dividend rate of 41 cents per share, resulting in an annualized equivalent dividend rate of $1.70 per share. On an annual basis, the dividend increase, at current outstanding common stock levels, will result in additional dividend payments of $15 million.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined by current liabilities exceeding current assets, as was the case at September 30, 2015, for Ameren and Ameren Illinois. The working capital deficit as of September 30, 2015, was primarily the result of increased commercial paper issuances and the use of other forms of short-term debt. The Ameren Companies had $783 million of commercial paper issuances outstanding as of September 30, 2015. With the 2012 Credit Agreements and cash and cash equivalents available, the Ameren Companies had access to $2.1 billion of credit capacity, and $1.4 billion of liquidity, at September 30, 2015.

•
Ameren (parent) and Ameren Illinois expect to issue long-term debt during the fourth quarter of 2015, to repay a substantial portion of their short-term debt. In addition, Ameren Illinois expects to pay dividends to Ameren (parent) beginning in 2016.

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

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2015. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Nine Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(4)	$(202)	$(206)	$(28)	$(185)	$(213)
Contracts realized or otherwise settled during the period	—	12	12	11	32	43
Fair value of new contracts entered into during the period	—	(4)	(4)	16	(12)	4
Other changes in fair value	(13)	(20)	(33)	(16)	(49)	(65)
Fair value of contracts outstanding at end of period, net	$(17)	$(214)	$(231)	$(17)	$(214)	$(231)

The following table presents maturities of derivative contracts as of September 30, 2015, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(18)	$(7)	$—	$—	$(25)
Level 2(a)	(4)	(5)	(2)	—	(11)
Level 3(b)	19	—	—	—	19
Total	$(3)	$(12)	$(2)	$—	$(17)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(26)	(17)	(1)	—	(44)
Level 3(b)	(12)	(25)	(23)	(110)	(170)
Total	$(38)	$(42)	$(24)	$(110)	$(214)
Ameren:
Level 1	$(18)	$(7)	$—	$—	$(25)
Level 2(a)	(30)	(22)	(3)	—	(55)
Level 3(b)	7	(25)	(23)	(110)	(151)
Total	$(41)	$(54)	$(26)	$(110)	$(231)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on a Black-Scholes model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2015, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center, under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	The complaint case filed with the MoPSC regarding the method and inputs used in calculating the performance incentive under MEEIA;

•	Ameren Illinois’ annual electric delivery service formula rate update filed with the ICC;

•	Ameren Illinois’ natural gas rate case filed with the ICC;

•	ATXI’s request for a certificate of convenience and necessity from the MoPSC for the Mark Twain project;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with Ameren Missouri's liability insurance claim for the breach of the upper reservoir of its Taum Sauk pumped-storage hydroelectric energy center in December 2005; and

•	asbestos-related litigation associated with the Ameren Companies.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2015, to September 30, 2015.

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
Date: November 6, 2015