Form 10-K
period 2015-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2016-02-26
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
6 Executive Drive
Collinsville, Illinois 62234
(618) 343-8150
Securities Registered Pursuant to Section 12(b) of the Act:
The following security is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange:

Registrant	Title of each class
Ameren Corporation	Common Stock, $0.01 par value per share
Securities Registered Pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Union Electric Company	Preferred Stock, cumulative, no par value, stated value $100 per share
Ameren Illinois Company	Preferred Stock, cumulative, $100 par value per share Depositary Shares, each representing one-fourth of a share of 6.625% Preferred Stock, cumulative, $100 par value per share
Indicate by checkmark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Ameren Corporation	Yes	(X)	No	( )
Union Electric Company	Yes	( )	No	(X)
Ameren Illinois Company	Yes	(X)	No	( )
Indicate by checkmark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Ameren Corporation	Yes	( )	No	(X)
Union Electric Company	Yes	( )	No	(X)
Ameren Illinois Company	Yes	( )	No	(X)
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
As of June 30, 2015, Ameren Corporation had 242,634,798 shares of its $0.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2015) held by nonaffiliates was $9,142,479,189. The shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2015.
The number of shares outstanding of each registrant’s classes of common stock as of January 29, 2016, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 242,634,798

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2016 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2006 Incentive Plan - The 2006 Omnibus Incentive Compensation Plan provides for compensatory stock-based awards to eligible employees and directors. The 2006 Omnibus Incentive Compensation Plan was replaced prospectively for new grants by the 2014 Incentive Plan.
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
Clean Power Plan - “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” an EPA rule that establishes emission guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil fuel-fired electric generating units.
CO2 - Carbon dioxide.
COL - Nuclear energy center combined construction and operating license.
Cooling degree-days - The summation of positive differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of electricity demand by residential and commercial customers for summer cooling.
Credit Agreements - The Illinois Credit Agreement and the Missouri Credit Agreement, collectively.
CSAPR - Cross-State Air Pollution Rule, an EPA rule that requires states that contribute to air pollution in down-wind states to limit air emissions from fossil fuel-fired electric generating units.
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
Exchange Act - Securities Exchange Act of 1934, as amended.
FAC - Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover or refund through customer rates 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
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
Heating degree-days - The summation of negative differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter heating by residential and commercial customers.
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
Illinois Credit Agreement - Ameren's and Ameren Illinois' $1.1 billion multiyear senior unsecured credit agreement. The agreement was amended and restated in December 2014 and is currently scheduled to expire on December 11, 2019.
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
MATS - Mercury and Air Toxics Standards, an EPA rule that limits emission of mercury and other air toxics from coal and oil-fired electric generating units.
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
MGP - Manufactured gas plant.
MISO - Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement - Ameren's and Ameren Missouri's $1 billion multiyear senior unsecured credit agreement. The agreement was amended and restated in December 2014 and is currently scheduled to expire on December 11, 2019.
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
Net shared benefits - Ameren Missouri's share of the present value of lifetime energy savings, net of program costs, designed to offset sales volume reductions resulting from Ameren Missouri's customer energy efficiency programs. This recovery mechanism was applicable to the MEEIA plan for 2013 through 2015.
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
NSPS - New Source Performance Standards, provisions under the Clean Air Act.
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
PUHCA 2005 - The Public Utility Holding Company Act of 2005.
QIP - Qualifying infrastructure plant. Costs of qualifying infrastructure natural gas plant that is included in an Ameren Illinois recovery mechanism.
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
SO2 - Sulfur dioxide.
Test year - The selected period of time, typically a 12-month period, for which a utility's historical or forecasted operating results are used to determine the appropriate revenue requirement.
Throughput disincentive - Ameren Missouri's reduced margin caused by the current period's lower sales volume resulting from MEEIA customer energy efficiency programs. Recovery of this disincentive is designed to make Ameren Missouri earnings neutral each period from the lost margins caused by its current MEEIA customer energy efficiency programs. This recovery mechanism is applicable to the MEEIA plan from March 2016 through February 2019.
UA - United Association of Plumbers and Pipefitters, a labor union.
VBA - A volume balancing adjustment for Ameren Illinois' natural gas operations. As a result of this adjustment, revenues from residential and small nonresidential customers will increase or decrease as billing determinants differ from filed amounts. This adjustment ensures that changes in sales volumes, including deviations from normal weather conditions, do not result in an over- or under-collection of natural gas revenues for these rate classes.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, that may result from the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri's appeal of the method and inputs used to calculate its performance incentive under MEEIA for 2014 and 2015, and future regulatory, judicial, or legislative actions designed to change regulatory recovery mechanisms;

•
the effect of Ameren Illinois participating in a performance-based formula ratemaking process under the IEIMA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, the related financial commitments required by the IEIMA, and the resulting uncertain impact on Ameren Illinois' results of operations, financial position, and liquidity;

•	our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators in an attempt to earn our allowed return on equity;

•	the effects of changes in laws and other governmental actions, including monetary, fiscal, tax, and energy policies;

•	the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates and any challenges to the tax positions taken by the Ameren Companies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and distributed generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

•
the effectiveness of Ameren Missouri's customer energy efficiency programs and the related amount of any revenues and performance incentive earned under the MEEIA plans approved in August 2012 and February 2016 and under any future approved MEEIA plan;

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

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•
the ability to obtain sufficient insurance, including insurance relating to Ameren Missouri’s Callaway energy center and insurance for cyber attacks or, in the absence of insurance, the ability to recover uninsured losses from customers;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

•
Noranda's bankruptcy filing, the expected curtailment of operations at its aluminum smelter located in southeast Missouri, and the resulting impacts to Ameren Missouri's ability to recover its revenue requirement;

•
revisions to Ameren Missouri’s long-term power supply agreement with Noranda, including Ameren Missouri’s notification to terminate the agreement effective June 1, 2020, and Ameren Missouri’s decision as to whether to seek MoPSC approval to cease providing electricity to Noranda thereafter;

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

•
the effects of breakdowns or failures of equipment in the operation of natural gas distribution and transmission systems and storage facilities, such as leaks, explosions and mechanical problems, and compliance with natural gas safety regulations;

•	the effects of our increasing investment in electric transmission projects and the uncertainty as to whether we will achieve our expected returns in a timely fashion;

•	operation of Ameren Missouri's Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions, and divestitures, and any related tax implications;

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to CO2, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of our energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy portfolio requirements in Missouri;

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates, mortality tables, and returns on benefit plan assets;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by Ameren Missouri's energy centers or required to satisfy Ameren Missouri's energy sales;

•	legal and administrative proceedings;

•
the impact of cyber attacks, which could result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as utility customer data and account information; and

•	acts of sabotage, war, terrorism, or other intentionally disruptive acts.

New factors emerge from time to time; it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.
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
In December 2013, Ameren completed the divestiture of New AER to IPH. In January 2014, Medina Valley completed its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. In addition, in 2013, Ameren abandoned the Meredosia and Hutsonville energy centers upon the completion of the divestiture of New AER to IPH. Ameren is demolishing the Hutsonville energy center and expects to demolish the Meredosia energy center beginning in 2016. As a result of these events, Ameren has segregated the operating results, assets, and liabilities for New AER and for the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise stated, the following information presented in Part I, Item 1, of this report excludes discontinued operations for all periods presented. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.

The following table presents our total employees at December 31, 2015:

Ameren Missouri	3,773
Ameren Illinois	3,305
Ameren Services	1,449
Ameren	8,527
At December 31, 2015, the IBEW, the IUOE, the LIUNA, and the UA labor unions collectively represented about 54% of Ameren’s total employees. They represented 63% and 59% of the employees at Ameren Missouri and Ameren Illinois, respectively. The collective bargaining agreements have terms ranging from two to six years and expire between 2016 and 2018.
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

RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in filing and getting new rates approved, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren's electric and natural gas jurisdictions, with the FERC-regulated electric transmission and Illinois electric distribution jurisdictions experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated through a variety of means, including the use of a future test year, the implementation of trackers and riders, the level and timing of expenditures, and by regulatory frameworks that include annual revenue requirement reconciliations.
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

The following table summarizes, by rate jurisdiction, the key terms of the rate orders in effect for customer billings for each of Ameren's rate-regulated utilities as of January 1, 2016:

	Regulator	Allowed Return on Equity	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren's 2015 Operating Revenues(a)
Ameren Missouri
Electric service(b)(c)	MoPSC	9.53%	51.8%	$7.0	56%
Natural gas delivery service(d)	MoPSC	(d)	52.9%	$0.2	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	9.14%	50.0%	$2.5	25%
Natural gas delivery service(f)	ICC	9.60%	50.0%	$1.2	13%
Electric transmission delivery service(g)	FERC	12.38%	51.9%	$1.2	3%
ATXI
Electric transmission delivery service(g)	FERC	12.38%	56.1%	$0.9	1%

(a)
Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and gas purchased for resale for natural gas delivery service, and intercompany eliminations.

(b)	Ameren Missouri's electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate.

(c)	Based on the MoPSC's April 2015 rate order.

(d)
Based on the MoPSC's January 2011 rate order. This rate order did not specify the allowed return on equity. It includes the impacts on rate base and operating revenues relating to the ISRS for investments after the January 2011 rate order.

(e)
Based on the ICC's December 2015 rate order. Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. The December 2015 rate order was based on 2014 recoverable costs, expected net plant additions for 2015, and the monthly yields during 2014 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois' 2016 electric distribution delivery service revenues will be based on its 2016 actual recoverable costs, rate base, and return on common equity, as calculated under the IEIMA's performance-based formula ratemaking framework.

(f)	Based on the ICC's December 2015 rate order. The rate order was based on a 2016 future test year and established the VBA.

(g)
Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking rate formula based on each year's forecasted information. The 12.38% return is the subject of two FERC complaint proceedings that are challenging the allowed return on common equity for MISO transmission owners and would require customer refunds to be issued.

Ameren Missouri
Electric
Ameren Missouri’s electric operating revenues are subject to regulation by the MoPSC. If certain criteria are met, Ameren Missouri’s electric rates may be adjusted without a traditional rate proceeding. For example, all of Ameren Missouri's MEEIA customer energy efficiency program costs, net shared benefits or throughput disincentive, and any performance incentive, are recoverable through a rider that may be adjusted without a traditional rate proceeding. Likewise, the FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of changes in net energy costs greater than or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order. Under certain conditions, a provision of the FAC allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced sales to Noranda.
In addition to the FAC and the MEEIA recovery mechanisms, Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to record the difference between the level of incurred costs under GAAP and the level of such costs included in rates as a regulatory asset or regulatory liability, which will be included in base rates in a future MoPSC rate order.
Ameren Missouri is a member of MISO, and its transmission rate is calculated in accordance with the MISO OATT. The FERC regulates the rates charged and the terms and conditions for electric transmission delivery service. The transmission rate is updated each June based on Ameren Missouri’s filings with the FERC. This rate is not directly charged to Missouri retail customers because, in Missouri, the MoPSC includes transmission-related costs and revenues in bundled retail rates.

Natural Gas
Ameren Missouri’s natural gas operating revenues are subject to regulation by the MoPSC. If certain criteria are met, Ameren Missouri’s natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas supply costs to be passed directly to customers. The ISRS also permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a more timely basis between rate cases. The return on equity currently used by Ameren Missouri for purposes of the ISRS tariff is 10%.
Ameren Illinois
Electric
Ameren Illinois' electric distribution delivery service operating revenues are regulated by the ICC, while its electric transmission delivery service operating revenues are regulated by the FERC. In 2015, Ameren Illinois' electric distribution delivery service accounted for 91% of its total electric operating revenues. The remainder related to electric transmission delivery service.
Ameren Illinois participates in the performance-based formula ratemaking process established pursuant to the IEIMA. The IEIMA was designed to provide for the recovery of actual costs of electric delivery service that are prudently incurred and to reflect the utility's actual regulated capital structure through a formula for calculating the return on equity component of the cost of capital. The return on equity component of the formula rate is equal to the average for the calendar year of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois' actual return on equity relating to electric delivery service is subject to a collar adjustment on earnings in excess of 50 basis points greater or less than its allowed return. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, including an allowed return on equity. This annual revenue requirement reconciliation adjustment, along with the collar adjustment, if necessary, will be collected from or refunded to customers within the next two years.
Ameren Illinois is also subject to performance standards under the IEIMA. Failure to achieve the standards would result in a reduction in the company's allowed return on equity calculated under the formula. The performance standards include improvements in service reliability to reduce both the frequency and duration of outages, reduction in the number of estimated bills, reduction of consumption on inactive meters, and a reduction in uncollectible accounts expense. The IEIMA provides for return on equity penalties totaling up to 34 basis points in 2016 through 2018 and 38 basis points in 2019 through 2022 if the performance standards are not met. The current formula ratemaking process is effective until the end of 2019, with a further extension possible through 2022.
Under the IEIMA, Ameren Illinois is also subject to capital spending levels. Between 2012 and 2021, Ameren Illinois is required to invest $625 million incremental to its average electric delivery service capital project investments of $228 million for calendar years 2008 through 2010, on capital projects to modernize its distribution system. Through 2015, Ameren Illinois has invested $277 million in IEIMA capital projects toward its $625 million requirement. As required by the IEIMA, Ameren Illinois met the job creation requirements during the peak program year.
Ameren Illinois employs cost recovery mechanisms for power procurement, customer energy efficiency programs, certain environmental costs, and bad debt expense not recovered in base rates. Ameren Illinois also has a tariff rider to recover the costs of certain asbestos-related claims.
Ameren Illinois is a member of MISO and its transmission rate is calculated in accordance with the MISO OATT. Currently, the FERC-allowed return on common equity in the ratemaking formula for MISO transmission owners is 12.38%. However, the 12.38% return is subject to a November 2013 complaint case and a February 2015 complaint case that challenge the allowed return on common equity for MISO transmission owners. In December 2015, an administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32% and would require customer refunds to be issued for the 15-month period ending in February 2015. Ameren Illinois has received FERC approval to use a company-specific, forward-looking rate formula framework in setting its transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. In Illinois, the AMIL pricing zone transmission rate is charged directly to wholesale customers and to alternative retail electric suppliers, which serve unbundled retail load. The AMIL pricing zone transmission rate and other MISO-related costs are collected through a rider mechanism in Ameren Illinois' retail distribution tariffs from retail customers who have not chosen an alternative retail electric supplier.
Natural Gas
Ameren Illinois’ natural gas operating revenues are subject to regulation by the ICC. In December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service that was based on a 2016 future test year. In addition, the rate order approved the VBA for residential and small nonresidential customers. If certain criteria are met, then Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. Also, Ameren Illinois employs cost recovery mechanisms for customer energy efficiency programs, certain environmental costs, and bad debt expenses not recovered in base rates.
In July 2013, a state law was enacted, which encourages Illinois natural gas utilities to accelerate modernization of the state's natural gas infrastructure. The law allows natural gas utilities to file for a QIP rider. A QIP rider allows a surcharge to be added to customers' bills to recover depreciation expenses and to earn a return on qualifying natural gas investments that were not previously included in base rates. Recovery begins two months after the natural gas investments are placed in service and continues until the investments are included in base rates in a future natural gas rate order. Ameren Illinois received ICC approval for its QIP rider in January 2015 and subsequently began including qualified investments and recording revenue under this regulatory framework.
ATXI
ATXI is a member of MISO, and its transmission rate is calculated in accordance with the MISO OATT. Accordingly, like Ameren Illinois, ATXI's transmission rate is subject to the November 2013 and February 2015 complaint cases that challenge the allowed return on common equity for MISO transmission owners. ATXI has received FERC approval to use a company-specific, forward-looking rate formula framework in setting its transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. Additionally, the FERC has approved transmission rate incentives relating to the three MISO-approved multi-value projects discussed below, which allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery.
The three MISO-approved multi-value projects being developed by ATXI are the Illinois Rivers, Spoon River, and Mark Twain projects. The first project, Illinois Rivers, involves the construction of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. ATXI has obtained a certificate of public convenience and necessity and project approval from the ICC and the MoPSC for each state's portion of the Illinois Rivers project. The last section of this project is expected to be completed in 2019. The Spoon River project is located in northwest Illinois, and the Mark Twain project is located in northeast Missouri; each of these projects involves the construction of 345-kilovolt lines and one new substation. In September 2015, the ICC granted ATXI a certificate of public convenience and necessity and project approval for the Spoon River project. In June 2015, ATXI made a filing with the MoPSC requesting a certificate of public convenience and necessity for the Mark Twain project. A decision is expected from the MoPSC in 2016. These two projects are expected to be completed in 2018. The total investment by ATXI in all three projects is expected to be more than $1.6 billion.
For additional information on Ameren Missouri, Ameren Illinois, and ATXI rate matters, including the MoPSC's February 2016 MEEIA order, Noranda's usage reduction and bankruptcy filing, and the FERC complaint cases challenging the allowed return on common equity for MISO transmission owners, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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
Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk power electric system. These standards are developed and enforced by NERC pursuant to authority delegated to it by the FERC. If Ameren Missouri, Ameren Illinois, or ATXI are determined not to be in compliance with any of these mandatory reliability standards, they could incur substantial monetary penalties and other sanctions.
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
Operation of Ameren Missouri’s Callaway energy center is subject to regulation by the NRC. In March 2015, the NRC extended the Callaway energy center's operating license from 2024 to 2044. Ameren Missouri’s Osage hydroelectric energy center and Taum Sauk pumped-storage hydroelectric energy center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The license for the Osage hydroelectric energy center expires in 2047. The license for the Taum Sauk pumped-storage hydroelectric energy center expires in 2044. Ameren Missouri’s Keokuk energy center and its dam in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.

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
The EPA has promulgated several environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, individually or the combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs could result in regulatory lag. These new and proposed environmental regulations could also impact the availability, cost of, and demand for power and natural gas, which is acquired for Ameren Missouri's natural gas customers and Ameren Illinois' electric and natural gas customers.
For additional discussion of environmental matters, including NOx, SO2, and mercury emission reduction requirements, reductions to CO2 emissions, wastewater discharge standards, remediation efforts, CCR management regulations, and a discussion of the EPA’s allegations of violations of the Clean Air Act and Missouri law in connection with projects at Ameren Missouri's Rush Island energy center, see Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION AND SUPPLY OF ELECTRIC POWER
Ameren owns an integrated transmission system that is comprised of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two balancing authority areas: AMMO and AMIL. During 2015, the peak demand was 8,071 megawatts in AMMO and 8,642 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of MISO. Ameren Missouri is authorized by the MoPSC to participate in MISO through May 2018. Ameren Missouri is required to file a study with the MoPSC in November 2017, as it has done periodically since it began participating in MISO, that evaluates the costs and benefits of Ameren Missouri's continued participation in MISO beyond May 2018.
The Ameren Companies are members of the SERC. The SERC is responsible for the bulk electric power system in all or portions of 16 central and southeastern states. Owners and operators, including the Ameren Companies, of the bulk electric power system are subject to mandatory reliability standards promulgated by the NERC and its regional entities, such as the SERC, which are all enforced by the FERC.
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
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The potential need for new energy center construction is dependent on several key factors,

including continuation of, and customer participation in, energy efficiency programs, load growth, and more stringent environmental regulation of coal-fired power plants, which could lead to the retirement of current baseload assets or alterations in the manner in which those assets operate. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and it is taking steps to preserve options to meet future demand. Steps include evaluating the potential for additional customer energy efficiency programs and options for renewable energy generation, and potential sites for natural-gas-fired generation to further diversify its generation portfolio. During 2015, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site and has withdrawn its COL application with the NRC.
Ameren Missouri filed its nonbinding integrated resource plan with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan. The integrated resource plan is a 20-year plan that supports a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, hydro, natural gas and nuclear power. The plan includes expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, continuation and expansion of the then-existing energy efficiency programs, and adding natural-gas-fired combined cycle generation.
See also Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Ameren Illinois
In Illinois, electric transmission and distribution service rates are regulated but power supply prices are not regulated. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to serve as the provider of last resort for its electric customers. In 2015, Ameren Illinois supplied power for approximately 26% of its kilowatthour sales. Power purchased by Ameren Illinois for its retail customers comes either through procurement processes conducted by the IPA or through markets operated by MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply obligation. The power and related procurement costs incurred by Ameren Illinois are passed directly to its customers through a cost recovery mechanism. Ameren Illinois charges transmission and distribution service rates to customers who purchase electricity from alternative retail electric suppliers.
See Note 14 – Related Party Transactions and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information on power procurement in Illinois.

POWER GENERATION
The following table presents the source of Ameren's and Ameren Missouri's electric generation, excluding purchased power, for the years ended December 31, 2015, 2014, and 2013:

	Coal	Nuclear	Natural Gas/Oil	Renewables(a)
2015	71%	25%	(b)	4%
2014	76	21	(b)	3
2013	77	20	(b)	3

(a)	Renewable power generation includes production from Ameren Missouri's hydroelectric, methane gas, and solar energy centers, but it excludes purchased renewable energy credits.

(b)	Less than 1% of total fuel supply.
The following table presents the cost of fuels for electric generation for the years ended December 31, 2015, 2014, and 2013:

Cost of Fuels (dollars per mmbtu)	2015	2014	2013
Coal(a)	$2.193	$2.151	$2.050
Nuclear(b)	0.928	0.918	0.942
Natural gas(c)	7.422	11.226	7.907
Weighted average – all fuels(d)	$1.910	$1.936	$1.874

(a)	The cost of coal and the costs for transportation, which include hedges for railroad diesel fuel surcharges.

(b)	The cost of uranium and its processing to become nuclear fuel.

(c)	The cost of natural gas and fixed and variable costs for transportation, storage, balancing, and fuel losses for delivery to the energy center.

(d)
All costs, including transportation, for fuels used in our energy centers, including coal, nuclear, natural gas, methane gas, and oil. Methane gas and oil are not individually listed in this table because their use is minimal.

Coal
Ameren Missouri has an ongoing need for coal for generation, so it pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase coal and to transport it to energy centers. Most of Ameren Missouri's coal supply agreements expire at the end of 2017, and its existing coal transport agreements expire at the end of 2019. Ameren Missouri has additional coal supply contracts in place to provide a portion of its coal supply in 2018. Ameren Missouri has coal transport agreements with Union Pacific Railroad and Burlington Northern Santa Fe Railway. As of December 31, 2015, Ameren Missouri had price-hedged 100% of its expected coal supply and coal transportation requirements for generation in 2016. Ameren Missouri burned 18 million tons of coal in 2015.
About 98% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Inventory may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, and weather. As of December 31, 2015, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.

Nuclear
The production of nuclear fuel involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, the enrichment of that gas, the conversion of the enriched uranium hexafluoride gas into uranium dioxide fuel pellets, and the fabrication into usable fuel assemblies. Ameren Missouri has entered into uranium, uranium conversion, uranium enrichment, and fabrication contracts to procure the fuel supply for its Callaway nuclear energy center.
The Callaway energy center requires refueling at 18-month intervals. The last refueling was completed in November 2014. The next refuelings are scheduled for the spring of 2016 and the fall of 2017. As of December 31, 2015, Ameren Missouri has agreements or inventories to price-hedge 100% of Callaway's 2016 spring refueling requirements. Ameren Missouri has uranium (concentrate and hexafluoride) inventories and supply contracts sufficient to meet all of its uranium and conversion requirements at least through 2018. Ameren Missouri has enriched uranium inventories and enrichment supply contracts sufficient to satisfy enrichment requirements through at least 2020 and fuel fabrication service contracts through at least 2022.

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
Ameren Missouri’s natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its energy centers. This strategy is accomplished by optimizing transportation and storage options and by minimizing cost and price risk through various supply and price-hedging agreements that allow access to multiple gas pools, supply basins, and storage services. As of December 31, 2015, Ameren Missouri had price-hedged about 22% of its expected natural gas supply requirements for generation in 2016.
Renewable Energy
The states of Illinois and Missouri have enacted laws requiring electric utilities to include renewable energy resources in their portfolios. Illinois required renewable energy resources to equal or exceed 2% of the total electricity that Ameren Illinois supplied to its eligible retail customers as of June 1, 2008, with that percentage increasing to 11.5% by June 1, 2016, and to 25% by June 1, 2025. For the 2015 plan year, Ameren Illinois met its requirement that 10% of its total electricity for eligible retail customers be procured from renewable energy resources. Approximately 77% of the 2016 plan year renewable energy requirement is expected to be met through long-term agreements that Ameren Illinois has entered into to obtain renewable energy credits through 2032. The remaining requirement will be met through previous IPA procurements of additional renewable energy credits and an IPA procurement scheduled for spring 2016.
In Missouri, utilities are required to purchase or generate electricity equal to at least 2% of native load sales from renewable sources, with that percentage increasing to at least 15% by 2021, subject to a 1% annual limit on customer rate impacts. At least 2% of each renewable energy portfolio requirement must be derived from solar energy. In 2015, Ameren Missouri met its requirement to purchase or generate at least 5% of its native load sales from renewable energy resources. Ameren Missouri expects to satisfy the nonsolar requirement into 2018 with its Keokuk energy center, its Maryland Heights energy center, and through a 102-megawatt power purchase agreement with a wind farm operator. The Maryland Heights energy center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement through the purchase of solar-generated renewable energy credits from customer-installed systems and from its own solar generation from the O'Fallon energy center and its headquarters building.
Under the same Missouri statute that requires utilities to purchase or generate electricity from renewable sources, Ameren Missouri was required to offer a rebate program to provide an incentive for customers to install solar generation on their premises. In accordance with the statute and a 2013 MoPSC order, Ameren Missouri was required to provide $92 million of solar rebates by 2020, which has been substantially fulfilled. In its 2013 order, the MoPSC also authorized Ameren Missouri to employ a tracker to record the costs it incurred under its solar rebate program as a regulatory asset. Ameren Missouri is recovering the costs of these rebates, along with the estimated $9 million in carrying cost of the regulatory asset, over a three-year period beginning in June 2015.
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
In August 2012, the MoPSC approved Ameren Missouri’s customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015. From 2013 through 2015, Ameren Missouri invested $134 million in customer energy efficiency programs and realized $174 million of net shared benefits. The MoPSC also established a performance incentive that would give Ameren Missouri the potential to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri's energy savings exceeded those goals.
In June 2015, the MoPSC staff filed a complaint case with the MoPSC regarding the method and inputs used in calculating the performance incentive for 2014 and 2015. In November 2015, the MoPSC issued an order that adopted the MoPSC staff’s method and inputs used in calculating the performance incentive for 2014 and 2015. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. If the Missouri Court of Appeals upholds the MoPSC order, the performance incentive from the 2014 and 2015 MEEIA programs will be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation.
In February 2016, the MoPSC issued an order approving

Ameren Missouri's March 2016 to February 2019 MEEIA plan. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
State law requires Ameren Illinois to offer customer energy efficiency programs. The law also allows for recovery of the programs’ costs. The ICC has issued orders approving Ameren Illinois’ electric and natural gas energy efficiency plans as well as mechanisms by which program costs can be recovered from customers. Additionally, as part of its IEIMA capital project investments, Ameren Illinois expects to invest $360 million in smart grid infrastructure from 2012 to 2021, including smart meters that enable customers to improve their energy efficiency.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their utility customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm gas supply under term agreements with producers, interstate and intrastate firm transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year, and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the NYMEX futures market and in the OTC financial markets, are used to hedge the price paid for natural gas. Natural gas purchase costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2015, Ameren Missouri had price-hedged 75% and Ameren Illinois had price-hedged 97% of their expected 2016 natural gas supply requirements.
For additional information on our fuel and purchased power supply, see Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 14 – Related Party Transactions, and Note 15 – Commitments and Contingencies under Part II, Item 8 of this report.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:

•	political, regulatory, and customer resistance to higher rates;

•	the potential for changes in laws, regulations, and policies at the state and federal levels;

•
corporate tax law changes that accelerate depreciation deductions, which reduce current tax payments and improve cash flow, but also result in rate base reductions and limit the ability to claim other deductions and use carryforward tax benefits;

•
cybersecurity risks, including loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or loss of data, such as utility customer data and account information;

•	the potential for more intense competition in generation, supply, and distribution, including new technologies and their declining costs;

•
net metering rules and other changes in existing regulatory frameworks and recovery mechanisms to address the allocation of costs to customers who own generation resources that enable those customers to both sell power to and to purchase power from us through the use of our distribution and transmission assets;

•	pressure on customer growth and usage in light of economic conditions and energy efficiency initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	the likely reduction in the allowed return on common equity on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of qualified labor and material, and rising costs;

•	the availability of a skilled workforce, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors, such as yields on United States Treasury securities and allowed rates of return on equity provided by regulators;

•
higher levels of infrastructure investments that are expected to result in negative or decreased free cash flows, defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	public concern about the siting of new facilities;

•
complex new and proposed environmental laws, regulations, and requirements, including air and water quality standards, mercury emissions standards, CCR management requirements, and CO2 limitations, which may reduce the frequency that electric generating units are dispatched based upon their CO2 emissions;

•	public concern about the potential impacts to the environment from the combustion of fossil fuels;

•
aging infrastructure and the need to construct new power generation, transmission, and distribution facilities, which have long time frames for completion, with little long-term ability to predict power and commodity prices and regulatory requirements;

•	legislation or proposals for programs to encourage or mandate energy efficiency and renewable sources of power, such as solar, and the debate over who should pay for those programs;

•	public concern about nuclear generation, decommissioning and the disposal of nuclear waste; and

•	consolidation of electric and natural gas utility companies.

We are monitoring these issues. Except as otherwise noted in this report, we are unable to predict what impact, if any, these issues will have on our results of operations, financial position, or liquidity. For additional information, see Risk Factors under Part I, Item 1A, Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2015	2014	2013
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	12,903	13,649	13,562
Commercial	14,574	14,649	14,634
Industrial	8,273	8,600	8,709
Off-system	7,380	6,170	6,128
Other	126	124	125
Ameren Missouri total	43,256	43,192	43,158
Ameren Illinois:
Residential
Power supply and delivery service	4,797	4,662	5,474
Delivery service only	6,757	7,222	6,310
Commercial
Power supply and delivery service	2,837	2,535	2,606
Delivery service only	9,443	9,643	9,541
Industrial
Power supply and delivery service	1,589	1,674	1,613
Delivery service only	10,274	10,576	10,861
Other	524	518	522
Ameren Illinois total	36,221	36,830	36,927
Eliminate affiliate sales	(385)	(67)	(82)
Ameren total	79,092	79,955	80,003
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,464	$1,417	$1,428
Commercial	1,258	1,203	1,216
Industrial	469	475	491
Off-system	195	173	183
Other	84	120	61
Ameren Missouri total	$3,470	$3,388	$3,379
Ameren Illinois:
Residential
Power supply and delivery service	$495	$468	$501
Delivery service only	363	308	282
Commercial
Power supply and delivery service	247	233	215
Delivery service only	227	185	184
Industrial
Power supply and delivery service	71	87	68
Delivery service only	53	42	44
Other	227	199	167
Ameren Illinois total	$1,683	$1,522	$1,461
ATXI:
Transmission services	$70	$33	$19
Other and intercompany eliminations	(43)	(30)	(27)
Ameren total	$5,180	$4,913	$4,832

Electric Operating Statistics – Year Ended December 31,	2015	2014	2013
Electric Generation – Ameren Missouri – kilowatthours (in millions)	42,424	43,474	43,213
Price per ton of delivered coal (average) – Ameren Missouri	$37.88	$37.36	$36.19
Source of Ameren Missouri energy supply:
Coal	67.1%	73.5%	74.1%
Nuclear	23.3	20.6	18.6
Hydroelectric	3.6	2.2	2.9
Natural gas	0.3	0.2	0.4
Methane gas and solar	0.2	0.1	0.1
Purchased – Wind	0.7	0.8	0.7
Purchased – Other	4.8	2.6	3.2
	100.0%	100.0%	100.0%

Gas Operating Statistics – Year Ended December 31,	2015	2014	2013
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	7	8	8
Commercial	3	4	4
Industrial	1	1	1
Transport	7	7	6
Ameren Missouri total	18	20	19
Ameren Illinois:
Residential	55	66	62
Commercial	18	23	21
Industrial	3	3	6
Transport	89	91	87
Ameren Illinois total	165	183	176
Ameren total	183	203	195
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$84	$102	$102
Commercial	34	40	42
Industrial	5	7	8
Transport and other	14	15	9
Ameren Missouri total	$137	$164	$161
Ameren Illinois:
Residential	$550	$675	$611
Commercial	163	208	185
Industrial	13	23	26
Transport and other	57	70	25
Ameren Illinois total	$783	$976	$847
Other and intercompany eliminations	(2)	—	(2)
Ameren total	$918	$1,140	$1,006

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
We are subject to extensive federal, state, and local regulation. This extensive regulatory framework, some of which is more specifically identified in the following risk factors, regulates, among other matters, the electric and natural gas utility industries; rate and cost structure of utilities; operation of nuclear energy centers; construction and operation of generation, transmission, and distribution facilities; acquisition, disposal, depreciation and amortization of assets and facilities; transmission reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal, and are also subject to legislative actions, which are largely outside of our control. Any events that prevent us from recovering our costs or from earning adequate returns on our investments could adversely affect our results of operations, financial position, and liquidity.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industries are extensively regulated. The utility rates charged to our customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Many factors influence decisions by these entities, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. We are exposed to regulatory lag to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators will approve trackers, riders, or other mechanisms that allow electric or natural gas rates to be adjusted without a traditional rate proceeding. These mechanisms are not permanent and could be changed or terminated.
Ameren Missouri's electric and natural gas utility rates and Ameren Illinois' natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri's rates established in those proceedings are primarily based on historical costs and revenues. Ameren Illinois' natural gas rates established in those proceedings may be based on historical or estimated future costs and revenues. Thus the rates that a utility is allowed to charge may not match its costs at any given time.
Rates include an allowed rate of return on investments established by the regulator. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments.
In years when capital investments and operations costs rise or customer usage declines below those levels reflected in rates, we may not be able to earn the allowed return established by the regulator. This could result in the deferral or cancellation of planned capital investments, which could reduce the rate base investments on which we earn a rate of return. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
As a result of its participation in the performance-based formula ratemaking process established pursuant to the IEIMA, Ameren Illinois’ return on equity for its electric distribution business is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve certain performance standards and capital spending levels. Failure to meet these requirements could adversely affect Ameren's and Ameren Illinois' results of operations, financial position, and liquidity.
Ameren Illinois is participating in the performance-based formula ratemaking process established pursuant to the IEIMA for its electric distribution business. The ICC annually reviews Ameren Illinois’ rate filings under the IEIMA for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ incurred costs were not prudently incurred, the ICC would disallow recovery of such costs.
The return on equity component of the formula rate is equal to the average for the calendar year of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income based on its 2016 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the formula. The IEIMA provides for return on equity penalties totaling 34 basis points in each year from 2016 through 2018 and 38 basis points in each year from 2019 through 2022 if the performance standards are not met.
Between 2012 and 2021, Ameren Illinois is required to invest $625 million in capital projects incremental to its average electric delivery capital projects investments of $228 million for calendar years 2008 through 2010, in order to modernize its distribution system.

Unless extended through 2022, the IEIMA performance-based formula ratemaking process will expire in 2019. When it expires, Ameren Illinois will be required to establish future rates through a traditional rate proceeding with the ICC, which might not result in rates that produce a full or timely recovery of costs or provide for an adequate return on investments.
We are subject to various environmental laws and regulations. Significant capital expenditures are required to achieve and to maintain compliance with these laws and regulations. Failure to comply with these laws and regulations could result in facility closures, alterations to the manner in which these facilities operate, increased operating costs, or exposure to fines and liabilities, all of which could adversely affect our results of operations, financial position, and liquidity.
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the operation of electric generation, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions; discharges to water; water usage; impacts to air, land, and water; and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
We are also subject to liability under environmental laws that address the remediation of environmental contamination of property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws and regulations against us. They could allege injury from exposure to hazardous materials, seek to compel remediation of environmental contamination, or seek to recover damages resulting from that contamination.
The EPA has promulgated several environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants; and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, individually or the combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri.
Ameren is also subject to risks from changing or conflicting interpretations of existing laws and regulations. The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the power plants implemented modifications. In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint in the United States District Court for the Eastern District of Missouri alleging that Ameren Missouri violated provisions of the Clean Air Act and Missouri law. An outcome in this matter adverse to Ameren Missouri could require substantial capital expenditures, which cannot be determined at this time. Such expenditures could also affect unit retirement and replacement decisions.
The Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants, was issued by the EPA but stayed by the United States Supreme Court pending the outcome of various appeals, as discussed below. If the Clean Power Plan is ultimately upheld as issued, Ameren Missouri expects to incur increased fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. The Clean Power Plan required Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that require each state to demonstrate progress in achieving its CO2 reduction target. Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. Significant uncertainty exists regarding the impact of the Clean Power Plan, as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until such time as legal appeals are concluded. Appeals are not expected to conclude prior to 2018. We cannot predict the outcome of the legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, compliance measures could result in the closure or alteration of the operation of some of Ameren

Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.
Ameren and Ameren Missouri have incurred and expect to incur significant costs related to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri's coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operation of its energy centers. Moreover, if Ameren Missouri requests recovery of these capital expenditures and costs through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations that are not recoverable through rates might result in Ameren Missouri closing coal-fired energy centers earlier than planned, which would lead to an impairment of assets and reduced revenues. We are unable to predict the ultimate impact of these matters on our results of operations, financial position, and liquidity.
We may not be able to fully utilize net operating loss, tax credit, or charitable contribution carryforwards, which could adversely affect our results of operations, financial position, and liquidity.
We have significantly reduced our consolidated federal and state income tax obligations in the past through tax planning strategies. Additionally, our consolidated income tax obligations have been reduced due to the continued use of bonus depreciation provisions that allow for an acceleration of deductions for tax purposes and recent IRS guidance on tax deductions for repairs. We estimate our ability to use tax benefits, including those in the form of net operating loss, tax credit and charitable contribution carryforwards, that are recorded as deferred tax assets on our balance sheets. A disallowance of these tax benefits resulting from a legislative change or adverse determination by one of the applicable taxing jurisdictions could have an adverse impact on our results of operations, financial position, and liquidity. Additionally, changes in corporate income tax rate or policy changes as well as any inability to generate enough taxable income in the future to use all of our tax benefits before they expire could have an adverse impact on our results of operations, financial position, and liquidity.
Customers’, legislators’, and regulators’ opinions of us are affected by many factors, including system reliability, implementation of our investment plans, protection of customer information, rates, and media coverage. To the extent that customers, legislators, or regulators have or develop a negative opinion of us, our results of operations, financial position, and liquidity could be adversely affected.
Service interruptions due to failures of equipment or facilities as a result of severe or destructive weather or other causes, and the ability of Ameren Missouri and Ameren Illinois to promptly respond to such failures, can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, such as those being undertaken for Ameren Illinois’ electric and natural gas delivery systems, our ability to safeguard sensitive customer information, and other actions can affect customer satisfaction. The timing and magnitude of rate increases and volatility of rates can also affect customer satisfaction. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including the proliferation of social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, legislators, or regulators have or develop a negative opinion of us and our utility services, this could result in increased regulatory oversight and could affect the returns on common equity we are allowed to earn. Additionally, negative opinions about us could make it more difficult for our utilities to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to federal regulatory compliance and proceedings, which exposes us to the potential for regulatory penalties and other sanctions.
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
OPERATIONAL RISKS
The construction of and capital improvements to our electric and natural gas utility infrastructure involve substantial risks. These risks include escalating costs, unsatisfactory performance by the projects when completed, the inability to complete projects as scheduled, cost disallowances by regulators, and the inability to earn an adequate return on invested capital, any of which could result in higher costs and facility closures.
We expect to incur significant capital expenditures in order to make investments to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will incur up to $11.5 billion (Ameren Missouri – up to $4.3 billion; Ameren Illinois – up to $6.2 billion; ATXI – up to $1.0 billion) of capital expenditures during 2016 through 2020, excluding the impacts of the Clean Power Plan. These estimates include allowance for equity funds used during construction. Investments in Ameren’s rate-regulated operations are expected to be recoverable from ratepayers, but are subject to prudence reviews and are exposed to regulatory lag to varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on reasonable terms, or other events beyond our control could affect the schedule, cost, and performance of these projects. With respect to capital expenditures for pollution control equipment, there is a risk that a power plant may not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such pollution control equipment not be installed on time or perform as expected, Ameren Missouri could be subject to additional costs and to the loss of its investment in the project or facility. All of these project and construction risks could adversely affect our results of operations, financial position, and liquidity.
Ameren and Ameren Illinois may not be able to execute their electric transmission investment plans or to realize the expected return on those investments.
Ameren, through ATXI and Ameren Illinois, is investing significant capital resources in electric transmission. These investments are based on the FERC's regulatory framework and a rate of return on common equity, that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return is subject to change, including changes as a result of third-party complaints and challenges at the FERC. The regulatory framework may not be as favorable, or the rate of return may be lower, in the future. Currently, the FERC-allowed return on common equity for MISO transmission owners is 12.38%. In November 2013, a complaint case was filed with the FERC seeking a reduction in the allowed return on common equity under the MISO tariff. In December 2015, a FERC administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32%. The FERC is expected to issue a final order on the November 2013 complaint case by October 2016. A second complaint case was filed in February 2015. The outcome of these complaint cases could negatively affect Ameren Illinois' and ATXI's allowed return. Any such reduction would also result in a refund of transmission service revenues earned since the filing of the initial complaint case in November 2013. As of December 31, 2015, Ameren and Ameren Illinois had current regulatory liabilities of $45 million and $32 million, respectively, representing their estimates of the potential refunds from the refund effective date. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' earnings by an estimated $6 million and $3 million, respectively, based on each company's 2016 projected rate base.
A significant portion of Ameren's electric transmission investments consists of three separate projects to be constructed by ATXI, which have been approved by MISO as multi-value projects. The total investment by ATXI in all three projects is expected to be more than $1.6 billion. The last of these projects is expected to be completed in 2019. A failure by ATXI to complete these three projects on time and within projected cost estimates could adversely affect Ameren's results of operations, financial position, and liquidity.
The FERC has issued orders, which are subject to ongoing litigation, eliminating the right of first refusal for an electric utility to construct within its service territory certain new transmission projects for which there will be regional cost sharing. If these orders are upheld by the courts, Ameren would need to compete to build certain future electric transmission projects in its subsidiaries' service territories. Such competition could limit Ameren's future transmission investment. Conversely, if such FERC orders are not upheld by the courts, the right of first refusal would be expected to be reinstated. In such event, Ameren may lose opportunities outside of its subsidiaries' service territories and outside of MISO to construct electric transmission assets.
Our electric generation, transmission, and distribution facilities are subject to operational risks that could adversely affect our results of operations, financial position, and liquidity.
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

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;

•	lack of adequate water required for cooling plant operations;

•	labor disputes;

•	inability to comply with regulatory or permit requirements, including those relating to environmental laws;

•	disruptions in the delivery of electricity that affect our customers;

•	handling, storage, and disposition of CCR;

•	unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, solar flares, and electromagnetic pulses;

•	accidents that might result in injury or loss of life, extensive property damage, or environmental damage;

•
cybersecurity risks, including loss of operational control of Ameren Missouri's energy centers and our transmission and distribution systems and loss of data, such as customer data and account information through insider or outsider actions;

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
Ameren Missouri’s ownership of the Callaway energy center subjects it to the risks associated with nuclear generation, which include the following:

•	potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling, and disposal of radioactive materials;

•
continued uncertainty regarding the federal government's plan to permanently store spent nuclear fuel and the risk of being required to provide for long-term storage of spent nuclear fuel at the Callaway energy center;

•	limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear facilities;

•	uncertainties with respect to contingencies and retrospective premium assessments relating to claims at the Callaway energy center or any other United States nuclear facilities;

•	public and governmental concerns about the adequacy of security at nuclear facilities;

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;

•	limited availability of fuel supply;

•	costly and extended outages for scheduled or unscheduled maintenance and refueling; and

•	potential adverse effects of a natural disaster, acts of sabotage or terrorism, or any accident leading to release of nuclear contamination.

The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear facilities. In the event of noncompliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at nuclear facilities such as the Callaway energy center. In addition, if a serious nuclear incident were to occur, it could adversely affect Ameren's and Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation of any domestic nuclear unit and could also cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. NRC standards relating to seismic risk require Ameren Missouri to further evaluate the impact of an earthquake on its Callaway energy center due its proximity to a fault line, which could require the installation of additional capital equipment.
Our natural gas distribution and storage activities involve numerous risks that may result in accidents and other operating risks and costs that could adversely affect our results of operations, financial position, and liquidity.
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, accidental explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas systems could lead to additional capital expenditures and increased regulation of natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require additional maintenance expenditures or may require replacement, which could adversely affect our results of operations, financial position, and liquidity.
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway nuclear energy center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. If, at the end of its life, an energy center's cost has not been fully recovered, Ameren Missouri may be adversely affected if such cost is not allowed in rates by the MoPSC. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in additional oversight by our regulators. The frequency and duration of customer outages are IEIMA performance standards and therefore, if these standards are not achieved, it will result in a reduction in Ameren Illinois' allowed return on equity. The higher maintenance costs associated with aging infrastructure and capital expenditures for new replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Energy conservation, energy efficiency, distributed generation, energy storage, and other factors that reduce energy demand could adversely affect our results of operations, financial position, and liquidity.
Requirements and incentives to reduce energy consumption have been proposed by regulatory agencies and introduced by legislatures. Conservation and energy efficiency programs are designed to reduce energy demand. Without a regulatory mechanism to ensure recovery, a decline in usage will result in an under-recovery of our revenue requirement. Ameren Missouri, even if it sponsors customer energy efficiency programs under the MEEIA, is exposed to declining usage losses from energy efficiency efforts not related to its specific programs, as well as from distributed generation sources such as solar panels. Additionally, macroeconomic factors resulting in low economic growth or contraction within our service territories could reduce energy demand.
Technological advances could reduce or change customer electricity consumption. Ameren Missouri generates power at utility-scale energy centers to achieve economies of scale and to produce power at a competitive cost. Some distributed generation technologies have become more cost-competitive, with decreasing costs expected in the future. We expect that the costs of these distributed generation technologies will decline over time to a level that is competitive with that of Ameren Missouri's energy centers. Additionally, technological advances related to energy storage may be coupled with distributed generation to reduce the demand for our electric utility services. Increased adoption of these technologies could decrease our revenues if customers cease to use our generation, transmission, and distribution services at current levels. Ameren Missouri and Ameren Illinois might incur stranded costs, which ultimately might not be recovered through rates.
We are subject to employee work force factors that could adversely affect our operations.

Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our work force is nearing retirement, including many employees with specialized skills, such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers. We are also subject to collective bargaining agreements that collectively represent about 54% of Ameren’s total employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
Our operations are subject to acts of sabotage, war, terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be targets of terrorist activities, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. Any such disruption could result in a significant decrease in revenues or significant costs for repair, which could adversely affect our results of operations, financial position, and liquidity.
Our industry has seen an increase in volume and sophistication of cybersecurity incidents from international activist organizations, countries, and individuals. A security breach at our physical assets or in information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, and/or subject us to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer and employee data. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, or we could be subject to legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cybersecurity incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. We maintain insurance against some, but not all, of these risks and losses. In addition, new regulations could require changes in our security measures and could adversely affect our results of operations, financial position, and liquidity.
FINANCIAL, ECONOMIC, AND MARKET RISKS
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed.
We rely on short-term and long-term debt as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as a recession or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger additional collateral postings and prepayments. Such changes could also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity. Certain Ameren subsidiaries, such as ATXI, rely on Ameren for access to capital. Circumstances that limit Ameren’s access to capital could impair its ability to provide those subsidiaries with needed capital.
Ameren’s holding company structure could limit its ability to pay common stock dividends and to service its debt obligations.
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under intercompany indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on their results of operations and available cash and other items affecting retained earnings. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of intercompany borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Noranda's bankruptcy filing, the expected curtailment of operations at its aluminum smelter, and the resulting significant reduction in sales volumes to Noranda will adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity.
Ameren Missouri supplies electricity to Noranda’s aluminum smelter in southeast Missouri under a long-term power supply contract. In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the assumption that the smelter will use approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity.
On January 8, 2016, Noranda announced that production had been idled at two of its three pot lines at the smelter following an electric supply circuit failure on assets not owned by Ameren Missouri. On January 13, 2016, Noranda announced that the smelter’s “remaining operations will be curtailed on or before March 12, 2016, unless [Noranda] is able to secure a substantially more sustainable power rate for the smelter and materially improve [Noranda’s] overall liquidity.” On February 8, 2016, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In the filing, Noranda reaffirmed that the remaining pot line will continue to operate at the smelter until March 2016, at which time operation of the line will be curtailed. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow.
As a result of these events in 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates and therefore, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to accurately reflect Noranda’s actual sales volumes. In light of the Noranda announcements described above, Ameren Missouri expects to employ a provision in its FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of any revenues from any off-system sales it makes as a result of the reduced tariff sales to Noranda. The current market price of electricity is less than Noranda’s electric rate, and Ameren Missouri expects market prices to remain below Noranda's electric rate during 2016. Accordingly, this FAC provision would not enable Ameren Missouri to fully recover its revenue requirement under current market conditions.
Ameren Missouri will continue to monitor Noranda’s sales volumes and evaluate its regulatory and legislative options to mitigate adverse financial impacts. The reduction in Noranda’s sales volumes will adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity until customer rates are adjusted in a future rate case.
Increasing costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could adversely affect our financial position and liquidity.
Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers' rates and our plan funding requirements. Ameren's total unfunded obligation under its pension and postretirement benefit plans was $567 million as of December 31, 2015. Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2015, its investment performance in 2015, and its pension funding policy, Ameren expects to make annual contributions of $40 million to $70 million in each of the next five years, with aggregate estimated contributions of $280 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 40% and 50%, respectively. These amounts are estimates. They may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
In addition to the costs of our retirement plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our defined benefit retirement plans, health care plans, and other employee benefits could increase our financing needs and otherwise adversely affect our financial position and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
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
The following table shows the anticipated capability of Ameren Missouri's energy centers at the time of Ameren Missouri's expected 2016 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie	Franklin County, Missouri	2,372,000
	Rush Island	Jefferson County, Missouri	1,178,000
	Sioux	St. Charles County, Missouri	970,000
	Meramec	St. Louis County, Missouri	591,000
Total coal			5,111,000
Nuclear	Callaway	Callaway County, Missouri	1,193,000
Hydroelectric	Osage	Lakeside, Missouri	240,000
	Keokuk	Keokuk, Iowa	140,000
Total hydroelectric			380,000
Pumped-storage	Taum Sauk	Reynolds County, Missouri	440,000
Oil (CTs)	Meramec	St. Louis County, Missouri	54,000
	Fairgrounds	Jefferson City, Missouri	54,000
	Mexico	Mexico, Missouri	53,000
	Moberly	Moberly, Missouri	53,000
	Moreau	Jefferson City, Missouri	53,000
Total oil			267,000
Natural gas (CTs)	Audrain(b)	Audrain County, Missouri	600,000
	Venice(c)	Venice, Illinois	487,000
	Goose Creek	Piatt County, Illinois	432,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	300,000
	Meramec(c)(d)	St. Louis County, Missouri	282,000
	Kinmundy(c)	Kinmundy, Illinois	206,000
	Peno Creek(b)(c)	Bowling Green, Missouri	188,000
	Kirksville	Kirksville, Missouri	13,000
Total natural gas			2,824,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O'Fallon	O'Fallon, Missouri	3,000
Total Ameren and Ameren Missouri			10,226,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	There are economic development lease arrangements applicable to these CTs.

(c)	These CTs have the capability to operate on either oil or natural gas (dual fuel).

(d)	Includes capability of two coal units that will burn natural gas beginning in April 2016.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2015:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,957	4,569
Circuit miles of electric distribution lines	33,252	45,881
Percentage of circuit miles of electric distribution lines underground	23%	15%
Miles of natural gas transmission and distribution mains	3,330	18,294
Underground gas storage fields	—	12
Total working capacity of underground gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 29 miles of transmission lines not reflected in this table.
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
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center and Note 15 – Commitment and Contingencies under Part II, Item 8, of this report and are incorporated herein by reference, include the following:

•	Ameren Missouri's appeal to the Missouri Court of Appeals, Western District, regarding the method and inputs used to calculate its performance incentive under MEEIA for 2014 and 2015;

•	ATXI’s request for a certificate of convenience and necessity from the MoPSC for the Mark Twain project;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	asbestos-related litigation associated with the Ameren Companies; and

•	class action lawsuit against Ameren Missouri relating to municipal taxes.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2015, all positions and offices held with the Ameren Companies as of February 15, 2016, tenure as officer, and business background for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.

AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	54	Chairman, President and Chief Executive Officer, and Director
Baxter joined Ameren Missouri in 1995. Baxter was elected to the positions of executive vice president and chief financial officer of Ameren, Ameren Missouri, Ameren Illinois, and Ameren Services in 2003. He was elected chairman, president, chief executive officer, and chief financial officer of Ameren Services in 2007. In 2009, Baxter was elected chairman, president and chief executive officer of Ameren Missouri. In February 2014, Baxter was elected president of Ameren and was appointed to the Ameren board. In April 2014, he relinquished his positions at Ameren Missouri and was elected chief executive officer of Ameren. In July 2014, Baxter was elected chairman of the Ameren board.

Martin J. Lyons, Jr.	49	Executive Vice President and Chief Financial Officer
Lyons joined Ameren Services in 2001. In 2008, Lyons was elected senior vice president and principal accounting officer of the Ameren Companies. In 2009, Lyons was also elected chief financial officer of the Ameren Companies. In 2013, Lyons was elected executive vice president and chief financial officer of the Ameren Companies, and relinquished his duties as principal accounting officer. Lyons has also been elected chairman and president of Ameren Services, effective upon the retirement of Daniel F. Cole on March 1, 2016.

Gregory L. Nelson	58	Senior Vice President, General Counsel, and Secretary
Nelson joined Ameren Missouri in 1995. Nelson was elected vice president and tax counsel of Ameren Services in 1999 and vice president of Ameren Missouri and Ameren Illinois in 2003. In 2010, Nelson was elected vice president, tax and deputy general counsel of Ameren Services. He remained vice president of Ameren Missouri and Ameren Illinois. In 2011, Nelson was elected senior vice president, general counsel and secretary of the Ameren Companies.

Bruce A. Steinke	54	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, Steinke relinquished his positions at Ameren Illinois. In 2013, Steinke was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held
Mark C. Birk	51	Senior Vice President, Corporate Safety, Planning and Operations Oversight (Ameren Services)
Birk joined Ameren Missouri in 1986. In 2005, Birk was elected vice president, power operations, of Ameren Missouri. In 2012, Birk was elected senior vice president, corporate planning, of Ameren Services. In 2014, he was also elected senior vice president, oversight, of Ameren Services, and in 2015, he was elected senior vice president, corporate safety, planning and operations oversight.

Maureen A. Borkowski	58	Chairman and President (ATXI)
Borkowski joined Ameren Missouri in 1981. She left the company in 2000 and rejoined Ameren in 2005 as vice president, transmission, of Ameren Services. In 2011, Borkowski was elected chairman and president of ATXI. In 2011, she was also elected senior vice president, transmission, of Ameren Services.

Daniel F. Cole	62	Chairman and President (Ameren Services)
Cole joined Ameren Missouri in 1976. He was elected senior vice president of Ameren Missouri and Ameren Services in 1999 and of Ameren Illinois in 2001. In 2009, Cole was elected chairman and president of Ameren Services; he remained senior vice president of Ameren Missouri and Ameren Illinois. Cole will retire from all of his positions effective March 1, 2016.

Fadi M. Diya	53	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, Diya was elected vice president, nuclear operations, of Ameren Missouri. In January 2014, Diya was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	59	Senior Vice President and Chief Information Officer (Ameren Services)
Heger joined Ameren Missouri in 1976. In 2009, Heger was elected vice president, information technology, of Ameren Services, and in 2012, she was also elected chief information officer of Ameren Services. In 2015, Heger was elected senior vice president and chief information officer of Ameren Services.

Mark C. Lindgren	48	Senior Vice President, Corporate Communications and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, Lindgren was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In 2015, Lindgren was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	60	Chairman and President (Ameren Illinois)
Mark joined Ameren Services in 2002. He was elected senior vice president, customer operations, of Ameren Missouri in 2005. In 2012, Mark relinquished his position at Ameren Missouri and was elected chairman and president of Ameren Illinois.

Michael L. Moehn	46	Chairman and President (Ameren Missouri)
Moehn joined Ameren Services in 2000. In 2008, he was elected senior vice president, corporate planning and business risk management, of Ameren Services. In 2012, Moehn was elected senior vice president, customer operations, of Ameren Missouri. In April 2014, Moehn was elected chairman and president of Ameren Missouri.

Officers are generally elected or appointed annually by the respective board of directors of each company, following the election of board members at the annual meetings of shareholders. No special arrangement or understanding exists between any of the above-named executive officers and the Ameren Companies nor, to our knowledge, with any other person or persons pursuant to which any executive officer was selected as an officer. There are no family relationships among the executive officers or between any executive officers and any directors of the Ameren Companies. All of the above-named executive officers have been employed by an Ameren company for more than five years in executive or management positions.

PART II

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 52,277 on January 29, 2016. The following table presents the price ranges, closing prices, and dividends declared per Ameren common share for each quarter during 2015 and 2014:

	High	Low	Close	Dividends Declared
2015 Quarter Ended:
March 31	$46.81	$40.51	$42.20	$0.41
June 30	43.00	37.26	37.68	0.41
September 30	43.85	37.55	42.27	0.41
December 31	44.71	41.33	43.23	0.425
2014 Quarter Ended:
March 31	$42.24	$35.22	$41.20	$0.40
June 30	41.92	37.67	40.88	0.40
September 30	40.96	36.65	38.33	0.40
December 31	48.14	38.25	46.13	0.41
There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
The following table sets forth the quarterly common stock dividend payments made by Ameren and its registrant subsidiaries during 2015 and 2014:

	2015				2014
(In millions)	Quarter Ended				Quarter Ended
Registrant	December 31	September 30	June 30	March 31	December 31		September 30	June 30	March 31
Ameren Missouri	$85	$75	$100	$315	$72	(a)	$113	$78	$77
Ameren Illinois	—	—	—	—	—		—	—	—
Ameren	104	99	100	99	99		97	97	97

(a)	Additionally, during the fourth quarter of 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
On February 12, 2016, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 42.5 cents per share. The common share dividend is payable March 31, 2016, to shareholders of record on March 9, 2016.
For a discussion of restrictions on the Ameren Companies’ payment of dividends, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report.

Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	—	$—	—	—
November 1 – November 30, 2015	2,277	43.80	—	—
December 1 – December 31, 2015	—	—	—	—
Total	2,277	$43.80	—	—

(a)
These shares of Ameren common stock were purchased in open-market transactions to fund Ameren’s obligations for its directors’ stock compensation awards, which were granted under the 2014 Incentive Plan. Ameren does not have any publicly announced equity securities purchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2015, to December 31, 2015.
Performance Graph
The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2015. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2010, in Ameren common stock and in each of the indices shown, and it assumes that all of the dividends were reinvested.

250
200
150
100
50
2010
2011
2012
2013
2014
2015
AEE
S&P 500 Index
EEI Index

December 31,	2010	2011	2012	2013	2014	2015
Ameren (AEE)	$100.00	$123.92	$120.78	$148.94	$197.69	$193.00
S&P 500 Index	100.00	102.11	118.45	156.81	178.28	180.74
EEI Index	100.00	119.99	122.50	138.43	178.46	171.50
Ameren management cautions that the stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31, (In millions, except per share amounts)	2015	2014	2013	2012	2011
Ameren(a):
Operating revenues	$6,098	$6,053	$5,838	$5,781	$6,148
Operating income(b)	1,259	1,254	1,184	1,188	1,033
Income from continuing operations	585	593	518	522	437
Income (loss) from discontinued operations, net of taxes(c)	51	(1)	(223)	(1,496)	89
Net income (loss) attributable to Ameren common shareholders	630	586	289	(974)	519
Common stock dividends	402	390	388	382	375
Continuing operations earnings per share – basic	2.39	2.42	2.11	2.13	1.79
Continuing operations earnings per share – diluted	2.38	2.40	2.10	2.13	1.79
Common stock dividends per share	1.655	1.61	1.60	1.60	1.555
As of December 31:
Total assets(d)(e)	$23,640	$22,289	$20,907	$22,022	$23,667
Long-term debt, excluding current maturities(f)	6,880	6,085	5,475	5,765	5,817
Total Ameren Corporation shareholders’ equity	6,946	6,713	6,544	6,616	7,919
Ameren Missouri:
Operating revenues	$3,609	$3,553	$3,541	$3,272	$3,383
Operating income(b)	742	785	803	845	609
Net income available to common shareholder	352	390	395	416	287
Dividends to parent	575	340	460	400	403
As of December 31:
Total assets(e)	$13,851	$13,474	$12,867	$12,998	$12,731
Long-term debt, excluding current maturities(f)	3,844	3,861	3,631	3,782	3,754
Total shareholders' equity	4,082	4,052	3,993	4,054	4,037
Ameren Illinois:
Operating revenues	$2,466	$2,498	$2,311	$2,525	$2,787
Operating income	466	450	415	377	458
Net income available to common shareholder	214	201	160	141	193
Dividends to parent	—	—	110	189	327
As of December 31:
Total assets(e)	$8,903	$8,204	$7,397	$7,186	$7,144
Long-term debt, excluding current maturities(f)	2,342	2,224	1,844	1,566	1,646
Total shareholders' equity	2,897	2,661	2,448	2,401	2,452

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)
Includes a $69 million provision recorded in 2015 for all of the previously capitalized COL costs relating to the second nuclear unit at its existing Callaway energy center. Also includes regulatory disallowance associated with the Taum Sauk breach of $89 million in 2011.

(c)	See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.

(d)	Includes total assets from discontinued operations of $14 million, $15 million, $165 million, $1,611 million, and $3,721 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(e)
Reflects the adoption of the new authoritative accounting guidance for the presentation of debt issuance costs and deferred income taxes. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8 of this report for additional information.

(f)
Reflects the adoption of the new authoritative accounting guidance for the presentation of debt issuance costs. See Note 1 –Summary of Significant Accounting Policies under Part II, Item 8 of this report for additional information.

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
Ameren's financial statements are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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

OVERVIEW
Ameren’s strategic plan includes investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. In 2015, Ameren continued to successfully execute its strategy to invest in and to grow its utilities through investment in rate-regulated infrastructure while remaining focused on operational improvement and disciplined cost management. Ameren continues to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks, investing $1.3 billion in its FERC-regulated electric transmission and Illinois electric and natural gas delivery businesses. Reflecting confidence in Ameren’s long-term strategy and outlook, Ameren’s board of directors increased the quarterly dividend rate in October 2015.
With respect to the FERC-regulated electric transmission businesses, there are currently two complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff. In December 2015, an administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32%. The FERC is expected to issue a final order on the November 2013 complaint case by October 2016. An initial decision from an administrative law judge in the February 2015 complaint case, which will subsequently require FERC approval, is expected to be issued by June 30, 2016. In January 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Beginning with its January 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases.
In December 2015, the ICC issued an order in Ameren Illinois’ annual update filing approving a $106 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. Additionally, in December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service of $45 million. The rate order also approved the VBA for residential and small nonresidential customers beginning in 2016.
Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until such time as legal appeals are concluded. The District of Columbia Circuit Court of Appeals has scheduled hearings for June 2016 on the legality of the rule. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued later this year and additional appeals before the United States Supreme Court are likely. Appeals are not expected to conclude prior to 2018. Ameren will continue to advocate for responsible energy policies related to the Clean Power Plan while working with key stakeholders to address important issues associated with the Missouri and Illinois state implementation plans should the Clean Power Plan ultimately be upheld.
Ameren Missouri continues to seek legislative solutions to address regulatory lag and to support investment in its utility infrastructure for the benefit of its customers, including through its advocacy for a legislative solution to support Noranda's operations. On January 8, 2016, Ameren Missouri’s largest customer, Noranda, announced that production had been idled at two of its three pot lines at the smelter following an electric supply circuit failure on assets not owned by Ameren Missouri. On February 8, 2016, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In the filing, Noranda reaffirmed that the remaining pot line will continue to operate at the smelter until March 2016, at which time operation of the line will be curtailed. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow. In January 2016, Ameren Missouri filed a notice with the MoPSC that would enable Ameren Missouri to file an electric rate case after 60 days. Ameren Missouri expects to file an electric rate case in 2016 and expects the resulting new rates to reflect Noranda’s actual sales volumes which would prospectively eliminate the impact of the current revenue shortfall. Ameren Missouri may seek recovery of lost revenues in a filing with the MoPSC for certain costs incurred but not contemporaneously recovered as a result of Noranda’s reduced operations. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate its regulatory and legislative options that might mitigate adverse financial impacts.
In February 2016, the MoPSC issued an order approving Ameren Missouri’s March 2016 to February 2019 MEEIA plan which included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, the throughput disincentive, and a performance incentive from customers. The plan provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $27 million if 100% of the goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri's energy savings exceed those goals.
Earnings
Net income attributable to Ameren common shareholders from continuing operations was $579 million, or $2.38 per diluted share, for 2015, and $587 million, or $2.40 per diluted share, for 2014. These earnings were unfavorably affected in 2015, compared with 2014, by a provision recognized as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site as well as decreased electric and natural gas sales volumes primarily due to warmer winter temperatures. Additionally, increased net financing costs at Ameren Missouri and increased depreciation and amortization expenses for those businesses not operating under formula rates unfavorably affected earnings. The absence in 2015 of a recovery of certain previously disallowed debt premium costs per the ICC's December 2014 order also negatively affected earnings. The decrease in Ameren's net income from continuing operations was partially offset by increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings, reflecting Ameren’s strategy to allocate significant capital to those businesses. Earnings were positively affected by the absence of a Callaway energy center scheduled refueling and maintenance outage at Ameren Missouri as well as increased Ameren Illinois earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism. Decreased operations and maintenance expenses primarily at Ameren Missouri and at nonregistrant subsidiaries and decreased interest expense at Ameren (parent) also favorably affected earnings.
Liquidity
Cash generated by operating activities associated with continuing operations and by issuances of long-term debt were used to fund capital expenditures, repay short-term debt, and pay dividends to common shareholders. At December 31, 2015, Ameren, on a consolidated basis, had available liquidity, in the form of cash on hand and amounts available under existing credit agreements, of $2.1 billion.
Capital Spending
In 2015, Ameren made significant investments in its utilities. It expects that trend to continue into the future. From 2016 through 2020, Ameren's cumulative capital spending is projected to range between $10.6 billion and $11.5 billion. The projected spending includes $4.1 billion, $6.0 billion, and $1.0 billion for Ameren Missouri, Ameren Illinois, and ATXI, respectively. In December 2015, a federal tax law was enacted that authorized the continued use of bonus deprecation that allows for an acceleration of deductions for tax purposes. Bonus depreciation is expected to increase cash flow through at least 2020. Ameren expects to use this incremental cash flow to make investments in utility infrastructure for the benefit of its customers.
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
Ameren Illinois’ and ATXI’s electric transmission service businesses and Ameren Illinois’ electric delivery service business operate under formula ratemaking, designed to provide for the recovery of actual costs of service that are prudently incurred as well as a return on equity. While rate-regulated, Ameren Illinois’ natural gas business and Ameren Missouri do not operate under formula ratemaking. Ameren (parent) is not rate-regulated.
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
Earnings Summary
The following table presents a summary of Ameren's earnings for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Net income attributable to Ameren common shareholders	$630	$586	$289
Earnings per common share – diluted	2.59	2.40	1.18

Net income attributable to Ameren common shareholders – continuing operations	579	587	512
Earnings per common share – diluted – continuing operations	2.38	2.40	2.10
2015 versus 2014
Net income attributable to Ameren common shareholders from continuing operations in 2015 decreased $8 million, or $0.02 per diluted share, from 2014. The decrease was due to a $38 million decrease in net income from the Ameren Missouri segment, partially offset by a $13 million increase in net income from the Ameren Illinois segment. Net income from nonregistrant subsidiaries and Ameren (parent) in 2015 was $13 million compared with a $4 million net loss in 2014, which included net income from ATXI of $31 million and $13 million, respectively.
In 2015, net income attributable to Ameren common shareholders from discontinued operations was favorably affected by the recognition of a tax benefit resulting from the removal of a reserve for unrecognized tax benefits of $53 million recorded in 2013 related to the divestiture of New AER, based on the completion of the IRS audit of Ameren’s 2013 tax year.
Compared with 2014, 2015 earnings per share from continuing operations were unfavorably affected by:

•
a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share);

•	decreased electric and natural gas sales volumes primarily due to warmer winter temperatures in 2015 (estimated at 6 cents per share);

•
increased net financing costs at Ameren Missouri, primarily due to a reduction in allowance for funds used during construction as multiple significant electric capital projects were completed in 2014 (6 cents per share);

•
increased depreciation and amortization expenses for those businesses not operating under formula rates, primarily resulting from electric capital additions completed in 2014 at Ameren Missouri, which were not reflected in customer rates until May 30, 2015, and amortization of natural gas-related investments at Ameren Illinois (5 cents per share); and

•	the absence in 2015 of a recovery of certain previously disallowed debt premium costs per the ICC's December 2014 order (3 cents per share).
Compared with 2014, 2015 earnings per share from continuing operations were favorably affected by:

•	increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings under formula ratemaking, primarily due to additional rate base investment as well as interest earned on the revenue requirement reconciliation adjustment regulatory assets (20 cents per share). These earnings were reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity as well as a lower return on equity related to Ameren Illinois electric delivery service investments due to a reduction in the 30-year United States Treasury bond yields (5 cents per share);

•
the absence of a Callaway energy center scheduled refueling and maintenance outage in 2015, which last occurred in the fourth quarter of 2014, partially offset by preparation costs incurred in 2015 for the 2016 scheduled refueling outage (7 cents per share);

•	increased Ameren Illinois earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share);

•
excluding the scheduled refueling and maintenance outage, MEEIA program costs, and expenses with corresponding increases in electric revenues resulting from the April 2015 MoPSC electric rate order, decreased other operations and maintenance expenses at Ameren Missouri primarily because of decreased energy center costs and at nonregistrant subsidiaries (4 cents per share); and

•	decreased interest expense at Ameren (parent), primarily due to the maturity of higher-cost debt in 2014 being replaced with lower-cost debt (3 cents per share).
The cents per share information presented above is based on the diluted average shares outstanding in 2014.
2014 versus 2013
Net income attributable to Ameren common shareholders from continuing operations in 2014 increased $75 million, or $0.30 per diluted share, from 2013. The increase was due to a $41 million increase in net income from the Ameren Illinois segment and a $39 million decrease in net loss from Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI's net income of $6 million. The increase was partially offset by a $5 million decrease in net income from the Ameren Missouri segment.
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

•
an increase in Ameren Illinois' and ATXI's electric transmission earnings under formula ratemaking due to additional rate base investment, partially offset by the recognition of a liability for a potential refund to customers based on the pending FERC November 2013 complaint case regarding the allowed base return on common equity (6 cents per share);

•	an increase in Ameren Illinois’ electric delivery service earnings under formula ratemaking pursuant to the IEIMA due to increased rate base investment (estimated at 5 cents per share);

•
increased net shared benefits realized under the MEEIA at Ameren Missouri (4 cents per share), which were partially offset by lower revenues resulting from reduced demand due to customer energy efficiency programs; and

•	increased electric and natural gas sales volumes primarily resulting from colder winter temperatures in early 2014 and warmer early summer temperatures (estimated at 1 cent per share).
Compared with 2013, 2014 earnings per share from continuing operations were unfavorably affected by:

•	increased depreciation and amortization expenses, primarily resulting from electric distribution capital additions at Ameren Missouri (5 cents per share);

•	an increase in the effective tax rate (4 cents per share); and

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

Below is a table of income statement components by segment for the years ended December 31, 2015, 2014, and 2013:

2015	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Total
Electric margins	$2,481	$1,263	$44	$3,788
Natural gas margins	80	425	(2)	503
Other revenues	2	—	(2)	—
Other operations and maintenance	(925)	(797)	28	(1,694)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(492)	(295)	(9)	(796)
Taxes other than income taxes	(335)	(130)	(8)	(473)
Other income and (expenses)	41	9	(6)	44
Interest charges	(219)	(131)	(5)	(355)
Income taxes	(209)	(127)	(27)	(363)
Income from continuing operations	355	217	13	585
Income from discontinued operations, net of taxes	—	—	51	51
Net income	355	217	64	636
Noncontrolling interests – preferred dividends	(3)	(3)	—	(6)
Net income attributable to Ameren common shareholders	$352	$214	$64	$630
2014
Electric margins	$2,436	$1,179	$11	$3,626
Natural gas margins	82	443	—	525
Other revenues	1	—	(1)	—
Other operations and maintenance	(939)	(771)	26	(1,684)
Depreciation and amortization	(473)	(263)	(9)	(745)
Taxes other than income taxes	(322)	(138)	(8)	(468)
Other income	48	9	—	57
Interest charges	(211)	(112)	(18)	(341)
Income taxes	(229)	(143)	(5)	(377)
Income (loss) from continuing operations	393	204	(4)	593
Loss from discontinued operations, net of taxes	—	—	(1)	(1)
Net income (loss)	393	204	(5)	592
Noncontrolling interests – preferred dividends	(3)	(3)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$390	$201	$(5)	$586
2013
Electric margins	$2,401	$1,081	$(3)	$3,479
Natural gas margins	83	399	(2)	480
Other revenues	1	3	(4)	—
Other operations and maintenance	(909)	(693)	(9)	(1,611)
Depreciation and amortization	(454)	(243)	(9)	(706)
Taxes other than income taxes	(319)	(132)	(7)	(458)
Other income and (expenses)	47	1	(5)	43
Interest charges	(210)	(143)	(45)	(398)
Income (taxes) benefit	(242)	(110)	41	(311)
Income (loss) from continuing operations	398	163	(43)	518
Loss from discontinued operations, net of taxes	—	—	(223)	(223)
Net income (loss)	398	163	(266)	295
Noncontrolling interests – preferred dividends	(3)	(3)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$395	$160	$(266)	$289

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2015 compared with 2014, as well as 2014 compared with 2013. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

2015 versus 2014	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(20)	$(10)	$—	$(30)
Base rates (estimate)	82	34	—	116
Sales volume (excluding the estimated effect of weather)	(36)	(1)	—	(37)
Off-system sales and transmission services revenues	3	—	—	3
MEEIA net shared benefits	33	—	—	33
Transmission services revenues(c)	1	29	37	67
Purchased power rider order	—	15	—	15
Other	2	(7)	(13)	(18)
Cost recovery mechanisms – offset in fuel and purchased power(d)
Power supply costs	—	81	—	81
Transmission services recovery mechanism	—	10	—	10
Recovery of FAC under-recovery	(5)	—	—	(5)
Other cost recovery mechanisms(e)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	10	—	10
Gross receipts tax	6	—	—	6
MEEIA program costs	16	—	—	16
Total electric revenue change	$82	$161	$24	$267
Fuel and purchased power change:
Energy costs	$21	$—	$—	$21
Effect of weather (estimate)(b)	10	10	—	20
Effect of higher net energy costs included in base rates	(65)	—	—	(65)
FAC exclusion of transmission services expenses(c)	(7)	—	—	(7)
Other	(1)	4	9	12
Cost recovery mechanisms – offset in electric revenue(d)
Power supply costs	—	(81)	—	(81)
Transmission services recovery mechanism	—	(10)	—	(10)
Recovery of FAC under-recovery	5	—	—	5
Total fuel and purchased power change	$(37)	$(77)	$9	$(105)
Net change in electric margins	$45	$84	$33	$162
Natural gas revenue change:
Effect of weather (estimate)(b)	$(17)	$(72)	$—	$(89)
Other	2	1	(2)	1
Cost recovery mechanism – offset in gas purchased for resale(d)
Purchased gas costs	(11)	(113)	—	(124)
Other cost recovery mechanisms(e)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(2)	—	(2)
Gross receipts tax	(1)	(7)	—	(8)
Total natural gas revenue change	$(27)	$(193)	$(2)	$(222)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$14	$62	$—	$76
Cost recovery mechanism – offset in natural gas revenue(d)
Purchased gas costs	11	113	—	124
Total gas purchased for resale change	$25	$175	$—	$200
Net change in natural gas margins	$(2)	$(18)	$(2)	$(22)

2014 versus 2013	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$8	$(5)	$—	$3
Base rates (estimate)	—	56	—	56
Sales volume (excluding the estimated effect of weather)	(22)	3	—	(19)
Off-system sales and transmission services revenues	(12)	—	—	(12)
FAC prudence review order in 2013	25	—	—	25
MEEIA net shared benefits	15	—	—	15
Transmission services revenues	—	10	14	24
Other	2	6	(3)	5
Cost recovery mechanisms – offset in fuel and purchased power(d)
Power supply costs	—	(38)	—	(38)
Transmission services recovery mechanism	—	4	—	4
Recovery of FAC under-recovery	(14)	—	—	(14)
Other cost recovery mechanisms(e)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	25	—	25
MEEIA program costs	7	—	—	7
Total electric revenue change	$9	$61	$11	$81
Fuel and purchased power change:
Energy costs	$18	$—	$—	$18
Effect of weather (estimate)(b)	(5)	—	—	(5)
Other	(1)	3	3	5
Cost recovery mechanisms – offset in electric revenue(d)
Power supply costs	—	38	—	38
Transmission services recovery mechanism	—	(4)	—	(4)
Recovery of FAC under-recovery	14	—	—	14
Total fuel and purchased power change	$26	$37	$3	$66
Net change in electric margins	$35	$98	$14	$147
Natural gas revenue change:
Effect of weather (estimate)(b)	$6	$32	$—	$38
Base rates (estimate)	—	32	—	32
Other	(2)	1	2	1
Cost recovery mechanism – offset in gas purchased for resale(d)
Purchased gas costs	(1)	57	—	56
Other cost recovery mechanisms(e)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	4	—	4
Gross receipts tax	—	3	—	3
Total natural gas revenue change	$3	$129	$2	$134
Gas purchased for resale change:
Effect of weather (estimate)(b)	$(5)	$(28)	$—	$(33)
Cost recovery mechanism – offset in natural gas revenue(d)
Purchased gas costs	1	(57)	—	(56)
Total gas purchased for resale change	$(4)	$(85)	$—	$(89)
Net change in natural gas margins	$(1)	$44	$2	$45

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)
Ameren Missouri amounts are subsequent to May 30, 2015, due to the exclusion of transmission revenues and substantially all transmission charges from the FAC as a result of the April 2015 MoPSC electric rate order.

(d)	Electric and natural gas revenue changes are offset by corresponding changes in Fuel, Purchased power, and Gas purchased for resale, resulting in no change to electric and gas margins.

(e)
See Other Operations and Maintenance Expenses or Taxes Other Than Income Taxes in this section for the related offsetting increase or decrease to expense. These items have no overall impact on earnings.

2015 versus 2014
Ameren Corporation
Ameren's electric margins increased $162 million, or 4%, in 2015 compared with 2014. Ameren's natural gas margins decreased $22 million, or 4%, in 2015 compared with 2014. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflect the results of operations of ATXI. ATXI’s transmission services revenues increased $37 million in 2015 compared with 2014 because of higher rate base investment and recoverable costs under forward-looking formula ratemaking reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows it to recover or to refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order, which unfavorably affected margins as discussed below. Ameren Missouri accrues as a regulatory asset net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri's electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins increased $45 million, or 2%, in 2015 compared with 2014. The following items had a favorable effect on Ameren Missouri's electric margins:

•
Higher MEEIA net shared benefits caused by increased customer implementation of longer-lived energy efficiency offerings and increased non-residential customer participation, which increased revenues by $33 million. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency-related volume reductions in current and future periods.

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $17 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$82 million) and the change in effect of higher net energy costs included in base rates (-$65 million) in the table above.

The following items had an unfavorable effect on Ameren

Missouri's electric margins in 2015 compared with 2014:

•
Lower sales volumes primarily caused by the MEEIA programs and other customer energy efficiency measures, and a reduction in Noranda sales volumes. Excluding the estimated effect of weather and reduced sales to Noranda, total retail sales volumes decreased by 1%, which decreased revenues by $25 million. A reduction in Noranda sales volumes decreased revenues by $11 million. Noranda's sales volumes were lower than those reflected in rates established in the April 2015 MoPSC electric rate order. Lower sales volumes led to a decrease in net energy costs of $24 million. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (+$3 million) and the change in energy costs (+$21 million) in the table above.

•
Winter temperatures in 2015 were warmer compared with 2014, as heating degree-days decreased 19%. The effect of weather decreased margins by an estimated $10 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$20 million) and the effect of weather (estimate) on fuel and purchased power (+$10 million) in the table above.

•
The exclusion of transmission revenues and substantially all transmission charges from the FAC beginning May 30, 2015, which decreased margins by $6 million. The change in margins as a result of the changes to the FAC is the sum of FAC exclusion of transmission services expenses (-$7 million) and transmission services revenues (+$1 million) in the table above.

Ameren Missouri's natural gas margins were comparable between the years. Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri's natural gas margins as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois
Ameren Illinois' electric revenues increased $161 million in 2015 compared with 2014 primarily due to higher power supply costs as a result of increased MISO capacity prices. Ameren Illinois has a cost recovery mechanism for power purchased and transmission services incurred on behalf of its electric customers. These pass-through costs do not affect Ameren Illinois' electric margins, as any change in costs is offset by a corresponding change in revenues.
The provisions of the IEIMA and the FERC's electric transmission formula rate framework provide for annual reconciliations of the electric delivery and electric transmission service revenue requirements necessary to reflect the actual costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the components of the revenue requirements. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. The increases or reductions to electric operating revenues are shown in base rates (estimate) and transmission services revenues, in the table above, for the electric delivery and electric transmission service revenues, respectively. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $84 million, or 7%, in 2015 compared with 2014. The following items had a favorable effect on Ameren Illinois' electric margins:

•
Electric delivery service revenues that increased by $34 million, primarily because of increased rate base investment and higher recoverable costs under formula ratemaking pursuant to the IEIMA. These revenues were reduced by a lower return on equity for electric delivery service investments due to a reduction in the 30-year United States Treasury bond yields.

•
Transmission services revenues that increased by $29 million, due to a higher revenue requirement, driven primarily by increased rate base investment and recoverable costs under forward-looking formula ratemaking. These revenues were reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity.

•	A January 2015 ICC order regarding Ameren Illinois' cumulative power usage cost and its purchased power rider mechanism, which caused electric revenues to increase by $15 million compared with 2014.
Ameren Illinois' natural gas revenues decreased $193 million in 2015 compared with 2014 due to lower natural gas commodity prices and lower sales volumes due to weather. Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois' natural gas margins, as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois' natural gas margins decreased $18 million, or 4%, in 2015 compared with 2014. Winter temperatures in 2015 were warmer compared with 2014 as heating degree-days decreased 18%, which decreased margins by an estimated $10 million. The change in margins due to weather is the sum of the effect of weather (estimate) on revenues (-$72 million) and the effect of weather (estimate) on gas purchased for resale (+$62 million) in the table above.

2014 versus 2013
Ameren Corporation
Ameren's electric margins increased $147 million, or 4%, in 2014 compared with 2013. Ameren's natural gas margins increased $45 million, or 9%, in 2014 compared with 2013. These results were primarily driven by Ameren Missouri and Ameren Illinois results, as discussed below. Ameren's electric margins also reflect the results of operations of ATXI. ATXI’s transmission services revenues increased $14 million in 2014 compared with 2013 because of higher rate base investment and recoverable costs under forward-looking formula ratemaking. These revenues were reduced by the recognition of a potential refund to customers based on the pending November 2013 FERC complaint case regarding the allowed base return on common equity.
Ameren Missouri
Ameren Missouri's electric margins increased $35 million, or 1%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Missouri's electric margins:

•
The absence of a charge in 2014 relating to a July 2013 MoPSC FAC prudence review order, which decreased 2013 revenues by $25 million. Ameren Missouri recorded a FAC prudence review charge in 2013 for its estimated obligation to refund to its electric customers the earnings associated with sales recognized by Ameren Missouri from October 1, 2009, to May 31, 2011.

•
Higher MEEIA net shared benefits driven by increased customer participation, which increased revenue by $15 million. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency-related volume reductions in current and future periods.

•
Winter temperatures in 2014 were colder compared with 2013, as heating degree-days increased 5%. The effect of weather increased margins by an estimated $3 million. The change in margins due to weather is the sum of the effect of weather on electric revenues (+$8 million) and the effect of weather on fuel and purchased power (-$5 million) in the table above.

Ameren Missouri's electric margins were unfavorably affected by lower sales volumes primarily caused by the MEEIA programs. Lower sales volumes from energy-efficiency-related volume reductions were offset by MEEIA net shared benefits. Excluding the estimated effect of weather, total retail sales volumes decreased 1%, which decreased revenues by an estimated $22 million, partially offset by a decrease in net energy costs of $6 million. The decrease in net energy costs is the sum of the change in energy costs (+$18 million) and the change in off-system sales and transmission services revenues (-$12 million) in the table above.
Ameren Missouri's natural gas margins were comparable between the years.

Ameren Illinois
Ameren Illinois' electric margins increased $98 million, or 9%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Illinois' electric margins:

•	Electric delivery service revenues that increased by $56 million, primarily because of increased rate base investment and higher recoverable costs under formula ratemaking pursuant to the IEIMA.

•
Transmission services revenues that increased by $10 million, largely because of a higher revenue requirement driven primarily by increased rate base investment and recoverable costs under forward-looking formula ratemaking. These revenues were reduced by the recognition of a potential refund to customers based on the pending November 2013 FERC complaint case regarding the allowed base return on common equity.

•	Excluding the estimated effect of weather, residential retail sales volumes that increased 1%, which increased revenues by $3 million.
Ameren Illinois' electric margins were unfavorably affected by summer temperatures in 2014 that were milder compared with 2013, as cooling degree-days decreased 6%, which decreased margins by an estimated $5 million.
Ameren Illinois' natural gas margins increased $44 million, or 11%, in 2014 compared with 2013. The following items had a favorable effect on Ameren Illinois' natural gas margins:

•	Higher natural gas delivery service rates effective January 2014, which increased revenues by an estimated $32 million.

•
Winter temperatures in 2014 were colder compared with 2013 as heating degree-days increased 6%. The effect of weather increased margins by an estimated $4 million. The change in margins due to weather is the sum of the effect of weather on revenues (+$32 million) and the effect of weather on gas purchased for resale (-$28 million) in the table above.

Other Operations and Maintenance Expenses
2015 versus 2014
Ameren Corporation
Other operations and maintenance expenses increased $10 million in 2015 compared with 2014. Other operations and maintenance expenses decreased $14 million at Ameren Missouri and increased $26 million at Ameren Illinois.
Ameren Missouri
Other operations and maintenance expenses were $14 million lower in 2015 compared with 2014. The following items decreased other operations and maintenance expenses between years:

•	A reduction of $27 million in refueling and maintenance

outage costs at the Callaway energy center, primarily due to costs for the 2014 scheduled outage. Costs for the 2014 scheduled outage were $36 million. There was no refueling outage scheduled in 2015; however, $9 million in preparation costs were incurred in 2015 for the 2016 scheduled outage.

•
A decrease of $9 million in employee benefit costs, primarily due to a change in pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order. Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

•	A reduction of $8 million in disposal costs for low-level radioactive nuclear waste.

•	A decrease of $6 million in energy center maintenance costs, primarily due to reduced major outages at coal-fired energy centers.

•	A decrease of $3 million in bad debt expense due to improved customer collections.
The following items increased other operations and maintenance expenses between years:

•
Amortization of $17 million in previously deferred solar rebate costs, as a result of the April 2015 MoPSC electric rate order. Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

•
An increase of $16 million in MEEIA energy efficiency program costs in 2015 due to program enhancements and increased customer participation. Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

•
An increase of $3 million due to an unrealized MTM loss in 2015 compared with a gain in 2014, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

•	An increase of $2 million in electric distribution maintenance expenditures, primarily related to increased system repair work.
Ameren Illinois
Pursuant to the provisions of the IEIMA's and the FERC's formula rate frameworks, recoverable electric service costs that are not recovered through separate cost recovery mechanisms are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric operating revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $26 million higher in 2015 compared with 2014. The following items increased other operations and maintenance expenses between years:

•	An increase of $8 million in bad debt, customer energy efficiency, and environmental remediation costs. These expenses are included in cost riders that result in additional electric and natural gas revenues, resulting in no overall effect on net income.

•	An increase of $7 million in electric delivery maintenance expenditures, primarily related to increased circuit maintenance and system repair work as a result of regulatory compliance requirements.

•	An increase of $7 million in labor costs, primarily because of staff additions to meet enhanced reliability standards and customer service goals related to the IEIMA and wage increases.

•	An increase of $3 million in storm-related repair costs.

•	An increase of $3 million in employee benefit costs, primarily due to higher pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.

•
An increase of $2 million due to an unrealized MTM loss in 2015 compared with a gain in 2014, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

2014 versus 2013
Ameren Corporation
Other operations and maintenance expenses increased $73 million in 2014 compared with 2013. Other operations and maintenance expenses increased $30 million at Ameren Missouri and increased $78 million at Ameren Illinois. Partially offsetting the increases at Ameren Missouri and Ameren Illinois were decreased corporate expenses between years of $35 million, primarily due to the substantial elimination of business and administrative costs previously incurred in support of the divested merchant generation business.
Ameren Missouri
Other operations and maintenance expenses were $30 million higher in 2014 compared with 2013. The following items increased other operations and maintenance expenses between years:

•	An increase of $17 million in labor costs, primarily because of wage increases.

•	An increase of $14 million in litigation and asbestos claim costs due to several legal proceedings.

•	An increase of $8 million in disposal costs for low-level radioactive nuclear waste at the Callaway energy center.

•	An increase of $7 million in MEEIA energy efficiency program costs in 2014 due to increased customer participation.

•	A reduction of $3 million in unrealized net MTM gains, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.
The following items decreased other operations and maintenance expenses between years:

•	A reduction of $13 million in energy center costs, primarily related to coal handling.

•	A decrease of $7 million in storm-related costs due to fewer major storms in 2014.

•	A reduction of $2 million in refueling and maintenance costs associated with the scheduled Callaway outages. The 2014 outage costs were $36 million compared with 2013 outage costs of $38 million.
Ameren Illinois
Other operations and maintenance expenses were $78 million higher in 2014 compared with 2013. The following items increased other operations and maintenance expenses between years:

•	An increase of $29 million in bad debt, customer energy efficiency, and environmental remediation costs.

•	An increase of $17 million in labor costs, primarily because of staff additions to meet enhanced reliability standards and customer service goals related to the IEIMA and wage increases.

•	An increase of $13 million in electric delivery maintenance expenditures, primarily related to increased system repair and vegetation management work.

•	An increase of $8 million in asbestos claim costs.

•	An increase of $7 million in information technology service expenses, partially related to the IEIMA implementation.

•	An increase of $6 million in natural gas compliance expenditures, primarily related to pipeline integrity work.

•	An increase of $4 million in rental expense, primarily related to software from affiliated companies.

•	A reduction of $2 million in unrealized net MTM gains, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.
Other operations and maintenance expenses decreased between years because of a reduction in employee benefit costs of $12 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
Provision for Callaway Construction and Operating License
Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site in 2015. As a result of this decision, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized COL costs. See Note 2 – Rate and Regulatory Matters under Part II, Item 8 of this report for additional information.

Depreciation and Amortization
2015 versus 2014
Ameren Corporation
Depreciation and amortization expenses increased $51 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $19 million, primarily because of multiple significant electric projects completed in 2014 and increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $32 million, primarily because of electric system capital additions and amortization of natural gas-related investments.
2014 versus 2013
Ameren Corporation
Depreciation and amortization expenses increased $39 million in 2014 compared with 2013, primarily because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $19 million, primarily because of electric system capital additions.
Ameren Illinois
Depreciation and amortization expenses increased $20 million, primarily because of electric system capital additions.
Taxes Other Than Income Taxes
2015 versus 2014
Ameren Corporation
Taxes other than income taxes increased $5 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Missouri, partially offset by decreased expenses at Ameren Illinois, as discussed below. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.

Ameren Missouri
Taxes other than income taxes increased $13 million, primarily because of increased property taxes resulting from both higher tax rates and assessed property tax values, and increased gross receipts taxes resulting from higher electric service rates. The gross receipts tax increase had no effect on net income as electric revenues for gross receipts taxes from customer billings increased by a corresponding amount.
Ameren Illinois
Taxes other than income taxes decreased $8 million, primarily because of decreased gross receipts taxes resulting from lower natural gas sales prices and volumes. Natural gas revenues for gross receipts taxes from customer billings decreased by a corresponding amount, with no overall effect on net income.
2014 versus 2013
Ameren Corporation
Taxes other than income taxes increased $10 million in 2014 compared with 2013, primarily because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
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
Other Income and Expenses
2015 versus 2014
Ameren Corporation
Other income, net of expenses, decreased $13 million in 2015 compared with 2014, primarily because of a $5 million increase in charitable contributions at Ameren (parent) due to timing of contributions, and items at Ameren Missouri, as discussed below. See Note 6 – Other Income and Expenses under Part II, Item 8, of this report for additional information.
Ameren Missouri
Other income, net of expenses, decreased $7 million, primarily because of a decrease in the allowance for equity funds used during construction, as multiple significant electric capital projects were completed in 2014.

Ameren Illinois
Other income, net of expenses, was comparable between years.
2014 versus 2013
Ameren Corporation
Other income, net of expenses, increased $14 million in 2014 compared with 2013, primarily because of a $4 million reduction in charitable contributions at Ameren (parent) due to the timing of contributions, an increase in Ameren (parent) interest income from a note receivable with Marketing Company, and items at Ameren Illinois, as discussed below.
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
Interest Charges
2015 versus 2014
Ameren Corporation
Interest charges increased $14 million in 2015 compared with 2014. Interest charges at Ameren (parent) decreased by $13 million, primarily because of a lower average interest rate on debt in 2015. In May 2014, Ameren (parent) repaid at maturity $425 million of senior unsecured notes, with proceeds from commercial paper issuances. In November 2015, Ameren (parent) issued $700 million of senior unsecured notes, the proceeds of which were used to repay commercial paper borrowings. The interest charges reduction at Ameren (parent) was offset, in part, by increases in interest charges at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges increased $8 million, primarily because of a decrease in the allowance for funds used during construction, as multiple significant electric projects were completed in 2014, and because of the issuance of senior secured notes in April 2015.

Ameren Illinois
Interest charges increased $19 million, because of the issuances of senior secured notes in June 2014 and December 2014, the proceeds of which were used to repay commercial paper borrowings, and the absence in 2015 of an $11 million reduction from an ICC electric rate order received in December 2014, which partially reversed a charge recorded in 2013 that had disallowed the recovery from customers of certain debt premium costs.
2014 versus 2013
Ameren Corporation
Interest charges decreased $57 million in 2014 compared with 2013, primarily because of a $24 million reduction in interest charges at Ameren (parent), as a result of the maturity of $425 million of 8.875% senior unsecured notes in May 2014, which was replaced with lower cost commercial paper, and a decrease in interest charges associated with uncertain tax positions at Ameren (parent). Additionally, interest charges were lower at Ameren Illinois, as discussed below.
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
Ameren Illinois
Interest charges decreased $31 million. There was a reduction in interest charges associated with the regulatory liability for the 2012 IEIMA revenue requirement reconciliation as the refund obligation was completed throughout 2014. The 2013 and 2014 IEIMA revenue requirement reconciliations were both regulatory assets, which, as discussed above under Other Income and Expenses, resulted in interest income. Also, the favorable effect of refinancing activities that resulted in higher-cost debt being replaced with lower-cost debt also decreased interest charges. Additionally, the ICC issued an electric rate order in December 2014, which resulted in a partial reversal of a charge recorded in 2013 associated with a December 2013 ICC electric rate order that had disallowed the recovery from customers of certain debt premium costs. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.

Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Ameren	38%	39%	38%
Ameren Missouri	37%	37%	38%
Ameren Illinois	37%	41%	40%
See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates.
Income (Loss) from Discontinued Operations, Net of Taxes
In 2015, based on completion of the IRS audit of Ameren’s 2013 tax year, Ameren recognized a tax benefit of $53 million due to the resolution of an uncertain tax position from discontinued operations. No material activity was recorded associated with discontinued operations in 2014. During the year ended December 31, 2013, the loss from discontinued operations, net of taxes, was primarily related to the impairment loss and related income tax effects associated with the New AER divestiture. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash generated from operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren Illinois, other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash from operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures with available cash on hand, cash generated from operating activities, and commercial paper and debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments.
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2015, for Ameren. Ameren's working capital deficit was primarily the result of current maturities of long-term debt and commercial paper issuances. With the Credit Agreements and cash and cash equivalents available, the Ameren Companies had access to $1.8 billion of credit capacity available and $2.1 billion of liquidity at December 31, 2015.

The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014, and 2013:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Ameren(a) – continuing operations	$2,021	$1,557	$1,636	$(1,951)	$(1,856)	$(1,440)	$246	$141	$(149)
Ameren(a) – discontinued operations	(4)	(6)	57	(25)	139	(283)	—	—	—
Ameren Missouri	1,247	950	1,143	(724)	(837)	(687)	(325)	(113)	(603)
Ameren Illinois	763	445	651	(913)	(828)	(695)	220	383	45

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
2015 versus 2014
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $464 million in 2015, compared with 2014. The following items contributed to the increase:

•	A $192 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $149 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•
A $137 million increase in cash associated with Ameren Illinois' IEIMA revenue requirement reconciliation adjustments, as Ameren Illinois collected $69 million from customers in 2015 and refunded $68 million to customers in 2014.

•	A $57 million decrease in Ameren Missouri rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $33 million increase in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A $31 million decrease in the cost of natural gas held in storage caused primarily by lower gas prices.

•
A $19 million decrease in payments for nuclear refueling and maintenance outages at the Ameren Missouri Callaway energy center. There was no refueling and maintenance outage in 2015; however, there were cash expenditures related to the 2016 spring outage made in 2015.

The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations during 2015, compared to 2014:

•	A $49 million increase in coal inventory costs at Ameren Missouri caused by increased volumes resulting from the absence of weather-related railroad delivery delays that occurred in 2014.

•
A net $29 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•
A $24 million decrease in income tax refunds primarily due to the absence in 2015 of tax settlements pertaining to 2007 through 2011 that were received in 2014. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for income tax refund information.

•	A $24 million increase in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.

•	A $7 million increase in property tax payments at Ameren Missouri caused by both higher assessed property tax values and tax rates.

•	A $7 million increase in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.
Ameren’s cash from operating activities associated with discontinued operations was comparable between 2015 and 2014.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $297 million in 2015, compared with 2014. The following items contributed to the increase:

•	A $149 million increase in net energy costs collected from customers under the FAC.

•
A $143 million decrease in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to a change in the tax treatment for generation repairs adopted in 2013, which increased payments in 2014.

•	A $57 million decrease in rebate payments provided for customer-installed solar generation as the rebate program was substantially completed by the end of 2014.

•	A $37 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $19 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2015; however, there were cash expenditures related to the 2016 spring outage made in 2015.

The following items partially offset the increase in Ameren Missouri's cash from operating activities during 2015, compared to 2014:

•	A $49 million increase in coal inventory costs caused by increased volumes resulting from the absence of weather-related railroad delivery delays that occurred in 2014.

•
A net $12 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	An $11 million increase in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.

•	A $7 million increase in property tax payments caused by both higher assessed property tax values and tax rates.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $318 million in 2015, compared with 2014. The following items contributed to the increase:

•
A $137 million increase in cash associated with IEIMA revenue requirement reconciliation adjustments, as $69 million was collected from customers in 2015 and $68 million was refunded to customers in 2014.

•	A $101 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $69 million increase in income taxes refunds, pursuant to the tax allocation agreement with Ameren (parent), primarily related to deductions for accelerated depreciation and increased capital expenditures.

•	A $31 million increase in natural gas commodity costs collected from customers under the PGA.

•	A $26 million decrease in the cost of natural gas held in storage caused primarily by lower gas prices.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities during 2015, compared with 2014:

•
A net $17 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $12 million increase in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.

•	A $7 million increase in expenditures for customer energy efficiency programs compared with amounts collected from customers.

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

•	The 2014 refunds to Ameren Illinois customers of $67 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, compared with no refunds in 2013.

•	A $65 million difference in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Missouri and Ameren Illinois customers.

•	A $50 million increase in coal purchases caused by increased volumes and prices. Ameren Missouri purchased less coal in 2013 due, in part, to delivery disruptions from flooding.

•	A $42 million difference in purchased power commodity costs incurred compared with amounts collected from Ameren Illinois' customers.

•	A $39 million increase in rebate payments provided for customer-installed solar generation at Ameren Missouri.

•	A $38 million decrease in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A decrease of $26 million at Ameren Missouri and Ameren Illinois for storm restoration assistance provided to nonaffiliated utilities, primarily due to Hurricane Sandy in 2013.

•	A $26 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and IEIMA projects.

•	Refunds of $24 million to customers as required by a September 2014 FERC order in Ameren Illinois' wholesale distribution rate case.

•	A $23 million increase in the value of natural gas held in storage at Ameren Illinois because of increased market prices and timing of injections and withdrawals.

•	A $22 million decrease associated with stock-based compensation awards.

•	A $21 million increase in labor costs at Ameren Illinois, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $21 million difference in transmission service costs incurred compared with amounts collected from customers, primarily at Ameren Illinois.

•	A net $19 million decrease in returns of collateral posted with counterparties due to changes at Ameren Missouri and Ameren Illinois discussed below.

•	A $17 million increase in the purchase of receivables from alternative retail electric suppliers compared with amounts collected from Ameren Illinois customers.

•	A $16 million decrease in contributions received by Ameren Illinois from customers for future construction.

•	An $8 million increase in property tax payments at Ameren Missouri caused by higher assessed property tax values and increased property tax rates.
The following items partially offset the decrease in Ameren's cash from operating activities associated with continuing operations during 2014, compared with 2013:

•	A $240 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
Income tax refunds of $41 million in 2014, primarily due to federal settlements for the tax years 2007 through 2011, compared with income tax payments in 2013 of $116 million. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for income tax payment (refund) information.

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

•	A $27 million insurance receipt in 2013 at Ameren Missouri related to the December 2005 breach of the upper reservoir at the Taum Sauk pumped-storage hydroelectric energy center.
Ameren’s cash from operating activities associated with discontinued operations decreased in 2014, compared with 2013. The 2013 activity related to the disposed New AER and the Elgin, Gibson City and Grand Tower energy centers. The 2014 activity related to transaction costs and tax payments associated with the Elgin, Gibson City, and Grand Tower energy centers.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $193 million in 2014, compared with 2013. The following items contributed to the decrease:

•
A $129 million increase in income tax payments paid to Ameren (parent) pursuant to the tax allocation agreement, resulting primarily from fewer deductions for capital expenditures for tax years 2007 through 2013, which caused increased payments in 2014. The increase was partially offset by a reduction in payments due to the use of net operating loss carryforwards in 2014.

•
An $89 million decrease in the cash associated with Ameren Missouri’s under-recovered FAC costs. Deferrals and refunds exceeded recoveries in 2014 by $49 million, while recoveries exceeded deferrals in 2013 by $40 million.

•	A $50 million increase in coal purchases caused by increased volumes and prices. Ameren Missouri purchased less coal in 2013, due, in part, to delivery disruptions from flooding.

•	A $39 million increase in rebate payments provided for customer-installed solar generation.

•	A $28 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	An $11 million decrease in natural gas commodity costs collected from customers under the PGA.

•	A decrease of $10 million for storm restoration assistance provided to nonaffiliated utilities, primarily related to Hurricane Sandy in 2013.

•	An $8 million increase in property tax payments caused by higher assessed property tax values and increased property tax rates.
The following items partially offset the decrease in Ameren Missouri's cash from operating activities during 2014, compared with 2013:

•	A $96 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $27 million insurance receipt in 2013 related to the December 2005 breach of the upper reservoir at the Taum Sauk pumped-storage hydroelectric energy center.

•	A $26 million decrease in pension and postretirement benefit plan contributions.

•	A net $10 million increase in returns of collateral posted with counterparties primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $9 million decrease in interest payments, primarily due to refinancing activity.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $206 million in 2014, compared with 2013. The following items contributed to the decrease:

•	The 2014 refunds to customers of $67 million as required under the provisions of the IEIMA for the 2012 revenue requirement reconciliation adjustment, compared with no refunds in 2013.

•	A $42 million difference in purchased power commodity costs incurred compared with amounts collected from customers.

•	A $37 million difference in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	A net $29 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $27 million decrease in natural gas commodity costs collected from customers under the PGA.

•	A $26 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.

•	Refunds to customers of $24 million as required by a September 2014 FERC order in the wholesale distribution rate case.

•	A $23 million increase in the value of natural gas held in storage because of increased market prices and the timing of injections and withdrawals.

•	A $21 million increase in labor costs, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $20 million difference in transmission service costs incurred compared with amounts collected from customers.

•	A $17 million increase in the purchase of receivables from alternative retail electric suppliers compared with amounts collected from customers.

•	A $16 million decrease in contributions received from customers for future construction.

•	The absence of $16 million received in 2013 for storm restoration assistance provided to nonaffiliated utilities, primarily due to Hurricane Sandy.
The following items partially offset the decrease in Ameren Illinois' cash from operating activities during 2014, compared with 2013:

•	Electric and natural gas margins, as discussed in Results of Operations excluding certain noncash items, that increased by $126 million.

•	A $21 million increase in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, resulting primarily from the expected use of net operating loss carryforwards in 2014.

•	A $20 million decrease in pension and postretirement benefit plan contributions.
Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2015, its investment performance in 2015, and its pension funding policy, Ameren expects to make annual contributions of $40 million to $70 million in each of the next five years, with aggregate estimated contributions of $280 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 40% and 50%, respectively. These amounts are estimates. The estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, or any voluntary contributions. In 2015, Ameren contributed $111 million to its pension plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
2015 versus 2014
Ameren's cash used in investing activities associated with continuing operations increased by $95 million during 2015, compared with 2014. Capital expenditures increased $132 million, because of increased transmission expenditures, which included a $174 million increase for ATXI primarily related to the Illinois Rivers project, and increased Ameren Illinois capital expenditures partially offset by decreased expenditures at Ameren Missouri.
During 2015, Ameren’s cash used in investing activities associated with discontinued operations consisted of a $25 million payment for a liability associated with the New AER divestiture. During 2014, cash provided by investing activities associated with Ameren’s discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in January 2014, offset by payment of $13 million to IPH for the final working capital adjustment and certain liabilities associated with the New AER divestiture.
Ameren Missouri’s cash used in investing activities decreased by $113 million during 2015, compared with 2014. Capital expenditures decreased $125 million, primarily because several large projects were completed in 2014. Nuclear fuel expenditures decreased by $22 million because of the timing of purchases in 2015 compared with 2014. In addition, cash used in investing activities increased in 2015 because of net advances to the money pool of $36 million; there were no advances in 2014.
Ameren Illinois’ cash used in investing activities increased by $85 million during 2015, compared with 2014, because of increased capital expenditures, primarily for reliability, IEIMA projects, and transmission.
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
During 2014, cash provided by investing activities associated with Ameren’s discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in

January 2014, offset by payment of $13 million to IPH for the final working capital adjustment and a portion of certain liabilities associated with the New AER divestiture. In comparison, cash used in investing activities associated with discontinued operations during 2013 was $283 million, primarily because of the requirement to leave $235 million with New AER upon divestiture, pursuant to the transaction agreement with IPH.
Ameren Missouri’s cash used in investing activities increased by $150 million during 2014, compared with 2013. Capital expenditures increased $99 million, primarily for reliability and energy center projects, including the nuclear reactor vessel head replacement project at its Callaway energy center, the electrostatic precipitator upgrades at the Labadie energy center, a new substation in St. Louis, and investment in the O’Fallon energy center, offset by a reduction in storm restoration expenditures. Nuclear fuel expenditures increased by $29 million because of the timing of purchases in 2014 compared with 2013. In addition, cash used in investing activities increased in 2014 because of the absence in 2014 of $24 million in net receipts related to money pool advances received in 2013.
Ameren Illinois' cash used in investing activities increased $133 million during 2014, compared with 2013, because of increased capital expenditures, primarily for transmission, reliability, and IEIMA projects.
Capital Expenditures
The following table presents the capital expenditures by the Ameren Companies for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Ameren(a)	$1,917	$1,785	$1,379
Ameren Missouri	622	747	648
Ameren Illinois	918	835	701

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and the elimination of intercompany transfers.
Ameren’s 2015 capital expenditures consisted of expenditures made by its subsidiaries including ATXI, which spent $375 million primarily on the Illinois Rivers project. Ameren Illinois spent $288 million on transmission projects and $134 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2014 capital expenditures consisted of expenditures made by its subsidiaries including ATXI, which spent $201 million on the Illinois Rivers project. Ameren Missouri spent $101 million for electrostatic precipitator upgrades at its Labadie energy center, $33 million for the replacement of the nuclear reactor vessel head at its Callaway energy center, and $16 million for the construction of the O’Fallon energy center. Ameren Illinois spent $284 million on transmission initiatives and $89 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois, as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2013 capital expenditures consisted of expenditures made by its subsidiaries including ATXI, which spent $51 million on the Illinois Rivers project. Ameren Missouri spent $53 million for electrostatic precipitator upgrades at the Labadie energy center, $30 million on storm restoration, and $29 million on the replacement of the nuclear reactor vessel head at its Callaway energy center which was installed during the 2014 refueling and maintenance outage. Ameren Illinois spent $269 million on transmission initiatives, $33 million on IEIMA projects, and $23 million on storm restoration. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
In December 2015, a federal tax law was enacted that authorized the continued use of bonus depreciation that allows for an acceleration of deductions for tax purposes. Bonus depreciation is expected to increase cash flow through at least 2020. Ameren expects to use this incremental cash flow to make capital investments in utility infrastructure for the benefit of its customers. Without these investments, the bonus depreciation would reduce rate base, which would reduce our revenue requirements and future earnings growth. The impact of bonus depreciation on Ameren Missouri, Ameren Illinois, and ATXI will vary based on investment levels at each company.
The following table presents Ameren's estimate of capital expenditures that will be incurred from 2016 through 2020, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations. Ameren expects to allocate more of its capital expenditures to Ameren Illinois and ATXI based, in part, on the more constructive regulatory frameworks within which they operate. These estimates do not include the impacts of the Clean Power Plan. See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information regarding the Clean Power Plan.

	2016	2017 - 2020			Total
Ameren Missouri	$835	$3,095	-	$3,420	$3,930	-	$4,255
Ameren Illinois	905	4,820	-	5,325	5,725	-	6,230
ATXI	410	565	-	625	975	-	1,035
Other	5	10	-	15	15	-	20
Ameren	$2,155	$8,490	-	$9,385	$10,645	-	$11,540
Ameren Missouri’s estimated capital expenditures include transmission, distribution, and generation-related investments, as well as expenditures for compliance with environmental regulations. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, capital expenditures to modernize its distribution system pursuant to the IEIMA, and capital expenditures for qualified investments in natural gas infrastructure under the QIP rider. ATXI's estimated capital expenditures include expenditures for the three MISO-approved multi-value transmission projects. For additional information regarding the IEIMA capital expenditure requirements, the QIP rider, and ATXI's transmission projects, see Part I, Item 1, of this report.
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
Environmental Capital Expenditures
Ameren Missouri will incur significant costs in future years to comply with federal and state regulations including those requiring the reduction of SO2, NOx, mercury, and CO2 emissions from its coal-fired energy centers. See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital expenditures to comply with such laws and regulations.
Cash Flows from Financing Activities
2015 versus 2014
Ameren's financing activities associated with continuing operations provided net cash of $246 million in 2015, compared with $141 million in 2014. During 2015, Ameren (parent) received proceeds of $700 million from long-term debt issuances and repaid short-term debt in addition to the activity at Ameren Missouri and Ameren Illinois to fund maturities of long-term debt and repay short-term debt discussed below. In 2015, the issuances of long-term debt, net of repayments for short-term debt and for long-term debt at maturity, along with cash provided by operating activities were used to fund investing activities and pay dividends. In comparison, during 2014, Ameren and its registrant subsidiaries issued long-term and short-term debt to fund the maturities and redemptions of long-term debt, including the maturity of Ameren (parent)’s $425 million senior unsecured notes. These financing activities, along with cash provided by operating activities where used to fund investing activities and pay dividends.
No cash from financing activities was used for discontinued operations during 2015.

Ameren Missouri’s financing activities used net cash of $325 million in 2015, compared with $113 million in 2014. During 2015, Ameren Missouri received proceeds of $249 million from a long-term debt issuance, repaid a net $97 million of short-term debt, repaid at maturity $114 million of long-term debt, and received a $224 million contribution from Ameren (parent). In comparison, during 2014, Ameren Missouri received proceeds of $350 million from a long-term debt issuance and a net $97 million of short-term debt, repaid at maturity $104 million of long-term debt, and repaid $105 million to the money pool. In both years, these financing activities, along with cash provided by operating activities where used to fund investment activities and pay dividends.
Ameren Illinois' financing activities provided net cash of $220 million in 2015, compared with $383 million in 2014. During 2015, Ameren Illinois received proceeds of $248 million from a long-term debt issuance, repaid a net $32 million of short-term debt, and repaid $15 million to the money pool. In comparison, during 2014, Ameren Illinois received proceeds of $548 million from two long-term debt issuances and a net $32 million of short-term debt, repaid existing long-term debt of $163 million, and repaid $41 million to the money pool. In both years, these financing activities, along with cash provided by operating activities where used to fund investment activities.
2014 versus 2013
Ameren's financing activities associated with continuing operations provided net cash of $141 million in 2014, compared with 2013 when Ameren used cash of $149 million. During 2014, Ameren and its registrant subsidiaries issued long-term and short-term debt to fund the maturities and redemptions of long-term debt, including the maturity of Ameren (parent)’s $425 million senior unsecured notes. In 2014, Ameren used cash from these financing activities, along with cash provided by operating activities to fund investing activities and pay dividends. In comparison, during 2013, Ameren and its registrant subsidiaries issued long-term and short-term debt to fund the maturities and redemptions of long-debt and to fund the $235 million that Ameren was required to leave with New AER upon its divestiture in December 2013, pursuant to the transaction agreement with

IPH. In 2013, Ameren used cash on hand, cash from the issuances of debt, along with cash provided by operating activities to fund investing activities and pay dividends.
No cash from financing activities was used for discontinued operations during 2014.
Ameren Missouri’s financing activities used net cash of $113 million in 2014, compared with $603 million in 2013. During 2014, Ameren Missouri received proceeds of $350 million from a long-term debt issuance and a net $97 million from short-term debt, repaid at maturity $104 million of long-term debt, repaid $105 million to the money pool. In comparison, during 2013, Ameren Missouri repaid $244 million of long-term debt, and received $105 million from the money pool. In both years, including cash on hand during 2013, these financing activities, along with cash provided by operating activities were used to fund investment activities and pay dividends.
Ameren Illinois' financing activities provided net cash of $383 million in 2014, compared with $45 million in 2013. During 2014, Ameren Illinois received proceeds of $548 million from two long-term debt issuances and a net $32 million from short-term debt, repaid existing long-term debt of $163 million, and repaid $41 million to the money pool. In comparison, during 2013, Ameren Illinois received proceeds of $278 million from a long-term debt issuance, repaid at maturity $150 million of long-term debt, and paid dividends. In both years, these financing activities, along with cash provided by operating activities were used to fund investment activities.
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

The following table presents Ameren's consolidated liquidity as of December 31, 2015:

Available at December 31, 2015
Ameren and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	176
Missouri Credit Agreement – credit available	824
Ameren and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	125
Less: Letters of credit	13
Illinois Credit Agreement – credit available	962
Total Credit Available	$1,786
Cash and cash equivalents	292
Total Liquidity	$2,078

Borrowings by Ameren under either of the Credit Agreements are due and payable no later than the maturity date, while borrowings by Ameren Missouri and Ameren Illinois are due and payable no later than the earlier of the maturity date or 364 days after the date of such borrowing (subject to the right of each borrower to re-borrow in accordance with the terms of the applicable Credit Agreement). The Credit Agreements are currently scheduled to mature in December 2019, but the maturity date may be extended once or twice for additional one year periods upon mutual consent of the borrowers and lenders. The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Either of the Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. During 2015, borrowings under the Ameren, Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. As such, commercial paper issuances were a preferred source of third-party short-term debt relative to credit facility borrowings.
The following table presents the maximum aggregate amount available to each borrower under each facility:

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
Subject to applicable regulatory short-term borrowing authorizations, these credit arrangements are also available to Ameren's other subsidiaries through direct short-term borrowings from Ameren, including, but not limited to, Ameren Services, through a money pool agreement. Ameren has money pool agreements with and among its subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. Ameren Missouri and Ameren Illinois borrow from the utility money pool when funds are available before utilizing the Credit Agreements and commercial paper programs because the utility money pool interest rates are typically lower. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a detailed explanation of the money pool arrangements.
The issuance of short-term debt securities by Ameren's utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In January 2016, Ameren Missouri requested an extension of its existing FERC authorization to issue up to $1 billion of short-term debt securities through March 2018. Ameren Missouri expects FERC approval of that authorization in March 2016. In September 2014, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 15, 2016. In July 2015, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 14, 2017.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances (net of issuance discounts), redemptions, repurchases, and maturities of long-term debt for the years ended December 31, 2015, 2014, and 2013 for the Ameren Companies. The Ameren Companies did not issue any common stock or redeem or repurchase any preferred stock during the years ended 2015, 2014, and 2013. In 2015 and 2014, Ameren Missouri received cash capital contributions of $224 million and $215 million, respectively, from Ameren (parent). For additional information related to the terms and uses of these issuances and effective registration statements, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2015	2014	2013
Issuances
Ameren (parent)
2.70% Senior unsecured notes due 2020	November	$350	$—	$—
3.65% Senior unsecured notes due 2026	November	350	—	—
Ameren Missouri:
3.50% Senior secured notes due 2024	April	—	350	—
3.65% Senior secured notes due 2045	April	249	—	—
Ameren Illinois:
4.80% Senior secured notes due 2043	December	—	—	278
4.30% Senior secured notes due 2044	June	—	248	—
3.25% Senior secured notes due 2025	December	—	300	—
4.15% Senior secured notes due 2046	December	248	—	—
Total long-term debt issuances		$1,197	$898	$278
Redemptions, Repurchases, and Maturities
Ameren (Parent):
8.875% Senior unsecured notes due 2014	May	$—	$425	$—
Ameren Missouri:
City of Bowling Green capital lease (Peno Creek CT)	December	6	5	5
1993 5.45% Series pollution control revenue bonds due 2028	October	—	—	44
4.65% Senior secured notes due 2013	October	—	—	200
5.50% Senior secured notes due 2014	May	—	104	—
4.75% Senior secured notes due 2015	April	114	—	—
Ameren Illinois:
8.875% Senior secured notes due 2013	December	—	—	150
5.90% Series 1993 due 2023(a)	January	—	32	—
5.70% 1994A Series due 2024(a)	January	—	36	—
5.95% 1993 Series C-1 due 2026	January	—	35	—
5.70% 1993 Series C-2 due 2026	January	—	8	—
5.40% 1998A Series due 2028	January	—	19	—
5.40% 1998B Series due 2028	January	—	33	—
Total long-term debt redemptions, repurchases, and maturities		$120	$697	$399
(a)    Less than $1 million principal amount of the bonds remain outstanding after redemption.
In February 2016, Ameren Missouri's 5.40% senior secured notes matured and were repaid using available cash and commercial paper borrowings.
In June 2015, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing. It will expire in June 2018.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants
At December 31, 2015, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
Dividends and Return of Capital
Ameren paid to its shareholders common stock dividends totaling $402 million, or $1.655 per share, in 2015, $390 million, or $1.61 per share, in 2014, and $388 million, or $1.60 per share, in 2013.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren's board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 12, 2016, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 42.5 cents per share, payable on March 31, 2016, to shareholders of record on March 9, 2016.
Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, restrict the Ameren Companies’ payment of dividends in certain circumstances.
Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Additionally, Ameren has committed to the FERC to maintain a minimum of 30% equity in its capital structure at Ameren Illinois.
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
At December 31, 2015, the amount of restricted net assets of wholly owned subsidiaries of Ameren that may not be distributed to Ameren in the form of a loan or dividend was $2.3 billion.
The following table presents common stock dividends paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren:

	2015	2014		2013
Ameren Missouri	$575	$340	(a)	$460
Ameren Illinois	—	—		110
Ameren	402	390		388

(a)	Additionally, during 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
Ameren Missouri and Ameren Illinois each have issued preferred stock, which provides for cumulative preferred stock dividends. Each company’s board of directors considers the declaration of the preferred stock dividends to shareholders of record on a certain date, stating the date on which the dividend is payable and the amount to be paid. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for further detail concerning the preferred stock issuances.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2015. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans. These expected pension funding amounts are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Ameren:(a)
Long-term debt and capital lease obligations(b)	$395	$1,521	$1,023	$4,392	$7,331
Interest payments(c)	362	626	435	2,771	4,194
Operating leases(d)	14	25	23	30	92
Other obligations(e)	1,323	1,676	557	1,128	4,684
Total cash contractual obligations	$2,094	$3,848	$2,038	$8,321	$16,301
Ameren Missouri:
Long-term debt and capital lease obligations(b)	$266	$814	$673	$2,382	$4,135
Interest payments(c)	211	367	259	1,687	2,524
Operating leases(d)	12	22	21	29	84
Other obligations(e)	833	1,178	325	469	2,805
Total cash contractual obligations	$1,322	$2,381	$1,278	$4,567	$9,548
Ameren Illinois:
Long-term debt(b)	$129	$707	$—	$1,660	$2,496
Interest payments(c)	129	215	132	1,019	1,495
Operating leases(d)	1	2	2	1	6
Other obligations(e)	452	479	232	659	1,822
Total cash contractual obligations	$711	$1,403	$366	$3,339	$5,819

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.

(b)
Excludes unamortized discount and premium and debt issuance costs of $56 million, $25 million, and $25 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.

(c)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2015.

(d)
Amounts for certain land-related leases have indefinite payment periods. The annual obligation of $3 million, $2 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, for these items is included in the Less than 1 Year, 1 – 3 Years, and 3 – 5 Years columns. See Leases in Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.

(e)	See Other Obligations in Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
As of December 31, 2015, Ameren, Ameren Missouri, and Ameren Illinois had no unrecognized tax benefits (detriments) for uncertain tax positions.
Off-Balance-Sheet Arrangements
At December 31, 2015, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
Our credit ratings affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities, our commercial paper programs, and our collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Ameren:
Issuer/corporate credit rating	Baa1	BBB+
Senior unsecured debt	Baa1	BBB
Commercial paper	P-2	A-2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+
Secured debt	A2	A
Senior unsecured debt	Baa1	BBB+
Commercial paper	P-2	A-2
Ameren Illinois:
Issuer/corporate credit rating	A3	BBB+
Secured debt	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
The cost of borrowing under our credit facilities can also fluctuate depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.

Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at December 31, 2015. Sub-investment-grade issuer or senior unsecured debt rating (lower than “BBB-” or “Baa3”) at December 31, 2015, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $143 million, $72 million, and $71 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2015, if market prices were 15% higher or lower than December 31, 2015 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would only be required to post an immaterial amount of collateral or other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We are seeking to improve our regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks. We are seeking to align our overall spending, both operating and capital, with economic conditions and with regulatory frameworks established by our regulators. Consequently, we are focused on minimizing the gap between allowed and earned returns on equity. We intend to allocate capital resources to our business opportunities that we expect to offer the most attractive risk-adjusted return potential.
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2016 and beyond.
Operations

•
Our strategy for earning competitive returns on our investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with those rate case outcomes, economic conditions, and return opportunities.

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The Illinois Rivers and the Spoon River projects have received all of the necessary commission approvals to authorize their construction while ATXI is still seeking approval from the MoPSC for the Mark Twain project. The total investment in all three projects is expected to be more than $1.0 billion from 2016 through 2019. This total includes over $60 million of investment by Ameren Illinois to construct connections to its existing transmission system. In addition to its investment in the MISO-approved projects, Ameren Illinois expects to invest $1.9 billion in electric transmission assets from 2016 through 2020 to address load growth and reliability requirements.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. With the rates that became effective on January 1, 2016, and the currently allowed 12.38% return on equity, the 2016 revenue requirement for Ameren Illinois’ electric transmission business would be $241 million, which represents a $42 million increase over the 2015 revenue requirement due to rate base growth. These rates reflect a capital structure composed of 51.9% common equity and a projected rate base of $1.2 billion. With the rates that became effective on January 1, 2016, and the currently allowed 12.38% return on equity, the 2016 revenue requirement for ATXI’s electric transmission business would be $140 million, which represents a $60 million increase over the 2015 revenue requirement due to rate base growth, primarily as a result of the Illinois Rivers project. These rates reflect a capital structure composed of 56.1% common equity and a projected rate base of $0.9 billion.

•
The 12.38% return on common equity is the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that challenge the allowed base return on common equity for MISO transmission owners. In December 2015, a FERC administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32%. The FERC is expected to issue a final order on the November 2013 complaint case by October 2016. An initial decision from an administrative law judge in the February 2015 complaint case is expected to be issued by June 30, 2016, which will subsequently require FERC approval. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $6 million and $3 million, respectively, based on each company’s 2016 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective balance sheets as of December 31, 2015, representing their estimate of the potential refunds from the November 2013 refund effective date through December 2015.

•	In January, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Upon the issuance of the final order addressing the November 2013 complaint case, beginning with its January 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the base return on common equity.

•
In April 2015, the MoPSC issued an order approving a $122 million increase in Ameren Missouri’s annual revenues for electric service, including $109 million related to the increase in net energy costs above those included in base rates previously authorized by the MoPSC. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order became effective on May 30, 2015. Ameren Missouri’s revenue requirement, prior to May 30, 2015, was based on a 9.8% return on common equity, a capital structure composed of 52.3% common equity, and a rate base of $6.8 billion. Accordingly, the level of earnings reflected in the revenue requirement in effect after May 30, 2015, is lower than the level of earnings reflected in the previously effective revenue requirement. The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. The order did not approve the continued use of regulatory tracking mechanisms for storm costs or for vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. For example, the April 2015 MoPSC electric rate order included $29 million of transmission charges in base rates that were previously included in the FAC. Ameren Missouri expects transmission charges to increase to $53 million in 2016, with further cost increases expected in the foreseeable future. However, transmission revenues included in base rates in the April 2015 MoPSC electric rate order totaled $34 million and are expected to remain relatively constant in 2016 and into the near future.

•
Ameren Missouri supplies electricity to Noranda’s aluminum smelter located in southeast Missouri. In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the smelter using approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity. In January 2016, Noranda announced that production had been idled at two of its three pot lines following an electric supply circuit failure and that the third pot line, which was not directly affected by the circuit failure, will be curtailed on or before March 12, 2016, unless Noranda "is able to secure a substantially more sustainable power rate." On February 8, 2016, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In the filing, Noranda reaffirmed that the remaining pot line will continue to operate at the smelter until March 2016, at which time operation of the line will be curtailed. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow. As a result of these events in 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates and therefore, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to reflect Noranda’s actual sales volumes. Ameren Missouri estimates a $32 million reduction in 2016 earnings, compared to 2015, relating to the significantly lower expected electric sales volumes to Noranda after consideration of the FAC provision that allows Ameren Missouri to retain a portion of its off-system sales. In January 2016, Ameren Missouri filed a notice with the MoPSC that would enable Ameren Missouri to file an electric rate case after 60 days. Ameren Missouri expects to file an electric rate case in 2016 and expects the resulting new rates to reflect Noranda's actual sales volumes which would prospectively eliminate the impact of the current revenue shortfall. Rate case proceedings take place over a period of up to 11 months from the date of filing. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate its regulatory and legislative options that might mitigate adverse financial impacts.

•
From 2013 through 2015, Ameren Missouri invested $134 million in customer energy efficiency programs and realized $174 million of net shared benefits under the MEEIA plan approved in August 2012. Additionally, the plan established a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues based on its achievement of certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceeded those goals. In June 2015, the MoPSC staff filed a complaint case with the MoPSC regarding the method and inputs used in calculating the performance incentive for 2014 and 2015. In November 2015, the MoPSC issued an order that adopted the MoPSC staff’s method and inputs used in calculating the performance incentive for 2014 and 2015. Ameren Missouri has filed an appeal of the order with the Missouri Court of Appeals, Western District. If the Missouri Court of Appeals upholds the MoPSC order, the performance incentive awarded from the 2014 and 2015 MEEIA programs will be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. Ameren Missouri has not recorded revenues associated with the performance incentive for any of the MEEIA program years. Ameren Missouri believes it will ultimately be found to have exceeded 100% of the customer energy efficiency goals, and it therefore expects to recognize revenues of at least $19 million in 2016.

•
Net shared benefits compensated Ameren Missouri for the current year and longer-term financial impacts of customer energy efficiency programs in each year of the program from 2013 through 2015. The March 2016 through February 2019 MEEIA plan is designed differently. The throughput disincentive included in the March 2016 through February

2019 MEEIA plan is designed to make Ameren Missouri earnings neutral each year for its customer energy efficiency investments, including the lost sales volume that occur in that year, and does not compensate for the longer-term financial impacts of customer energy efficiency programs until those sales volumes are lost in a future year. The unfavorable effects of sales volume reductions in 2016 from the 2013 through 2015 energy efficiency programs were previously recognized during those years as net shared benefits and, therefore, any such lost sales volumes will negatively impact 2016 earnings.

•
In February 2016, the MoPSC issued an order approving Ameren Missouri's March 2016 to February 2019 MEEIA plan which included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, the throughput disincentive, and a performance incentive from customers. The throughput disincentive recovery will replace the net shared benefits that were collected under the 2013 through 2015 MEEIA plan. The MEEIA rider will allow Ameren Missouri to collect the throughput disincentive without a traditional rate proceeding until such time as lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates will be based upon both forecasted program costs and throughput disincentive which will be annually reconciled to actual results. Beginning in March 2016, Ameren Missouri intends to invest $158 million over the three-year period in customer energy efficiency programs. In addition, similar to the MEEIA plan that ended in December 2015, the MoPSC's order approved a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $27 million if 100% of the goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri's energy savings exceed those goals. Ameren Missouri must achieve at least 25% of its energy efficiency goals before it earns a performance incentive.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2016 electric delivery service revenues will be based on its 2016 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2016 revenue requirement is expected to be higher than the 2015 revenue requirement, because of an expected increase in recoverable costs, rate base growth, and an expected increase in the monthly average yield of United States Treasury bonds. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income, based on its 2016 projected rate base.

•
In December 2015, the ICC issued an order with respect to Ameren Illinois’ annual update filing. The ICC approved a $106 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. These rates have affected and will continue to affect Ameren

Illinois' cash receipts during 2016, but will not be the sole determinant of its electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2016 revenue requirement reconciliation. The 2016 revenue requirement reconciliation, as discussed above, is expected to result in a regulatory asset that will be collected from customers in 2018.

•
In December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service of $45 million. The revenue increase was based on a 9.6% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.2 billion. The rate order was based on a 2016 future test year. The rate changes were in effect in January 2016. In addition, the rate order approved the VBA for residential and small nonresidential customers beginning in 2016.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in the spring of 2016 and Ameren Missouri expects to incur $37 million of maintenance expenses in 2016. There was no refueling outage scheduled in 2015; however, $9 million in preparation costs were incurred in 2015 for the 2016 scheduled outage. During the 2014 refueling, Ameren Missouri incurred maintenance expenses of $36 million. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.

•
Ameren Missouri was engaged in litigation with an insurer to recover an unpaid liability insurance claim for the December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. As of December 31, 2015, Ameren Missouri had an insurance receivable of $41 million. In February 2016, Ameren Missouri and the insurer reached a settlement that resulted in Ameren Missouri receiving $42 million in February 2016.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers, including Ameren Missouri's current efforts to advocate for a legislative solution to support Noranda's operations. These pressures include limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased customer use of innovative and increasingly cost-effective technological advances including distributed generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among other costs.
For additional information regarding recent rate orders and related appeals, Noranda, Ameren Missouri's MEEIA plans, FERC return on equity complaint cases, and other pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters, and Note 10 – Callaway Energy Center, under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
We expect to incur significant capital expenditures in order to make investments to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will incur up to $11.5 billion (Ameren Missouri – up to $4.3 billion; Ameren Illinois – up to $6.2 billion; ATXI – up to $1.0 billion) of capital expenditures during the period from 2016 through 2020, excluding the impact of the Clean Power Plan.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA could result in significant increases in capital expenditures and operating costs. These costs could be prohibitive at some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in rates charged to customers.

•
Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until such time as legal appeals are concluded. Appeals are not expected to conclude prior to 2018. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, Ameren Missouri expects to incur increased net fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.

•	Ameren Missouri files a nonbinding integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, was a 20-year plan that supported a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas, and nuclear power. The plan involves expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, continuation and expansion of the then-existing energy efficiency programs, and adding natural-gas-fired combined cycle generation.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2019, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
In November 2015, Ameren (parent) issued $350 million of 2.70% senior unsecured notes due November 15, 2020 and $350 million of 3.65% senior unsecured notes due February 15, 2026. Ameren used the proceeds to pay a portion of short-term debt consisting of commercial paper issuances. Ameren expects to incur interest charges of $22 million annually related to these issuances.

•
In December 2015, a federal tax law was enacted that authorized the continued use of bonus depreciation that allows for an acceleration of deductions for tax purposes at a rate of 50% for 2015, 2016, and 2017. The rate will be reduced to 40% in 2018 and then to 30% in 2019. Bonus depreciation will be phased out in 2020 unless a new law is enacted. Bonus depreciation is expected to increase cash flow through at least 2020. Ameren expects to use this incremental cash flow to make capital investments in utility infrastructure for the benefit of its customers. Without these investments, bonus depreciation would reduce rate base, which reduces our revenue requirements and future earnings growth. The impact of bonus depreciation on Ameren Missouri, Ameren Illinois, and ATXI will vary based on investment levels at each company.

•
As of December 31, 2015, Ameren had $453 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $39 million and Ameren Illinois – $131 million) and $144 million in federal and state income tax credit carryforwards (Ameren Missouri – $26 million and Ameren Illinois – $2 million). In addition, Ameren has $37 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri until 2019 and Ameren Illinois until 2021. Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to fund ATXI transmission investments.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren expects to use debt to fund such cash shortfalls; it does not currently expect to issue equity over the next several years.

•
In October 2015, Ameren’s board of directors declared a fourth quarter dividend of 42.5 cents per common share, a 3.7% increase from the prior quarterly dividend rate of 41 cents per share, resulting in an annualized equivalent dividend rate of $1.70 per share.

•
The use of cash from operating activities and from short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined by current liabilities exceeding current assets, as was the case at December 31, 2015, for Ameren. The working capital deficit as of December 31, 2015, was primarily the result of current maturities of long-term debt and commercial paper issuances. The Ameren Companies had $301 million of commercial paper issuances outstanding as of December 31, 2015. With the Credit Agreements and cash and cash equivalents available, the Ameren Companies had access to $1.8 billion of credit capacity available, and $2.1 billion of liquidity at December 31, 2015.

•	In February 2016, $260 million principal amount of Ameren Missouri's 5.40% senior secured notes matured and were repaid using available cash and commercial paper borrowings.
The above items could have a material impact on our results of operations, financial position, or liquidity. Additionally, in the ordinary course of business, we evaluate strategies to enhance our results of operations, financial position, or liquidity. These strategies may include acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed. The execution of these initiatives may have a material impact on our future results of operations, financial position, or liquidity.
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
Regulatory Mechanisms and Cost Recovery
We defer costs and recognize revenue in accordance with authoritative accounting guidance, and make investments that we assume will be collected in future rates.

•	Regulatory environment and external regulatory decisions and requirements

•	Anticipated future regulatory decisions and our assessment of their impact

•	The impact of prudence reviews, complaint cases, and opposition during the ratemaking process that may limit our ability to timely recover costs and earn a fair return on our investments

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

Basis for Judgment
We determine which costs are recoverable by reviewing previous rulings by regulatory authorities in jurisdictions where we operate and any other factors that may indicate whether cost recovery is probable. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Ameren Illinois estimates its annual revenue requirement pursuant to the IEIMA for interim periods by using internal forecasted information, such as projected operations and maintenance expenses, depreciation expense, taxes other than income taxes, and rate base, as well as published forecasted data regarding that year's monthly average yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year's actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in costs incurred, investments made, or orders by the ICC or courts can result in a subsequent change in Ameren Illinois' estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost revenues resulting from its MEEIA customer energy efficiency programs. Ameren Missouri uses a MEEIA rider to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets or liabilities for each of the Ameren Companies. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for a listing of regulatory mechanisms used by Ameren Missouri and Ameren Illinois.

Benefit Plan Accounting
Based on actuarial calculations, we accrue costs of providing future employee benefits in accordance with authoritative accounting guidance regarding benefit plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report.

•	Future rate of return on pension and other plan assets

•	Valuation inputs and assumptions used in the fair value measurements of plan assets, excluding those inputs that are readily observable

•	Discount rates

•	Health care cost trend rates

•	Timing of employee retirements and mortality assumptions

•	Ability to recover certain benefit plan costs from our customers

•	Changing market conditions that may affect investment and interest rate environments

Basis for Judgment
Our ultimate selection of the discount rate, health care trend rate, and expected rate of return on pension and other postretirement benefit plan assets is based on our consistent application of assumption-setting methodologies and our review of available historical, current, and projected rates, as applicable. We also make mortality assumptions to estimate our pension and other postretirement benefit obligations. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for sensitivity of Ameren’s benefit plans to potential changes in these assumptions.
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

Basis for Judgment
The determination of a loss contingency requires significant judgment as to the expected outcome of the contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider all available evidence, including the expected outcome of potential litigation. If no estimate is better than another within our range of estimates, we record as our best estimate of a loss the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.
Accounting for Income Taxes
Following authoritative accounting guidance, we record the provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 13 – Income Taxes under Part II, Item 8, of this report.

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

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including a change in forecasted financial condition and/or results of operations, change in income tax laws or enacted tax rates, the form, structure, and timing of asset or stock sales or dispositions, and results of audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period-end, and as new developments occur, management reevaluates its tax positions. See Note 13 – Income Taxes under Part II, Item 8, of this report for the amount of deferred tax assets and uncertain tax positions recorded at December 31, 2015.
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
Impact of New Accounting Pronouncements
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
Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. The April 2015 MoPSC electric rate order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. As such, Ameren Missouri is exposed to transmission charges to the extent they exceed transmission revenues. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.
In our Missouri and Illinois retail natural gas utility jurisdictions, changes in natural gas costs are generally reflected in billings to natural gas customers through PGA clauses.
See Part I, Item 1, and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on our cost recovery mechanisms.

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
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:

•	long-term and short-term variable-rate debt;

•	fixed-rate debt;

•	United States Treasury bonds; and

•	defined pension and postretirement benefit plans.
We manage our interest rate exposure by controlling the amount of debt instruments within our total capitalization portfolio and by monitoring the effects of market changes on interest rates. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets.
The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 1% on variable-rate debt outstanding at December 31, 2015:

	Interest Expense	Net Income(a)
Ameren	$5	$(3)
Ameren Missouri	2	(1)
Ameren Illinois	(b)	(b)

(a)	Calculations are based on an estimated tax rate of 38%, 37%, and 37% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(b)	Less than $1 million.
Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to the average monthly yields of 30-year United States Treasury bonds plus 580 basis points for a calendar year. The yields on such bonds are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income, based on its 2016 projected rate base.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2015.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2015, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier's receivables relating to Ameren Illinois' delivery service customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. As of December 31, 2015, Ameren Illinois' balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $25 million. The risk associated with Ameren Illinois' electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2016 assumed return on plan assets of 7.00%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2015, this fund was invested in domestic equity securities (66%) and debt securities (34%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
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
Ameren Missouri has a FAC, a fuel and purchased power cost recovery mechanism that allows it to recover or refund through customer rates 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Ameren Missouri remains exposed to the remaining 5% of such changes.
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. Ameren Illinois does not generate earnings based on the resale of power but rather on the delivery of energy. Ameren Illinois purchases power primarily through MISO, with additional procurement events administered by the IPA. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2018. In 2015, acting in its role as provider of last resort, Ameren Illinois supplied approximately 26% of its kilowatthour sales to its electric customers. Ameren Illinois expects full recovery of its purchased power costs.
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
Commodity Supplier Risk
The use of ultra-low-sulfur coal is part of Ameren Missouri's environmental compliance strategy. Ameren Missouri has a multiyear agreement to purchase ultra-low-sulfur coal through 2018 to comply with environmental regulations. The coal contract is with a single supplier. Disruptions to the deliveries of that ultra-low-sulfur coal from the supplier could compromise Ameren Missouri's ability to operate in compliance with emission standards. Other sources of ultra-low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. If Ameren Missouri were to experience a temporary disruption of ultra-low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of ultra-low-sulfur coal were not available, Ameren Missouri would use its existing emission allowances or purchase emission allowances to achieve compliance with environmental regulations.
Currently, the Callaway energy center uses nuclear fuel assemblies of a design fabricated by only a single supplier. That supplier is currently the only NRC-licensed supplier able to provide fuel assemblies to the Callaway energy center. If Ameren

Missouri should decide to change fuel suppliers or to change the type of fuel assembly design that is currently licensed for use at the Callaway energy center, up to three years of analysis and licensing effort would be required to fully implement such a change.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2015. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(28)	$(185)	$(213)
Contracts realized or otherwise settled during the period	15	41	56
Fair value of new contracts entered into during the period	6	(19)	(13)
Other changes in fair value	(20)	(56)	(76)
Fair value of contracts outstanding at end of year, net	$(27)	$(219)	$(246)
The following table presents maturities of derivative contracts as of December 31, 2015, by the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less Than 1 Year	Maturity 1 – 3 Years	Maturity 3 – 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(23)	$(6)	$—	$—	$(29)
Level 2(a)	(5)	(6)	(2)	—	(13)
Level 3(b)	15	—	—	—	15
Total	$(13)	$(12)	$(2)	$—	$(27)
Ameren Illinois:
Level 1	$—	$(1)	$—	$—	$(1)
Level 2(a)	(31)	(17)	—	—	(48)
Level 3(b)	(12)	(24)	(24)	(110)	(170)
Total	$(43)	$(42)	$(24)	$(110)	$(219)
Ameren:
Level 1	$(23)	$(7)	$—	$—	$(30)
Level 2(a)	(36)	(23)	(2)	—	(61)
Level 3(b)	3	(24)	(24)	(110)	(155)
Total	$(56)	$(54)	$(26)	$(110)	$(246)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 26, 2016
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2016
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Illinois Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2016

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Electric	$5,180	$4,913	$4,832
Gas	918	1,140	1,006
Total operating revenues	6,098	6,053	5,838
Operating Expenses:
Fuel	878	826	845
Purchased power	514	461	508
Gas purchased for resale	415	615	526
Other operations and maintenance	1,694	1,684	1,611
Provision for Callaway construction and operating license (Note 2)	69	—	—
Depreciation and amortization	796	745	706
Taxes other than income taxes	473	468	458
Total operating expenses	4,839	4,799	4,654
Operating Income	1,259	1,254	1,184
Other Income and Expenses:
Miscellaneous income	74	79	69
Miscellaneous expense	30	22	26
Total other income	44	57	43
Interest Charges	355	341	398
Income Before Income Taxes	948	970	829
Income Taxes	363	377	311
Income from Continuing Operations	585	593	518
Income (Loss) from Discontinued Operations, Net of Taxes (Note 16)	51	(1)	(223)
Net Income	636	592	295
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Net Income (Loss) Attributable to Ameren Common Shareholders:
Continuing Operations	579	587	512
Discontinued Operations	51	(1)	(223)
Net Income Attributable to Ameren Common Shareholders	$630	$586	$289

Earnings (Loss) per Common Share – Basic:
Continuing Operations	$2.39	$2.42	$2.11
Discontinued Operations	0.21	—	(0.92)
Earnings per Common Share – Basic	$2.60	$2.42	$1.19

Earnings (Loss) per Common Share – Diluted:
Continuing Operations	$2.38	$2.40	$2.10
Discontinued Operations	0.21	—	(0.92)
Earnings per Common Share – Diluted	$2.59	$2.40	$1.18

Dividends per Common Share	$1.655	$1.610	$1.600
Average Common Shares Outstanding – Basic	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	243.6	244.4	244.5

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2015	2014	2013

Income from Continuing Operations	$585	$593	$518
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $3, $(7), and $16, respectively	6	(12)	30
Comprehensive Income from Continuing Operations	591	581	548
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	585	575	542

Income (Loss) from Discontinued Operations, Net of Taxes	51	(1)	(223)
Other Comprehensive Loss from Discontinued Operations, Net of Income Taxes (Benefit) of $-, $-, and $(10), respectively	—	—	(18)
Comprehensive Income (Loss) from Discontinued Operations	51	(1)	(241)
Less: Comprehensive Income from Discontinued Operations Attributable to Noncontrolling Interest	—	—	1
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Common Shareholders	51	(1)	(242)
Comprehensive Income Attributable to Ameren Common Shareholders	$636	$574	$300

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$292	$5
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $21, respectively)	388	423
Unbilled revenue	239	265
Miscellaneous accounts and notes receivable	98	81
Materials and supplies	538	524
Current regulatory assets	260	295
Other current assets	88	86
Assets of discontinued operations (Note 16)	14	15
Total current assets	1,917	1,694
Property and Plant, Net	18,799	17,424
Investments and Other Assets:
Nuclear decommissioning trust fund	556	549
Goodwill	411	411
Regulatory assets	1,382	1,582
Other assets	575	629
Total investments and other assets	2,924	3,171
TOTAL ASSETS	$23,640	$22,289
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$395	$120
Short-term debt	301	714
Accounts and wages payable	777	711
Taxes accrued	43	46
Interest accrued	89	85
Current regulatory liabilities	80	106
Other current liabilities	379	434
Liabilities of discontinued operations (Note 16)	29	33
Total current liabilities	2,093	2,249
Long-term Debt, Net	6,880	6,085
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,885	3,571
Accumulated deferred investment tax credits	60	64
Regulatory liabilities	1,905	1,850
Asset retirement obligations	618	396
Pension and other postretirement benefits	580	705
Other deferred credits and liabilities	531	514
Total deferred credits and other liabilities	7,579	7,100
Commitments and Contingencies (Notes 2, 10, and 15)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,616	5,617
Retained earnings	1,331	1,103
Accumulated other comprehensive loss	(3)	(9)
Total Ameren Corporation shareholders’ equity	6,946	6,713
Noncontrolling Interests	142	142
Total equity	7,088	6,855
TOTAL LIABILITIES AND EQUITY	$23,640	$22,289

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$636	$592	$295
Loss (Income) from discontinued operations, net of tax	(51)	1	223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—	—
Depreciation and amortization	777	710	666
Amortization of nuclear fuel	97	81	71
Amortization of debt issuance costs and premium/discounts	22	22	24
Deferred income taxes and investment tax credits, net	369	451	410
Allowance for equity funds used during construction	(30)	(34)	(37)
Stock-based compensation costs	24	25	27
Other	(10)	(24)	23
Changes in assets and liabilities:
Receivables	83	31	(60)
Materials and supplies	(14)	3	60
Accounts and wages payable	(2)	10	81
Taxes accrued	(24)	(44)	(195)
Regulatory assets and liabilities	94	(281)	29
Assets, other	53	30	20
Liabilities, other	(56)	(28)	(14)
Pension and other postretirement benefits	(9)	(10)	(28)
Counterparty collateral, net	(7)	22	41
Net cash provided by operating activities – continuing operations	2,021	1,557	1,636
Net cash provided (used in) by operating activities – discontinued operations	(4)	(6)	57
Net cash provided by operating activities	2,017	1,551	1,693
Cash Flows From Investing Activities:
Capital expenditures	(1,917)	(1,785)	(1,379)
Nuclear fuel expenditures	(52)	(74)	(45)
Purchases of securities – nuclear decommissioning trust fund	(363)	(405)	(214)
Sales and maturities of securities – nuclear decommissioning trust fund	349	391	196
Proceeds from note receivable – Marketing Company	20	95	6
Contributions to note receivable – Marketing Company	(8)	(89)	(5)
Other	20	11	1
Net cash used in investing activities – continuing operations	(1,951)	(1,856)	(1,440)
Net cash provided by (used in) investing activities – discontinued operations	(25)	139	(283)
Net cash used in investing activities	(1,976)	(1,717)	(1,723)
Cash Flows From Financing Activities:
Dividends on common stock	(402)	(390)	(388)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	(413)	346	368
Maturities, redemptions and repurchases of long-term debt	(120)	(697)	(399)
Issuances of long-term debt	1,197	898	278
Capital issuance costs	(12)	(11)	(2)
Other	2	1	—
Net cash provided by (used in) financing activities – continuing operations	246	141	(149)
Net change in cash and cash equivalents	287	(25)	(179)
Cash and cash equivalents at beginning of year	5	30	209
Cash and cash equivalents at end of year	$292	$5	$30

Cash Paid (Refunded) During the Year:
Interest (net of $17, $18, and $37 capitalized, respectively)	$335	$333	$393
Income taxes, net	(15)	(27)	8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2015	2014	2013
Common Stock:
Beginning of year	$2	$2	$2
Shares issued	—	—	—
Common stock, end of year	2	2	2
Other Paid-in Capital:
Beginning of year	5,617	5,632	5,616
Stock-based compensation activity	(1)	(15)	16
Other paid-in capital, end of year	5,616	5,617	5,632
Retained Earnings:
Beginning of year	1,103	907	1,006
Net income attributable to Ameren common shareholders	630	586	289
Dividends	(402)	(390)	(388)
Retained earnings, end of year	1,331	1,103	907
Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of year	—	—	25
Change in derivative financial instruments	—	—	(21)
Divestiture of derivative financial instruments (Note 16)	—	—	(4)
Derivative financial instruments, end of year	—	—	—
Deferred retirement benefit costs, beginning of year	(9)	3	(33)
Change in deferred retirement benefit costs	6	(12)	29
Divestiture of deferred retirement benefit costs (Note 16)	—	—	7
Deferred retirement benefit costs, end of year	(3)	(9)	3
Total accumulated other comprehensive income (loss), end of year	(3)	(9)	3
Total Ameren Corporation Shareholders’ Equity	$6,946	$6,713	$6,544

Noncontrolling Interests:
Beginning of year	142	142	151
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Divestiture of noncontrolling interest (Note 16)	—	—	(9)
Noncontrolling interests, end of year	142	142	142
Total Equity	$7,088	$6,855	$6,686

Common stock shares at end of year	242.6	242.6	242.6

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Electric	$3,470	$3,388	$3,379
Gas	137	164	161
Other	2	1	1
Total operating revenues	3,609	3,553	3,541
Operating Expenses:
Fuel	878	826	845
Purchased power	111	126	133
Gas purchased for resale	57	82	78
Other operations and maintenance	925	939	909
Provision for Callaway construction and operating license (Note 2)	69	—	—
Depreciation and amortization	492	473	454
Taxes other than income taxes	335	322	319
Total operating expenses	2,867	2,768	2,738
Operating Income	742	785	803
Other Income and Expenses:
Miscellaneous income	52	60	58
Miscellaneous expense	11	12	11
Total other income	41	48	47
Interest Charges	219	211	210
Income Before Income Taxes	564	622	640
Income Taxes	209	229	242
Net Income	355	393	398
Other Comprehensive Income	—	—	—
Comprehensive Income	$355	$393	$398

Net Income	$355	$393	$398
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$352	$390	$395

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$199	$1
Advances to money pool	36	—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $8, respectively)	174	190
Accounts receivable – affiliates	54	65
Unbilled revenue	128	146
Miscellaneous accounts and notes receivable	78	35
Materials and supplies	387	347
Current regulatory assets	89	163
Other current assets	41	43
Total current assets	1,186	990
Property and Plant, Net	11,183	10,867
Investments and Other Assets:
Nuclear decommissioning trust fund	556	549
Regulatory assets	605	695
Other assets	321	373
Total investments and other assets	1,482	1,617
TOTAL ASSETS	$13,851	$13,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$266	$120
Short-term debt	—	97
Accounts and wages payable	417	405
Accounts payable – affiliates	56	56
Taxes accrued	31	32
Interest accrued	59	58
Current regulatory liabilities	28	18
Other current liabilities	120	117
Total current liabilities	977	903
Long-term Debt, Net	3,844	3,861
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,844	2,757
Accumulated deferred investment tax credits	58	61
Regulatory liabilities	1,172	1,147
Asset retirement obligations	612	389
Pension and other postretirement benefits	234	274
Other deferred credits and liabilities	28	30
Total deferred credits and other liabilities	4,948	4,658
Commitments and Contingencies (Notes 2, 10, 14, and 15)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,822	1,569
Preferred stock	80	80
Retained earnings	1,669	1,892
Total shareholders’ equity	4,082	4,052
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,851	$13,474
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$355	$393	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	69	—	—
Depreciation and amortization	476	442	419
Amortization of nuclear fuel	97	81	71
FAC prudence review charges	—	—	26
Amortization of debt issuance costs and premium/discounts	6	7	7
Deferred income taxes and investment tax credits, net	82	245	65
Allowance for equity funds used during construction	(22)	(32)	(31)
Other	2	3	1
Changes in assets and liabilities:
Receivables	72	(10)	(59)
Materials and supplies	(39)	8	45
Accounts and wages payable	3	25	42
Taxes accrued	1	(197)	100
Regulatory assets and liabilities	117	(68)	68
Assets, other	26	52	18
Liabilities, other	4	—	(29)
Pension and other postretirement benefits	(2)	1	2
Net cash provided by operating activities	1,247	950	1,143
Cash Flows From Investing Activities:
Capital expenditures	(622)	(747)	(648)
Nuclear fuel expenditures	(52)	(74)	(45)
Purchases of securities – nuclear decommissioning trust fund	(363)	(405)	(214)
Sales and maturities of securities – nuclear decommissioning trust fund	349	391	196
Money pool advances, net	(36)	—	24
Other	—	(2)	—
Net cash used in investing activities	(724)	(837)	(687)
Cash Flows From Financing Activities:
Dividends on common stock	(575)	(340)	(460)
Return of capital to parent	—	(215)	—
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(97)	97	—
Money pool borrowings, net	—	(105)	105
Redemptions, repurchases, and maturities of long-term debt	(120)	(109)	(249)
Issuances of long-term debt	249	350	—
Capital issuance costs	(3)	(3)	—
Capital contribution from parent	224	215	4
Net cash used in financing activities	(325)	(113)	(603)
Net change in cash and cash equivalents	198	—	(147)
Cash and cash equivalents at beginning of year	1	1	148
Cash and cash equivalents at end of year	$199	$1	$1

Noncash financing activity – capital contribution from parent	$38	$9	$—

Cash Paid (Refunded) During the Year:
Interest (net of $12, $16, and $16 capitalized, respectively)	$212	$203	$212
Income taxes, net	72	215	86
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2015	2014	2013
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,569	1,560	1,556
Capital contribution from parent (Note 1)	253	224	4
Return of capital to parent (Note 1)	—	(215)	—
Other paid-in capital, end of year	1,822	1,569	1,560

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,892	1,842	1,907
Net income	355	393	398
Common stock dividends	(575)	(340)	(460)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,669	1,892	1,842

Total Shareholders’ Equity	$4,082	$4,052	$3,993

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Electric	$1,683	$1,522	$1,461
Gas	783	976	847
Other	—	—	3
Total operating revenues	2,466	2,498	2,311
Operating Expenses:
Purchased power	420	343	380
Gas purchased for resale	358	533	448
Other operations and maintenance	797	771	693
Depreciation and amortization	295	263	243
Taxes other than income taxes	130	138	132
Total operating expenses	2,000	2,048	1,896
Operating Income	466	450	415
Other Income and Expenses:
Miscellaneous income	21	17	10
Miscellaneous expense	12	8	9
Total other income	9	9	1
Interest Charges	131	112	143
Income Before Income Taxes	344	347	273
Income Taxes	127	143	110
Net Income	217	204	163
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income tax benefit of $(2), $(2), and $(2), respectively	(3)	(3)	(3)
Comprehensive Income	$214	$201	$160

Net Income	$217	$204	$163
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$214	$201	$160

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$71	$1
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	204	212
Accounts receivable – affiliates	22	22
Unbilled revenue	111	119
Miscellaneous accounts receivable	19	9
Materials and supplies	151	177
Current regulatory assets	167	129
Other current assets	15	15
Total current assets	760	684
Property and Plant, Net	6,848	6,165
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	771	883
Other assets	113	61
Total investments and other assets	1,295	1,355
TOTAL ASSETS	$8,903	$8,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$129	$—
Short-term debt	—	32
Borrowings from money pool	—	15
Accounts and wages payable	249	207
Accounts payable – affiliates	66	50
Taxes accrued	13	17
Customer deposits	69	77
Mark-to-market derivative liabilities	45	42
Current environmental remediation	28	52
Current regulatory liabilities	39	84
Other current liabilities	114	124
Total current liabilities	752	700
Long-term Debt, Net	2,342	2,224
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,480	1,248
Accumulated deferred investment tax credits	2	3
Regulatory liabilities	732	703
Pension and other postretirement benefits	271	277
Environmental remediation	205	199
Other deferred credits and liabilities	222	189
Total deferred credits and other liabilities	2,912	2,619
Commitments and Contingencies (Notes 2, 14, and 15)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	1,980
Preferred stock	62	62
Retained earnings	825	611
Accumulated other comprehensive income	5	8
Total shareholders’ equity	2,897	2,661
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,903	$8,204

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$217	$204	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292	259	238
Amortization of debt issuance costs and premium/discounts	14	13	15
Deferred income taxes and investment tax credits, net	221	196	104
Other	(14)	(19)	4
Changes in assets and liabilities:
Receivables	16	(13)	50
Materials and supplies	25	(4)	15
Accounts and wages payable	37	7	19
Taxes accrued	(2)	(7)	28
Regulatory assets and liabilities	(26)	(215)	(35)
Assets, other	17	15	5
Liabilities, other	(27)	1	10
Pension and other postretirement benefits	(4)	(6)	(8)
Counterparty collateral, net	(3)	14	43
Net cash provided by operating activities	763	445	651
Cash Flows From Investing Activities:
Capital expenditures	(918)	(835)	(701)
Other	5	7	6
Net cash used in investing activities	(913)	(828)	(695)
Cash Flows From Financing Activities:
Dividends on common stock	—	—	(110)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(32)	32	—
Money pool borrowings, net	(15)	(41)	32
Redemptions, repurchases, and maturities of long-term debt	—	(163)	(150)
Issuances of long-term debt	248	548	278
Capital issuance costs	(3)	(6)	(2)
Capital contribution from parent	25	15	—
Other	—	1	—
Net cash provided by financing activities	220	383	45
Net change in cash and cash equivalents	70	—	1
Cash and cash equivalents at beginning of year	1	1	—
Cash and cash equivalents at end of year	$71	$1	$1

Cash Paid (Refunded) During the Year:
Interest (net of $5, $2, and $4 capitalized, respectively)	$120	$110	$112
Income taxes, net	(113)	(44)	(23)

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2015	2014	2013
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	1,980	1,965	1,965
Capital contribution from parent (Note 1)	25	15	—
Other paid-in capital, end of year	2,005	1,980	1,965

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	611	410	360
Net income	217	204	163
Common stock dividends	—	—	(110)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	825	611	410

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	8	11	14
Change in deferred retirement benefit costs	(3)	(3)	(3)
Deferred retirement benefit costs, end of year	5	8	11
Total accumulated other comprehensive income, end of year	5	8	11

Total Shareholders’ Equity	$2,897	$2,661	$2,448

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS December 31, 2015
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

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri. This area has an estimated population of 2.8 million and includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.2 million customers and natural gas service to 0.1 million customers.

•
Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois. Ameren Illinois was created by the merger of CILCO and IP with and into CIPS in 2010. CIPS was incorporated in Illinois in 1923 and was the successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to portions of central and southern Illinois having an estimated population of 3.1 million in an area of 40,000 square miles. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 0.8 million customers.

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
In December 2013, Ameren completed the divestiture of

New AER to IPH. In January 2014, Medina Valley completed its sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. In addition, in 2013, Ameren abandoned the Meredosia and Hutsonville energy centers upon the completion of the divestiture of New AER to IPH. Ameren is demolishing the Hutsonville energy center and expects to demolish the Meredosia energy center beginning in 2016. As a result of these events, Ameren has segregated New AER’s and the Elgin, Gibson City, Grand Tower, Meredosia, and Hutsonville energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise stated, these notes to the financial statements exclude discontinued operations for all periods presented. See Note 16 – Divestiture Transactions and Discontinued Operations for additional information regarding these transactions.
Ameren's financial statements are prepared on a consolidated basis, and therefore include the accounts of its majority-owned subsidiaries. Ameren Missouri and Ameren Illinois have no subsidiaries and therefore their financial statements are not prepared on a consolidated basis. All intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Regulation
We are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. In addition to the cost recovery mechanisms discussed in the Purchased Gas, Power, and Fuel Rate-adjustment Mechanisms section below, Ameren Missouri and Ameren Illinois have approvals from rate regulators to use other cost recovery mechanisms. Ameren Missouri has a pension and postretirement benefit cost tracker, an uncertain tax positions tracker, a renewable energy standards cost tracker, a solar rebate program tracker, and the MEEIA energy efficiency rider. Ameren Illinois' and ATXI's electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois' electric distribution business participates in the performance-based formula ratemaking process established pursuant to the IEIMA. Ameren Illinois also has an environmental cost rider, an asbestos-related litigation rider, an energy efficiency rider, a QIP rider, a VBA rider, and a bad debt rider. See Note 2 – Rate and Regulatory Matters for additional information on regulatory assets and liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Allowance for Doubtful Accounts Receivable
The allowance for doubtful accounts represents our estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated loss factors to various classes of outstanding receivables, including unbilled revenue. The loss factors used to estimate uncollectible accounts are based upon both historical collections experience and management’s estimate of future collections success given the existing and anticipated future collections environment. Ameren Illinois has a bad debt rider that adjusts rates for net write-offs of customer accounts receivable above or below those being collected in rates.

Materials and Supplies
Materials and supplies are recorded at the lower of cost or market. Cost is determined by the average-cost method. Materials and supplies are capitalized as inventory when purchased and then expensed or capitalized as plant assets when installed, as appropriate. The following table presents a breakdown of materials and supplies for each of the Ameren Companies at December 31, 2015 and 2014:

	Ameren Missouri	Ameren Illinois	Ameren
2015
Fuel(a)	$173	$—	$173
Gas stored underground	10	87	97
Other materials and supplies	204	64	268
Total materials and supplies	$387	$151	$538
2014
Fuel(a)	$134	$—	$134
Gas stored underground	16	111	127
Other materials and supplies	197	66	263
Total materials and supplies	$347	$177	$524

(a)	Consists of coal, oil, and propane.
Purchased Gas, Power and Fuel Rate-adjustment Mechanisms
Ameren Missouri and Ameren Illinois have various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas and electric fuel and purchased power costs without a traditional rate case proceeding. See Note 2 – Rate and Regulatory Matters for the regulatory assets and liabilities recorded at December 31, 2015 and 2014, related to the rate-adjustment mechanisms discussed below.
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
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in 2015, 2014, and 2013 ranged from 3% to 4% of the average depreciable cost.
Allowance for Funds Used During Construction
We capitalize allowance for funds used during construction, or the cost of borrowed funds and the cost of equity funds (preferred and common shareholders’ equity) applicable to rate-regulated construction expenditures, in accordance with the utility industry's accounting practice. Allowance for funds used during construction does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing during construction, and it treats such financing costs in the same manner as construction charges for labor and materials.
Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the annual allowance for funds used during construction rates that were applied to construction projects in 2015, 2014, and 2013:

	2015	2014	2013
Ameren Missouri	7%	7%	8%
Ameren Illinois	6%	2%	8%
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois' carrying amount of goodwill was $411 million at December 31, 2015, and 2014. All of Ameren's and Ameren Illinois' goodwill at December 31, 2015 and 2014, was assigned to the Ameren Illinois reporting unit.
We evaluate goodwill for impairment as of October 31 each year, or more frequently if events and circumstances change that would more likely than not reduce the fair value of the Ameren Illinois reporting unit below its carrying amount. Entities assessing goodwill for impairment have the option of first performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a two-step quantitative test is required. An entity has the option to bypass the qualitative assessment in any period and proceed directly to the first step of the quantitative test, which compares the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its estimated fair value, the entity performs the second step, which requires an assignment of the reporting unit's fair value to the individual assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of goodwill is less than its carrying amount, an impairment loss is recorded.
Ameren and Ameren Illinois elected to bypass the qualitative assessment and completed the first step of the quantitative test as of October 31, 2015. Based on the results, Ameren and Ameren Illinois determined that the estimated fair value of the Ameren Illinois reporting unit significantly exceeded its carrying value as of October 31, 2015, indicating no impairment of Ameren’s or Ameren Illinois’ goodwill. Ameren's and Ameren Illinois' valuation approach is based on a market participant view. It uses a weighted combination of a discounted cash flow analysis and a market multiples analysis. Significant assumptions used in estimating the fair value of the Ameren Illinois reporting unit include discount and growth rates, utility sector market performance and transactions, and projected operating results and cash flows.
The goodwill assigned to the Ameren Illinois reporting unit on the December 31, 2015 balance sheets of Ameren and Ameren Illinois had no accumulated goodwill impairment losses. Ameren and Ameren Illinois will continue to monitor internal and external factors for signs of possible declines in estimated fair value and potential goodwill impairment.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2015 and 2014.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates.

Asset Retirement Obligations
We are required to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to make adjustments to AROs based on changes in the estimated fair values of the obligations. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning costs, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. Ameren and Ameren Missouri have a nuclear decommissioning trust fund for the decommissioning of the Callaway energy center. Asset removal costs accrued by our rate-regulated operations that do not constitute legal obligations are classified as regulatory liabilities. See Note 2 – Rate and Regulatory Matters.
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2015 and 2014:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2013	$366		$3		$369
Liabilities incurred	2		—		2
Liabilities settled	(2)		(a)		(2)
Accretion in 2014(b)	21		(a)		21
Change in estimates(c)	2		4		6
Balance at December 31, 2014	$389		$7	(d)	$396
Liabilities incurred	3		—		3
Liabilities settled	(1)		(1)		(2)
Accretion in 2015(b)	23		(a)		23
Change in estimates(e)	203		(a)		203
Balance at December 31, 2015	$617	(f)	$6	(d)	$623	(f)

(a)	Less than $1 million.

(b)	Accretion expense was recorded as an increase to regulatory assets at Ameren Missouri and Ameren Illinois.

(c)	The ARO increase resulted in a corresponding increase recorded to "Property and Plant, Net." Ameren Illinois changed its fair value estimate for asbestos removal.

(d)	Included in “Other deferred credits and liabilities” on the balance sheet.

(e)
The ARO increase resulted in a corresponding increase recorded to "Property and Plant, Net." Ameren and Ameren Missouri increased their AROs related to the decommissioning of the Callaway energy center by $99 million to reflect the 2015 cost study and funding analysis filed with the MoPSC, the extension of the estimated operating life until 2044, and a reduction in the discount rate assumption. See Note 10 – Callaway Energy Center for additional information. In addition, as a result of new federal regulations, Ameren and Ameren Missouri recorded an increase of $100 million to their AROs associated with CCR storage facilities. See Note 15 – Commitments and Contingencies for additional information. Ameren and Ameren Missouri also increased their AROs by $4 million due to a change in the estimated retirement dates of the Meramec and Rush Island energy centers as a result of the MoPSC's April 2015 electric rate order.

(f)	Balance included $5 million in "Other current liabilities" on the balance sheet as of December 31, 2015.
See Note 16 – Divestiture Transactions and Discontinued Operations for additional information on the AROs related to the abandoned Meredosia and Hutsonville energy centers, which are presented as discontinued operations and therefore not included in the table above.
Noncontrolling Interests
As of December 31, 2015 and 2014, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Operating Revenue
The Ameren Companies record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period.
Ameren Illinois participates in the performance-based formula ratemaking framework pursuant to the IEIMA. In addition, Ameren Illinois' and ATXI's electric transmission delivery service operating revenues are regulated by the FERC. The provisions of the IEIMA and the FERC's electric transmission formula rate framework provide for annual reconciliations of the electric delivery and electric transmission service revenue requirements necessary to reflect the actual recoverable costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. See Note 2 – Rate and Regulatory Matters for information regarding

Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
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
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers certain excise taxes that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri's electric and natural gas businesses and on Ameren Illinois' natural gas business. They are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Gas,” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on customers and are therefore not included in Ameren Illinois' revenues and expenses. The following table presents the excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Gas,” and “Operating Expenses – Taxes other than income taxes” for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Ameren Missouri	$156	$151	$152
Ameren Illinois	57	64	61
Ameren	$213	$215	$213
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
Investment tax credits used on tax returns for prior years have been deferred as a noncurrent liability. The credits are being amortized over the useful lives of the related investment. Deferred income taxes were recorded on the temporary difference represented by the deferred investment tax credits and a corresponding regulatory liability. This recognizes the expected reduction in rates for future lower income taxes associated with the amortization of the investment tax credits. See Note 13 – Income Taxes.
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
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Ameren common shareholders by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing net income attributable to Ameren common shareholders by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 1.0 million, 1.8 million, and 1.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. There were no potentially dilutive securities excluded from the diluted earnings per share calculations for the years ended December 31, 2015, 2014, and 2013.
Capital Contributions and Return of Capital
In 2015, Ameren Missouri and Ameren Illinois received cash capital contributions of $224 million and $25 million, respectively, from Ameren (parent) as a result of the tax allocation agreement. Additionally, as of December 31, 2015, Ameren Missouri accrued a $38 million capital contribution related to the same agreement.
In 2014, Ameren Missouri and Ameren Illinois received cash capital contributions of $215 million and $15 million, respectively, from Ameren (parent) as a result of the tax allocation agreement. Additionally, as of December 31, 2014, Ameren Missouri accrued a $9 million capital contribution related to the same agreement. Also in 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
Supplemental Cash Flow Information
The following table presents additional information regarding Ameren's consolidated statement of cash flows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Cash paid (refunded) during the year:
Interest
Continuing operations(a)	$335	$333	$362
Discontinued operations(b)	—	—	31
	$335	$333	$393

Income taxes, net
Continuing Operations	$(17)	$(41)	$116
Discontinued Operations	2	14	(108)
	$(15)	$(27)	$8

(a)	Net of $17 million, $18 million, and $20 million capitalized, respectively.

(b)	Net of $- million, $- million, and $17 million capitalized, respectively.
See Note 3 – Property and Plant, Net, for information on accrued capital expenditures.
Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative accounting guidance that changes the criteria for recognizing revenue from a contract with a customer. The underlying principle of the guidance is that an entity will recognize revenue for the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities can apply the guidance retrospectively to each reporting period presented or retrospectively by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial position, and disclosures, including their accounting for contributions in aid of construction and similar arrangements, as well as the transition method that they will use to adopt the guidance. In August 2015, the FASB deferred the effective date of this revenue guidance to the first quarter of 2018, with an option for entities to early adopt in the first quarter of 2017. The Ameren Companies do not expect to early adopt this guidance.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative accounting guidance that amends the consolidation analysis for variable interest entities and voting interest entities. The new guidance affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The guidance is effective for the Ameren Companies in the first quarter of 2016, and can be applied retrospectively to each reporting period presented or retrospectively by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing this guidance and do not expect any material impacts to their results of operations, financial position or cash flows.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued authoritative accounting guidance to simplify the presentation of debt issuance costs in the balance sheet. The guidance requires debt issuance costs to be presented as a reduction to the associated debt liability. Previously, debt issuance costs were presented in "Other assets" on the Ameren Companies' balance sheets. The Ameren Companies early adopted this standard in 2015 and applied the guidance retrospectively. At December 31, 2015, debt issuance costs of $43 million, $19 million, and $18 million were presented in "Long-term debt, net" on Ameren's, Ameren Missouri's, and Ameren Illinois' balance sheets, respectively. At December 31, 2014, debt issuance costs of $35 million, $18 million, and $17 million previously presented in "Other assets" on Ameren's, Ameren Missouri's, and Ameren Illinois' respective balance sheets were reclassified to Long-term debt, net" for comparative purposes. See Note 5 – Long-Term Debt and Equity Financings for additional information. The implementation of this authoritative accounting guidance did not affect the Ameren Companies' results of operations or cash flows.

Balance Sheet Classification of Deferred Income Taxes
In November 2015, the FASB issued authoritative accounting guidance to simplify the presentation of deferred income taxes in the balance sheet. The guidance requires all deferred tax assets and liabilities, along with any related valuation allowances, to be classified as noncurrent on the balance sheet. Previously, the current portion of deferred taxes was presented as "Current accumulated deferred income taxes, net" and the noncurrent portion of deferred taxes was presented as "Accumulated deferred income taxes, net" on the Ameren Companies' balance sheets. The Ameren Companies early adopted this standard in 2015 and applied the guidance retrospectively. At December 31, 2014, the current deferred income taxes of $352 million, $49 million, and $160 million, which were previously presented as "Current accumulated deferred income taxes, net" on Ameren's, Ameren Missouri's, and Ameren Illinois' respective balance sheets, were reclassified and presented in "Accumulated deferred income taxes, net" for comparative purposes. The implementation of this authoritative accounting guidance did not affect the Ameren Companies' results of operations or cash flows.
Leases
In February 2016, the FASB issued authoritative accounting guidance that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Ameren Companies in the first quarter of 2019, and includes an option for entities to early adopt. The guidance requires a retrospective cumulative adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial position, cash flows and disclosures.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Missouri
2015 Electric Rate Order
In April 2015, the MoPSC issued an order approving a $122 million increase in Ameren Missouri’s annual revenues for electric service, including $109 million related to the increase in net energy costs above those included in base rates previously authorized by the MoPSC. The revenue increase was based on a 9.53% return on common equity, a capital structure composed of 51.8% common equity, and a rate base of $7.0 billion to reflect investments through December 31, 2014. Rate changes consistent with the order became effective on May 30, 2015.
The order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. The order did not approve the continued use of the regulatory tracking mechanisms for storm costs or for vegetation management and infrastructure inspection costs. These changes to Ameren Missouri’s recovery mechanisms are expected to contribute to regulatory lag. The order did approve the continued use of the regulatory tracking mechanisms for pension and other postretirement benefits, renewable energy standard costs, solar rebates, and uncertain tax positions that the MoPSC authorized in prior electric rate orders.
In addition, the order approved a reduction to Noranda’s electric rates with an offsetting increase in electric rates for Ameren Missouri’s other customers. The rate shift is designed to be revenue neutral for Ameren Missouri. In June 2015, Ameren Missouri filed an appeal with the Missouri Court of Appeals, Western District, concerning the reduction to Noranda’s electric rates included in the MoPSC’s order. In February 2016, Ameren Missouri withdrew its appeal.
MEEIA
The MEEIA established a regulatory framework that, among other things, requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Missouri does not have a law mandating energy efficiency programs.
In August 2012, the MoPSC approved Ameren Missouri’s customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015. From 2013 through 2015, Ameren Missouri invested $134 million in customer energy efficiency programs and realized $174 million of net shared benefits. The MoPSC also established a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceeded those goals.
In June 2015, the MoPSC staff filed a complaint case with the MoPSC regarding the method and inputs used in calculating the performance incentive for 2014 and 2015. In November 2015, the MoPSC issued an order that adopted the MoPSC staff’s method and inputs used in calculating the performance incentive for 2014 and 2015. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. If the Missouri Court of Appeals upholds the MoPSC order, the performance incentive awarded from the 2014 and 2015 MEEIA programs will be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. Ameren Missouri has not recorded revenues associated with the performance incentive for any of the MEEIA program years. Ameren Missouri believes that it will ultimately be found to have exceeded 100% of the customer energy efficiency goals, and it therefore expects to recognize revenues of at least $19 million in 2016.
In February 2016, the MoPSC issued an order approving Ameren Missouri's March 2016 to February 2019 MEEIA plan which included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, the throughput disincentive, and a performance incentive from customers. The throughput disincentive recovery will replace the net shared benefits that were collected under the 2013 through 2015 MEEIA plan. The MEEIA rider will allow Ameren Missouri to collect the throughput disincentive without a traditional rate proceeding, until such time as lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates will be based upon both forecasted program costs and throughput disincentive which will be annually reconciled to actual results. Beginning in March 2016, Ameren Missouri intends to invest $158 million over the three-year period in customer energy efficiency programs. In addition, similar to the MEEIA plan that ended in December 2015, the MoPSC's order approved a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $27 million if 100% of the goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri's energy savings exceed those goals. Ameren Missouri must achieve at least 25% of its energy efficiency goals before it earns a performance incentive.
Noranda
Ameren Missouri supplies electricity to Noranda’s aluminum smelter located in southeast Missouri under a long-term power supply agreement. In May 2015, Ameren Missouri notified Noranda of its intent to terminate the agreement effective June 1, 2020. If Ameren Missouri wants to cease providing electricity to Noranda following the termination date, Ameren Missouri would also be required to obtain approval from the MoPSC.
On January 8, 2016, Noranda announced that production had been idled at two of its three pot lines at the smelter following an electric supply circuit failure on assets not owned by Ameren Missouri. On January 13, 2016, Noranda announced that the smelter’s “remaining operations will be curtailed on or before March 12, 2016, unless [Noranda] is able to secure a substantially more sustainable power rate for the smelter and materially improve [Noranda’s] overall liquidity.” Ameren Missouri has been working with Noranda, legislators and other stakeholders on a potential legislative solution to support Noranda’s operations.
In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the smelter using approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity. Ameren Missouri’s rates, including those for Noranda, are seasonal. Noranda’s summer base rate (June through September) is $45.78 per megawatthour and its winter base rate (October through May) is $31.11 per megawatthour.
In 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates. As a result, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to accurately reflect Noranda’s actual sales volumes. In light of the Noranda announcements described above, Ameren Missouri expects to employ a provision in its FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced tariff sales to Noranda. The current market price of electricity is less than Noranda’s electric rate, and Ameren Missouri expects market prices to remain below Noranda’s electric rate during 2016. Accordingly, this FAC provision would not enable Ameren Missouri to fully recover its revenue requirement under current market conditions.
Although Ameren Missouri has not decided when to file its next electric rate case, on January 11, 2016, Ameren Missouri filed a notice with the MoPSC, that would enable Ameren Missouri to file a rate case after 60 days. Ameren Missouri expects to file a rate case in 2016 and expects the resulting new rates to reflect Noranda’s actual sales volumes which would prospectively eliminate the impact of the current revenue shortfall. The rate case would take place over a period of up to 11 months from the date of filing. Ameren Missouri may seek recovery of lost revenues in a filing with the MoPSC for certain costs incurred but not contemporaneously recovered as a result of Noranda's reduced operations. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate regulatory and legislative options that might mitigate adverse financial impacts. The reduction in Noranda’s sales volumes will adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity until customer rates are adjusted in a future rate case.
On February 8, 2016, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In the filing, Noranda reaffirmed that the remaining pot line will continue to operate at the smelter until March 2016, at which time operation of the line will be curtailed. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow. For utility service through February 8, 2016, Noranda had prepaid an amount to Ameren Missouri in excess of its utility service usage. Ameren Missouri expects to be paid in full for utility services provided after February 8, 2016.

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
Illinois
IEIMA
Under the provisions of the IEIMA's performance-based formula rate-making framework, which currently extends through 2019, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of December 31, 2015, Ameren Illinois had recorded regulatory assets of $62 million and $103 million, including interest, to reflect its expected 2015 and the 2014 approved revenue requirement reconciliation adjustments, respectively. As of December 31, 2014, Ameren Illinois had recorded a $65 million regulatory asset to reflect its approved 2013 revenue requirement reconciliation adjustment, which was collected, with interest, from customers during 2015.
In December 2015, the ICC issued an order in Ameren Illinois’ annual update filing approving a $106 million increase in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2016. This update reflects an increase to the annual formula rate based on 2014 actual recoverable costs and expected net plant additions for 2015, an increase to include the 2014 revenue requirement reconciliation adjustment, which was recorded as a regulatory asset at December 31, 2015, and a decrease for the conclusion of the 2013 revenue requirement reconciliation adjustment, which was fully collected from customers in 2015.
In December 2013, the ICC issued an order that disallowed, in part, the recovery from customers of the debt premium costs paid by Ameren Illinois for a tender offer in August 2012 to repurchase outstanding senior secured notes. As a result of the ICC order, in 2013, Ameren and Ameren Illinois each recorded a pretax charge to earnings of $15 million relating to the partial disallowance of the debt premium costs. In December 2014, the ICC issued an order that allowed partial recovery from customers of the previously disallowed debt premium costs. Accordingly, in 2014, Ameren and Ameren Illinois each recorded a pretax increase to earnings of $11 million to reflect the partial recovery of the debt premium costs. Ameren and Ameren Illinois recorded the effects of the 2013 and 2014 orders to "Interest charges" with a corresponding offset to "Regulatory assets."
2015 Natural Gas Delivery Service Rate Order
In December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service of $45 million. The revenue increase was based on a 9.6% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.2 billion. The rate order was based on a 2016 future test year. The rate changes were in effect in January 2016. In addition, the rate order approved the VBA for residential and small nonresidential customers beginning in 2016.
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
In July 2015, the FERC approved a settlement agreement between Ameren Illinois and the affected customers. The settlement agreement required Ameren Illinois to make refunds and payments of $8 million to electric transmission customers, all of which was paid in 2015. The settlement agreement also required Ameren Illinois to take other actions, such as reducing common equity for electric transmission ratemaking purposes on a prospective basis. The transmission rates that became effective on January 1, 2016, reflect these adjustments.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case

with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In December 2015, an administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32% and would require customer refunds to be issued for the 15-month period ending February 2015. The allowed base return on common equity in the initial decision was based on multiple inputs, including observable market data for the six months ended June 30, 2015. The FERC is expected to issue a final order on the November 2013 complaint case by October 2016.
As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff to 8.67%. The initial decision from an administrative law judge in the February 2015 complaint case, which will subsequently require FERC approval, is expected to be issued by June 2016.
On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Beginning with its January 6, 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases discussed above.
As of December 31, 2015, Ameren and Ameren Illinois had current regulatory liabilities of $45 million and $32 million, respectively, representing their estimates of the potential refunds from the November 12, 2013 refund effective date through December 31, 2015. Ameren and Ameren Illinois recorded liabilities to reflect the allowed base return on common equity in the initial decision for the November 2013 complaint case refund period, and the observable market data for the six months ended December 31, 2015, for the February 2015 complaint case refund period. Ameren’s and Ameren Illinois’ liabilities also reflect the January 6, 2015 incentive adder discussed above. Ameren Missouri did not record a liability as of December 31, 2015, and it does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a second nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a second nuclear unit at its existing Callaway site, and the NRC suspended review of the COL application. Prior to suspending its efforts, Ameren Missouri had capitalized $69 million related to the project. Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site. As a result of this decision, in the second quarter of 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized COL costs. Ameren Missouri has withdrawn its COL application with the NRC.

Regulatory Assets and Liabilities
In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, we defer certain costs as regulatory assets pursuant to actions of regulators or because we expect to recover such costs in rates charged to customers. We may also defer certain amounts as regulatory liabilities because of actions of regulators or because we expect that such amounts will be returned to customers in future rates. The following table presents our regulatory assets and regulatory liabilities at December 31, 2015 and 2014:

	2015			2014
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Current regulatory assets:
Under-recovered FAC(a)(b)	$37	$—	$37	$128	$—	$128
Under-recovered Illinois electric power costs(c)	—	3	3	—	2	2
Under-recovered PGA(c)	—	8	8	—	20	20
MTM derivative losses(d)	29	45	74	32	42	74
Energy efficiency riders(e)	23	—	23	3	—	3
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	103	103	—	65	65
FERC revenue requirement reconciliation adjustment(a)(g)	—	8	12	—	—	3
Total current regulatory assets	$89	$167	$260	$163	$129	$295
Noncurrent regulatory assets:
Pension and postretirement benefit costs(h)	$95	$202	$297	$148	$275	$423
Income taxes(i)	254	4	258	253	3	256
Asset retirement obligations(j)	—	4	4	—	5	5
Callaway costs(a)(k)	32	—	32	36	—	36
Unamortized loss on reacquired debt(a)(l)	69	69	138	72	80	152
Contaminated facilities costs(m)	—	230	230	—	251	251
MTM derivative losses(d)	15	175	190	14	144	158
Storm costs(a)(n)	—	9	9	—	3	3
Demand-side costs before the MEEIA implementation(a)(o)	31	—	31	44	—	44
Workers’ compensation claims(p)	6	7	13	7	7	14
Credit facilities fees(q)	4	—	4	5	—	5
Construction accounting for pollution control equipment(a)(r)	20	—	20	21	—	21
Solar rebate program(a)(s)	74	—	74	88	—	88
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	62	62	—	101	101
FERC revenue requirement reconciliation adjustment(a)(g)	—	5	11	—	8	12
Other	5	4	9	7	6	13
Total noncurrent regulatory assets	$605	$771	$1,382	$695	$883	$1,582
Current regulatory liabilities:
Over-recovered FAC(b)	$9	$—	$9	$—	$—	$—
Over-recovered Illinois electric power costs(c)	—	6	6	—	26	26
Over-recovered PGA(c)	3	—	3	2	25	27
MTM derivative gains(d)	16	1	17	16	1	17
FERC revenue requirement reconciliation adjustment(g)	—	—	—	—	11	11
Estimated refund for FERC complaint cases, orders, and audit findings(t)	—	32	45	—	21	25
Total current regulatory liabilities	$28	$39	$80	$18	$84	$106
Noncurrent regulatory liabilities:
Income taxes(u)	$36	$6	$42	$41	$14	$55
Uncertain tax positions tracker(v)	6	—	6	7	—	7
Removal costs(w)	933	671	1,605	886	643	1,529
Asset retirement obligation(j)	167	—	167	182	—	182
Bad debt riders(x)	—	6	6	—	7	7
Pension and postretirement benefit costs tracker(y)	19	—	19	24	—	24
Energy efficiency riders(e)	—	36	36	—	39	39
Renewable energy credits(z)	—	12	12	1	—	1
Storm tracker(aa)	9	—	9	6	—	6
Other	2	1	3	—	—	—
Total noncurrent regulatory liabilities	$1,172	$732	$1,905	$1,147	$703	$1,850

(a)	These assets earn a return.

(b)
Under-recovered or over-recovered fuel costs to be recovered or refunded through the FAC. Specific accumulation periods aggregate the under-recovered or over-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from or refund to customers that occurs over the next eight months.

(c)	Under-recovered or over-recovered costs from utility customers. Amounts will be recovered from, or refunded to, customers within one year of the deferral.

(d)	Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.

(e)
The Ameren Missouri balance relates to the MEEIA. Beginning in January 2014, the MEEIA rider allowed Ameren Missouri to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its net shared benefits. Under the MEEIA rider, collections from or refunds to customers occur one year after the program costs and lost revenues are incurred. The Ameren Illinois balance relates to a regulatory tracking mechanism to recover its electric and natural gas costs associated with developing, implementing, and evaluating customer energy efficiency and demand response programs. Any under-recovery or over-recovery will be collected from or refunded to customers over the 12 months following the plan year.

(f)
The difference between Ameren Illinois' annual revenue requirement calculated under the IEIMA's performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Subject to ICC approval, these amounts will be collected from or refunded to customers with interest within two years.

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

(j)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations and Investments.

(k)
Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the energy center's original operating license through 2024.

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

(n)	Storm costs from 2013 and 2015 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in 2013 and 2015, respectively.

(o)
Demand-side costs incurred prior to implementation of the MEEIA in 2013, including the costs of developing, implementing, and evaluating customer energy efficiency and demand response programs. Costs incurred from May 2008 through September 2008 are being amortized over a 10-year period that began in March 2009. Costs incurred from October 2008 through December 2009 are being amortized until May 2017. Costs incurred from January 2010 through February 2011 are being amortized over a six-year period that began in August 2011. Costs incurred from March 2011 through July 2012 are being amortized over a six-year period that began in January 2013. Costs incurred from August 2012 through December 2012 are being amortized over a six-year period that began in June 2015.

(p)	The period of recovery will depend on the timing of actual expenditures.

(q)
Ameren Missouri’s costs incurred to enter into and maintain the Missouri Credit Agreement. Additional costs were incurred in December 2014 to amend and restate the Missouri Credit Agreement. These costs are being amortized over the life of the credit facility, ending in December 2019, to construction work in progress, which will be depreciated when assets are placed into service.

(r)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux energy center, which is currently through 2033.

(s)
Costs associated with Ameren Missouri's solar rebate program beginning in August 2012 to fulfill its renewable energy portfolio requirement. These costs are being amortized over three years, beginning in June 2015.

(t)	Estimated refunds to transmission customers related to FERC orders. See Ameren Illinois Electric Transmission Rate Refund and FERC Complaint Cases above.

(u)
Unamortized portion of investment tax credits and reductions to deferred tax liabilities recorded at rates in excess of current statutory rates. The unamortized portion of investment tax credits and the reduction to deferred tax liabilities are being amortized over the expected life of the underlying assets.

(v)	The tracker is amortized over three years, beginning from the date the amounts are included in rates. See Note 13 – Income Taxes for additional information.

(w)	Estimated funds collected for the eventual dismantling and removal of plant from service, net of salvage value, upon retirement related to our rate-regulated operations.

(x)
A regulatory tracking mechanism for the difference between the level of bad debt incurred by Ameren Illinois under GAAP and the level of such costs included in electric and natural gas rates. The over-recovery relating to 2013 was refunded to customers from June 2014 through May 2015. The over-recovery relating to 2014 will be refunded to customers from June 2015 through May 2016. The over-recovery relating to 2015 will be refunded to customers from June 2016 through May 2017.

(y)
A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. For periods prior to December 2014, the MoPSC's April 2015 electric rate order directed the amortization to occur over three to five years, beginning in June 2015. For periods after December 2014, the amortization period will be determined in a future electric rate case.

(z)
The Ameren Missouri balance includes the costs of renewable energy credits to fulfill Ameren Missouri's renewable energy portfolio requirement from August 2012 through December 2013, which were less than the amount included in rates. These costs are being amortized over three years beginning in June 2015. The Ameren Illinois balance includes funds collected from customers for the purchase of renewable energy credits through IPA procurements for distributed generation. The balance will be amortized as renewable energy credits are purchased.

(aa)
A regulatory tracking mechanism at Ameren Missouri for the difference between the level of storm costs incurred in a particular year and the level of such costs included in rates. For periods prior to December 2014, the MoPSC's April 2015 electric rate order directed the amortization to occur over five years, beginning in June 2015. For periods after December 2014, the amortization period will be determined in a future electric rate case. The April 2015 MoPSC order did not approve the continued use of the regulatory tracking mechanisms for storm costs.

Ameren, Ameren Missouri, and Ameren Illinois continually assess the recoverability of their regulatory assets. Under current accounting standards, regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that payments of regulatory liabilities are no longer probable, the amounts are credited to earnings.

NOTE 3 – PROPERTY AND PLANT, NET
The following table presents property and plant, net, for each of the Ameren Companies at December 31, 2015 and 2014:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2015
Property and plant, at original cost:
Electric	$17,521	$7,253	$387	$25,161
Natural gas	445	1,997	—	2,442
	17,966	9,250	387	27,603
Less: Accumulated depreciation and amortization	7,460	2,632	255	10,347
	10,506	6,618	132	17,256
Construction work in progress:
Nuclear fuel in process	275	—	—	275
Other	402	230	636	1,268
Property and plant, net	$11,183	$6,848	$768	$18,799
2014
Property and plant, at original cost:
Electric	$17,052	$6,517	$344	$23,913
Natural gas	431	1,854	—	2,285
	17,483	8,371	344	26,198
Less: Accumulated depreciation and amortization	7,086	2,422	251	9,759
	10,397	5,949	93	16,439
Construction work in progress:
Nuclear fuel in process	209	—	—	209
Other	261	216	299	776
Property and plant, net	$10,867	$6,165	$392	$17,424

(a)
Amounts in Ameren and Ameren Missouri include two CTs under separate capital lease agreements. The gross cumulative asset value of those agreements was $233 million at December 31, 2015 and 2014. The total accumulated depreciation associated with the two CTs was $72 million and $66 million at December 31, 2015 and 2014, respectively. In addition, Ameren Missouri has investments in debt securities, which were classified as held-to-maturity and recorded in "Other assets", related to the two CTs from the city of Bowling Green and Audrain County. As of December 31, 2015 and 2014, the carrying value of these debt securities was $288 million and $294 million, respectively.

The following table provides accrued capital and nuclear fuel expenditures at December 31, 2015, 2014, and 2013, which represent noncash investing activity excluded from the accompanying statements of cash flows:

	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures:
2015	$235	$85	$92
2014	181	72	59
2013	175	74	86
Accrued nuclear fuel expenditures:
2015	16	16	(b)
2014	13	13	(b)
2013	8	8	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.

Credit Agreements
The Credit Agreements provide a total of $2.1 billion of credit through their December 2019 maturity date. The facilities include 24 international, national, and regional lenders, with no single lender providing more than $115 million of credit in aggregate.

The obligations of each borrower under the respective Credit Agreements to which it is a party are several and not joint. Except under limited circumstances relating to expenses and indemnities, the obligations of Ameren Missouri and Ameren Illinois under the respective Credit Agreements are not guaranteed by Ameren or any other subsidiary of Ameren. The following table presents the maximum aggregate amount available to each borrower under each facility which will expire in December 2019 (the amount being each borrower's "Borrowing Sublimit"):

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
Ameren has the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $1.2 billion for the Missouri Credit Agreement and $1.3 billion for the Illinois Credit Agreement. The principal amount of each revolving loan owed by a borrower under any of the Credit Agreements to which it is a party will be due and payable no later than the maturity date of such Credit Agreement. The principal amount of each revolving loan owed by Ameren Missouri or Ameren Illinois under the applicable Credit Agreement will be due and payable no later than the earlier of the maturity date or 364 days after the date of such loan. The Credit Agreements are currently scheduled to mature in December 2019, but the maturity date may be extended once or twice for additional one-year periods upon mutual consent of the borrowers and lenders.
The obligations of all borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower's long-term unsecured credit ratings or, if no such ratings are in effect, the borrower's corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.1 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term intercompany loan arrangements, or for paying fees and expenses incurred in connection with the Credit Agreements. Both of the Credit Agreements are available to Ameren to support issuances under Ameren's commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)'s, Ameren Missouri's and Ameren Illinois' commercial paper programs, respectively. As of December 31, 2015, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.8 billion.
Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the Credit Agreements for the years ended December 31, 2015 and 2014.
Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)'s, Ameren Missouri's and Ameren Illinois' commercial paper programs, for the years ended December 31, 2015 and 2014:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2015
Average daily commercial paper outstanding	$721	$42	$4	$767
Outstanding borrowings at period-end	301	—	—	301
Weighted-average interest rate	0.57%	0.50%	0.44%	0.55%
Peak commercial paper during period(a)	$874	$294	$48	$1,108
Peak interest rate	0.91%	0.60%	0.60%	0.91%
2014
Average daily commercial paper outstanding	$423	$110	$165	$639
Outstanding borrowings at period-end	585	97	32	714
Weighted-average interest rate	0.36%	0.38%	0.32%	0.36%
Peak commercial paper during period(a)	$625	$495	$300	$910
Peak interest rate	0.75%	0.70%	0.60%	0.75%

(a)
The timing of peak commercial paper issuances varies by company, and therefore the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

Indebtedness Provisions and Other Covenants
The information below is a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants.
The Credit Agreements contain conditions for borrowings and issuances of letters of credit. These include the absence of default or unmatured default, material accuracy of representations and warranties (excluding any representation after the closing date as to the absence of material adverse change and material litigation, and the absence of any notice of violation, liability, or requirement under any environmental laws that could have a material adverse effect), and obtainment of required regulatory authorizations. In addition, it is a condition for any Ameren Illinois borrowing that, at the time of and after giving effect to such borrowing, Ameren Illinois not be in violation of any limitation on its ability to incur unsecured indebtedness contained in its articles of incorporation.
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2015, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 51%, 49%, and 47%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the Illinois Credit Agreement and, by virtue of the cross-default provisions of the Missouri Credit Agreement, under the Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1.0. However, the interest coverage requirement applies only at such times as Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody's or BBB- from S&P. As of December 31, 2015, Ameren exceeded the rating requirements; therefore, the interest coverage requirement was not applicable. Any failure by a borrower to satisfy a financial covenant constitutes an immediate default under the applicable Credit Agreement.
The Credit Agreements contain default provisions that apply separately to each borrower; provided, however, that a default of Ameren Missouri or Ameren Illinois under the applicable Credit Agreement is also deemed to constitute a default of Ameren under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $75 million in the aggregate (including under the other Credit Agreement). However, under the default provisions of the Credit Agreements, any default of Ameren under any Credit Agreement that results solely from a default of Ameren Missouri or Ameren Illinois thereunder does not result in a cross-default of Ameren under the other Credit Agreement. Further, the Credit Agreement default provisions provide that an Ameren default under any of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Ameren Companies' credit agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of their credit agreements at December 31, 2015.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the money pool for the year ended December 31, 2015, was 0.11% (2014 – 0.19%).
See Note 14 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the years ended December 31, 2015, 2014, and 2013.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, for the Ameren Companies as of December 31, 2015 and 2014:

	2015	2014
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$350	$—
3.65% Senior unsecured notes due 2026	350	—
Total long-term debt, gross	700	—
Less: Unamortized debt issuance costs(a)	(6)	—
Long-term debt, net	$694	$—
Ameren Missouri:
Senior secured notes:(b)
4.75% Senior secured notes due 2015	—	114
5.40% Senior secured notes due 2016	260	260
6.40% Senior secured notes due 2017	425	425
6.00% Senior secured notes due 2018(c)	179	179
5.10% Senior secured notes due 2018	199	199
6.70% Senior secured notes due 2019(c)	329	329
5.10% Senior secured notes due 2019	244	244
5.00% Senior secured notes due 2020	85	85
3.50% Senior secured notes due 2024	350	350
5.50% Senior secured notes due 2034	184	184
5.30% Senior secured notes due 2037	300	300
8.45% Senior secured notes due 2039(c)	350	350
3.90% Senior secured notes due 2042(c)	485	485
3.65% Senior secured notes due 2045	250	—
Environmental improvement and pollution control revenue bonds:
1992 Series due 2022(d)(e)	47	47
1993 5.45% Series due 2028(f)	(f)	(f)
1998 Series A due 2033(d)(e)	60	60
1998 Series B due 2033(d)(e)	50	50
1998 Series C due 2033(d)(e)	50	50
Capital lease obligations:
City of Bowling Green capital lease (Peno Creek CT) due 2022	48	54
Audrain County capital lease (Audrain County CT) due 2023	240	240
Total long-term debt, gross	4,135	4,005
Less: Unamortized discount and premium	(6)	(6)
Less: Unamortized debt issuance costs(a)	(19)	(18)
Less: Maturities due within one year	(266)	(120)
Long-term debt, net	$3,844	$3,861

	2015	2014
Ameren Illinois:
Senior secured notes:
6.20% Senior secured notes due 2016(g)	$54	$54
6.25% Senior secured notes due 2016(h)	75	75
6.125% Senior secured notes due 2017(h)(i)	250	250
6.25% Senior secured notes due 2018(h)(i)	144	144
9.75% Senior secured notes due 2018(h)(i)	313	313
2.70% Senior secured notes due 2022(h)(i)	400	400
3.25% Senior secured notes due 2025(h)	300	300
6.125% Senior secured notes due 2028(h)	60	60
6.70% Senior secured notes due 2036(h)	61	61
6.70% Senior secured notes due 2036(g)	42	42
4.80% Senior secured notes due 2043(h)	280	280
4.30% Senior secured notes due 2044(h)	250	250
4.15% Senior secured notes due 2046(h)	250	—
Environmental improvement and pollution control revenue bonds:
5.90% Series 1993 due 2023(j)	(j)	(j)
5.70% 1994A Series due 2024(k)	(k)	(k)
1993 Series B-1 due 2028(e)(l)	17	17
Total long-term debt, gross	2,496	2,246
Less: Unamortized discount and premium	(7)	(5)
Less: Unamortized debt issuance costs(a)	(18)	(17)
Less: Maturities due within one year	(129)	—
Long-term debt, net	$2,342	$2,224
Ameren consolidated long-term debt, net	$6,880	$6,085

(a)	Reflects the adoption of the new authoritative accounting guidance for the presentation of debt issuance costs. See Note 1 – Summary of Significant Accounting Policies for additional information.

(b)
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

(c)
Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 6.70% senior secured notes due 2019, 6.00% senior secured notes due 2018 and 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.

(d)
These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri's senior secured notes. The bonds are also backed by an insurance guarantee policy.

(e)
The interest rates, and the periods during which such rates apply, vary depending on our selection of defined rate modes. Maximum interest rates could reach 18% depending on the series of bonds. The bonds are callable at 100% of par value. The average interest rates for 2015 and 2014 were as follows:

	2015	2014
Ameren Missouri 1992 Series due 2022	0.06%	0.10%
Ameren Missouri 1998 Series A due 2033	0.24%	0.26%
Ameren Missouri 1998 Series B due 2033	0.24%	0.27%
Ameren Missouri 1998 Series C due 2033	0.24%	0.26%
Ameren Illinois 1993 Series B-1 due 2028	0.49%	0.21%

(f)
These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage bond indenture and are secured by substantially all Ameren Missouri property and franchises. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(g)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the CILCO mortgage indenture. The notes have a fall-away lien provision, and Ameren Illinois could cause these notes to become unsecured at any time by redeeming the pollution control bonds 5.90% Series 1993 due 2023 (of which less than $1 million remains outstanding).

(h)
These notes are collaterally secured by mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under the Ameren Illinois mortgage indenture remain outstanding. Redemption, purchase, or maturity of all mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the Ameren Illinois senior secured notes currently outstanding, we do not expect the mortgage bond lien protection associated with these notes to fall away until 2024.

(i)
Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur, and so long as any of the 9.75% senior secured notes due 2018, 6.25% senior secured notes due 2018 and 6.125% senior secured notes due 2017 are outstanding, Ameren Illinois will not optionally redeem, purchase or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions; therefore, a release date will not occur so long as any of these notes remain outstanding.

(j)
These bonds are first mortgage bonds issued by Ameren Illinois under the CILCO mortgage indenture. They are secured by substantially all property of the former CILCO. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(k)
These bonds are mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The bonds are callable at 100% of par value. The bonds are also backed by an insurance guarantee policy. Less than $1 million principal amount of the bonds remains outstanding.

(l)	The bonds are callable at 100% of par value.
The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2015:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	Ameren Consolidated
2016	$—	$266	$129	$395
2017	—	431	250	681
2018	—	383	457	840
2019	—	581	—	581
2020	350	92	—	442
Thereafter	350	2,382	1,660	4,392
Total	$700	$4,135	$2,496	$7,331

(a)	Excludes unamortized discount and premium and debt issuance costs of $6 million, $25 million, and $25 million at Ameren (parent), Ameren Missouri, and Ameren Illinois, respectively.
All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren's subsidiaries was included in "Noncontrolling Interests" on Ameren's consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2015 and 2014:

		Redemption Price(per share)		2015	2014
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has

2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.

Ameren
In November 2015, Ameren (parent) issued $350 million of 2.70% senior unsecured notes due November 15, 2020, with interest payable semiannually on May 15 and November 15 of each year, beginning May 15, 2016. Ameren (parent) received proceeds of $348 million, which were used to repay a portion of short-term debt.
In November 2015, Ameren (parent) issued $350 million of 3.65% senior unsecured notes due February 15, 2026, with interest payable semiannually on February 15 and August 15 of each year, beginning February 15, 2016. Ameren (parent) received proceeds of $347 million, which were used to repay a portion of short-term debt.
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
From 2013 through 2015, Ameren shares for its DRPlus and its 401(k) plans were purchased in the open market.

Ameren Missouri
In February 2016, $260 million principal amount of Ameren Missouri's 5.40% senior secured notes matured and were repaid with cash on hand and commercial paper borrowings.
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
For information on Ameren Missouri's capital contributions and return of capital, refer to Capital Contributions and Return of Capital in Note 1 – Summary of Significant Accounting Policies.
Ameren Illinois
In December 2015, Ameren Illinois issued $250 million of 4.15% senior secured notes due March 15, 2046, with interest payable semiannually on March 15 and September 15, beginning March 15, 2016. Ameren Illinois received proceeds of $245 million, which were used to repay a portion of its short-term debt.
In January 2014, Ameren Illinois redeemed the following environmental improvement and pollution control revenue bonds at par value plus accrued interest:

Senior Secured Notes	Principal Amount
5.90% Series 1993 due 2023(a)	$32
5.70% 1994A Series due 2024(a)	36
1993 Series C-1 5.95% due 2026	35
1993 Series C-2 5.70% due 2026	8
5.40% 1998A Series due 2028	19
5.40% 1998B Series due 2028	33
Total amount redeemed	$163

(a)	Less than $1 million principal amount of the bonds remains outstanding after redemption.

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
For information on Ameren Illinois' capital contributions, refer to Capital Contributions and Return of Capital in Note 1 – Summary of Significant Accounting Policies.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2015, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	3.8	$3,385		>2.5	104.0	$2,315
Ameren Illinois	>2.0	6.3	3,566	(d)	>1.5	2.6	203	(e)

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

(d)
Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture. The amount of bonds issuable by Ameren Illinois is also subject to the lien restrictions contained in the Illinois Credit Agreement.

(e)	Preferred stock issuable is restricted by the amount of preferred stock that is currently authorized by Ameren Illinois' articles of incorporation.

Ameren's indenture does not require Ameren to comply with any quantitative financial covenants. The indenture does, however, include certain cross-default provisions. Specifically, either (1) the failure by Ameren to pay when due and upon expiration of any applicable grace period any portion of any Ameren indebtedness in excess of $25 million, or (2) the acceleration upon default of the maturity of any Ameren indebtedness in excess of $25 million under any indebtedness agreement, including borrowings under the Credit Agreements or the Ameren commercial paper program, constitutes a default under the indenture, unless such past due or accelerated debt is discharged or the acceleration is rescinded or annulled within a specified period.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2015, Ameren Illinois’ ratio of common stock equity to total capitalization was 51%.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2015, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 6 – OTHER INCOME AND EXPENSES
The following table presents the components of "Other Income and Expenses" in the Ameren Companies’ statements of income (loss) for the years ended December 31, 2015, 2014, and 2013:

	2015	2014		2013
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$30	$34		$37
Interest income on industrial development revenue bonds	27	27		27
Interest income (b)	14	10		3
Other	3	8	(c)	2
Total miscellaneous income	$74	$79		$69
Miscellaneous expense:
Donations	$15	$10		$12
Other	15	12		14
Total miscellaneous expense	$30	$22		$26
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$22	$32		$31
Interest income on industrial development revenue bonds	27	27		27
Interest income	1	1		—
Other	2	—		—
Total miscellaneous income	$52	$60		$58
Miscellaneous expense:
Donations	$5	$6		$4
Other	6	6		7
Total miscellaneous expense	$11	$12		$11
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$8	$2		$6
Interest income (b)	12	7		2
Other	1	8	(c)	2
Total miscellaneous income	$21	$17		$10
Miscellaneous expense:
Donations	$5	$4		$4
Other	7	4		5
Total miscellaneous expense	$12	$8		$9

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes Ameren Illinois' interest income on the IEIMA revenue requirement reconciliation adjustment regulatory assets.

(c)	Includes Ameren Illinois' income earned in 2014 from customer-requested construction.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2015 and 2014. As of December 31, 2015, these contracts ran through October 2018, March 2021, May 2032, and January 2019 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2015			2014
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	35	(b)	35	50	(b)	50
Natural gas (in mmbtu)	30	151	181	28	108	136
Power (in megawatthours)	1	10	11	1	11	12
Uranium (pounds in thousands)	494	(b)	494	332	(b)	332

(a)	Fuel oils consist of heating oil and ultra-low-sulfur diesel.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2015 and 2014, all contracts that qualify for hedge accounting receive regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2015 and 2014:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2015
Natural gas	Other current assets	$—	$1	$1
	Other assets	1	—	1
Power	Other current assets	16	—	16
	Total assets (a)	$17	$1	$18
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	32	(b)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(b)	13	(b)
	Other current liabilities	—	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Total liabilities (c)	$44	$220	$264
2014
Fuel oils	Other current assets	$2	$—	$2
Natural gas	Other current assets	1	1	2
Power	Other current assets	15	—	15
	Total assets (a)	$18	$1	$19
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	31	(b)
	Other current liabilities	6	—	37
	Other deferred credits and liabilities	6	13	19
Power	MTM derivative liabilities	(b)	11	(b)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	—	131	131
Uranium	Other current liabilities	2	—	2
	Total liabilities (c)	$46	$186	$232

(a)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	Balance sheet line item not applicable to registrant.

(c)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.
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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of December 31, 2015 and 2014:

		Gross Amounts Not Offset on the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized on the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2015
Assets:
Ameren Missouri	$17	$1	$—	$16
Ameren Illinois	1	—	—	1
Ameren	$18	$1	$—	$17
Liabilities:
Ameren Missouri	$44	$1	$8	$35
Ameren Illinois	220	—	3	217
Ameren	$264	$1	$11	$252
2014
Assets:
Ameren Missouri	$18	$5	$—	$13
Ameren Illinois	1	—	—	1
Ameren	$19	$5	$—	$14
Liabilities:
Ameren Missouri	$46	$5	$5	$36
Ameren Illinois	186	—	—	186
Ameren	$232	$5	$5	$222

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are presented on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of December 31, 2015, if counterparty groups were to fail completely to perform on contracts, Ameren's, Ameren Missouri's, and Ameren Illinois' maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on December 31, 2015, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2015
Ameren Missouri	$87	$9	$72
Ameren Illinois	78	3	71
Ameren	$165	$12	$143

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
The market approach is used to measure the fair value of equity securities held in Ameren Missouri's nuclear decommissioning trust fund. Equity securities in this fund are representative of the S&P 500 index, excluding securities of Ameren Corporation, owners and/or operators of nuclear power plants, and the trustee and investment managers. The S&P 500 index comprises stocks of large-capitalization companies.
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
Fixed income securities are valued by using prices from independent industry recognized data vendors who provide values that are either exchange-based or matrix-based. The fair value measurements of fixed income securities classified as Level 2 are based on inputs other than quoted prices that are observable for the asset or liability. Examples are matrix pricing, market corroborated pricing, and inputs such as yield curves and indices. Level 2 fixed income securities in the nuclear decommissioning trust fund are primarily corporate bonds, asset-backed securities, and United States agency bonds.
Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the midpoints of the bid/ask spreads. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoint. The value of natural gas derivative contracts is based upon exchange closing prices without significant unobservable adjustments. The value of power derivatives contracts is based upon the use of multiple forward prices provided by third parties. The prices are averaged and shaped to a monthly profile when needed without significant unobservable adjustments.
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

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended December 31, 2015 and 2014:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
	Level 3 Derivative asset and liability – commodity contracts(a):
2015
	Natural Gas	$1	$(1)	Option model	Volatilities(%)(b)	35 – 55	45
					Nodal basis($/mmbtu)(c)	(0.30) – 0	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.10) – 0	(0.10)

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
					Counterparty credit risk(%)(c)(d)	0.40 – 12	7
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
	Power(f)	16	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(g)	22 – 39	29
					Estimated auction price for FTRs($/MW)(b)	(270) – 2,057	211
					Nodal basis($/MWh)(g)	(10) – (1)	(3)
					Counterparty credit risk(%)(c)(d)	0.86	(e)
					Ameren Illinois credit risk(%)(c)(d)	0.40	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	3 – 4	4
					Escalation rate(%)(b)(h)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
	Uranium	—	(1)	Option model	Volatilities(%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 – 42	37
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
2014
	Fuel oils	$2	$(8)	Option model	Volatilities(%)(c)	3 – 39	32
				Discounted cash flow	Ameren Missouri credit risk(%)(c)(d)	0.43	(e)
					Escalation rate(%)(b)(i)	5	(e)
	Natural Gas	1	(2)	Option model	Volatilities(%)(c)	31 – 144	63
					Nodal basis($/mmbtu)(b)	(0.40) – 0	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.40) – 0.10	(0.20)
					Counterparty credit risk(%)(c)(d)	0.43 – 13	3
					Ameren Missouri and Ameren Illinois credit risk(%)(c)(d)	0.43	(e)
	Power(f)	11	(144)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(g)	27 – 50	32
					Estimated auction price for FTRs($/MW)(b)	(1,833) – 2,743	171
					Nodal basis($/MWh)(b)	(6) – 0	(2)
					Counterparty credit risk(%)(c)(d)	0.26	(e)
					Ameren Missouri and Ameren Illinois credit risk(%)(c)(d)	0.43	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 – 5	4
					Escalation rate(%)(b)(h)	0 – 1	1
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
	Uranium	—	(2)	Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 – 40	36

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

(g)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes because of their opposing positions.

(h)	Escalation rate applies to power prices 2026 and beyond.

(i)	Escalation rate applies to fuel oil prices 2017 and beyond.

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2015, 2014 or 2013. At December 31, 2015 and 2014, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren

Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$1	$2
	Power	—	—	16	16
	Total derivative assets – commodity contracts	$—	$1	$17	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. Treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren	$368	$190	$17	$575
Ameren Missouri	Derivative assets – commodity contracts(a):
	Natural gas	$—	$—	$1	$1
	Power	—	—	16	16
	Total derivative assets – commodity contracts	$—	$—	$17	$17
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. Treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren Missouri	$368	$189	$17	$574
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$29	$—	$—	$29
	Natural gas	1	62	1	64
	Power	—	—	170	170
	Uranium	—	—	1	1
	Total Ameren	$30	$62	$172	$264

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$29	$—	$—	$29
	Natural gas	—	13	1	14
	Power	—	—	—	—
	Uranium	—	—	1	1
	Total Ameren Missouri	$29	$13	$2	$44
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$49	$—	$50
	Power	—	—	170	170
	Total Ameren Illinois	$1	$49	$170	$220

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $(1) million of receivables, payables, and accrued income, net.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	1	2
	Power	—	4	11	15
	Total derivative assets – commodity contracts	$—	$5	$14	$19
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. Treasury and agency securities	—	102	—	102
	Corporate bonds	—	63	—	63
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren	$365	$187	$14	$566
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$2	$2
	Natural gas	—	1	—	1
	Power	—	4	11	15
	Total derivative assets – commodity contracts	$—	$5	$13	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. Treasury and agency securities	—	102	—	102
	Corporate bonds	—	63	—	63
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$365	$182	$—	$547	(b)
	Total Ameren Missouri	$365	$187	$13	$565
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$—	$1	$1

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$21	$—	$8	$29
	Natural gas	1	53	2	56
	Power	—	1	144	145
	Uranium	—	—	2	2
	Total Ameren	$22	$54	$156	$232
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$21	$—	$8	$29
	Natural gas	1	10	1	12
	Power	—	1	2	3
	Uranium	—	—	2	2
	Total Ameren Missouri	$22	$11	$13	$46
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$43	$1	$44
	Power	—	—	142	142
	Total Ameren Illinois	$—	$43	$143	$186

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2015:

	Net Derivative Commodity Contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2015	$(6)	$	(a)	$(6)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(1)		(a)	(1)
Settlements	5		(a)	5
Transfers out of Level 3	2		(a)	2
Ending balance at December 31, 2015	$—	$	(a)	$—
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2015	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2015	$(1)		$—	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	—		1	1
Settlements	1		(1)	—
Ending balance at December 31, 2015	$—		$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2015	$—		$—	$—
Power:
Beginning balance at January 1, 2015	$9		$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	2		(41)	(39)
Purchases	29		—	29
Settlements	(23)		13	(10)
Transfers out of Level 3	(1)		—	(1)
Ending balance at December 31, 2015	$16		$(170)	$(154)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2015	$—		$(39)	$(39)
Uranium:
Beginning balance at January 1, 2015	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(1)		(a)	(1)
Settlements	2		(a)	2
Ending balance at December 31, 2015	$(1)	$	(a)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2015	$—	$	(a)	$—

(a)	Not applicable.

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
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 1 and Level 3 for fuel oils and between Level 2 and Level 3 for power derivatives were primarily caused by changes in availability of similar financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur.
See Note 11 – Retirement Benefits for the fair value hierarchy tables detailing Ameren’s pension and postretirement plan assets as of December 31, 2015, as well as a table summarizing the changes in Level 3 plan assets during 2015.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at December 31, 2015 and 2014:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)(b)	$7,275	$7,814	$6,205	$7,135
Preferred stock	142	125	142	122
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)(b)	$4,110	$4,449	$3,981	$4,518
Preferred stock	80	75	80	73
Ameren Illinois:
Long-term debt (including current portion)(b)	$2,471	$2,665	$2,224	$2,517
Preferred stock	62	50	62	49

(a)	Preferred stock is recorded in "Noncontrolling Interests" on the consolidated balance sheet.

(b)	Carrying amounts reflect the adoption of the new authoritative accounting guidance for the presentation of debt issuance costs. See Note 1 – Summary of Significant Accounting Policies
NOTE 9 – NUCLEAR DECOMMISSIONING TRUST FUND INVESTMENTS
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2015, and 2014. See Note 10 – Callaway Energy Center for additional information.
Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended

December 31, 2015, 2014, and 2013:

	2015	2014	2013
Proceeds from sales and maturities	$349	$391	$196
Gross realized gains	8	7	7
Gross realized losses	2	2	5
Net realized and unrealized gains and losses are deferred and recorded as a regulatory asset or a regulatory liability on Ameren’s and Ameren Missouri’s balance sheets. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. Gains or losses associated with assets in the trust fund could result in lower or higher funding requirements for decommissioning costs, which are expected to be reflected in electric rates paid by Ameren Missouri’s customers. See Note 2 – Rate and Regulatory Matters.

The following table presents the costs and fair values of investments in debt and equity securities in Ameren's and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2015 and 2014:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2015
Debt securities	$191	$2	$4	$189
Equity securities	147	224	7	364
Cash	4	—	—	4
Other(a)	(1)	—	—	(1)
Total	$341	$226	$11	$556
2014
Debt securities	$175	$7	$—	$182
Equity securities	138	230	4	364
Cash	1	—	—	1
Other(a)	2	—	—	2
Total	$316	$237	$4	$549

(a)	Represents payables relating to pending security purchases, net of receivables related to pending security sales and interest.

The following table presents the costs and fair values of investments in debt securities in Ameren's and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2015:

	Cost	Fair Value
Less than 5 years	$106	$105
5 years to 10 years	42	41
Due after 10 years	43	43
Total	$191	$189
We have unrealized losses relating to certain available-for-sale investments included in our nuclear decommissioning trust fund, recorded as a regulatory asset as discussed above. Decommissioning will not occur until our nuclear energy center is retired. Ameren Missouri received a license extension from the NRC in March 2015 to extend the Callaway energy center’s operating license to 2044. The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in Ameren's and Ameren Missouri's nuclear decommissioning trust fund. They are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities	$136	$3	$4	$1	$140	$4
Equity securities	16	3	4	4	20	7
Total	$152	$6	$8	$5	$160	$11
NOTE 10 – CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren Missouri and other owners of nuclear energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE to review the nuclear waste fee annually against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee is currently suspended.
Although both the NWPA and the standard contract stated that the DOE would begin to dispose of spent nuclear fuel by 1998, the DOE is not meeting its disposal obligation. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center. Ameren Missouri has sufficient capacity in the spent fuel pool and dry spent storage facility at the Callaway energy center to store its spent nuclear fuel generated through the end of the energy center’s operating license in 2044.
As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and Missouri ad valorem taxes, incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs incurred from 2010 through 2016, with the ability to extend the recovery period as mutually agreed upon by the parties. Included in these reimbursements are costs related to the dry spent fuel storage facility at the Callaway energy center, to which Ameren Missouri began transferring spent fuel assemblies in 2015. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Following the NRC’s decision in March 2015 to extend the Callaway energy center’s operating license from 2024 to 2044, an updated cost study and a revised funding analysis were filed with the MoPSC in April 2015. Ameren Missouri’s April 2015 filing supported no change in electric service rates for decommissioning costs. There is no time requirement by which the MoPSC must issue an order regarding the decommissioning cost included in Ameren Missouri’s electric service rates. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.
See Note 2 – Rate and Regulatory Matters and Note 9 – Nuclear Decommissioning Trust Fund Investments for additional information related to the Callaway energy center.
NOTE 11 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren Supplemental Retirement Plan, which is available to provide certain management employees and retirees with a supplemental benefit when their qualified pension plan benefits are capped in compliance with Internal Revenue Code limitations. Ameren’s other postretirement plans are the Ameren Retiree Medical Plan and the Ameren Group Life Insurance Plan. Only Ameren subsidiaries participate in the plans listed above.
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
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $567 million and $710 million as of December 31, 2015, and December 31, 2014, respectively. These net liabilities are recorded in "Other current liabilities," "Pension and other postretirement benefits," and "Other assets" on Ameren's consolidated balance sheet. The primary factor contributing to the decrease in the unfunded obligation during 2015 was a 50 basis point increase in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The decrease in the unfunded obligation also resulted in a decrease to "Regulatory assets" on Ameren's, Ameren Missouri's, and Ameren Illinois' consolidated balance sheet.
The following table presents the net benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2015 and 2014:

	2015	2014
Ameren(a)	$567	$710
Ameren Missouri	236	277
Ameren Illinois	219	278

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets, in accordance with authoritative accounting guidance. The following table presents the funded status of Ameren's pension and postretirement benefit plans as of December 31, 2015 and 2014. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2015 and 2014, that have not been recognized in net periodic benefit costs.

	2015			2014
	Pension Benefits(a)		Postretirement Benefits(a)	Pension Benefits(a)		Postretirement Benefits(a)
Accumulated benefit obligation at end of year	$3,995	$	(b)	$4,176	$	(b)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,410		$1,203	$3,900		$1,096
Service cost	92		24	79		19
Interest cost	174		48	183		50
Participant contributions	—		8	—		16
Actuarial (gain) loss	(256)		(133)	462		84
Settlement	(2)		—	—		—
Benefits paid	(221)		(56)	(214)		(65)
Federal subsidy on benefits paid	(b)		—	(b)		3
Net benefit obligation at end of year	4,197		1,094	4,410		1,203
Change in plan assets:
Fair value of plan assets at beginning of year	3,794		1,109	3,461		1,074
Actual return on plan assets	(29)		(8)	448		75
Employer contributions	111		18	99		6
Federal subsidy on benefits paid	(b)		—	(b)		3
Participant contributions	—		8	—		16
Settlements	(2)		—	—		—
Benefits paid	(221)		(56)	(214)		(65)
Fair value of plan assets at end of year	3,653		1,071	3,794		1,109
Funded status – deficiency	544		23	616		94
Accrued benefit cost at December 31	$544		$23	$616		$94
Amounts recognized in the balance sheet consist of:
Noncurrent asset(c)	$—		$(18)	$—		$—
Current liability(d)	3		2	3		2
Noncurrent liability	541		39	613		92
Net liability recognized	$544		$23	$616		$94
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$395		$(82)	$452		$(7)
Prior service cost (credit)	(5)		(11)	(6)		(16)
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial (gain) loss	17		(3)	29		(5)
Prior service cost (credit)	—		—	—		(1)
Total	$407		$(96)	$475		$(29)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.

(c)	Included in "Other assets" on Ameren's consolidated balance sheet.

(d)	Included in "Other current liabilities" on Ameren's consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate at measurement date	4.50%	4.00%	4.50%	4.00%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	5.00	5.00
Medical cost trend rate (ultimate)	(a)	(a)	5.00	5.00
Years to ultimate rate	(a)	(a)	—	—

(a)	Not applicable

Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan's projected benefit payments. The settlement portfolio of bonds is selected from a pool of more than 700 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In addition, during 2015, Ameren adopted the Society of Actuaries 2015 Mortality Tables Report and Mortality Improvement Scale. The updated mortality tables assume a lower rate of mortality improvement as compared to the 2014 Mortality Tables Report and Mortality Improvement Scale that Ameren adopted in 2014. The 2015 tables lowered projected improvements in life expectancies for our employees and retirees, resulting in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of

service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering its assumptions at December 31, 2015, its investment performance in 2015, and its pension funding policy, Ameren expects to make annual contributions of $40 million to $70 million in each of the next five years, with aggregate estimated contributions of $280 million. We expect Ameren Missouri’s and Ameren Illinois’ portion of the future funding requirements to be 40% and 50%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2015, 2014, and 2013:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Ameren Missouri	$47	$41	$60	$8	$3	$10
Ameren Illinois	45	39	50	8	2	11
Other	19	19	46	2	1	4
Ameren(a)	111	99	156	18	6	25

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Investment Strategy and Policies
Ameren manages plan assets in accordance with the “prudent investor” guidelines contained in ERISA. The investment committee, which includes members of senior management, approves and implements investment strategy and asset allocation guidelines for the plan assets. The investment committee’s goals are twofold: first, to ensure that sufficient funds are available to provide the benefits at the time they are payable; and second, to maximize total return on plan assets and to minimize expense volatility consistent with its tolerance for risk. Ameren delegates the task of investment management to specialists in each asset class. As appropriate, Ameren provides each investment manager with guidelines that specify allowable and prohibited investment types. The investment committee regularly monitors manager performance and compliance with investment guidelines.
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 7.00%, in 2016. No plan assets are expected to be returned to Ameren during 2016.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value) and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2016 and our pension and postretirement plans’ asset categories as of December 31, 2015 and 2014:

Asset Category	Target Allocation 2016	Percentage of Plan Assets at December 31,
		2015	2014
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	2%
Equity securities:
U.S. large-capitalization	29% – 39%	34%	34%
U.S. small- and mid-capitalization	3% – 13%	7%	7%
International and emerging markets	9% – 19%	13%	12%
Total equity	51% – 61%	54%	53%
Debt securities	35% – 45%	40%	41%
Real estate	0% – 9%	5%	4%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	4%	4%
Equity securities:
U.S. large-capitalization	34% – 44%	39%	40%
U.S. small- and mid-capitalization	2% – 12%	7%	7%
International	9% – 19%	13%	13%
Total equity	55% – 65%	59%	60%
Debt securities	33% – 43%	37%	36%
Total		100%	100%

(a)	Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, emerging markets, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed-income vehicles. Debt security investments in high-yield securities, emerging market securities, and non-United-States-dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. Ameren’s investment in private equity funds is spread among eight different limited partnerships, with invested capital ranging from less than $1 million to $4 million in each, which invest primarily in a diversified number of small United States-based companies. Ameren is seeking to eliminate its private equity investments over time. Additionally, Ameren’s investment committee allows investment managers to use derivatives, such as index futures, exchange traded funds, foreign exchange futures, and options, in certain situations, to increase or to reduce market exposure in an efficient and timely manner.
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2015. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the last business day on or before the measurement date. Securities traded in over-the-counter markets are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under net asset valuation are based on the fair values of the underlying assets provided by the funds and their administrators. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information. The fair value of real estate is based on annual appraisal reports prepared by an independent real estate appraiser.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2015:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$20	$—	$20
Equity securities:
U.S. large-capitalization	—	1,296	—	1,296
U.S. small- and mid-capitalization	268	—	—	268
International and emerging markets	122	369	—	491
Debt securities:
Corporate bonds	—	631	—	631
Municipal bonds	—	104	—	104
U.S. Treasury and agency securities	6	751	—	757
Other	—	5	—	5
Real estate	—	—	168	168
Private equity	—	—	8	8
Total	$396	$3,176	$176	$3,748
Less: Medical benefit assets at December 31(a)				(123)
Plus: Net receivables at December 31(b)				28
Fair value of pension plans assets at year end				$3,653

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.
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

The following table summarizes the changes in the fair value of the pension plan assets classified as Level 3 in the fair value hierarchy for each of the years ended December 31, 2015 and 2014:

	Beginning Balance at January 1,	Actual Return on Plan Assets Related to Assets Still Held at the Reporting Date	Actual Return on Plan Assets Related to Assets Sold During the Period	Purchases, Sales, and Settlements, Net	Net Transfers into (out of) of Level 3	Ending Balance at December 31,
2015:
Real estate	$147	$14	$—	$7	$—	$168
Private equity	13	(9)	9	(5)	—	8
2014:
Real estate	$131	$11	$—	$5	$—	$147
Private equity	15	(9)	10	(3)	—	13
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2015:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$61	$—	$—	$61
Equity securities:
U.S. large-capitalization	272	98	—	370
U.S. small- and mid-capitalization	65	—	—	65
International	33	93	—	126
Other	—	7	—	7
Debt securities:
Corporate bonds	—	138	—	138
Municipal bonds	—	114	—	114
U.S. Treasury and agency securities	—	55	—	55
Other	—	40	—	40
Total	$431	$545	$—	$976
Plus: Medical benefit assets at December 31(a)				123
Less: Net payables at December 31(b)				(28)
Fair value of postretirement benefit plans assets at year end				$1,071

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2014:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$89	$—	$—	$89
Equity securities:
U.S. large-capitalization	291	101	—	392
U.S. small- and mid-capitalization	70	—	—	70
International	37	94	—	131
Other	—	7	—	7
Debt securities:
Corporate bonds	—	105	—	105
Municipal bonds	—	111	—	111
U.S. Treasury and agency securities	—	89	—	89
Other	—	44	—	44
Total	$487	$551	$—	$1,038
Plus: Medical benefit assets at December 31(a)				125
Less: Net payables at December 31(b)				(54)
Fair value of postretirement benefit plans assets at year end				$1,109

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by Medicare, interest receivables, and receivables related to pending security sales.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of Ameren's pension and postretirement benefit plans during 2015, 2014, and 2013:

	Pension Benefits(a)	Postretirement Benefits(a)
2015
Service cost	$92	$24
Interest cost	174	48
Expected return on plan assets	(248)	(68)
Amortization of:
Prior service credit	(1)	(5)
Actuarial loss	74	5
Settlement Loss	1	—
Net periodic benefit cost	$92	$4
2014
Service cost	$79	$19
Interest cost	183	50
Expected return on plan assets	(229)	(65)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	49	(7)
Net periodic benefit cost (benefit)	$81	$(8)
2013
Service cost	$91	$22
Interest cost	163	46
Expected return on plan assets	(218)	(62)
Amortization of:
Prior service credit	(2)	(6)
Actuarial loss	87	8
Curtailment gain	(12)	(7)
Net periodic benefit cost(b)	$109	$1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

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

The estimated amounts that will be amortized from regulatory assets and accumulated OCI into Ameren's net periodic benefit cost in 2016 are as follows:

	Pension Benefits(a)	Postretirement Benefits(a)
Regulatory assets:
Prior service credit	$(1)	$(4)
Net actuarial loss	46	(3)
Accumulated OCI:
Net actuarial (gain) loss	(3)	(2)
Total	$42	$(9)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. The net actuarial (gain) loss subject to amortization is amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred and included in continuing operations for the years ended December 31, 2015, 2014, and 2013:

	Pension Costs			Postretirement Costs
	2015	2014	2013	2015	2014	2013
Ameren Missouri(a)	$54	$50	$69	$8	$3	$8
Ameren Illinois	38	30	41	(3)	(9)	—
Other	—	1	5	(1)	(2)	—
Ameren(b)	92	81	115	4	(8)	8

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2015, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2016	$233	$3	$55	$2
2017	244	3	58	2
2018	250	3	60	2
2019	257	3	62	2
2020	261	3	65	2
2021 – 2025	1,377	13	341	12
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2015, 2014, and 2013:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate at measurement date	4.00%	4.75%	4.00%	4.00%	4.75%	4.00%
Expected return on plan assets	7.25	7.25	7.50	7.00	7.00	7.25
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	(a)	5.00	5.00	5.00
Medical cost trend rate (ultimate)	(a)	(a)	(a)	5.00	5.00	5.00
Years to ultimate rate	(a)	(a)	(a)	—	—	—

(a)	Not applicable
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$130	$1	$37
0.25% increase in salary scale	2	14	—	—
1.00% increase in annual medical trend	—	—	3	44
1.00% decrease in annual medical trend	—	—	(3)	(44)
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible employees at December 31, 2015. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to the continuing operations for each of the Ameren Companies for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Ameren Missouri	$16	$16	$16
Ameren Illinois	12	11	10
Other	1	1	1
Ameren(a)	29	28	27

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 12 – STOCK-BASED COMPENSATION
The 2014 Incentive Plan is Ameren’s long-term stock compensation plan for eligible employees and directors. The 2006 Incentive Plan was replaced prospectively for new grants beginning in April 2014. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. To the extent that the issuance of a share that is subject to an outstanding award under the 2006 Incentive Plan would cause Ameren to exceed the maximum authorized shares under the 2006 Incentive Plan, the issuance of that share will take place under the 2014 Incentive Plan. This will reduce the maximum number of shares that may be granted under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.
A summary of nonvested shares at December 31, 2015, and changes during the year ended December 31, 2015, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2015	1,162,377	$35.35
Granted(a)	570,313	52.88
Forfeitures	(1,944)	34.75
Earned and vested(b)	(705,876)	33.93
Nonvested at December 31, 2015	1,024,870	$46.08

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in 2015 under the 2014 Incentive Plan.

(b)
Includes share units granted in 2013 that vested as of December 31, 2015, that were earned pursuant to the terms of the award grants. Also includes share units that vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

Ameren recorded compensation expense of $19 million, $19 million, and $20 million for the years ended December 31, 2015, 2014, and 2013, respectively, and a related tax benefit of $7 million, $7 million, and $8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Ameren settled performance share units of $27 million, $33 million, and $11 million for the years ended December 31, 2015, 2014, and 2013. There were no significant compensation costs capitalized related to the performance share units during the years ended December 31, 2015, 2014, and 2013. As of December 31, 2015, total compensation cost of $21 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 23 months.
Performance Share Units
A share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified performance or market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. The vesting period for share units awarded in 2015 extended beyond the three-year performance period to the payout date, while the vesting period for share units awarded in 2013 and 2014 matched the three-year performance period.
The fair value of each share unit awarded in 2015 under the

2014 Incentive Plan was determined to be $52.88, which was based on Ameren's closing common share price of $46.13 at December 31, 2014, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren's total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2015. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.10%, volatility of 12% to 18% for the peer group, and Ameren's attainment of a three-year average earnings per share threshold during the performance period.
The fair value of each share unit awarded in 2014, excluding the grants issued in April 2014 for certain executive officers, under the 2006 Incentive Plan and the 2014 Incentive Plan was determined to be $38.90, which was based on Ameren’s closing common share price of $36.16 at December 31, 2013, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2014. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.78%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.

NOTE 13 – INCOME TAXES
The following table presents the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2015, 2014, and 2013:

	Ameren Missouri	Ameren Illinois	Ameren
2015
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	—	(2)	(1)
Amortization of investment tax credit	(1)	—	(1)
State tax	3	5	5
Other permanent items	—	(1)	—
Effective income tax rate	37%	37%	38%
2014
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Amortization of investment tax credit	(1)	—	(1)
State tax	3	6	4
Other permanent items	—	—	1
Effective income tax rate	37%	41%	39%
2013
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	—	(1)	—
Amortization of investment tax credit	(1)	—	(1)
State tax	3	6	4
Other permanent items	1	—	—
Effective income tax rate	38%	40%	38%

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013:

	Ameren Missouri	Ameren Illinois	Other		Ameren
2015
Current taxes:
Federal	$110	$(83)	$(29)		$(2)
State	17	(11)	(10)		(4)
Deferred taxes:
Federal	71	193	35		299
State	16	29	31		76
Deferred investment tax credits, amortization	(5)	(1)	—		(6)
Total income tax expense	$209	$127	$27		$363
2014
Current taxes:
Federal	$(13)	$(51)	$27		$(37)
State	(3)	(2)	(32)		(37)
Deferred taxes:
Federal	222	159	(12)		369
State	28	38	22		88
Deferred investment tax credits, amortization	(5)	(1)	—		(6)
Total income tax expense	$229	$143	$5		$377
2013
Current taxes:
Federal	$136	$(15)	$(239)	(a)	$(118)
State	41	21	(43)	(a)	19
Deferred taxes:
Federal	64	99	205	(a)	368
State	6	6	36	(a)	48
Deferred investment tax credits, amortization	(5)	(1)	—		(6)
Total income tax expense (benefit)	$242	$110	$(41)		$311

(a)
These amounts are substantially related to the reversal of unrecognized tax benefits as a result of IRS guidance related to the deductibility of expenditures to maintain, replace, or improve steam or electric power generation property, along with casualty loss deductions for storm damage. The amounts also reflect the increase in deferred tax expense due to available net operating losses.

The Illinois corporate income tax rate was increased to 9.5% from January 2011 through December 2014. The tax rate decreased to 7.75% on January 1, 2015, and is scheduled to decrease to 7.3% on January 1, 2025.
The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences at December 31, 2015 and 2014:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2015
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,931	$1,587	$37	$4,555
Regulatory assets, net	81	(1)	—	80
Deferred employee benefit costs	(76)	(40)	(91)	(207)
Revenue requirement reconciliation adjustments	—	66	—	66
Tax carryforwards	(65)	(133)	(405)	(603)
Other	(27)	1	20	(6)
Total net accumulated deferred income tax liabilities (assets) (a)	$2,844	$1,480	$(439)	$3,885
2014
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,776	$1,393	$16	$4,185
Regulatory assets, net	82	(5)	1	78
Deferred employee benefit costs	(80)	(45)	(95)	(220)
Revenue requirement reconciliation adjustments	—	66	3	69
Tax carryforwards	(107)	(139)	(429)	(675)
Other	86	(22)	70	134
Total net accumulated deferred income tax liabilities (assets) (a)	$2,757	$1,248	$(434)	$3,571

(a)
Reflects the adoption of the new authoritative accounting guidance for the balance sheet classification of deferred income taxes. See Note 1 – Summary of Significant Accounting Policies for additional information.

The following table presents the components of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2015:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Net operating loss carryforwards:
Federal(a)	$35	$127	$245	$407
State(b)	4	4	38	46
Total net operating loss carryforwards	$39	$131	$283	$453
Tax credit carryforwards:
Federal(c)	$26	$1	$78	$105
State(d)	—	1	40	41
State valuation allowance(e)	—	—	(2)	(2)
Total tax credit carryforwards	$26	$2	$116	$144
Charitable contribution carryforwards(f)	$—	$—	$10	$10
Valuation allowance(e)	—	—	(4)	(4)
Total charitable contribution carryforwards	$—	$—	$6	$6

(a)	Will begin to expire in 2029.

(b)	Will begin to expire in 2023.

(c)	Will begin to expire in 2029.

(d)	Will begin to expire in 2016.

(e)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.

(f)	Will begin to expire in 2016.

The following table presents the components of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2014:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Net operating loss carryforwards:
Federal(a)	$75	$127	$255	$457
State(b)	11	10	53	74
Total net operating loss carryforwards	$86	$137	$308	$531
Tax credit carryforwards:
Federal(c)	$21	$1	$77	$99
State(d)	1	2	33	36
State valuation allowance(e)	(1)	(1)	(2)	(4)
Total tax credit carryforwards	$21	$2	$108	$131
Charitable contribution carryforwards(f)	$—	$—	$19	$19
Valuation allowance(e)	—	—	(6)	(6)
Total charitable contribution carryforwards	$—	$—	$13	$13

(a)	Will begin to expire in 2028

(b)	Will begin to expire in 2019.

(c)	Will begin to expire in 2029.

(d)	Began to expire in 2013.

(e)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.

(f)	Began to expire in 2013.

Uncertain Tax Positions
A reconciliation of the change in the unrecognized tax benefit balance during the years ended December 31, 2013, 2014, and 2015, is as follows:

	Ameren Missouri	Ameren Illinois	Other		Ameren
Unrecognized tax benefits – January 1, 2013	$136	$13	$7		$156
Increases based on tax positions prior to 2013	—	2	5		7
Decreases based on tax positions prior to 2013	(122)	(16)	(5)		(143)
Increases based on tax positions related to 2013	16	—	53	(a)	69
Changes related to settlements with taxing authorities	—	—	—		—
Decreases related to the lapse of statute of limitations	1	—	—		1
Unrecognized tax benefits – December 31, 2013	$31	$(1)	$60		$90
Increases based on tax positions prior to 2014	1	1	4		6
Decreases based on tax positions prior to 2014	(32)	(1)	(9)		(42)
Increases based on tax positions related to 2014	—	—	—		—
Changes related to settlements with taxing authorities	—	—	—		—
Increases related to the lapse of statute of limitations	—	—	—		—
Unrecognized tax benefits – December 31, 2014	$—	$(1)	$55		$54
Increases based on tax positions prior to 2015	—	1	1		2
Decreases based on tax positions prior to 2015	—	—	(56)	(a)	(56)
Increases based on tax positions related to 2015	—	—	—		—
Changes related to settlements with taxing authorities	—	—	—		—
Increases related to the lapse of statute of limitations	—	—	—		—
Unrecognized tax benefits – December 31, 2015	$—	$—	$—		$—
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2013	$3	$—	$51	(a)	$54
Total unrecognized tax benefits (detriments) that, if recognized, would affect the effective tax rates as of December 31, 2014	$—	$(1)	$53	(a)	$52
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2015	$—	$—	$—		$—

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
A reconciliation of the change in the liability for interest on unrecognized tax benefits during the years ended December 31, 2013, 2014, and 2015, is as follows:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Liability for interest – January 1, 2013	$8	$1	$(3)	$6
Interest charges (income) for 2013	(8)	(1)	4	(5)
Liability for interest – December 31, 2013	$—	$—	$1	$1
Interest charges (income) for 2014	—	—	(1)	(1)
Liability for interest – December 31, 2014	$—	$—	$—	$—
Interest charges (income) for 2015	—	—	—	—
Liability for interest – December 31, 2015	$—	$—	$—	$—
As of December 31, 2013, 2014, and 2015, the Ameren Companies have accrued no amount for penalties with respect to unrecognized tax benefits.
In 2015, final settlements for tax years 2012 and 2013 were reached with the IRS. There were no uncertain tax positions related to the 2012 tax year, as of December 31, 2014, so this settlement did not affect the amount of recorded unrecognized tax benefits during 2015. The settlement related to the 2013 tax year resolved the uncertain tax position associated with the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business. The settlement resulted in a reduction of Ameren's unrecognized tax benefits of $53 million and an increase to net income from discontinued operations. See Note 16 – Divestiture Transactions and Discontinued Operations for additional information.

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
Ameren Missouri has an uncertain tax position tracker. Under Missouri's regulatory framework, uncertain tax positions do not reduce Ameren Missouri's electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, using the weighted-average cost of capital included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created and then will be amortized over three years, beginning on the effective date of new rates established in the next electric rate case.
NOTE 14 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Ameren Companies have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren’s financial statements. Below are the material related party agreements.
Electric Power Supply Agreements
Ameren Illinois must acquire capacity and energy sufficient to meet its obligations to customers. Ameren Illinois uses periodic RFP processes that are administered by the IPA and approved by the ICC, to contract capacity and energy on behalf of its customers. Ameren Missouri participates in the RFP process and has been a winning supplier for certain periods.
Capacity Supply Agreements
In 2010, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for less than $1 million for the period from June 1, 2010, through May 31, 2013. In a procurement event in 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements for $1 million and $3 million for the 12 months ending May 31, 2014, and 2015, respectively. In a procurement event in 2015, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements for $15 million for the 12 months ending May 31, 2017.

Energy Swaps and Energy Products
As a result of an IPA procurement event in 2011, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase approximately 40,800 megawatthours at approximately $29 per megawatthour during the 12 months ended May 31, 2013, and approximately 40,800 megawatthours at approximately $28 per megawatthour during the 12 months ended May 31, 2014. The energy product agreements for the period ended May 31, 2013, were for off-peak hours only.
As a result of an IPA procurement event in 2014, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase approximately 168,400 megawatthours at approximately $51 per megawatthour during the period of January 1, 2015, through February 28, 2017.
As a result of an IPA procurement event in April 2015, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 667,000 megawatthours at an average price of $36 per megawatthour during the period of June 1, 2015, through June 30, 2017. Also in September 2015, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 339,000 megawatthours at an average price of $38 per megawatthour during the period of November 1, 2015, through May 31, 2018.

Interconnection and Transmission Agreements
Ameren Missouri and Ameren Illinois are parties to an interconnection agreement for the use of their respective transmission lines and other facilities for the distribution of power. These agreements have no contractual expiration date, but may be terminated by either party with three years’ notice.
Support Services Agreements
Ameren Services provides support services to its affiliates. The costs of support services, including wages, employee benefits, professional services, and other expenses, are based on, or are an allocation of, actual costs incurred. The support services agreement can be terminated at any time by the mutual agreement of Ameren Services and that affiliate or by either party with 60 days' notice before the end of a calendar year.
In addition, Ameren Missouri and Ameren Illinois provide affiliates, primarily Ameren Services, with access to their facilities for administrative purposes. The costs of the rent and facility services are based on, or are an allocation of, actual costs incurred.
Separately, Ameren Missouri and Ameren Illinois provide storm-related and miscellaneous support services to each other on an as-needed basis.
Transmission Services
Ameren Illinois takes transmission service from MISO for the retail load it serves in the AMIL pricing zone. ATXI is one of the transmission owners in the AMIL pricing zone. Accordingly, ATXI receives transmission payments from Ameren Illinois through the MISO billing process.
Money Pool
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings for a discussion of affiliate borrowing arrangements.
Collateral Postings
Under the terms of the Illinois power procurement agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2015 and 2014, there were no collateral postings required of Ameren Missouri related to the Illinois power procurement agreements.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. At December 31, 2015 and 2014, Ameren Missouri accrued capital contributions from Ameren (parent) of $38 million and $9 million, respectively, pursuant to the tax allocation agreement.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the years ended December 31, 2015, 2014, and 2013. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2015		$15	$	(a)
with Ameren Illinois		2014		5		(a)
		2013		3		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		25		4
rent and facility services		2014		21		2
		2013		21		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2015		2		(b)
miscellaneous support services		2014		1		(b)
		2013		1		3
Total Operating Revenues		2015		$42		$4
		2014		27		2
		2013		25		4
Ameren Illinois power supply	Purchased Power	2015	$	(a)		$15
agreements with Ameren Missouri		2014		(a)		5
		2013		(a)		3
Ameren Illinois transmission	Purchased Power	2015		(a)		2
services with ATXI		2014		(a)		2
		2013		(a)		2
Total Purchased Power		2015	$	(a)		$17
		2014		(a)		7
		2013		(a)		5
Ameren Services support services	Other Operations and	2015		$131		$119
agreement	Maintenance	2014		124		109
		2013		116		93
Total Other Operations and		2015		$131		$119
Maintenance Expenses		2014		124		109
		2013		116		93
Money pool borrowings (advances)	Interest (Charges)	2015	$	(b)	$	(b)
	Income	2014		(b)		(b)
		2013		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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
See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 14 – Related Party Transactions in this report.

Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2015. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	13,114	(a)	127	(b)
	$13,489	(c)	$127
Property damage:
Nuclear Electric Insurance Limited	$2,750	(d)	$27	(e)
European Mutual Association for Nuclear Insurance	500	(f)	—
	$3,250		$27
Replacement power:
Nuclear Electric Insurance Limited	$490	(g)	$10	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

(b)
Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $19 million per year.

(c)
Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $127 million per incident for each licensed reactor it operates, with a maximum of $19 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.

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
If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by, insurance or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.

Leases
We lease various facilities, office equipment, plant equipment, and rail cars under capital and operating leases. The following table presents our lease obligations at December 31, 2015:

	2016	2017	2018	2019	2020	After 5 Years	Total
Ameren:(a)
Minimum capital lease payments(b)	$33	$33	$32	$32	$32	$329	$491
Less amount representing interest	27	27	26	25	25	73	203
Present value of minimum capital lease payments	$6	$6	$6	$7	$7	$256	$288
Operating leases(c)	14	13	12	12	11	30	92
Total lease obligations	$20	$19	$18	$19	$18	$286	$380
Ameren Missouri:
Minimum capital lease payments(b)	$33	$33	$32	$32	$32	$329	$491
Less amount representing interest	27	27	26	25	25	73	203
Present value of minimum capital lease payments	$6	$6	$6	$7	$7	$256	$288
Operating leases(c)	12	11	11	11	10	29	84
Total lease obligations	$18	$17	$17	$18	$17	$285	$372
Ameren Illinois:
Operating leases(c)	$1	$1	$1	$1	$1	$1	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	See Properties under Part I, Item 2, and Note 3 – Property and Plant, Net, of this report for additional information.

(c)
Amounts related to certain land-related leases have indefinite payment periods. The annual obligations of $3 million, $2 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois for these items are included in the 2016 through 2020 columns, respectively.

The following table presents total rental expense included in operating expenses for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Ameren(a)	$36	$37	$32
Ameren Missouri	34	32	29
Ameren Illinois	28	25	21

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Other Obligations
To supply a portion of the fuel requirements of our energy centers, we have entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. We also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated fuel, purchased power, and other commitments for fuel at December 31, 2015. Ameren’s and Ameren Missouri’s purchased power commitments include a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois power purchase agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services at December 31, 2015.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)	Methane Gas	Other	Total
Ameren:(c)
2016	$664	$249	$51	$241	$3	$115	$1,323
2017	685	190	46	147	4	73	1,145
2018	204	127	68	72	5	55	531
2019	110	89	24	58	5	56	342
2020	—	43	51	58	6	57	215
Thereafter	—	60	108	539	71	350	1,128
Total	$1,663	$758	$348	$1,115	$94	$706	$4,684
Ameren Missouri:
2016	$664	$46	$51	$23	$3	$46	$833
2017	685	36	46	23	4	32	826
2018	204	24	68	23	5	28	352
2019	110	14	24	23	5	29	205
2020	—	10	51	23	6	30	120
Thereafter	—	23	108	84	71	183	469
Total	$1,663	$153	$348	$199	$94	$348	$2,805
Ameren Illinois:
2016	$—	$203	$—	$218	$—	$31	$452
2017	—	154	—	124	—	25	303
2018	—	103	—	49	—	24	176
2019	—	75	—	35	—	27	137
2020	—	33	—	35	—	27	95
Thereafter	—	37	—	455	—	167	659
Total	$—	$605	$—	$916	$—	$301	$1,822

(a)	Includes amounts for generation and for distribution.

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
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA has promulgated several environmental

regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for certain companies, including Ameren Missouri, that operate coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, individually or the combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs could result in regulatory lag.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $600 million to $700 million in the aggregate from 2016 through 2020 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional air emissions controls within the next six to 10 years. This estimate includes our capital expenditures required for the CCR regulations that were published in 2015, the rule applicable to cooling water intake structures at existing power plants under the Clean Water Act, and the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act, all of which are discussed below. These estimates do not include the impacts of the Clean Power Plan discussed below. Considerable uncertainty remains in these estimates. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant new environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The CSAPR became effective in 2015. There will be further emission reduction requirements in 2017 and potentially more in subsequent years. To achieve compliance with CSAPR, Ameren Missouri burns ultra-low-sulfur coal and operates two scrubbers at its Sioux energy center. Ameren Missouri does not expect to make additional capital investments to comply with the current CSAPR requirements. However, Ameren Missouri expects to incur additional costs as it lowers its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be collected from customers through the FAC or higher base rates.
In December 2011, the EPA issued the MATS under the Clean Air Act, which requires reductions in emissions of mercury and other hazardous air pollutants, such as acid gases, trace metals, and hydrogen chloride. The MATS do not require a specific control technology to achieve the emission reductions. The MATS apply to each unit at a coal-fired power plant. However, in certain cases, compliance can be achieved by averaging emissions from similar units at the same power plant. Compliance was required by April 2015 or, with a case-by-case extension, by April 2016. All of Ameren Missouri's coal-fired power plants will be in compliance before the required due dates. As part of Ameren Missouri's compliance plan, the Meramec energy center will burn natural gas at two of its units beginning in April 2016, thereby excluding such units from the MATS. In addition, Ameren Missouri is incurring additional costs to comply with the MATS. These higher costs are being collected from customers through the FAC or higher base rates.
CO2 Emissions Standards
The Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants, was issued by the EPA but stayed by the United States Supreme Court pending the outcome of various appeals, as discussed below.
If the Clean Power Plan is ultimately upheld as issued, Ameren Missouri expects to incur increased fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. The Clean Power Plan required Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that require each state to demonstrate progress in achieving its CO2 reduction target. Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. Significant uncertainty exists regarding the impact of the Clean Power Plan, as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until such time as legal appeals are concluded. The District of Columbia Circuit Court of Appeals has scheduled hearings for June 2016 on the legality of the rule. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued later this year and additional appeals before the United States Supreme Court are likely. Appeals are not expected to conclude prior to 2018. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
Also, in August 2015, the EPA issued final regulations that set CO2 emissions standards for new power plants. These new standards establish separate emissions limits for new natural-gas-fired combined cycle plants and new coal-fired plants.
Federal and state legislation or regulations that mandate limits on the emission of CO2 may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. Mandatory limits on the emission of CO2 could increase costs for Ameren Missouri’s customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny recovery in rates of these compliance costs. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings might benefit from increased investment to comply with CO2 emission limitations to the extent that the investments are reflected and recovered on a timely basis in rates charged to customers.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. Ameren Missouri anticipates that a trial of this case could occur as early as 2016. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. A resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment and increased operations and maintenance expenses. We are unable to predict the ultimate resolution of these matters or the costs that might be incurred.
Clean Water Act
In August 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. All of Ameren

Missouri’s coal-fired and nuclear energy centers are subject to this rule. Each of Ameren Missouri’s affected energy centers will become subject to the revised limitations when it renews its water discharge permit. These permits are scheduled to be renewed between 2018 and 2023. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered on a timely basis in electric rates charged to Ameren Missouri's customers.
In September 2015, the EPA issued its final rule under the Clean Water Act to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for water discharges that are based on the effectiveness of available control technology. The EPA's rule prohibits effluent discharges of certain, but not all, waste streams and imposes more stringent limitations on certain components in water discharges from power plants. All of Ameren Missouri’s coal-fired energy centers are subject to this rule and its implementation will be consistent with the water discharge permit process described above beginning as early as 2018. Ameren Missouri is evaluating the final rule, which became effective in January 2016, and the possible effects on its operations.
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR, that will affect future CCR disposal and handling costs at Ameren Missouri's energy centers. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The regulations also establish criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. They require groundwater monitoring and closure of impoundments if the groundwater standards are not achieved. During 2015, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities and accelerated the closure of certain CCR storage facilities at its energy centers as a result of the new regulations. Ameren Missouri plans to close these CCR storage facilities between 2018 and 2023. See Note 1 – Summary of Significant Accounting Policies in this report for additional information. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan.
The new regulations do not apply to ash ponds at plants no longer in operation, such as Ameren’s Meredosia and Hutsonville energy centers.
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
As of December 31, 2015, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2025. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2015, Ameren Illinois estimated the obligation related to these former MGP sites at $232 million to $313 million. Ameren and Ameren Illinois recorded a liability of $232 million to represent their estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope and extent to which these former MGP sites are remediated may increase as remediation efforts continue. Considerable uncertainty remains in these estimates, as many factors can influence the ultimate actual costs, including site-specific unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Illinois formerly used an off-site landfill, which Ameren Illinois did not own, in connection with the operation of a previously owned energy center. Ameren Illinois could be required to perform certain maintenance activities at that landfill, which is now closed. As of December 31, 2015, Ameren Illinois estimated the obligation related to this site at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of December 31, 2015, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to a former coal tar distillery in St. Louis, Missouri, operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other potentially responsible parties, have completed site investigation activities and have submitted their findings to the EPA. As of December 31, 2015, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
Ameren Missouri also participated in the investigation of several sites located in Sauget, Illinois. In 2000, the EPA notified

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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of December 31, 2015, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of December 31, 2015, Ameren Missouri estimated and recorded a $0.6 million liability related to the site. Although monitoring will continue for some time, no significant additional remediation measures are anticipated.
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
As of December 31, 2015, Ameren Missouri had an insurance receivable of $41 million. In February 2016, Ameren Missouri and an insurer that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident reached a settlement that resulted in Ameren Missouri receiving $42 million. As a result of this settlement, the receivable was included in “Miscellaneous accounts and notes receivable” on Ameren’s and Ameren Missouri’s balance sheets as of December 31, 2015 whereas previously this receivable was included in “Other assets” on their respective balance sheets as of December 31, 2014.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure at our present or former energy centers. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with 75 as the average number of parties as of December 31, 2015. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The following table presents the pending asbestos-related lawsuits filed against Ameren Missouri and Ameren Illinois as of December 31, 2015:

Ameren Missouri	Ameren Illinois	Total(a)
26	38	48

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
At December 31, 2015, Ameren, Ameren Missouri, and Ameren Illinois had liabilities of $8 million, $3 million, and $5 million, respectively, recorded to represent their best estimates of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of IP asbestos-related litigation claims, subject to the following terms: 90% of the cash expenditures in excess of the amount included in base electric rates is to be recovered from a trust fund that was established when Ameren acquired IP. At December 31, 2015, the trust fund balance was $22 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. The rider will permit recovery from electric customers within IP’s historical service territory.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011 against Ameren Missouri in the Circuit Court of St. Louis

County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of December 31, 2015, representing their estimate of taxes and fees due as a result of this lawsuit. The ultimate resolution of any unpaid municipal tax or fees could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously; however, there can be no assurances that Ameren Missouri will be successful in its efforts.
NOTE 16 – DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
On December 2, 2013, Ameren completed the divestiture of New AER to IPH in accordance with the transaction agreement between Ameren and IPH dated March 14, 2013, as amended by a letter agreement dated December 2, 2013. Pursuant to that agreement, in 2015, Ameren paid $25 million related to a previously-recorded liability and concluded its obligations to provide credit support to New AER with no resulting additional impact to its results of operations. The transaction agreement with IPH, as amended, provides that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers are subsequently sold by Medina Valley and if Medina Valley receives additional proceeds from such sale, Medina Valley will pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the $137.5 million previously paid to Genco.
On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital required a portion of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. Medina Valley received the escrow balance from Rockland Capital and expects to pay Genco its portion of that escrow balance during the first quarter of 2016.

Discontinued Operations Presentation
All matters related to the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business have been resolved with the completion of the IRS audit for 2013. During 2015, based on the completion of the IRS audit, Ameren removed a reserve for unrecognized tax benefits recorded in 2013 and recognized a tax benefit from discontinued operations. See Note 13 – Income Taxes for additional information regarding the Ameren Companies’ uncertain tax positions.
The following table presents the components of discontinued operations in Ameren's consolidated statement of income (loss) for the years ended December 31, 2015, 2014, and 2013:

	Year ended
	2015	2014	2013
Operating revenues	$—	$1	$1,037
Operating benefits (expenses)	1	(2)	(1,207)	(a)
Operating income (loss)	1	(1)	(170)
Other income (loss)	—	—	(1)
Interest charges	—	—	(39)
Income (loss) before income taxes	1	(1)	(210)
Income tax (expense) benefit	50	—	(13)
Income (loss) from discontinued operations, net of taxes	$51	$(1)	$(223)

(a)	Includes a $201 million pretax loss on disposal relating to the New AER divestiture.
The following table presents the carrying amounts of the components of assets and liabilities of Ameren's discontinued operations, which consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers, at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Assets of discontinued operations
Accumulated deferred income taxes, net	$14	$15
Total assets of discontinued operations	$14	$15
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$1
Asset retirement obligations(a)	28	32
Total liabilities of discontinued operations	$29	$33

(a)	Ameren is demolishing the Hutsonville energy center and expects to demolish the Meredosia energy center beginning in 2016.
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

The following table presents information about the reported revenues and specified items reflected in Ameren’s net income attributable to Ameren common shareholders and capital expenditures from continuing operations for the years ended December 31, 2015, 2014, and 2013, and total assets in continuing operations as of December 31, 2015, 2014, and 2013:

	Ameren Missouri	Ameren Illinois	Other		Intersegment Eliminations	Consolidated
2015
External revenues	$3,566	$2,462	$70		$—	$6,098
Intersegment revenues	43	4	2		(49)	—
Depreciation and amortization	492	295	9		—	796
Interest and dividend income	28	12	1		—	41
Interest charges	219	131	5		—	355
Income taxes	209	127	27		—	363
Net income attributable to Ameren common shareholders from continuing operations	352	214	13		—	579
Capital expenditures	622	918	377	(a)	—	1,917
Total assets(c)	13,851	8,903	1,139		(267)	23,626	(b)
2014
External revenues	$3,526	$2,496	$31		$—	$6,053
Intersegment revenues	27	2	2		(31)	—
Depreciation and amortization	473	263	9		—	745
Interest and dividend income	28	7	2		—	37
Interest charges	211	112	18		—	341
Income taxes	229	143	5		—	377
Net income (loss) attributable to Ameren common shareholders from continuing operations	390	201	(4)		—	587
Capital expenditures	747	835	203	(a)	—	1,785
Total assets(c)	13,474	8,204	799		(203)	22,274	(b)
2013
External revenues	$3,516	$2,307	$15		$—	$5,838
Intersegment revenues	25	4	2		(31)	—
Depreciation and amortization	454	243	9		—	706
Interest and dividend income	27	2	1		—	30
Interest charges	210	143	45		—	398
Income taxes (benefit)	242	110	(41)		—	311
Net income (loss) attributable to Ameren common shareholders from continuing operations	395	160	(43)		—	512
Capital expenditures	648	701	30	(a)	—	1,379
Total assets(c)	12,867	7,397	711		(233)	20,742	(b)

(a)	Includes the elimination of intercompany transfers.

(b)	Excludes total assets from discontinued operations of $14 million, $15 million, and $165 million as of December 31, 2015, 2014, and 2013, respectively.

(c)
Reflects the adoption of the new authoritative accounting guidance for the presentation of debt issuance costs and balance sheet classification of deferred income taxes. See Note 1 – Summary of Significant Accounting Policies for additional information.

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2015				2014
Quarter ended(a)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$1,556	$1,401	$1,833	$1,308	$1,594	$1,419	$1,670	$1,370
Operating income	256	237	626	140	246	322	561	125
Net income	110	151	345	30	98	150	295	49
Net income attributable to Ameren common shareholders – continuing operations	$108	$98	$343	$30	$97	$150	$294	$46
Net income (loss) attributable to Ameren common shareholders – discontinued operations	—	52	—	(1)	(1)	(1)	(1)	2
Net income attributable to Ameren common shareholders	$108	$150	$343	$29	$96	$149	$293	$48
Earnings per common share – basic – continuing operations	$0.45	$0.40	$1.42	$0.12	$0.40	$0.62	$1.21	$0.19
Earnings (loss) per common share – basic – discontinued operations	—	0.21	—	—	—	(0.01)	—	0.01
Earnings per common share – basic	$0.45	$0.61	$1.42	$0.12	$0.40	$0.61	$1.21	$0.20
Earnings per common share – diluted – continuing operations	$0.45	$0.40	$1.41	$0.12	$0.40	$0.62	$1.20	$0.19
Earnings (loss) per common share – diluted – discontinued operations	—	0.21	—	—	—	(0.01)	—	0.01
Earnings per common share – diluted	$0.45	$0.61	$1.41	$0.12	$0.40	$0.61	$1.20	$0.20

(a)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is because of the effects of rounding and the changes in the number of weighted-average diluted shares outstanding each period.

Ameren Missouri Quarter ended	Operating Revenues	Operating Income	Net Income (Loss)	Net Income (Loss) Available to Common Shareholder
March 31, 2015	$800	$115	$42	$41
March 31, 2014	817	119	48	47
June 30, 2015	884	146	62	61
June 30, 2014	900	243	127	126
September 30, 2015	1,171	423	240	239
September 30, 2014	1,097	394	223	222
December 31, 2015	754	58	11	11
December 31, 2014	739	29	(5)	(5)

Ameren Illinois Quarter ended	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Shareholder
March 31, 2015	$745	$120	$54	$53
March 31, 2014	774	120	54	53
June 30, 2015	513	83	32	31
June 30, 2014	519	75	29	28
September 30, 2015	655	189	98	98
September 30, 2014	572	158	75	75
December 31, 2015	553	74	33	32
December 31, 2014	633	97	46	45

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2015, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2015. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness into future periods are subject to the risk that internal controls might become inadequate because of changes in conditions, and to the risk that the degree of compliance with the policies or procedures might deteriorate.

(c)	Change in Internal Control
There has been no change in the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2015 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Executive Officers of the Registrants” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. Walter J. Galvin serves as chairman of Ameren’s audit and risk committee and Catherine S. Brune, J. Edward Coleman, and Ellen M. Fitzsimmons serve as members. The board of directors of Ameren has determined that each of Walter J. Galvin and J. Edward Coleman qualifies as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
Also, on the same basis as reported above, the boards of directors of Ameren Missouri and Ameren Illinois use the nominating and corporate governance committee of Ameren’s board of directors to perform such committee functions. This committee is responsible for the nomination of directors and for corporate governance practices. Ameren’s nominating and corporate governance committee will consider director nominations from shareholders in accordance with its Policy Regarding Nominations of Directors, which can be found on Ameren’s website: www.ameren.com.
To encourage ethical conduct in its financial management and reporting, Ameren has adopted a code of ethics that applies to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, and the treasurer of each of the Ameren Companies. Ameren has also adopted a code of business conduct that applies to the directors, officers, and employees of the Ameren Companies. It is referred to as the Principles of Business Conduct. The Ameren

Companies make available free of charge through Ameren’s website (www.ameren.com) the Code of Ethics and the Principles of Business Conduct. Any amendment to the Code of Ethics or the Principles of Business Conduct and any waiver from a provision of the Code of Ethics or the Principles of Business Conduct as it relates to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, or the treasurer of each of the Ameren Companies will be posted on Ameren’s website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2015, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(a)	3,186,287	(c)	6,423,549
Equity compensation plans not approved by security holders	—	—	—
Total	3,186,287	(c)	6,423,549

(a)	Consists of the 2006 Incentive Plan and the 2014 Incentive Plan. The 2014 Plan replaced the 2006 Plan for any new grants made after April 24, 2014.

(b)
Pursuant to grants of performance share units (PSUs) under the 2006 Plan, 1,763,644 of the securities represent the estimated number of PSUs that were vested as of December 31, 2015 (including accrued and reinvested dividends), and 1,371,732 of the securities represent the target number of PSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2015 (including outstanding awards under the 2014 Plan as of December 31, 2015). The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the PSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentives: Performance Share Unit Program ("PSUP")” in Ameren’s definitive proxy statement for its 2016 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. 50,911 of the securities represent shares that may be issued as of December 31, 2015, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.

(c)
Earned PSUs and deferred compensation stock units are paid in shares of Ameren common stock on a one-for-one basis. Accordingly, the PSUs and deferred compensation stock units do not have a weighted-average exercise price.

Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2016 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Policy and Procedures With Respect to Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2016 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	153
(b)	Exhibit Index	153

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2015, 2014, and 2013
(In millions)	2015	2014	2013
Operating revenues	$—	$—	$—
Operating expenses	14	11	26
Operating loss	(14)	(11)	(26)
Equity in earnings of subsidiaries	600	607	546
Interest income from affiliates	6	3	3
Total other income (expense), net	(5)	2	(5)
Interest charges	3	16	42
Income tax (benefit)	5	(2)	(36)
Net Income Attributable to Ameren Common Shareholders – Continuing Operations	579	587	512
Net Income (Loss) Attributable to Ameren Common Shareholders – Discontinued Operations	51	(1)	(223)
Net Income Attributable to Ameren Common Shareholders	$630	$586	$289

Net Income Attributable to Ameren Common Shareholders – Continuing Operations	$579	$587	$512
Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $3, $(7), and $16, respectively	6	(12)	30
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	585	575	542
Net Income (Loss) Attributable to Ameren Common Shareholders – Discontinued Operations	51	(1)	(223)
Other Comprehensive Loss from Discontinued Operations, Net of Income taxes	—	—	(19)
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Common Shareholders	51	(1)	(242)
Comprehensive Income Attributable to Ameren Common Shareholders	$636	$574	$300

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$—	$1
Advances to money pool	—	55
Accounts receivable – affiliates	53	28
Notes receivable – affiliates	—	94
Miscellaneous accounts and notes receivable	3	39
Other current assets	9	14
Total current assets	65	231
Investments in subsidiaries – continuing operations	7,231	6,680
Investment in subsidiary – discontinued operations	(4)	(4)
Note receivable – ATXI	290	100
Accumulated deferred income taxes, net	426	407
Other assets	158	152
Total assets	$8,166	$7,566
Liabilities and Shareholders’ Equity:
Short-term debt	301	585
Borrowings from money pool	14	—
Accounts payable – affiliates	75	88
Other current liabilities	22	52
Total current liabilities	412	725
Long-term debt	694	—
Pension and other postretirement benefits	33	47
Other deferred credits and liabilities	81	81
Total liabilities	1,220	853
Commitments and Contingencies (Notes 4 and 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,616	5,617
Retained earnings	1,331	1,103
Accumulated other comprehensive loss	(3)	(9)
Total shareholders’ equity	6,946	6,713
Total liabilities and shareholders’ equity	$8,166	$7,566

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2015, 2014, and 2013
(In millions)	2015	2014	2013
Net cash flows provided by operating activities	$537	$514	$453
Cash flows from investing activities:
Money pool advances, net	55	279	(371)
Notes receivable – affiliates, net	(96)	(134)	(23)
Investments in subsidiaries	(509)	(280)	(50)
Distributions from subsidiaries	—	215	1
Proceeds from note receivable – Marketing Company	20	95	6
Contributions to note receivable – Marketing Company	(8)	(89)	(5)
Other	(24)	(12)	(3)
Net cash flows provided by (used in) investing activities	(562)	74	(445)
Cash flows from financing activities:
Dividends on common stock	(402)	(390)	(388)
Short-term debt, net	(284)	217	368
Money pool borrowings, net	14	—	—
Maturities of long-term debt	—	(425)	—
Issuances of long-term debt	700	—	—
Capital issuance costs	(6)	—	—
Other	2	—	—
Net cash flows provided by (used in) financing activities	24	(598)	(20)
Net change in cash and cash equivalents	$(1)	$(10)	$(12)
Cash and cash equivalents at beginning of year	1	11	23
Cash and cash equivalents at end of year	$—	$1	$11

Cash dividends received from consolidated subsidiaries	$575	$340	$570

Noncash investing activity – divestiture	$—	$—	$494
Noncash investing activity – investments in subsidiaries	(38)	(19)	—
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2015
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
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
Accounting Changes and Other Matters
Presentation of Debt Issuance Costs
During 2015, the FASB issued authoritative accounting guidance requiring debt issuance costs to be presented as a reduction to the associated debt liability. Previously, debt issuance costs were presented in "Other assets" on Ameren Corporation's (parent company only) balance sheet. Ameren Corporation (parent company only) early adopted this standard in 2015. Retrospective application of the new guidance had no impact on Ameren Corporation's (parent company only) balance sheet at December 31, 2014. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information.
Balance Sheet Classification of Deferred Income Taxes
During 2015, the FASB issued authoritative accounting guidance requiring all deferred tax assets and liabilities, along with any related valuation allowances, to be classified as noncurrent on the balance sheet. Previously, the current portion of deferred taxes was presented as

"Current accumulated deferred income taxes, net" and the noncurrent portion of deferred taxes was presented as "Accumulated deferred income taxes, net" on Ameren Corporation's (parent company only) balance sheet. Ameren Corporation (parent company only) early adopted this standard in 2015 and applied the guidance retrospectively. At December 31, 2014, the current portion of deferred income taxes of $143 million previously presented as "Current accumulated deferred income taxes, net" on Ameren Corporation's (parent company only) balance sheet was reclassified and presented in "Accumulated deferred income taxes, net" for comparative purposes.
Additional disclosures relating to the parent company financial statements are included within the combined notes under Part II, Item 8, of this report. See Note 1 – Summary of Significant Accounting Policies and Note 14 – Related Party Transactions under Part II, Item 8, of this report for information on the tax allocation agreement between Ameren Corporation (parent company only) and its subsidiaries.
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2014 and 2015.
Ameren Corporation (parent company only) had a total of $36 million in guarantees outstanding primarily for ATXI that were not recorded on its December 31, 2015 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 3 – LONG-TERM OBLIGATIONS
In November 2015, Ameren Corporation (parent company only) issued $350 million of 2.70% senior unsecured notes due November 15, 2020, with interest payable semiannually on May 15 and November 15 of each year, beginning May 15, 2016. Ameren (parent) received proceeds of $348 million, which were used to repay a portion of short-term debt.
In November 2015, Ameren Corporation (parent company only) issued $350 million of 3.65% senior unsecured notes due February 15, 2026, with interest payable semiannually on February 15 and August 15 of each year, beginning February 15, 2016. Ameren (parent) received proceeds of $347 million, which were used to repay a portion of short-term debt.
In May 2014, Ameren Corporation (parent company only) repaid at maturity $425 million of its 8.875% senior unsecured notes, plus accrued interest. The notes were repaid with proceeds from commercial paper issuances.
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation's (parent company only) long-term debt.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 5 – DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
On December 2, 2013, Ameren completed the divestiture of New AER to IPH in accordance with the transaction agreement between Ameren and IPH dated March 14, 2013, as amended by a letter agreement dated December 2, 2013. As a result of the divestiture in 2013, Ameren Corporation (parent company only) recorded a pretax loss on disposal of $201 million. This charge was included within "Net Loss Attributable to Ameren Common Shareholders – Discontinued Operations" in the Ameren Corporation (parent company only) Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2013.

During 2015, based on the completion of the IRS audit, Ameren Corporation (parent company only) removed a $53 million reserve for unrecognized tax benefits recorded in 2013 and recognized a tax benefit from discontinued operations. See Note 13 – Income Taxes under Part II, Item 8, of this report for additional information regarding Ameren Corporation's (parent company only) uncertain tax positions.
In 2015, Ameren paid $25 million related to a previously-recorded liability pursuant to the transaction agreement between Ameren and IPH with no resulting additional impact to its results of operations.
See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of this report for additional information regarding the divestiture transactions and discontinued operations.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2015	$21	$33	$5	$40	$19
2014	18	36	4	37	21
2013	17	35	4	38	18
Deferred tax valuation allowance:
2015	$10	$4	$(8)	$—	$6
2014	7	3	—	—	10
2013	2	5	—	—	7
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2015	$8	$13	$—	$14	$7
2014	5	16	—	13	8
2013	5	16	—	16	5
Deferred tax valuation allowance:
2015	$1	$—	$(1)	$—	$—
2014	1	—	—	—	1
2013	1	—	—	—	1
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2015	$13	$20	$5	$26	$12
2014	13	20	4	24	13
2013	12	19	4	22	13
Deferred tax valuation allowance:
2015	$1	$—	$(1)	$—	$—
2014	1	—	—	—	1
2013	1	—	—	—	1

(a)
Amounts associated with the allowance for doubtful accounts relate to the uncollectible account reserve associated with receivables purchased by Ameren Illinois from alternative retail electric suppliers, as required by the Illinois Public Utilities Act. The amounts relating to the deferred tax valuation allowance are for items that have expired and were removed from both the underlying accumulated deferred income tax account as well as the offsetting valuation account.

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

AMEREN CORPORATION (registrant)

Date:	February 26, 2016	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2016
Warner L. Baxter

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Bruce A. Steinke

	*	Director	February 26, 2016
Catherine S. Brune

	*	Director	February 26, 2016
J. Edward Coleman

	*	Director	February 26, 2016
Ellen M. Fitzsimmons

	*	Director	February 26, 2016
Rafael Flores

	*	Director	February 26, 2016
Walter J. Galvin

	*	Director	February 26, 2016
Richard J. Harshman

	*	Director	February 26, 2016
Gayle P.W. Jackson

	*	Director	February 26, 2016
James C. Johnson

	*	Director	February 26, 2016
Steven H. Lipstein

	*	Director	February 26, 2016
Stephen R. Wilson

	*	Director	February 26, 2016
Jack D. Woodard

*By	/s/ Martin J. Lyons, Jr.		February 26, 2016
Martin J. Lyons, Jr.
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 26, 2016	By	/s/ Michael L. Moehn
Michael L. Moehn Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Chairman and President, and Director (Principal Executive Officer)	February 26, 2016
Michael L. Moehn

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 26, 2016
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Bruce A. Steinke

	*	Director	February 26, 2016
Daniel F. Cole

	*	Director	February 26, 2016
Fadi M. Diya

	*	Director	February 26, 2016
Gregory L. Nelson

*By	/s/ Martin J. Lyons, Jr.		February 26, 2016
Martin J. Lyons, Jr.
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 26, 2016	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 26, 2016
Richard J. Mark

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 26, 2016
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Bruce A. Steinke

	*	Director	February 26, 2016
Daniel F. Cole

	*	Director	February 26, 2016
Craig D. Nelson

	*	Director	February 26, 2016
Gregory L. Nelson

*By	/s/ Martin J. Lyons, Jr.		February 26, 2016
Martin J. Lyons, Jr.
Attorney-in-Fact

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren	Transaction Agreement, dated as of March 14, 2013, between Ameren Corporation and Illinois Power Holdings, LLC	March 19, 2013 Form 8-K, Exhibit 2.1, File No. 1-14756
2.2	Ameren	Letter Agreement, dated December 2, 2013, between Ameren Corporation and Illinois Power Holdings, LLC, amending the Transaction Agreement, dated as of March 14, 2013	December 4, 2013 Form 8-K, Exhibit 2.2, File No. 1-14756
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended December 11, 2015	December 11, 2015 Form 8-K, Exhibit 3.1, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.1, File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.2, File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 2.70% Senior Notes due 2020 and the 3.65% Senior Notes due 2026 (including the global notes)	November 24, 2015 Form 8-K, Exhibits 4.3, 4.4 and 4.5, File No. 1-14756
4.4	Ameren Ameren Missouri
Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941
Exhibit B-1, File No. 2-4940
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	August 2, 1956 Form 8-K, Exhibit 2, File No. 1-2967
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	April 1971 Form 8-K, Exhibit 6, File No. 1-2967
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	February 1974 Form 8-K, Exhibit 3, File No. 1-2967
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.6, File No. 2-69821
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967

4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 15, 2003, relative to Series DD	August 4, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2003, relative to Series EE	October 8, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 1, 2004 relative to Series FF	May 18, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated December 1, 2005 relative to Series JJ	December 9, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2007 relative to Series KK	June 15, 2007 Form 8-K, Exhibit 4.5, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2008 relative to Series LL	April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.32	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.33	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.34	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.35	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.36	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967

4.37	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.38	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.39	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.40	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.41	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 28, 2003, establishing the 5.10% Senior Secured Notes due 2018 (including the global note)	August 4, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 1, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated December 8, 2005, establishing the 5.40% Senior Secured Notes due 2016 (including the global note)	December 9, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2007, establishing the 6.40% Senior Secured Notes due 2017 (including the global note)	June 15, 2007 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.52	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.53	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.54	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.55	Ameren Ameren Illinois
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
Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.62	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949	December 1949 Form 8-K, Exhibit A, File No. 1-2732
4.63	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957	July 1957 Form 8-K, Exhibit A, File No. 1-2732
4.64	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966	February 1966 Form 8-K, Exhibit A, File No. 1-2732
4.65	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992	January 30, 1992 Form 8-K, Exhibit 4(b), File No. 1-2732
4.66	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series AA and BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732
4.67	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.68	Ameren Ameren Illinois	Indenture, dated as of June 1, 2006, from CILCO (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)	June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.69	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.70	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.71	Ameren Ameren Illinois
CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.20% Senior Secured Notes due 2016 (including the global note) and the 6.70% Senior Secured Notes due 2036 (including the global note)
June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.72	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Illinois Power Company (predecessor in interest to Ameren Illinois) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series S	Exhibit 4.41, File No. 333-71061
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series T	Exhibit 4.42, File No. 333-71061
4.75	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of July 15, 1999, to Ameren Illinois Mortgage for Series U	June 30, 1999 Form 10-Q, Exhibit 4.4, File No. 1-3004
4.77	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2006, to Ameren Illinois Mortgage for Series AA	June 19, 2006 Form 8-K, Exhibit 4.13, File No. 1-3004
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 15, 2007, to Ameren Illinois Mortgage for Series BB	November 20, 2007 Form 8-K, Exhibit 4.4, File No. 1-3004
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of April 1, 2008, to Ameren Illinois Mortgage for Series CC	April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2008, to Ameren Illinois Mortgage for Series DD	October 23, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.4, File No. 1-3672

4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.86	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.87	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.88	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.89	Ameren Ameren Illinois	Indenture, dated as of June 1, 2006, from IP (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)	June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.90	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.91	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.92	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.93	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated June 14, 2006, establishing the 6.25% Senior Secured Notes due 2016 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.7, File No. 1-3004
4.94	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated November 15, 2007, establishing the 6.125% Senior Secured Notes due 2017 (including the global note)	November 20, 2007 Form 8-K, Exhibit 4.2, File No. 1-3004
4.95	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated April 8, 2008, establishing the 6.25% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.96	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 23, 2008, establishing the 9.75% Senior Secured Notes due 2018 (including the global note)	October 23, 2008 Form 8-K, Exhibit 4.2, File No. 1-3004
4.97	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3004
4.98	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.99	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.100	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.101	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 11, 2014, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2014 Form 8-K, Exhibit 10.1, File No. 1-14756
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 11, 2014, by and among Ameren, Ameren Illinois and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2014 Form 8-K, Exhibit 10.2, File No. 1-14756
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation revised on October 9, 2015 and effective as of January 1, 2016
10.5	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren Companies	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756

10.7	Ameren Companies	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren Companies	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren Companies	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2013 Ameren Executive Incentive Plan	December 18, 2012 Form 8-K, Exhibit 10.1, File No. 1-14756
10.11	Ameren Companies	*2014 Ameren Executive Incentive Plan	March 31, 2014 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.12	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.13	Ameren Companies	*2016 Ameren Executive Incentive Plan
10.14	Ameren Companies	*2013 Base Salary Table for Named Executive Officers	2012 Form 10-K, Exhibit 10.17, File No. 1-14756
10.15	Ameren Companies	*2014 Base Salary Table for Named Executive Officers	2013 Form 10-K, Exhibit 10.15, File No. 1-14756
10.16	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.17	Ameren Companies	*2016 Base Salary Table for Named Executive Officers
10.18	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.19	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.20	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.21	Ameren Companies	*Formula for Determining 2013 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 18, 2012 Form 8-K, Exhibit 99.1, File No. 1-14756
10.22	Ameren Companies	*Formula for Determining 2014 Target Performance Share Unit Awards to be Issued to Named Executive Officers	March 31, 2014 Form 10-Q, Exhibit 10.2, File No. 1-14756
10.23	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.24	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers
10.25	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
10.26	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2013 pursuant to 2006 Omnibus Incentive Compensation Plan	December 18, 2012 Form 8-K, Exhibit 10.2, File No. 1-14756
10.27	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2006 Omnibus Incentive Compensation Plan	March 31, 2014 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.28	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.29	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.30, File No. 1-14756
10.30	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan
10.32	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.33	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.34	Ameren Ameren Illinois	*CILCO Executive Deferral Plan as amended effective August 15, 1999	1999 Form 10-K, Exhibit 10, File No. 1-2732
10.35	Ameren Ameren Illinois	*CILCO Executive Deferral Plan II as amended effective April 1, 1999	1999 Form 10-K, Exhibit 10(a), File No. 1-2732
10.36	Ameren Ameren Illinois	*CILCO Restructured Executive Deferral Plan (approved August 15, 1999)	1999 Form 10-K, Exhibit 10(e), File No. 1-2732

10.37	Ameren	*Employment and Change of Control Agreement, dated March 13, 2013, between Steven R. Sullivan, AER and Ameren	March 19, 2013 Form 8-K, Exhibit 10.4, File No. 1-14756
10.38	Ameren	*Consulting Agreement between Charles D. Naslund and Ameren Services, dated March 2, 2015	March 31, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois' Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data File
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

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