Form 10-Q
period 2016-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2016-05-10
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of April 29, 2016, was as follows:

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

Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Ameren Companies with the SEC.
MEEIA 2013 - Ameren Missouri’s portfolio of customer energy efficiency programs, net shared benefits and performance incentive for 2013 through 2015, as approved by the MoPSC in August 2012.
MEEIA 2016 - Ameren Missouri’s portfolio of customer energy efficiency programs, throughput disincentive and performance incentive for March 2016 through February 2019, as approved by the MoPSC in February 2016.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, that may result from the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri's appeal of how an input used to calculate its performance incentive under MEEIA 2013 is determined, Ameren Illinois’ April 2016 annual electric delivery service formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

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

•
the effectiveness of Ameren Missouri's customer energy efficiency programs and the related amount of any revenues and performance incentive earned under MEEIA 2013, MEEIA 2016, and any future approved MEEIA plan;

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

•
Noranda's bankruptcy filing, the idling of operations at its aluminum smelter located in southeast Missouri, and the resulting impacts to Ameren Missouri's ability to recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to reflect Noranda’s actual sales volumes;

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

•	the impact of the adoption of new accounting guidance and the application of appropriate accounting rules and guidance;

•	actions of credit rating agencies and the effects of such actions;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;

•
the effects of breakdowns or failures of equipment in the operation of natural gas distribution and transmission systems and storage facilities, such as leaks, explosions and mechanical problems, and compliance with natural gas safety regulations;

•
the effects of our increasing investment in electric transmission projects, our ability to obtain all of the necessary approvals to complete the projects, and the uncertainty as to whether we will achieve our expected returns in a timely manner;

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

New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Electric	$1,102	$1,143
Gas	332	413
Total operating revenues	1,434	1,556
Operating Expenses:
Fuel	203	206
Purchased power	138	139
Gas purchased for resale	152	236
Other operations and maintenance	400	401
Depreciation and amortization	207	193
Taxes other than income taxes	114	125
Total operating expenses	1,214	1,300
Operating Income	220	256
Other Income and Expense:
Miscellaneous income	20	19
Miscellaneous expense	7	11
Total other income	13	8
Interest Charges	95	88
Income Before Income Taxes	138	176
Income Taxes	31	66
Income from Continuing Operations	107	110
Income from Discontinued Operations, Net of Taxes	—	—
Net Income	107	110
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Ameren Common Shareholders:
Continuing Operations	105	108
Discontinued Operations	—	—
Net Income Attributable to Ameren Common Shareholders	$105	$108

Earnings per Common Share – Basic and Diluted:
Continuing Operations	$0.43	$0.45
Discontinued Operations	—	—
Earnings per Common Share – Basic and Diluted	$0.43	$0.45

Dividends per Common Share	$0.425	$0.41
Average Common Shares Outstanding – Basic	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2016	2015
Income from Continuing Operations	$107	$110
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $1 and $-, respectively	(2)	—
Comprehensive Income from Continuing Operations	105	110
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Ameren Common Shareholders	$103	$108
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$13	$292
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $19, respectively)	428	388
Unbilled revenue	186	239
Miscellaneous accounts and notes receivable	56	98
Materials and supplies	483	538
Current regulatory assets	215	260
Other current assets	63	88
Assets of discontinued operations	14	14
Total current assets	1,458	1,917
Property and Plant, Net	19,000	18,799
Investments and Other Assets:
Nuclear decommissioning trust fund	567	556
Goodwill	411	411
Regulatory assets	1,376	1,382
Other assets	573	575
Total investments and other assets	2,927	2,924
TOTAL ASSETS	$23,385	$23,640
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$135	$395
Short-term debt	581	301
Accounts and wages payable	429	777
Taxes accrued	77	43
Interest accrued	99	89
Customer deposits	98	100
Current regulatory liabilities	87	80
Other current liabilities	305	279
Liabilities of discontinued operations	28	29
Total current liabilities	1,839	2,093
Long-term Debt, Net	6,881	6,880
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,928	3,885
Accumulated deferred investment tax credits	59	60
Regulatory liabilities	1,931	1,905
Asset retirement obligations	625	618
Pension and other postretirement benefits	581	580
Other deferred credits and liabilities	530	531
Total deferred credits and other liabilities	7,654	7,579
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,539	5,616
Retained earnings	1,333	1,331
Accumulated other comprehensive loss	(5)	(3)
Total Ameren Corporation shareholders’ equity	6,869	6,946
Noncontrolling Interests	142	142
Total equity	7,011	7,088
TOTAL LIABILITIES AND EQUITY	$23,385	$23,640
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$107	$110
(Income) from discontinued operations, net of taxes	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	195
Amortization of nuclear fuel	24	23
Amortization of debt issuance costs and premium/discounts	6	5
Deferred income taxes and investment tax credits, net	42	59
Allowance for equity funds used during construction	(8)	(5)
Share-based compensation costs	6	8
Other	(3)	(11)
Changes in assets and liabilities:
Receivables	55	(48)
Materials and supplies	55	75
Accounts and wages payable	(246)	(215)
Taxes accrued	30	35
Regulatory assets and liabilities	81	62
Assets, other	4	14
Liabilities, other	(25)	(21)
Pension and other postretirement benefits	9	27
Counterparty collateral, net	3	(2)
Net cash provided by operating activities – continuing operations	350	311
Net cash provided by (used in) operating activities – discontinued operations	(1)	1
Net cash provided by operating activities	349	312
Cash Flows From Investing Activities:
Capital expenditures	(496)	(417)
Nuclear fuel expenditures	(21)	(17)
Purchases of securities – nuclear decommissioning trust fund	(130)	(84)
Sales and maturities of securities – nuclear decommissioning trust fund	125	79
Proceeds from note receivable – Marketing Company	—	5
Contributions to note receivable – Marketing Company	—	(5)
Other	(2)	—
Net cash used in investing activities – continuing operations	(524)	(439)
Net cash provided by investing activities – discontinued operations	14	—
Net cash used in investing activities	(510)	(439)
Cash Flows From Financing Activities:
Dividends on common stock	(103)	(99)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	280	241
Maturity of long-term debt	(260)	—
Employee payroll taxes related to share-based payments	(32)	(12)
Other	(1)	—
Net cash provided by (used in) financing activities – continuing operations	(118)	128
Net change in cash and cash equivalents	(279)	1
Cash and cash equivalents at beginning of year	292	5
Cash and cash equivalents at end of period	$13	$6
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Electric	$694	$742
Gas	47	58
Total operating revenues	741	800
Operating Expenses:
Fuel	203	206
Purchased power	42	39
Gas purchased for resale	21	31
Other operations and maintenance	212	211
Depreciation and amortization	127	118
Taxes other than income taxes	73	80
Total operating expenses	678	685
Operating Income	63	115
Other Income and Expense:
Miscellaneous income	15	11
Miscellaneous expense	2	3
Total other income	13	8
Interest Charges	52	55
Income Before Income Taxes	24	68
Income Taxes	9	26
Net Income	15	42
Other Comprehensive Income	—	—
Comprehensive Income	$15	$42

Net Income	$15	$42
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$14	$41
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$199
Advances to money pool	—	36
Accounts receivable – trade (less allowance for doubtful accounts of $6 and $7, respectively)	150	174
Accounts receivable – affiliates	16	54
Unbilled revenue	105	128
Miscellaneous accounts and notes receivable	44	78
Materials and supplies	389	387
Current regulatory assets	55	89
Other current assets	29	41
Total current assets	788	1,186
Property and Plant, Net	11,181	11,183
Investments and Other Assets:
Nuclear decommissioning trust fund	567	556
Regulatory assets	591	605
Other assets	316	321
Total investments and other assets	1,474	1,482
TOTAL ASSETS	$13,443	$13,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6	$266
Short-term debt	165	—
Accounts and wages payable	174	417
Accounts payable – affiliates	59	56
Taxes accrued	64	31
Interest accrued	50	59
Current regulatory liabilities	15	28
Other current liabilities	132	120
Total current liabilities	665	977
Long-term Debt, Net	3,845	3,844
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,857	2,844
Accumulated deferred investment tax credits	57	58
Regulatory liabilities	1,181	1,172
Asset retirement obligations	619	612
Pension and other postretirement benefits	236	234
Other deferred credits and liabilities	27	28
Total deferred credits and other liabilities	4,977	4,948
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,822	1,822
Preferred stock	80	80
Retained earnings	1,543	1,669
Total shareholders’ equity	3,956	4,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,443	$13,851
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$15	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	121
Amortization of nuclear fuel	24	23
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	9	21
Allowance for equity funds used during construction	(7)	(4)
Changes in assets and liabilities:
Receivables	81	60
Materials and supplies	(2)	(14)
Accounts and wages payable	(172)	(171)
Taxes accrued	31	40
Regulatory assets and liabilities	45	27
Assets, other	5	3
Liabilities, other	3	(5)
Pension and other postretirement benefits	5	12
Net cash provided by operating activities	169	157
Cash Flows From Investing Activities:
Capital expenditures	(178)	(145)
Nuclear fuel expenditures	(21)	(17)
Purchases of securities – nuclear decommissioning trust fund	(130)	(84)
Sales and maturities of securities – nuclear decommissioning trust fund	125	79
Money pool advances, net	36	—
Other	(2)	(2)
Net cash used in investing activities	(170)	(169)
Cash Flows From Financing Activities:
Dividends on common stock	(140)	(315)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	165	43
Money pool borrowings, net	—	61
Maturity of long-term debt	(260)	—
Capital contribution from parent	38	224
Net cash (used in) provided by financing activities	(198)	12
Net change in cash and cash equivalents	(199)	—
Cash and cash equivalents at beginning of year	199	1
Cash and cash equivalents at end of period	$—	$1
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Electric	$392	$390
Gas	285	355
Total operating revenues	677	745
Operating Expenses:
Purchased power	104	102
Gas purchased for resale	131	205
Other operations and maintenance	194	202
Depreciation and amortization	77	73
Taxes other than income taxes	38	43
Total operating expenses	544	625
Operating Income	133	120
Other Income and Expense:
Miscellaneous income	5	7
Miscellaneous expense	5	5
Total other income	—	2
Interest Charges	35	33
Income Before Income Taxes	98	89
Income Taxes	38	35
Net Income	60	54
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1) and $(1), respectively	(1)	(1)
Comprehensive Income	$59	$53

Net Income	$60	$54
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$59	$53
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$71
Advances to money pool	58	—
Accounts receivable – trade (less allowance for doubtful accounts of $15 and $12, respectively)	262	204
Accounts receivable – affiliates	10	22
Unbilled revenue	81	111
Miscellaneous accounts receivable	12	19
Materials and supplies	94	151
Current regulatory assets	156	167
Other current assets	13	15
Total current assets	686	760
Property and Plant, Net	6,956	6,848
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	777	771
Other assets	114	113
Total investments and other assets	1,302	1,295
TOTAL ASSETS	$8,944	$8,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$129	$129
Accounts and wages payable	180	249
Accounts payable – affiliates	55	66
Taxes accrued	12	13
Interest accrued	44	28
Customer deposits	67	69
Mark-to-market derivative liabilities	51	45
Current environmental remediation	38	28
Current regulatory liabilities	55	39
Other current liabilities	82	86
Total current liabilities	713	752
Long-term Debt, Net	2,343	2,342
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,518	1,480
Accumulated deferred investment tax credits	2	2
Regulatory liabilities	749	732
Pension and other postretirement benefits	271	271
Environmental remediation	187	205
Other deferred credits and liabilities	236	222
Total deferred credits and other liabilities	2,963	2,912
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	854	825
Accumulated other comprehensive income	4	5
Total shareholders’ equity	2,925	2,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,944	$8,903

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$60	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77	72
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and investment tax credits, net	37	13
Other	(3)	(3)
Changes in assets and liabilities:
Receivables	(22)	(41)
Materials and supplies	57	89
Accounts and wages payable	(33)	(11)
Taxes accrued	(3)	24
Regulatory assets and liabilities	32	33
Assets, other	7	5
Liabilities, other	12	4
Pension and other postretirement benefits	4	11
Net cash provided by operating activities	229	254
Cash Flows From Investing Activities:
Capital expenditures	(211)	(174)
Money pool advances, net	(58)	(33)
Net cash used in investing activities	(269)	(207)
Cash Flows From Financing Activities:
Dividends on common stock	(30)	—
Dividends on preferred stock	(1)	(1)
Short-term debt, net	—	(32)
Money pool borrowings, net	—	(15)
Net cash used in financing activities	(31)	(48)
Net change in cash and cash equivalents	(71)	(1)
Cash and cash equivalents at beginning of year	71	1
Cash and cash equivalents at end of period	$—	$—
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016
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
Unless otherwise stated, these notes to Ameren’s financial statements exclude discontinued operations for all periods presented. See Note 12 - Discontinued Operations in this report and Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information.
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
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair statement of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
Asset Retirement Obligations
AROs at Ameren, Ameren Missouri, and Ameren Illinois increased at March 31, 2016, compared to December 31, 2015, to reflect the accretion of obligations to their fair value, partially offset by immaterial settlements.

Share-based Compensation
A summary of nonvested performance share units at March 31, 2016, and changes during the three months ended March 31, 2016, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2016	1,024,870	$46.08
Granted(a)	580,737	44.13
Forfeitures	(12,315)	45.12
Vested(b)	(8,265)	42.91
Nonvested at March 31, 2016	1,585,027	$45.39

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees under the 2014 Incentive Plan.

(b)
Performance share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each performance share unit awarded in 2016 under the 2014 Incentive Plan was determined to be

$44.13, which was based on Ameren’s closing common share price of $43.23 at December 31, 2015, and lattice simulations.

Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2016. The simulations can produce a greater fair value for the performance share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.31%, volatility of 15% to 20% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three months ended March 31, 2016 and 2015:

	Three Months
	2016	2015
Ameren Missouri	$30	$34
Ameren Illinois	20	23
Ameren	$50	$57
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2016 and 2015. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share. The calculation of diluted earnings per share reflected the adoption of FASB guidance related to employee share-based payment accounting discussed below.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative accounting guidance that amends the consolidation analysis for variable interest entities and voting interest entities. The new guidance affects (1) limited partnerships, similar legal entities, and certain investment funds, (2) the evaluation of fees paid to a decision maker or service provider as a variable interest, (3) how fee arrangements impact the primary beneficiary determination, and (4) the evaluation of related party relationships on the primary beneficiary determination. The adoption of this guidance in the first quarter of 2016 did not impact the Ameren Companies’ results of operations, financial position, cash flows, or disclosures.
Leases
In February 2016, the FASB issued authoritative accounting guidance that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Ameren Companies in the first quarter of 2019 with an option for entities to early adopt. Upon adoption, the Ameren Companies will recognize and measure operating leases on their respective balance sheets at the beginning of the earliest period presented. The Ameren Companies are currently assessing the impacts of this guidance on their results of operations, financial position, cash flows, and disclosures.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative accounting guidance that simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Ameren determines for each performance share unit award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or an excess tax deficit. Previously, excess tax benefits were recognized in "Other paid-in capital" on Ameren’s consolidated balance sheet, and in certain cases, excess tax deficits were recognized in “Income taxes” on Ameren’s consolidated income statement. The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur. Ameren adopted this guidance in the first quarter of 2016, which resulted in recognition of a $21 million income tax benefit during the period. For the three months ended March 31, 2015, Ameren reclassified, for comparison purposes, $2 million of excess tax benefits on the statement of cash flows from financing to operating activity, and $12 million of employee payroll taxes related to share-based payments from operating to financing activity.
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
Missouri
MEEIA 2013
The MEEIA 2013 performance incentive allowed Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceeded those goals. In November 2015, the MoPSC issued an order that clarified how an input used in the calculation of the performance incentive would be determined. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. If the Missouri Court of Appeals upholds the MoPSC order, the MEEIA 2013 performance incentive will be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. A decision from the Missouri Court of Appeals is expected in 2016. Separately, an order from the MoPSC determining the MEEIA 2013 performance incentive is also expected in 2016. Ameren Missouri has not recorded any revenues associated with the MEEIA 2013 performance incentive. Ameren Missouri believes it will ultimately be found to have exceeded 100% of the customer energy efficiency goals, and it therefore expects to recognize revenues relating to the MEEIA 2013 performance incentive of at least $19 million in 2016.

Noranda
Ameren Missouri supplies electricity to Noranda’s aluminum smelter located in southeast Missouri under a long-term power supply agreement.
In the first quarter of 2016, Noranda idled production at its aluminum smelter. In addition, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow. Ameren Missouri has been working with Noranda, legislators, and other stakeholders on a potential legislative solution to support Noranda’s operations. For utility service through March 31, 2016, Noranda prepaid an amount to Ameren Missouri in excess of its utility service usage. Ameren Missouri expects to be paid in full for utility services provided to Noranda.
In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the smelter using approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity. Ameren Missouri’s rates, including those for Noranda, are seasonal. Noranda’s summer base rate (June through September) is $45.78 per megawatthour, and its winter base rate (October through May) is $31.11 per megawatthour.
In 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates. As a result, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to accurately reflect Noranda’s actual sales volumes. As a result of Noranda’s idled production described above, Ameren Missouri is applying a provision in its FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced tariff sales to Noranda. The current market price of electricity is less than Noranda’s electric rate, and Ameren Missouri expects market prices to remain below Noranda’s electric rate during 2016. Accordingly, this FAC-tariff provision will not enable Ameren Missouri to fully recover its revenue requirement under current market conditions.
Ameren Missouri expects to file an electric rate case in 2016 to reflect additional infrastructure investments and rising costs, including depreciation, transmission service, and property tax expenses, and expects the resulting new rates to reflect Noranda’s actual sales volumes, which would prospectively eliminate the impact of the current revenue shortfall from Noranda sales levels. The rate case would take place over a period of up to 11 months from the date of filing. Ameren Missouri may seek recovery of lost revenues in a filing with the MoPSC to recover certain costs incurred but not contemporaneously recovered by rate revenues as a result of Noranda's reduced operations. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate regulatory and legislative options that might mitigate adverse financial impacts. The reduction in Noranda’s sales volumes have adversely affected and will continue to adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity until customer rates are adjusted in a future rate case.
ATXI Transmission Projects
The Mark Twain project is a MISO-approved 95-mile transmission line located in northeast Missouri. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Starting construction under the certificate is subject to ATXI obtaining assents from the five counties where the line will be constructed. The Mark Twain project is expected to be completed in 2018. Extended difficulties in obtaining the assents could delay the completion date.
Illinois
IEIMA
Under the provisions of the IEIMA's performance-based formula rate-making framework, which currently extends through 2019, Ameren Illinois’ electric delivery service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of March 31, 2016, Ameren Illinois had recorded regulatory assets of $9 million, $65 million, and $82 million, to reflect its expected 2016 and 2015 revenue requirement reconciliation adjustments and the approved 2014 revenue requirement reconciliation adjustment, with interest, respectively.
In April 2016, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016, consistent with the ICC’s December 2015 annual update filing order. As of December 31, 2015, Ameren Illinois had recorded a regulatory asset of $103 million related to the approved 2014 revenue requirement reconciliation adjustment.

Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In December 2015, an administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32% and would require customer refunds to be issued for the 15-month period ending February 2015. The allowed base return on common equity in the initial decision was based on observable market data for the six months ended June 30, 2015. The FERC is expected to issue a final order on the November 2013 complaint case in the fourth quarter of 2016.
Because the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff to 8.67%. The initial decision from an administrative law judge in the February 2015 complaint case, which will subsequently require FERC approval, is expected to be issued in the second quarter of 2016.
On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Beginning with its January 6, 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases discussed above.
As of March 31, 2016, Ameren and Ameren Illinois had current regulatory liabilities of $55 million and $37 million, respectively, representing their estimates of the potential refunds from the November 12, 2013 refund effective date through March 31, 2016. Ameren and Ameren Illinois recorded liabilities to reflect the allowed base return on common equity in the initial decision for the November 2013 complaint case refund period and the observable market data for the six months ended December 31, 2015, for the February 2015 complaint case refund period. Ameren’s and Ameren Illinois’ liabilities also reflect the January 6, 2015 incentive adder discussed above. Ameren Missouri did not record a liability as of March 31, 2016, and it does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.

The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the three months ended March 31, 2016, but were used to support commercial paper issuances and to issue letters of credit. Based on letters of credit issued under the Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at March 31, 2016, was $1.5 billion.
Commercial Paper
The following table presents commercial paper outstanding at Ameren (parent), Ameren Missouri, and Ameren Illinois as of March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Ameren (parent)	$416	$301
Ameren Missouri	165	—
Ameren Illinois	—	—
Ameren Consolidated	$581	$301
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the three months ended March 31, 2016 and 2015:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2016
Average daily commercial paper outstanding	$349	$68	$—	$417
Weighted-average interest rate	0.82%	0.80%	—%	0.81%
Peak commercial paper during period(a)	$482	$208	$—	$581
Peak interest rate	0.95%	0.85%	—%	0.95%
2015
Average daily commercial paper outstanding	$691	$151	$10	$852
Weighted-average interest rate	0.55%	0.49%	0.44%	0.53%
Peak commercial paper during period(a)	$815	$243	$39	$955
Peak interest rate	0.70%	0.60%	0.60%	0.70%

(a)
The timing of peak commercial paper issuances varies by company, and therefore the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

Indebtedness Provisions and Other Covenants
The information below is a summary of the Ameren Companies’ compliance with financial covenants in the Credit Agreements. See Note 4 - Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a detailed description of these provisions. The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities.
The Credit Agreements require Ameren, Ameren Missouri, and Ameren Illinois to each maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of March 31, 2016, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 52%, 49%, and 46%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the Credit Agreements, if Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. As of March 31, 2016, Ameren’s senior long-term unsecured credit rating exceeded the minimum rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable Credit Agreement.
The Credit Agreements contain default provisions that apply separately to each borrower; provided, however, that a default of Ameren Missouri or Ameren Illinois under the applicable Credit Agreement will also be deemed to constitute a default of Ameren under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $75 million in the aggregate (including under the other Credit Agreement). However, under the default provisions of the Credit Agreements, any default of Ameren under any Credit Agreement that results solely from a default of Ameren Missouri or Ameren Illinois thereunder does not result in a cross-default of Ameren under the other Credit Agreement. Further, the Credit Agreement default provisions provide that an Ameren default under any of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.

None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the covenants in their credit agreements at March 31, 2016.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2016 and 2015, was 0.47% and 0.08%, respectively.
See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2016 and 2015.

NOTE 4 - LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In February 2016, $260 million principal amount of Ameren Missouri's 5.40% senior secured notes matured and was repaid with cash on hand and commercial paper borrowings.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of March 31, 2016, at an assumed annual interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	3.8	$3,809		≥2.5	95.8	$2,128
Ameren Illinois	≥2.0	6.4	3,642	(d)	≥1.5	2.6	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $1,206 million and $204 million at Ameren Missouri and Ameren Illinois, respectively.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of March 31, 2016, Ameren Illinois had 51% equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At March 31, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three months ended March 31, 2016 and 2015:

	Three Months
	2016	2015
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$8	$5
Interest income on industrial development revenue bonds	7	7
Interest income	4	4
Other	1	3
Total miscellaneous income	$20	$19
Miscellaneous expense:
Donations	$5	$8
Other	2	3
Total miscellaneous expense	$7	$11
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$7	$4
Interest income on industrial development revenue bonds	7	7
Other	1	—
Total miscellaneous income	$15	$11
Miscellaneous expense:
Donations	$1	$2
Other	1	1
Total miscellaneous expense	$2	$3
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1
Interest income	4	4
Other	—	2
Total miscellaneous income	$5	$7
Miscellaneous expense:
Donations	$4	$3
Other	1	2
Total miscellaneous expense	$5	$5

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2016, and December 31, 2015. As of March 31, 2016, these contracts ran through October 2018, March 2021, May 2032, and January 2019 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2016			2015
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	29	(b)	29	35	(b)	35
Natural gas (in mmbtu)	29	150	179	30	151	181
Power (in megawatthours)	1	9	10	1	10	11
Uranium (pounds in thousands)	428	(b)	428	494	(b)	494

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and regulatory liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and regulatory liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2016, and December 31, 2015, all contracts received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2016, and December 31, 2015:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2016
Natural gas	Other assets	$—	$1	$1
Power	Other current assets	6	—	6
	Total assets (a)	$6	$1	$7
Fuel oils	Other current liabilities	$19	$—	$19
	Other deferred credits and liabilities	6	—	6
Natural gas	MTM derivative liabilities	(b)	36	(b)
	Other current liabilities	7	—	43
	Other deferred credits and liabilities	7	15	22
Power	MTM derivative liabilities	(b)	15	(b)
	Other current liabilities	—	—	15
	Other deferred credits and liabilities	—	172	172
Uranium	Other current liabilities	2	—	2
	Other deferred credits and liabilities	2	—	2
	Total liabilities (c)	$43	$238	$281
2015
Natural gas	Other current assets	$—	$1	$1
	Other assets	1	—	1
Power	Other current assets	16	—	16
	Total assets (a)	$17	$1	$18
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	32	(b)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(b)	13	(b)
	Other current liabilities	—	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Total liabilities (c)	$44	$220	$264

(a)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	Balance sheet line item not applicable to registrant.

(c)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2016, and December 31, 2015:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2016
Assets:
Ameren Missouri	$6	$2	$—	$4
Ameren Illinois	1	1	—	—
Ameren	$7	$3	$—	$4
Liabilities:
Ameren Missouri	$43	$2	$8	$33
Ameren Illinois	238	1	2	235
Ameren	$281	$3	$10	$268
2015
Assets:
Ameren Missouri	$17	$1	$—	$16
Ameren Illinois	1	—	—	1
Ameren	$18	$1	$—	$17
Liabilities:
Ameren Missouri	$44	$1	$8	$35
Ameren Illinois	220	—	3	217
Ameren	$264	$1	$11	$252

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of March 31, 2016, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on March 31, 2016, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2016
Ameren Missouri	$88	$7	$76
Ameren Illinois	77	2	71
Ameren	$165	$9	$147

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

(b)
As collateral requirements with certain counterparties are based on master netting arrangements or similar agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.

NOTE 7 - FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various methods to determine fair value, including market, income, and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about market risk or the risks inherent in the inputs to the valuation. Inputs to valuation can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Authoritative accounting guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value.
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

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2016, and December 31, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability - commodity contracts(a):
2016
	Natural gas	$—	$(1)	Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.60) - 0	(0.50)
					Counterparty credit risk(%)(c)(d)	0.40 - 6	0.93
					Ameren Illinois credit risk(%)(c)(d)	0.40	(e)
	Power(f)	6	(187)	Discounted cash flow	Average forward peak and off-peak pricing - forwards/swaps($/MWh)(g)	18 - 37	27
					Estimated auction price for FTRs($/MW)(b)	(818) - 1,062	67
					Nodal basis($/MWh)(g)	(10) - (1)	(2)
					Counterparty credit risk(%)(c)(d)	0.55	(e)
					Ameren Illinois credit risk(%)(c)(d)	0.40	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	3 - 5	4
					Escalation rate(%)(b)(h)	4	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6
	Uranium	—	(4)	Option model	Volatilities(%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing($/pound)(b)	28 - 33	31
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
2015
	Natural gas	$1	$(1)	Option model	Volatilities(%)(b)	35 – 55	45
					Nodal basis($/mmbtu)(c)	(0.30) – 0	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.10) – 0	(0.10)
					Counterparty credit risk(%)(c)(d)	0.40 – 12	7
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
	Power(f)	16	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(g)	22 – 39	29
					Estimated auction price for FTRs($/MW)(b)	(270) – 2,057	211
					Nodal basis($/MWh)(g)	(10) – (1)	(3)
					Counterparty credit risk(%)(c)(d)	0.86	(e)
					Ameren Illinois credit risk(%)(c)(d)	0.40	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	3 – 4	4
					Escalation rate(%)(b)(h)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
	Uranium	—	(1)	Option model	Volatilities(%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 – 42	37
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2020. Valuations beyond 2020 use fundamentally modeled pricing by month for peak and off-peak demand.

(g)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(h)	Escalation rate applies to power prices 2031 and beyond for March 31, 2016 and to power prices 2026 and beyond for December 31, 2015.
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first quarter of 2016 or 2015. At March 31, 2016, and December 31, 2015, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Natural gas	$—	$1	$—	$1
	Power	—	—	6	6
	Total derivative assets - commodity contracts	$—	$1	$6	$7
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	369	—	—	369
	Debt securities:
	U.S. treasury and agency securities	—	121	—	121
	Corporate bonds	—	56	—	56
	Other	—	18	—	18
	Total nuclear decommissioning trust fund	$371	$195	$—	$566	(b)
	Total Ameren	$371	$196	$6	$573
Ameren	Derivative assets - commodity contracts(a):
Missouri	Power	$—	$—	$6	$6
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	369	—	—	369
	Debt securities:
	U.S. treasury and agency securities	—	121	—	121
	Corporate bonds	—	56	—	56
	Other	—	18	—	18
	Total nuclear decommissioning trust fund	$371	$195	$—	$566	(b)
	Total Ameren Missouri	$371	$195	$6	$572
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$25	$—	$—	$25
	Natural gas	1	63	1	65
	Power	—	—	187	187
	Uranium	—	—	4	4
	Total Ameren	$26	$63	$192	$281
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$25	$—	$—	$25
	Natural gas	1	13	—	14
	Uranium	—	—	4	4
	Total Ameren Missouri	$26	$13	$4	$43
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$50	$1	$51
	Power	—	—	187	187
	Total Ameren Illinois	$—	$50	$188	$238

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $1 million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Natural gas	$—	$1	$1	$2
	Power	—	—	16	16
	Total derivative assets - commodity contracts	$—	$1	$17	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren	$368	$190	$17	$575
Ameren	Derivative assets - commodity contracts(a):
Missouri	Natural gas	$—	$—	$1	$1
	Power	—	—	16	16
	Total derivative assets - commodity contracts	$—	$—	$17	$17
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren Missouri	$368	$189	$17	$574
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$29	$—	$—	$29
	Natural gas	1	62	1	64
	Power	—	—	170	170
	Uranium	—	—	1	1
	Total Ameren	$30	$62	$172	$264
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$29	$—	$—	$29
	Natural gas	—	13	1	14
	Uranium	—	—	1	1
	Total Ameren Missouri	$29	$13	$2	$44
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$1	$49	$—	$50
	Power	—	—	170	170
	Total Ameren Illinois	$1	$49	$170	$220

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Natural gas:
Beginning balance at January 1, 2016	$—		$—	$—
Settlements	—		(1)	(1)
Ending balance at March 31, 2016	$—		$(1)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2016	$—		$—	$—
Power:
Beginning balance at January 1, 2016	$16		$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(3)		(21)	(24)
Settlements	(7)		4	(3)
Ending balance at March 31, 2016	$6		$(187)	$(181)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2016	$—		$(19)	$(19)
Uranium:
Beginning balance at January 1, 2016	$(1)	$	(a)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(3)		(a)	(3)
Ending balance at March 31, 2016	$(4)	$	(a)	$(4)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2016	$(3)	$	(a)	$(3)

(a)	Not applicable.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at March 31, 2016, and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)	$7,016	$7,744	$7,275	$7,814
Preferred stock(a)	142	126	142	125
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,851	$4,280	$4,110	$4,449
Preferred stock	80	75	80	75
Ameren Illinois:
Long-term debt (including current portion)	$2,472	$2,744	$2,471	$2,665
Preferred stock	62	51	62	50

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
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
Electric Power Supply Agreement
In April 2016, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products through May 31, 2019. Ameren Missouri was among the winning suppliers in this event. As a result Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase 375,200 megawatthours at an average price of $34.71 per megawatthour during the period of June 1, 2017, through September 30, 2018.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three months ended March 31, 2016 and 2015:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2016		$9	$	(a)
agreements with Ameren Illinois		2015		1		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		6		1
rent and facility services		2015		6		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		(b)		(b)
miscellaneous support services		2015		(b)		(b)
Total Operating Revenues		2016		$15		$1
		2015		7		1
Ameren Illinois power supply	Purchased Power	2016	$	(a)		$9
agreements with Ameren Missouri		2015		(a)		1
Ameren Illinois transmission	Purchased Power	2016		(a)		(b)
services with ATXI		2015		(a)		1
Total Purchased Power		2016	$	(a)		$9
		2015		(a)		2
Ameren Services support services	Other Operations and Maintenance	2016		$34		$31
agreement		2015		34		29
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2016	$	(b)	$	(b)
		2015		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Reference is made to Note 1 - Summary of Significant Accounting Policies, Note 2 - Rate and Regulatory Matters, Note 14 - Related Party Transactions, Note 15 - Commitments and Contingencies, and Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K. See also Note 2 - Rate and Regulatory Matters, Note 8 - Related Party Transactions, and Note 10 - Callaway Energy Center.
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at March 31, 2016. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2016.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	13,114	(a)	127	(b)
	$13,489	(c)	$127
Property damage:
NEIL	$2,750	(d)	$30	(e)
European Mutual Association for Nuclear Insurance	450	(f)	—
	$3,200		$30
Replacement power:
NEIL	$490	(g)	$7	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

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

(d)
NEIL provides $2.25 billion in property damage, decontamination, and premature decommissioning insurance for radiation events. NEIL provides $2.3 billion in property damage for nonradiation events. An additional $500 million is provided for radiation events only. The total provided by NEIL for radiation and nonradiation events is $2.75 billion and $2.3 billion, respectively.

(e)	All NEIL insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.

(f)
European Mutual Association for Nuclear Insurance provides $450 million in excess of the $2.75 billion and $2.3 billion property coverage for radiation and nonradiation events, respectively, provided by NEIL.

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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois have entered into various long-term commitments for purchased power and natural gas for distribution. At March 31, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,566 million, $2,786 million, and $1,729 million, respectively. For additional information regarding our obligations and commitments at December 31, 2015, see Note 15 - Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
In April 2016, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products through May 31, 2019. In this event, Ameren Illinois contracted to purchase approximately 3,609,800 megawatthours of energy products for $105 million, from June 1, 2016, through May 31, 2019. See Note 8 - Related Party Transactions in this report for additional information regarding the energy product agreement between Ameren Missouri and Ameren Illinois as a result of this procurement event.
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. Such requirements can impact the siting, development and operation of new and existing generation, transmission, distribution and natural gas storage facilities. Such requirements can encompass emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy approval processes are required to obtain, modify or renew permits and licenses for new or existing facilities. Additionally, the use and handling of various chemicals or hazardous materials at some of our facilities require release prevention plans and emergency response procedures.
The EPA has promulgated several environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants; and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures or new cooling towers at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs and their recovery could result in regulatory lag.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $600 million to $700 million in the aggregate from 2016 through 2020 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional air emissions controls within the next six to 10 years. This estimate includes capital expenditures required for the CCR regulations, the rule applicable to cooling water intake structures at existing power plants under the Clean Water Act, and the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act, all of which are discussed below. These estimates do not include the impacts of the Clean Power Plan discussed below. Considerable uncertainty remains in these estimates. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant new environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The CSAPR became effective in 2015. There will be further emission reduction requirements in 2017 and potentially more in subsequent years. To achieve compliance with CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri does not expect to make additional capital investments to comply with the current CSAPR requirements. However, Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants, was issued by the EPA in August 2015 but stayed by the United States Supreme Court in February 2016 pending the outcome of various appeals, as discussed below.

If upheld, the Clean Power Plan would require Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that would require each state to demonstrate progress in achieving its CO2 reduction target. Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. Significant uncertainty exists regarding the impact of the Clean Power Plan, as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until such time as legal appeals are concluded. The District of Columbia Circuit Court of Appeals has scheduled hearings for June 2016 on the legality of the rule. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued in 2016 and subsequent appeals to the United States Supreme Court are likely. Appeals are expected to take several years to conclude. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs and require Ameren Missouri to make new or accelerated capital expenditures. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
Also, in 2015, the EPA issued final regulations that set CO2 emissions standards for new power plants. These new standards establish separate emissions limits for new natural-gas-fired combined cycle plants and new coal-fired plants.
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

NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. Ameren Missouri anticipates that a trial of this case will occur in 2016. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
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
Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to this rule. Each of Ameren Missouri’s affected energy centers will become subject to the revised limitations when the energy center renews its water discharge permit. These permits are scheduled to be renewed between 2018 and 2023. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers and if those investments are not recovered on a timely basis in electric rates charged to Ameren Missouri's customers.
In 2015, the EPA issued its final rule under the Clean Water Act to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for water discharges that are based on the effectiveness of available control technology. The EPA's rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain components in water discharges from power plants. All of Ameren Missouri’s coal-fired energy centers are subject to this rule, which will be applied when each energy center renews its water discharge permit beginning as early as 2018. Ameren Missouri is evaluating the final rule, which became effective in January 2016, and the possible effects on its operations. The rule could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if its implementation requires extensive changes in the water discharge systems at Ameren Missouri’s energy centers and if these investments are not recovered on a timely basis through electric rates charged to Ameren Missouri’s customers.
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR. These regulations will affect CCR disposal and handling costs at Ameren Missouri's energy centers. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, such as recycling, which could reduce the amount to be disposed. The regulations also establish criteria regarding the structural integrity, location, and operation of CCR impoundments and landfills. They require groundwater monitoring, and closure of impoundments if the groundwater standards are not achieved. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan.
The new regulations do not apply to ash ponds at plants no longer in operation, such as Ameren’s Meredosia and Hutsonville energy centers.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted from the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by federal or state governments as a potentially responsible party at several contaminated sites.
As of March 31, 2016, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2025. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual review by the ICC. As of March 31, 2016, Ameren Illinois estimated the obligation related to these former MGP sites at $224 million to $313 million. Ameren and Ameren Illinois recorded a liability of $224 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope and extent to which these former MGP sites are remediated may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site specific factors can influence the ultimate actual costs, including unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Illinois formerly used a third-party owned landfill in connection with the operation of a previously-owned energy center. While no litigation is pending, Ameren Illinois could be required to perform certain maintenance activities at that landfill, which is now closed. As of March 31, 2016, Ameren Illinois estimated the obligation related to this site at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of March 31, 2016, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of the obligation for these sites.
In 2008, the EPA issued an administrative order to three companies including Ameren Missouri pertaining to a former coal tar distillery in St. Louis, Missouri operated by Koppers Company or its predecessor and successor companies. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Site investigation activities have been concluded and reports have been submitted to the EPA for review and approval. As of March 31, 2016, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Ameren Missouri also participated in the investigation of various sites known as Sauget Area 2 located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies, including Solutia, Inc., that former landfills and lagoons at those sites may contain soil and groundwater contamination. From about 1926 until 1976, Ameren Missouri operated an energy center adjacent to Sauget Area 2. Ameren Missouri currently owns a parcel of property at Sauget Area 2 that was once used by others as a landfill.
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation alternatives recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of March 31, 2016, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of March 31, 2016, Ameren Missouri estimated and recorded a $0.6 million liability related to the site. Although monitoring will continue for some time, no significant remediation measures are anticipated.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011, against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of March 31, 2016 and December 31, 2015, representing their estimate of taxes and fees due as a result of this lawsuit. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously; however, there can be no assurances that Ameren Missouri will be successful in its efforts. The ultimate resolution of any unpaid municipal tax or fees could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
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
As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and Missouri ad valorem taxes, incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. In April 2016, the MoPSC approved no change in electric service rates for decommissioning costs based on Ameren Missouri’s updated cost study and funding analysis filed in April 2015.
The fair value of the trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any such earnings deficiency will be recovered in rates.

NOTE 11 - RETIREMENT BENEFITS
Ameren’s pension plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at March 31, 2016, the plan’s estimated investment performance through March 31, 2016, and Ameren’s pension funding policy, Ameren expects to make annual contributions of $40 million to $70 million through 2020, with aggregate estimated contributions of $280 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Separately, our policy for postretirement benefits is primarily to fund the voluntary employees’ beneficiary association trusts to match the annual postretirement expense.
The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2016	2015	2016	2015
Service cost	$20	$24	$5	$5
Interest cost	47	44	12	12
Expected return on plan assets	(63)	(62)	(18)	(17)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	9	18	(3)	1
Net periodic benefit cost (benefit)	$13	$24	$(5)	$—
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2016	2015	2016	2015
Ameren Missouri(a)	$8	$15	$(1)	$1
Ameren Illinois	5	9	(4)	(1)
Ameren(a)(b)	$13	$24	$(5)	$—

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

(b)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

NOTE 12 - DISCONTINUED OPERATIONS
On January 31, 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital required a portion of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. Medina Valley received the amount held in escrow from Rockland Capital in the first quarter of 2016 and paid Genco its portion of the escrow amount in April 2016. See Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to discontinued operations.
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
The following table presents information about the reported revenues and net income attributable to Ameren common shareholders from continuing operations for the three months ended March 31, 2016 and 2015, and total assets of continuing operations as of March 31, 2016, and December 31, 2015:

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2016
External revenues	$726	$676	$32	$—	$1,434
Intersegment revenues	15	1	—	(16)	—
Net income attributable to Ameren common shareholders from continuing operations	14	59	32	—	105
2015
External revenues	$793	$744	$19	$—	$1,556
Intersegment revenues	7	1	1	(9)	—
Net income attributable to Ameren common shareholders from continuing operations	41	53	14	—	108
As of March 31, 2016:
Total assets	$13,443	$8,944	$1,214	$(230)	$23,371	(a)
As of December 31, 2015:
Total assets	$13,851	$8,903	$1,139	$(267)	$23,626	(a)
(a)    Excludes total assets from discontinued operations of $14 million as of March 31, 2016, and December 31, 2015.

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
Unless otherwise stated, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 12 - Discontinued Operations under Part I, Item 1, of this report and Note 16 - Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information regarding the divestiture transactions and discontinued operations presentation.
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
OVERVIEW
Net income attributable to Ameren common shareholders from continuing operations was $105 million in the first quarter of 2016, compared with $108 million in the first quarter of 2015. Net income was unfavorably affected by decreased electric sales volumes primarily due to milder winter temperatures and the reduction in Noranda sales volumes at Ameren Missouri. The absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power mechanism also unfavorably affected earnings. Earnings also decreased as a result of the absence of net shared benefits and the carryover effect from MEEIA 2013 at Ameren Missouri. Earnings were favorably affected by an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation; increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings, reflecting Ameren’s strategy to allocate incremental capital to those businesses; and increased rates for Ameren Illinois’ natural gas delivery service pursuant to a December 2015 order.
Ameren remains focused on executing its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren continues to allocate significant amounts of capital to those businesses that are supported by regulatory frameworks that provide predictable and timely cost-recovery. Ameren invested approximately $300 million of its $496 million in capital expenditures during the first three months of 2016 in FERC-regulated electric transmission projects and Ameren Illinois electric and natural gas delivery service infrastructure. Consistent with its strategic plan, one of Ameren’s goals is to earn at or close to the allowed return on common equity in each of its jurisdictions. Ameren remains focused on improving operating performance, disciplined cost management, and strategic capital allocation.
Construction continues on ATXI’s $1.4 billion Illinois Rivers transmission project, and ATXI anticipates line construction to begin on the Spoon River project in late 2016. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Starting construction under the certificate is subject to ATXI obtaining assents from the five counties where the line will be constructed.
With respect to the FERC-regulated electric transmission businesses, Ameren and Ameren Illinois transmission earnings continued to be reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity. The FERC is expected to issue a final order on the November 2013 complaint case in the fourth quarter of 2016. The initial decision from an administrative law judge in the February 2015 complaint case, which will subsequently require FERC approval, is expected to be issued in the second quarter of 2016.
Ameren Illinois has invested approximately $145 million in electric and natural gas delivery infrastructure projects in the first three months of 2016, including those that are part of its modernization action plan. It remains on track to meet its remaining investment, reliability, and advanced metering goals under the IEIMA. In April 2016, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016.
Ameren Missouri continues to pursue a modernized regulatory framework that supports investment to upgrade aging electric infrastructure and reduces regulatory lag. Ameren Missouri’s MEEIA 2016 provides for timely recovery of both energy efficiency program costs and revenue losses resulting from these programs as well as the potential to earn a performance incentive. Ameren Missouri expects to recognize revenues relating to the MEEIA 2013 performance incentive of at least $19 million in 2016, subject to MoPSC approval.
In the first quarter of 2016, Noranda, historically Ameren Missouri’s largest customer, idled production at its aluminum smelter. In addition, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Ameren Missouri expects to be paid in full for utility services provided to Noranda. Ameren Missouri expects to file an electric rate case in 2016 to reflect additional infrastructure investments and rising costs, including depreciation, transmission service, and property tax expenses, and expects the resulting new rates to reflect Noranda’s actual sales volumes, which would prospectively eliminate the impact of the current revenue shortfall from Noranda sales levels. Ameren Missouri may seek recovery of lost revenues in a filing with the MoPSC to recover certain costs incurred but not contemporaneously recovered by rate revenues as a result of Noranda's reduced operations. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate regulatory and legislative options that might mitigate adverse financial impacts.
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
Earnings Summary
The following table presents a summary of Ameren's earnings for the three months ended March 31, 2016 and 2015:

	Three Months
	2016	2015
Net income attributable to Ameren common shareholders - continuing operations	$105	$108
Earnings per common share - basic and diluted - continuing operations	0.43	0.45
Net income attributable to Ameren common shareholders from continuing operations decreased $3 million, or 2 cents per diluted share, in the first quarter of 2016 compared with the same period in 2015. The decrease between periods was due to a $27 million decrease in net income from the Ameren Missouri segment partially offset by an $18 million increase in net income from Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI’s net income of $5 million, as well as a $6 million increase in net income from the Ameren Illinois segment.
Compared with 2015, 2016 earnings per diluted share from continuing operations were unfavorably affected by:

•	decreased demand primarily due to milder winter temperatures in 2016 (estimated at 10 cents per share);

•
decreased Ameren Illinois earnings resulting from the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share);

•	decreased Ameren Missouri earnings resulting from the absence in 2016 of MEEIA net shared benefits due to the expiration of MEEIA 2013 (3 cents per share); and

•
excluding the estimated effects of weather, a decrease in electric demand at Ameren Missouri, primarily as a result of a reduction in Noranda sales volumes and the carryover effect of MEEIA 2013 partially offset by the additional day in 2016 as a result of the leap year and growth (estimated at 2 cents per share).

Compared with 2015, 2016 earnings per diluted share from continuing operations were favorably affected by:

•
a decrease in the effective tax rate primarily due to an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation (8 cents per share);

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric delivery service earnings under formula ratemaking primarily due to additional rate base investment (5 cents per share). These earnings were reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity (1 cent per share);

•	higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order (4 cents per share); and

•	increased Ameren Illinois natural gas distribution rates due to seasonal rate redesign, which is not expected to materially affect earnings comparisons on an annual basis (2 cents per share).
The cents per share information presented in the explanations above is based on the average diluted shares outstanding in the first quarter of 2015. For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the three months ended March 31, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2016:
Electric margins	$449	$288	$24	$761
Natural gas margins	26	154	—	180
Other operations and maintenance	(212)	(194)	6	(400)
Depreciation and amortization	(127)	(77)	(3)	(207)
Taxes other than income taxes	(73)	(38)	(3)	(114)
Other income	13	—	—	13
Interest charges	(52)	(35)	(8)	(95)
Income taxes	(9)	(38)	16	(31)
Income from continuing operations	15	60	32	107
Income from discontinued operations, net of tax	—	—	—	—
Net income	15	60	32	107
Noncontrolling interests - preferred dividends	(1)	(1)	—	(2)
Net income attributable to Ameren common shareholders	$14	$59	$32	$105
Three Months 2015:
Electric margins	$497	$288	$13	$798
Natural gas margins	27	150	—	177
Other operations and maintenance	(211)	(202)	12	(401)
Depreciation and amortization	(118)	(73)	(2)	(193)
Taxes other than income taxes	(80)	(43)	(2)	(125)
Other income (expense)	8	2	(2)	8
Interest charges	(55)	(33)	—	(88)
Income taxes	(26)	(35)	(5)	(66)
Income from continuing operations	42	54	14	110
Income from discontinued operations, net of tax	—	—	—	—
Net income	42	54	14	110
Noncontrolling interests - preferred dividends	(1)	(1)	—	(2)
Net income attributable to Ameren common shareholders	$41	$53	$14	$108
Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the first quarter of 2016, compared with the first quarter of 2015. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(37)	$(12)	$—	$(49)
Base rates (estimate)	29	19	—	48
Sales volume (excluding Noranda and the estimated effect of weather)	5	(5)	—	—
Noranda revenues	(24)	—	—	(24)
Off-system sales and transmission services revenues	14	—	—	14
MEEIA 2013 net shared benefits	(11)	—	—	(11)
Transmission services revenues	—	7	12	19
Purchased power rider order in 2015	—	(15)	—	(15)
Other	5	4	(7)	2
Cost recovery mechanisms - offset in fuel and purchased power:(c)
Power supply costs	—	8	—	8
Recovery of FAC under-recovery	(21)	—	—	(21)

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(4)	—	(4)
Gross receipts tax	(4)	—	—	(4)
MEEIA 2013 program costs	(4)	—	—	(4)
Total electric revenue change	$(48)	$2	$5	$(41)
Fuel and purchased power change:
Energy costs	$(11)	$—	$—	$(11)
Noranda energy costs	11	—	—	11
Effect of weather (estimate)(b)	11	6	—	17
Effect of higher net energy costs included in base rates	(24)	—	—	(24)
FAC exclusion of transmission services expenses(e)	(5)	—	—	(5)
Other	(3)	—	6	3
Cost recovery mechanisms - offsets in electric revenue:(c)
Power supply costs	—	(8)	—	(8)
Recovery of FAC under-recovery	21	—	—	21
Total fuel and purchased power change	$—	$(2)	$6	$4
Net change in electric margins	$(48)	$—	$11	$(37)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(9)	$(29)	$—	$(38)
Base rates (estimate)	—	14	—	14
Seasonal rate redesign	—	9	—	9
Cost recovery mechanism - offset in gas purchased for resale:(c)
Purchased gas costs	(2)	(49)	—	(51)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(12)	—	(12)
Gross receipts tax	—	(3)	—	(3)
Total natural gas revenue change	$(11)	$(70)	$—	$(81)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$8	$25	$—	$33
Cost recovery mechanism - offset in natural gas revenue:(c)
Purchased gas costs	2	49	—	51
Total gas purchased for resale change	$10	$74	$—	$84
Net change in natural gas margins	$(1)	$4	$—	$3

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Electric and natural gas revenue changes are offset by corresponding changes in Fuel, Purchased power, and Gas purchased for resale, resulting in no change to electric and gas margins.

(d)
See Other Operations and Maintenance Expenses or Taxes Other Than Income Taxes in this section for the related offsetting increase or decrease to expense. These items have no overall impact on earnings.

(e)
Ameren Missouri amounts are subsequent to May 30, 2015, due to the exclusion of transmission revenues and substantially all transmission charges from the FAC as a result of the April 2015 MoPSC electric rate order.

Ameren Corporation
Ameren's electric margins decreased $37 million, or 5%, in the first quarter of 2016, compared with the first quarter of 2015. Ameren's natural gas margins increased $3 million, or 2%, in the first quarter of 2016, compared with the first quarter of 2015. Ameren’s results were primarily driven by the Ameren Missouri and Ameren Illinois results, as discussed below, as well as ATXI’s results of operations. ATXI’s transmission services revenues increased $12 million in the first quarter of 2016 compared with the first quarter of 2015 because of higher rate base investment and recoverable costs under forward-looking formula ratemaking.
Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that

allows it to recover or refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order, which unfavorably affected margins as discussed below. Ameren Missouri accrues as a regulatory asset net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins decreased $48 million, or 10%, in the first quarter of 2016, compared with the first quarter of 2015. The following items had an unfavorable effect on Ameren Missouri's electric margins in the first quarter of 2016, compared with the first quarter of 2015:

•
Temperatures were milder in 2016 as heating degree-days decreased 22%, which decreased margins by an estimated $26 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$37 million) and the effect of weather (estimate) on fuel and purchased power (+$11 million) in the above table.

•
Noranda’s operations were idled in the first quarter of 2016, which decreased margins by $13 million. The change in margins is the sum of Noranda revenues (-$24 million) and Noranda energy costs (+$11 million) in the above table. Noranda energy costs include the impact of a provision in the FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced tariff sales to Noranda. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Noranda.

•
The absence in 2016 of net shared benefits due to the expiration of MEEIA 2013, which decreased margins by $11 million. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency related volume reductions in current and future periods.

•	The exclusion of transmission revenues and substantially all transmission charges from the FAC beginning May 30, 2015, which decreased margins by $5 million.
The following items had a favorable effect on Ameren Missouri's electric margins in the first quarter of 2016, compared with the first quarter of 2015:

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which included a rate shift from Noranda to other customers, increased margins by an estimated $5 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$29 million) and the effect of higher net energy costs included in base rates (-$24 million) in the above table.

•
Excluding the estimated effect of weather and reduced sales to Noranda, total retail sales volumes increased 1%, which increased margins by $5 million. The benefits of an additional day in 2016 as a result of the leap year, as well as growth, exceeded the carryover effect of MEEIA 2013.

•
Lower net energy costs, primarily due to higher MISO capacity revenues, which increased margins by $3 million. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (+$14 million) and the change in energy costs (-$11 million) in the above table.

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
Ameren Illinois' electric margins were flat in the first quarter of 2016, compared with the first quarter of 2015. The following items had a favorable effect on Ameren Illinois’ electric margins in the first quarter of 2016, compared with the first quarter of 2015:

•	Electric delivery service revenues increased by an estimated $19 million, primarily due to increased rate base investment and higher recoverable costs under formula ratemaking pursuant to the IEIMA.

•	Transmission services revenues increased by $7 million, primarily due to increased rate base investment and higher recoverable costs under forward-looking formula ratemaking.
The following items had an unfavorable effect on Ameren Illinois’ electric margins:

•
The absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, which increased margins by $15 million in the first quarter of 2015.

•
Temperatures were milder as heating degree-days decreased 20%, which decreased margins by an estimated $6 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$12 million) and the effect of weather (estimate) on fuel and purchased power (+$6 million) in the above table.

•
Excluding the estimated effect of weather, total retail sales volumes decreased 4%, which decreased margins by an estimated $5 million. Lower retail sales volumes were due to industrial sales volumes, which decreased 8% and have less of a margin impact than residential and commercial sales volumes, which decreased a combined 2%.

Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas margins increased $4 million, or 3%, in the first quarter of 2016, compared with the first quarter of 2015. The following items had a favorable effect on Ameren Illinois’ natural gas margins in the first quarter of 2016, compared with the first quarter of 2015:

•	Higher natural gas base rates in 2016, which increased margins by an estimated $14 million.

•
The implementation of redesigned seasonal rates in 2016, which increased margins by $9 million. These redesigned rates have an effect on quarterly earnings comparisons but are not expected to materially affect annual earnings.

Ameren Illinois’ natural gas margins were unfavorably affected by the absence of colder-than-normal winter temperatures, which increased margins by $4 million in the first quarter of 2015, while the VBA for residential and small nonresidential customers eliminated the impact of weather on natural gas margins in the first quarter of 2016. The change in margins due to weather is the sum of the effect of weather (estimate) on natural gas revenues (-$29 million) and the effect of weather (estimate) on gas purchased for resale (+$25 million) in the above table.
Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were comparable in the first quarter of 2016 with the first quarter of 2015. Other operations and maintenance expenses were comparable at Ameren Missouri, decreased $8 million at Ameren Illinois, and increased $6 million at nonregistrant subsidiaries.
Ameren Missouri
Other operations and maintenance expenses were comparable in the first quarter of 2016 with the first quarter of 2015. The following items increased other operations and maintenance expenses between periods:

•	Amortization of previously deferred solar rebate costs increased by $7 million, as a result of the April 2015 MoPSC electric rate order. Electric revenues from customer billings increased by a corresponding amount, with no overall effect on net income.

•
Refueling and maintenance outage costs at the Callaway energy center increased by $4 million, primarily due to preparation costs for the 2016 scheduled outage that began in April. There was no scheduled outage in 2015.

The following items decreased other operations and maintenance expenses between periods:

•
MEEIA customer energy efficiency program costs decreased by $4 million, due to the expiration of MEEIA 2013. The MEEIA 2016 customer programs began in March 2016. Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

•	Energy center maintenance costs decreased by $4 million, primarily due to fewer major outages at coal-fired energy centers.

•
Employee benefit costs decreased by $3 million, primarily due to a change in pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order. Electric revenues from customer billings decreased by a corresponding amount, with no overall effect on net income.

Ameren Illinois
Pursuant to the provisions of the IEIMA’s and the FERC’s formula rate frameworks, recoverable electric service costs that are not recovered through separate cost recovery mechanisms are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric operating revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $8 million lower in the first quarter of 2016, as compared with the first quarter of 2015. The following items decreased other operations and maintenance expenses between periods:

•
Bad debt, customer energy efficiency, and environmental remediation costs decreased by $16 million. These expenses are included in cost riders that result in lower electric and natural gas revenues, resulting in no overall effect on net income.

•	Employee benefit costs decreased by $5 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
The following items increased other operations and maintenance expenses between periods:

•	Storm-related repair costs increased by $4 million.

•
Electric delivery maintenance expenditures increased by $4 million, primarily related to increased system repair, circuit maintenance, and vegetation management work as a result of regulatory compliance requirements.

•	Labor costs increased by $3 million, primarily because of staff additions to meet enhanced reliability standards and customer service goals related to the IEIMA.
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $14 million in the first quarter of 2016, as compared with the first quarter of 2015, primarily because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $9 million, primarily because of increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $4 million, primarily because of electric system capital additions.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes decreased $11 million in the first quarter of 2016, as compared with the first quarter of 2015, primarily because of decreased expenses at Ameren Missouri and Ameren Illinois, as discussed below. See Excise Taxes in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Missouri
Taxes other than income taxes decreased $7 million, primarily because of decreased gross receipts taxes resulting from lower electric sales volumes, and an increase in capitalized property taxes. Electric revenues for gross receipts taxes from customer billings decreased by a corresponding amount, with no overall effect on net income.
Ameren Illinois
Taxes other than income taxes decreased $5 million, primarily because of decreased gross receipts taxes resulting from lower natural gas sales volumes and prices. Natural gas revenues for gross receipts taxes from customer billings decreased by a corresponding amount, with no overall effect on net income.
Other Income and Expenses
Ameren Corporation
Other income, net of expenses, increased $5 million in the first quarter of 2016, as compared with the first quarter of 2015, primarily because of a $3 million reduction in donations at Ameren (parent) due to the timing of charitable contributions. An increase at Ameren Missouri was partially offset by a decrease at Ameren Illinois, as discussed below. See Note 5 - Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other income, net of expenses, increased $5 million, primarily because of an increase in the allowance for equity funds used during construction, resulting from higher capital expenditures.
Ameren Illinois
Other income, net of expenses, decreased $2 million, primarily because of decreased income from customer-requested construction.
Interest Charges
Ameren Corporation
Interest charges increased $7 million in the first quarter of 2016, as compared with the first quarter of 2015, primarily because of a $7 million increase in interest charges at Ameren (parent), resulting from the issuance of senior unsecured notes in November 2015 and the absence in 2016 of a 2015 uncertain tax position resolution. A reduction in interest charges at Ameren Missouri was partially offset by an increase in interest charges at Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges decreased $3 million, primarily because of an increase in the allowance for funds used during construction, resulting from higher capital expenditures, and the maturity of senior secured notes in February 2016, which was repaid with cash on hand and lower-cost commercial paper.
Ameren Illinois
Interest charges increased $2 million, primarily because of the issuance of senior secured notes in December 2015.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2016 and 2015:

	Three Months(a)
	2016	2015
Ameren	22%	38%
Ameren Missouri	38%	38%
Ameren Illinois	39%	39%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.

Ameren Corporation
The effective tax rate was lower in the first quarter of 2016, as compared with the first quarter of 2015, primarily because of the recognition of excess tax benefits associated with share-based compensation resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. See Accounting and Reporting Developments in Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
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
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2016, for Ameren and Ameren Illinois. The working capital deficit as of March 31, 2016, was primarily the result of current maturities of long-term debt and commercial paper issuances. Considering the credit capacity available under the Credit Agreements and our cash and cash equivalents, the Ameren Companies, in the aggregate, had access to $1.5 billion of liquidity at March 31, 2016.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Provided by (Used In) Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2016	2015	Variance	2016	2015	Variance	2016	2015	Variance
Ameren(a) - continuing operations	$350	$311	$39	$(524)	$(439)	$(85)	$(118)	$128	$(246)
Ameren(a) - discontinued operations	(1)	1	(2)	14	—	14	—	—	—
Ameren Missouri	169	157	12	(170)	(169)	(1)	(198)	12	(210)
Ameren Illinois	229	254	(25)	(269)	(207)	(62)	(31)	(48)	17

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $39 million in the first quarter of 2016, compared with the same period in 2015. The following items contributed to the increase:

•	A $57 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach. See Note 15 - Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•	A $21 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $16 million decrease in the cost of coal inventory at Ameren Missouri, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•
An $8 million increase in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•
Income tax refunds of $3 million in 2016, compared with income tax payments of $1 million in 2015. In 2016, Ameren continued to generate net operating losses due to bonus depreciation, resulting in no current federal income tax liability.

The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $42 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $36 million increase in payments to purchase stock associated with share-based compensation plan awards.

•	A $15 million increase in purchased power commodity costs incurred compared with amounts collected from Ameren Illinois customers.

•
An $8 million increase in interest payments, primarily due to the issuance of senior unsecured notes at Ameren (parent) in November 2015 and the issuance of senior secured notes at Ameren Illinois in December 2015.

•	A $6 million increase in major storm restoration costs at Ameren Illinois.

•	A $5 million increase in property tax payments at Ameren Missouri caused by higher assessed property tax values.
Ameren’s cash from operating activities associated with discontinued operations was comparable between periods.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $12 million in the first quarter of 2016, compared with the same period in 2015. The following items contributed to the increase:

•	A $42 million insurance receipt related to the Taum Sauk breach. See Note 15 - Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•	A $21 million increase in net energy costs collected from customers under the FAC.

•	A $16 million decrease in the cost of coal inventory, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $52 million increase in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to the absence in 2016 of audit settlement refunds received in 2015.

•	A $7 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $5 million increase in property tax payments caused by higher assessed property tax values.

Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $25 million in the first quarter of 2016, compared with the same period in 2015. The following items contributed to the decrease:

•	A $35 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $22 million increase in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to the absence in 2016 of audit settlement refunds received in 2015.

•	A $15 million increase in purchased power commodity costs incurred compared with amounts collected from customers.

•	A $6 million increase in major storm restoration costs.

•	A $5 million increase in interest payments, primarily due to the issuance of senior secured notes in December 2015.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	A $53 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
An $8 million increase in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations increased $85 million in the first quarter of 2016, compared with the same period in 2015. Capital expenditures increased $79 million as a result of the activity at Ameren Missouri and Ameren Illinois, as discussed below, and a $7 million increase in ATXI’s capital expenditures, which primarily related to the Spoon River project.
Cash provided by investing activities associated with discontinued operations was $14 million in the first quarter of 2016, due to the receipt of the amount held in escrow from the sale to Rockland Capital. In April 2016, Medina Valley paid Genco its portion of the escrow amount. In the first quarter of 2015, no cash was used or provided by discontinued operations.
Ameren Missouri’s cash used in investing activities was comparable to 2015, as a return of a $36 million money pool advance in 2016 was offset by increased capital expenditures in 2016 of $33 million primarily related to electric distribution system reliability and energy center projects.
Ameren Illinois’ cash used in investing activities increased $62 million due to a $37 million increase in capital expenditures primarily related to transmission projects, and a $25 million increase in money pool advances.

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
Cash Flows from Financing Activities
Ameren’s financing activities associated with continuing operations used net cash of $118 million during the first quarter of 2016, compared to providing net cash of $128 million during the same period in 2015. The cash used in financing activities during 2016 primarily resulted from the payment at maturity of certain Ameren Missouri long-term debt, the payment of common stock dividends, and the remittance of employee payroll taxes related to share-based payments. The cash used in financing activities in 2016 was partially offset by an increase in short-term debt. In the first quarter of 2016, Ameren and its registrant subsidiaries issued short term debt, used cash on hand, and cash provided by operating activities to repay at maturity long-term debt, fund investing activities, and pay dividends. In comparison, during the first quarter of 2015, Ameren and its registrant subsidiaries issued short-term debt and used cash provided by operating activities to fund investing activities and pay dividends.
Ameren Missouri’s financing activities used net cash of $198 million during the first quarter of 2016, compared to providing net cash of $12 million during the same period in 2015. In the first quarter of 2016, Ameren Missouri paid common stock dividends of $140 million, issued $165 million of short-term debt, repaid at maturity $260 million in long term-debt, and received a capital contribution of $38 million. During the first quarter of 2016, Ameren Missouri used cash provided by operating activities along with cash on hand to fund investing activities and pay dividends. In 2015, Ameren Missouri issued $43 million of short-term debt, borrowed $61 million from the money pool, paid common stock dividends of $315 million, and received a capital contribution of $224 million. During the first quarter of 2015, Ameren Missouri used cash provided by these financing activities and cash provided by operating activities to fund investing activities and pay dividends.
Ameren Illinois’ cash used in financing activities decreased $17 million during the first quarter of 2016, compared with the same period in 2015. In the first quarter of 2016, Ameren Illinois paid common stock dividends of $30 million. In the first quarter of 2015, Ameren Illinois repaid $32 million of short-term debt and $15 million to the money pool. During the first quarter of 2016, Ameren Illinois used cash provided by operating activities along with cash on hand to fund investing activities and pay dividends. During the first quarter of 2015, Ameren Illinois used cash provided by operating activities to fund investing and financing activities.

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
The following table presents Ameren’s consolidated liquidity as of March 31, 2016:

Available at March 31, 2016
Ameren and Ameren Missouri:
Missouri Credit Agreement - borrowing capacity (a)	$1,000
Less: Ameren (parent) commercial paper outstanding	408
Missouri Credit Agreement - credit available	592
Ameren and Ameren Illinois:
Illinois Credit Agreement - borrowing capacity (a)	1,100
Less: Ameren (parent) commercial paper outstanding	173
Less: Letters of credit	4
Illinois Credit Agreement - credit available	923
Total Credit Available	$1,515
Cash and cash equivalents	13
Total Liquidity	$1,528

(a)	Expires in December 2019.

The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Either of the Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren, Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates available under the Credit Agreements. As such, commercial paper issuances were a preferred source of third-party short-term debt relative to credit facility borrowings.

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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In February 2016, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities thorough March 2018.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.
Long-term Debt and Equity
In February 2016, $260 million principal amount of Ameren Missouri's 5.40% senior secured notes matured and was repaid with cash on hand and commercial paper borrowings.
The Ameren Companies did not issue any common stock during the first quarter of 2016 or 2015. In March 2016 and 2015, Ameren Missouri received cash capital contributions of $38 million and $224 million, respectively, from Ameren (parent).
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
At March 31, 2016, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends but considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On April 29, 2016, Ameren’s board of directors declared a quarterly common stock dividend of 42.5 cents per share payable on June 30, 2016, to shareholders of record on June 8, 2016.
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2016, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the three months ended March 31, 2016 and 2015:

	Three Months
	2016	2015
Ameren Missouri	$140	$315
Ameren Illinois	30	—
Ameren	103	99
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 - Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At March 31, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,566 million, $2,786 million, and $1,729 million, respectively.
Off-Balance-Sheet Arrangements
At March 31, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
The credit ratings of the Ameren Companies affect our liquidity, access to the capital markets and credit markets, cost of borrowing under credit facilities, commercial paper programs, and collateral posting requirements under commodity contracts.

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
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at March 31, 2016. Sub-investment-grade issuer or senior unsecured debt rating (lower than “BBB-” or “Baa3”) at March 31, 2016, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $147 million, $76 million, and $71 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2016, if market prices were 15% higher or lower than March 31, 2016 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would only be required to post collateral or other assurances for certain trade obligations that would be immaterial compared to each company’s liquidity.

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

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The last section of this project is expected to be completed by 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The Illinois Rivers and the Spoon River projects have received all of the necessary commission approvals to authorize their construction. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Starting construction under the certificate is subject to ATXI obtaining assents from the five counties where the line will be constructed. Extended difficulties in obtaining the assents could delay the completion date. The total investment in all three projects is expected to be more than $1.0 billion from 2016 through 2019. This total includes over $60 million of investment by Ameren Illinois to construct connections to its existing transmission system. In addition to its investment in the MISO-approved projects, Ameren Illinois expects to invest $1.9 billion in electric transmission assets from 2016 through 2020 to address load growth and reliability requirements.

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

•
The 12.38% return on common equity is the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that challenge the allowed base return on common equity for MISO transmission owners. In December 2015, a FERC administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32%. The FERC is expected to issue a final order on the November 2013 complaint case by the fourth quarter of 2016. The initial decision from an administrative law judge in the February 2015 complaint case, which will subsequently require FERC approval, is expected to be issued in the second quarter of 2016. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $6 million and $3 million, respectively, based on each company’s 2016 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective March 31, 2016 balance sheets, representing their estimate of the potential refunds from November 2013 through March 2016.

•
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

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service. The order also approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. This change to Ameren Missouri’s FAC is contributing to regulatory lag. For example, the April 2015 MoPSC electric rate order included $29 million of transmission charges in base rates that were previously included in the FAC. Ameren Missouri expects transmission charges to increase to $53 million in 2016, with further cost increases expected in the foreseeable future. However, transmission revenues included in base rates in the April 2015 MoPSC electric rate order totaled $34 million and are expected to remain relatively constant in 2016 and into the near future.

•
Ameren Missouri supplies electricity to Noranda’s aluminum smelter located in southeast Missouri. In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the smelter using approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity. In the first quarter of 2016, Noranda idled production at its aluminum smelter. In addition, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Noranda stated it would maintain the flexibility to restart operations at the smelter should conditions allow. As a result of these events in 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates, and therefore, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in a future electric rate case to reflect Noranda’s actual sales volumes. Ameren Missouri estimates a $38 million reduction in 2016 earnings, compared to 2015, relating to the significantly lower expected electric sales volumes to Noranda after consideration of the FAC-tariff provision that allows Ameren Missouri to retain a portion of its off-system sales. Ameren Missouri expects to file an electric rate case in 2016 to reflect additional infrastructure investments and rising costs, including depreciation, transmission service, and property tax expenses, and expects the resulting new rates to reflect Noranda's actual sales volumes, which would prospectively eliminate the impact of the current revenue shortfall from Noranda sales levels. Rate case proceedings take place over a period of up to 11 months from the date of filing. Ameren Missouri will continue to monitor Noranda’s sales volumes and to evaluate its regulatory and legislative options that might mitigate adverse financial impacts. The reduction in Noranda’s sales volumes have adversely affected and will continue to adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity until customer rates are adjusted in a future rate case.

•
The MEEIA 2013 performance incentive allowed Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceeded those goals. In November 2015, the MoPSC issued an order that clarified how an input used in the calculation of the performance incentive would be determined. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. If the Missouri Court of Appeals upholds the MoPSC order, the MEEIA 2013 performance incentive will be significantly less than the performance incentive calculated using Ameren Missouri’s interpretation. A decision from the Missouri Court of Appeals is expected in 2016. Separately, an order from the MoPSC determining the MEEIA 2013 performance incentive is also expected in 2016. Ameren Missouri has not recorded any revenues associated with the MEEIA 2013 performance incentive. Ameren Missouri believes it will ultimately be found to have exceeded 100% of the customer energy efficiency goals, and it therefore expects to recognize revenues relating to the MEEIA 2013 performance incentive of at least $19 million in 2016.

•
The throughput disincentive recovery under MEEIA 2016 replaced the net shared benefits that were collected under MEEIA 2013. Net shared benefits compensated Ameren Missouri for the current year and longer-term financial impacts of customer energy efficiency programs in each year of the program from 2013 through 2015. The throughput disincentive included in MEEIA 2016, on the other hand, is designed to be earnings neutral each year by compensating Ameren Missouri for the lost sales volumes from its customer energy efficiency programs that occur in that year, and does not compensate for the longer-term financial impacts of these programs until sales volumes are lost in a future year. The unfavorable effects of sales volume reductions in 2016 from the MEEIA 2013 energy efficiency programs were previously recognized during 2013 through 2015 as net shared benefits, and therefore, any such lost sales volumes have impacted and will continue to negatively impact 2016 earnings.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2016 electric delivery service revenues will be based on its 2016 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2016 revenue requirement is expected to be higher than the 2015 revenue requirement because of an expected increase in recoverable costs and rate base growth. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income, based on its 2016 projected rate base.

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

•
In April 2016, Ameren Illinois filed with the ICC its annual electric delivery service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric delivery service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016. These rates will affect Ameren Illinois' cash receipts during 2017, but will not be the sole determinant of its electric delivery service operating revenues, which will instead be largely determined by the IEIMA's 2017 revenue requirement reconciliation.

•
Ameren Missouri's Callaway energy center’s scheduled refueling and maintenance outage began on April 2, 2016, and is expected to conclude in May. Ameren Missouri expects to incur approximately $37 million of maintenance expenses in 2016 related to this outage. There was no refueling outage scheduled in 2015. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers, including Ameren Missouri's current efforts to advocate for a legislative solution to support Noranda's operations and modernize the state’s regulatory framework. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased customer use of innovative and increasingly cost-effective technological advances including distributed generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among other costs.

For additional information regarding recent rate orders and related appeals and pending requests filed with state and federal regulatory commissions, see Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

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

•
Ameren is evaluating the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until the legal appeals are concluded. Appeals are expected to take several years to conclude. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, Ameren Missouri expects to incur increased net fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.

•
Ameren Missouri files a nonbinding integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, was a 20-year plan that supported a more fuel-diverse energy portfolio in Missouri, including coal, solar, wind, natural gas, and nuclear power. The plan involves expanding renewable generation, retiring coal-fired generation as energy centers reach the end of their useful lives, continuation and expansion of the then-existing energy efficiency programs, and adding natural gas-fired combined cycle generation.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2019, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 3 –

Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

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

•
As of March 31, 2016, Ameren had $557 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $74 million and Ameren Illinois – $142 million) and $137 million in federal and state income tax credit carryforwards (Ameren Missouri – $27 million and Ameren Illinois – $2 million). In addition, Ameren has $37 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri until 2019 and Ameren Illinois until 2021. Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to fund ATXI transmission investments.

•
Ameren expects its cash used for capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren expects to use debt to fund such cash shortfalls; it does not currently expect to issue equity over the next several years.

•
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined by current liabilities exceeding current assets, as was the case at March 31, 2016, for Ameren and Ameren Illinois. The working capital deficit as of March 31, 2016, was primarily the result of current maturities of long-term debt and commercial paper issuances. With the credit capacity available under the Credit Agreements and our cash and cash equivalents, the Ameren Companies had access to $1.5 billion of liquidity, at March 31, 2016.

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
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, equity price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. Regarding commodity supplier risk, in April 2016, Ameren Missouri’s primary supplier of ultra-low sulfur coal announced that it had filed a voluntary petition for restructuring under Chapter 11 of the United States Bankruptcy Code. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect the supplier’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2016. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(27)	$(219)	$(246)
Contracts realized or otherwise settled during the period	(1)	11	10
Other changes in fair value	(9)	(29)	(38)
Fair value of contracts outstanding at end of period, net	$(37)	$(237)	$(274)
The following table presents maturities of derivative contracts as of March 31, 2016, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(20)	$(6)	$—	$—	$(26)
Level 2(a)	(5)	(6)	(2)	—	(13)
Level 3(b)	3	(1)	—	—	2
Total	$(22)	$(13)	$(2)	$—	$(37)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(36)	(13)	—	—	(49)
Level 3(b)	(15)	(28)	(27)	(118)	(188)
Total	$(51)	$(41)	$(27)	$(118)	$(237)
Ameren:
Level 1	$(20)	$(6)	$—	$—	$(26)
Level 2(a)	(41)	(19)	(2)	—	(62)
Level 3(b)	(12)	(29)	(27)	(118)	(186)
Total	$(73)	$(54)	$(29)	$(118)	$(274)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2016, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Missouri's appeal to the Missouri Court of Appeals, Western District, regarding the calculation of the MEEIA 2013 performance incentive;

•	Ameren Illinois’ annual electric delivery service formula rate update filed with the ICC in April 2016;

•	ATXI’s requests for assents from the five counties where the Mark Twain transmission project will be constructed;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	class action lawsuit against Ameren Missouri relating to municipal taxes.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	14,574	$42.79	—	—
February 1 - February 29, 2016	1,060,000	47.30	—	—
March 1 - March 31, 2016	29,844	47.00	—	—
Total	1,104,418	$47.23	—	—

(a)
The January shares were purchased in open-market transactions to fund Ameren’s obligations under its directors’ stock compensation awards, which were granted under the 2014 Incentive Plan. The February and March shares of Ameren common stock were purchased in open-market transactions to fund Ameren’s obligation with respect to vested performance units, which were granted under the 2006 Incentive Plan. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2016 to March 31, 2016.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Ameren	Consulting Agreement between Jack D. Woodard and the Nuclear and Operations Committee of the Board of Directors of Ameren Corporation, effective May 1, 2016
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: May 10, 2016