Form 10-Q
period 2016-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2016-08-05
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	☒	☐	☐	☐
Union Electric Company	☐	☐	☒	☐
Ameren Illinois Company	☐	☐	☒	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 29, 2016, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 242,634,798
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation – 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation – 25,452,373

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

Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Ameren Companies with the SEC.
MEEIA 2013 – Ameren Missouri’s portfolio of customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015, as approved by the MoPSC in August 2012.
MEEIA 2016 – Ameren Missouri’s portfolio of customer energy efficiency programs, throughput disincentive, and performance incentive for March 2016 through February 2019, as approved by the MoPSC in February 2016.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, that may result from the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s July 2016 electric rate case filing, Ameren Missouri's appeal of a MoPSC order that clarified the method applied to determine an input used to calculate its performance incentive under MEEIA 2013, Ameren Illinois’ April 2016 annual electric distribution service formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

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

•
the effectiveness of Ameren Missouri's customer energy efficiency programs and the related amount of any revenues and performance incentive earned under MEEIA 2013, MEEIA 2016, and any future MEEIA plan;

•	the timing of increasing capital expenditure and operating expense requirements and our ability to recover these costs in a timely manner;

•
the cost and availability of fuel, such as coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power and natural gas for distribution; and the level and volatility of future market prices for such commodities, including our ability to recover the costs for such commodities and our customers' tolerance for the related rate increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•
the ability to obtain sufficient insurance, including insurance relating to Ameren Missouri’s Callaway energy center and insurance for cyber attacks, or, in the absence of insurance, the ability to recover uninsured losses from our customers;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

•
Noranda's bankruptcy filing, the idling of operations at its aluminum smelter located in southeast Missouri, and the resulting impacts to Ameren Missouri's ability to recover its revenue requirement until rates are adjusted by the MoPSC in Ameren Missouri’s July 2016 electric rate case to accurately reflect Noranda’s actual sales volumes;

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

•	the impact of adopting new accounting guidance and the application of appropriate accounting rules and guidance;

•	the actions of credit rating agencies and the effects of such actions;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;

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

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to CO2, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$1,274	$1,250	$2,376	$2,393
Gas	153	151	485	564
Total operating revenues	1,427	1,401	2,861	2,957
Operating Expenses:
Fuel	166	205	369	411
Purchased power	135	101	273	240
Gas purchased for resale	41	46	193	282
Other operations and maintenance	435	427	835	828
Provision for Callaway construction and operating license (Note 2)	—	69	—	69
Depreciation and amortization	210	200	417	393
Taxes other than income taxes	115	116	229	241
Total operating expenses	1,102	1,164	2,316	2,464
Operating Income	325	237	545	493
Other Income and Expense:
Miscellaneous income	16	16	36	35
Miscellaneous expense	6	6	13	17
Total other income	10	10	23	18
Interest Charges	95	89	190	177
Income Before Income Taxes	240	158	378	334
Income Taxes	92	59	123	125
Income from Continuing Operations	148	99	255	209
Income from Discontinued Operations, Net of Taxes	—	52	—	52
Net Income	148	151	255	261
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders:
Continuing Operations	147	98	252	206
Discontinued Operations	—	52	—	52
Net Income Attributable to Ameren Common Shareholders	$147	$150	$252	$258

Earnings per Common Share – Basic and Diluted:
Continuing Operations	$0.61	$0.40	$1.04	$0.85
Discontinued Operations	—	0.21	—	0.21
Earnings per Common Share – Basic and Diluted	$0.61	$0.61	$1.04	$1.06

Dividends per Common Share	$0.425	$0.41	$0.85	$0.82
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from Continuing Operations	$148	$99	$255	$209
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $3, $4, $4, and $4, respectively	4	4	2	4
Comprehensive Income from Continuing Operations	152	103	257	213
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	151	102	254	210

Income from Discontinued Operations, Net of Taxes	—	52	—	52
Other Comprehensive Income from Discontinued Operations, Net of Taxes	—	—	—	—
Comprehensive Income from Discontinued Operations Attributable to Ameren Common Shareholders	—	52	—	52
Comprehensive Income Attributable to Ameren Common Shareholders	$151	$154	$254	$262
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$13	$292
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $19, respectively)	445	388
Unbilled revenue	328	239
Miscellaneous accounts receivable	65	98
Materials and supplies	515	538
Current regulatory assets	146	260
Other current assets	68	88
Assets of discontinued operations	14	14
Total current assets	1,594	1,917
Property and Plant, Net	19,324	18,799
Investments and Other Assets:
Nuclear decommissioning trust fund	582	556
Goodwill	411	411
Regulatory assets	1,330	1,382
Other assets	552	575
Total investments and other assets	2,875	2,924
TOTAL ASSETS	$23,793	$23,640
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$431	$395
Short-term debt	778	301
Accounts and wages payable	499	777
Taxes accrued	124	43
Interest accrued	102	89
Customer deposits	100	100
Current regulatory liabilities	99	80
Other current liabilities	270	279
Liabilities of discontinued operations	27	29
Total current liabilities	2,430	2,093
Long-term Debt, Net	6,605	6,880
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,028	3,885
Accumulated deferred investment tax credits	57	60
Regulatory liabilities	1,953	1,905
Asset retirement obligations	629	618
Pension and other postretirement benefits	537	580
Other deferred credits and liabilities	490	531
Total deferred credits and other liabilities	7,694	7,579
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,545	5,616
Retained earnings	1,376	1,331
Accumulated other comprehensive loss	(1)	(3)
Total Ameren Corporation shareholders’ equity	6,922	6,946
Noncontrolling Interests	142	142
Total equity	7,064	7,088
TOTAL LIABILITIES AND EQUITY	$23,793	$23,640
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$255	$261
(Income) from discontinued operations, net of taxes	—	(52)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69
Depreciation and amortization	419	387
Amortization of nuclear fuel	38	47
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	134	116
Allowance for equity funds used during construction	(13)	(11)
Share-based compensation costs	12	14
Other	(7)	(13)
Changes in assets and liabilities:
Receivables	(111)	(80)
Materials and supplies	23	25
Accounts and wages payable	(200)	(180)
Taxes accrued	80	83
Regulatory assets and liabilities	108	65
Assets, other	24	27
Liabilities, other	(12)	(15)
Pension and other postretirement benefits	4	28
Net cash provided by operating activities – continuing operations	765	782
Net cash used in operating activities – discontinued operations	(2)	(1)
Net cash provided by operating activities	763	781
Cash Flows From Investing Activities:
Capital expenditures	(1,000)	(846)
Nuclear fuel expenditures	(24)	(28)
Purchases of securities – nuclear decommissioning trust fund	(201)	(117)
Sales and maturities of securities – nuclear decommissioning trust fund	192	110
Proceeds from note receivable – Marketing Company	—	10
Contributions to note receivable – Marketing Company	—	(7)
Other	(2)	3
Net cash used in investing activities – continuing operations	(1,035)	(875)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(1,035)	(875)
Cash Flows From Financing Activities:
Dividends on common stock	(206)	(199)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	477	172
Maturities of long-term debt	(389)	(114)
Issuances of long-term debt	149	249
Employee payroll taxes related to share-based payments	(32)	(12)
Capital issuance costs	(1)	(2)
Other	(2)	—
Net cash provided by (used in) financing activities – continuing operations	(7)	91
Net change in cash and cash equivalents	(279)	(3)
Cash and cash equivalents at beginning of year	292	5
Cash and cash equivalents at end of period	$13	$2
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$844	$859	$1,538	$1,601
Gas	23	24	70	82
Other	—	1	—	1
Total operating revenues	867	884	1,608	1,684
Operating Expenses:
Fuel	166	205	369	411
Purchased power	50	19	92	58
Gas purchased for resale	6	7	27	38
Other operations and maintenance	238	229	450	440
Provision for Callaway construction and operating license (Note 2)	—	69	—	69
Depreciation and amortization	127	124	254	242
Taxes other than income taxes	83	85	156	165
Total operating expenses	670	738	1,348	1,423
Operating Income	197	146	260	261
Other Income and Expense:
Miscellaneous income	9	12	24	23
Miscellaneous expense	2	2	4	5
Total other income	7	10	20	18
Interest Charges	53	55	105	110
Income Before Income Taxes	151	101	175	169
Income Taxes	58	39	67	65
Net Income	93	62	108	104
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$93	$62	$108	$104

Net Income	$93	$62	$108	$104
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$92	$61	$106	$102
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$199
Advances to money pool	—	36
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	206	174
Accounts receivable – affiliates	15	54
Unbilled revenue	226	128
Miscellaneous accounts receivable	52	78
Materials and supplies	396	387
Current regulatory assets	46	89
Other current assets	33	41
Total current assets	974	1,186
Property and Plant, Net	11,242	11,183
Investments and Other Assets:
Nuclear decommissioning trust fund	582	556
Regulatory assets	536	605
Other assets	315	321
Total investments and other assets	1,433	1,482
TOTAL ASSETS	$13,649	$13,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$431	$266
Short-term debt	77	—
Accounts and wages payable	204	417
Accounts payable – affiliates	40	56
Taxes accrued	113	31
Interest accrued	68	59
Current regulatory liabilities	21	28
Other current liabilities	139	120
Total current liabilities	1,093	977
Long-term Debt, Net	3,568	3,844
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,915	2,844
Accumulated deferred investment tax credits	55	58
Regulatory liabilities	1,197	1,172
Asset retirement obligations	623	612
Pension and other postretirement benefits	195	234
Other deferred credits and liabilities	24	28
Total deferred credits and other liabilities	5,009	4,948
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,822	1,822
Preferred stock	80	80
Retained earnings	1,566	1,669
Total shareholders’ equity	3,979	4,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,649	$13,851
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$108	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69
Depreciation and amortization	257	238
Amortization of nuclear fuel	38	47
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	66	27
Allowance for equity funds used during construction	(10)	(9)
Changes in assets and liabilities:
Receivables	(103)	(80)
Materials and supplies	(9)	(24)
Accounts and wages payable	(174)	(180)
Taxes accrued	80	123
Regulatory assets and liabilities	55	63
Assets, other	14	16
Liabilities, other	37	35
Pension and other postretirement benefits	2	14
Net cash provided by operating activities	364	446
Cash Flows From Investing Activities:
Capital expenditures	(353)	(289)
Nuclear fuel expenditures	(24)	(28)
Purchases of securities – nuclear decommissioning trust fund	(201)	(117)
Sales and maturities of securities – nuclear decommissioning trust fund	192	110
Money pool advances, net	36	—
Other	(4)	(4)
Net cash used in investing activities	(354)	(328)
Cash Flows From Financing Activities:
Dividends on common stock	(210)	(415)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	77	(59)
Maturities of long-term debt	(260)	(114)
Issuances of long-term debt	149	249
Capital contribution from parent	38	224
Capital issuance costs	(1)	(2)
Net cash used in financing activities	(209)	(119)
Net change in cash and cash equivalents	(199)	(1)
Cash and cash equivalents at beginning of year	199	1
Cash and cash equivalents at end of period	$—	$—
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$411	$386	$803	$776
Gas	131	127	416	482
Total operating revenues	542	513	1,219	1,258
Operating Expenses:
Purchased power	90	87	194	189
Gas purchased for resale	35	39	166	244
Other operations and maintenance	200	202	394	404
Depreciation and amortization	80	73	157	146
Taxes other than income taxes	30	29	68	72
Total operating expenses	435	430	979	1,055
Operating Income	107	83	240	203
Other Income and Expense:
Miscellaneous income	6	4	11	11
Miscellaneous expense	3	2	8	7
Total other income	3	2	3	4
Interest Charges	35	33	70	66
Income Before Income Taxes	75	52	173	141
Income Taxes	29	20	67	55
Net Income	46	32	106	86
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $-, $-, $(1) and $(1), respectively	(1)	(1)	(2)	(2)
Comprehensive Income	$45	$31	$104	$84

Net Income	$46	$32	$106	$86
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$45	$31	$104	$84
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$71
Accounts receivable – trade (less allowance for doubtful accounts of $14 and $12, respectively)	225	204
Accounts receivable – affiliates	15	22
Unbilled revenue	102	111
Miscellaneous accounts receivable	12	19
Materials and supplies	119	151
Current regulatory assets	98	167
Other current assets	11	15
Total current assets	582	760
Property and Plant, Net	7,121	6,848
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	786	771
Other assets	99	113
Total investments and other assets	1,296	1,295
TOTAL ASSETS	$8,999	$8,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$129
Short-term debt	177	—
Accounts and wages payable	212	249
Accounts payable – affiliates	43	66
Taxes accrued	9	13
Interest accrued	29	28
Customer deposits	67	69
Mark-to-market derivative liabilities	23	45
Current environmental remediation	35	28
Current regulatory liabilities	59	39
Other current liabilities	88	86
Total current liabilities	742	752
Long-term Debt, Net	2,343	2,342
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,546	1,480
Accumulated deferred investment tax credits	2	2
Regulatory liabilities	754	732
Pension and other postretirement benefits	284	271
Environmental remediation	183	205
Other deferred credits and liabilities	207	222
Total deferred credits and other liabilities	2,976	2,912
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	868	825
Accumulated other comprehensive income	3	5
Total shareholders’ equity	2,938	2,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,999	$8,903

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$106	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	144
Amortization of debt issuance costs and premium/discounts	7	7
Deferred income taxes and investment tax credits, net	65	45
Other	(6)	(5)
Changes in assets and liabilities:
Receivables	(5)	57
Materials and supplies	32	48
Accounts and wages payable	(20)	20
Taxes accrued	(14)	(6)
Regulatory assets and liabilities	48	(1)
Assets, other	11	8
Liabilities, other	(1)	(29)
Pension and other postretirement benefits	3	12
Net cash provided by operating activities	382	386
Cash Flows From Investing Activities:
Capital expenditures	(442)	(379)
Other	4	4
Net cash used in investing activities	(438)	(375)
Cash Flows From Financing Activities:
Dividends on common stock	(60)	—
Dividends on preferred stock	(2)	(2)
Short-term debt, net	177	(20)
Money pool borrowings, net	—	10
Maturities of long-term debt	(129)	—
Other	(1)	—
Net cash used in financing activities	(15)	(12)
Net change in cash and cash equivalents	(71)	(1)
Cash and cash equivalents at beginning of year	71	1
Cash and cash equivalents at end of period	$—	$—
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016
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
Additionally, Ameren has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri's and Ameren Illinois' service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO. Ameren also has various other subsidiaries that conduct activities such as the provision of shared services.
Unless otherwise stated, these notes to Ameren’s financial statements exclude discontinued operations for all periods presented. See Note 12 – Discontinued Operations in this report and Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information.
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
Asset Retirement Obligations
AROs at Ameren, Ameren Missouri, and Ameren Illinois increased during the six months ended June 30, 2016 to reflect the accretion of obligations to their fair value, partially offset by immaterial settlements.

Share-based Compensation
A summary of nonvested performance share units at June 30, 2016, and changes during the six months ended June 30, 2016, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2016	1,024,870	$46.08
Granted(a)	584,312	44.13
Forfeitures	(15,949)	45.07
Vested(b)	(10,754)	43.44
Nonvested at June 30, 2016	1,582,479	$45.39

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees under the 2014 Incentive Plan.

(b)
Performance share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each performance share unit awarded in 2016 under the 2014 Incentive Plan was determined to be $44.13, which was based on Ameren’s closing common share price of $43.23 at December 31, 2015, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2016. The simulations can produce a greater fair value for the performance share unit than the December 31 applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.31%, volatility of 15% to 20% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” for the three and six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	2016	2015	2016	2015
Ameren Missouri	$40	$41	$70	$75
Ameren Illinois	11	10	31	33
Ameren	$51	$51	$101	$108
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the six months ended June 30, 2016 and 2015. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share. The calculation of diluted earnings per share reflected the adoption of FASB guidance related to employee share-based payment accounting discussed below.
Accounting and Reporting Developments
Below is a summary of recently issued authoritative accounting standards relevant to the Ameren Companies.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative accounting guidance that changes the criteria for recognizing revenue from a contract with a customer. The underlying principle of the guidance is that an entity will recognize revenue for the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities can apply the guidance retrospectively to each reporting period presented or retrospectively by recording a cumulative effect adjustment to retained earnings in the period of initial adoption. The Ameren Companies are currently assessing the impact of this guidance on their results of operations, financial position, and disclosures, including their accounting for contributions in aid of construction and similar arrangements, as well as the transition method that they will use to adopt the guidance. The guidance will be effective for the Ameren Companies in the first quarter of 2018.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative accounting guidance that amends the consolidation analysis for variable interest entities and voting interest entities. The new guidance affects (1) limited partnerships, similar legal entities, and certain investment funds, (2) the evaluation of fees paid to a decision maker or service provider as a variable interest, (3) how fee arrangements impact the primary beneficiary determination, and (4) the evaluation of related party relationships on the primary beneficiary determination. The adoption of this guidance in the first quarter of 2016 did not impact the Ameren Companies’ results of operations, financial position, liquidity, or disclosures.
Leases
In February 2016, the FASB issued authoritative accounting guidance that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Ameren Companies in the first quarter of 2019 with an option for entities to adopt early. Upon adoption, the Ameren Companies will recognize and measure operating leases on their respective balance sheets at the beginning of the earliest period presented. The Ameren Companies are currently assessing the impact of this guidance on their results of operations, financial position, statement of cash flows, and disclosures.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative accounting guidance that simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Ameren determines for each performance share unit award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or an excess tax deficit. Previously, excess tax benefits were recognized in "Other paid-in capital" on Ameren’s consolidated balance sheet, and in certain cases, excess tax deficits were recognized in “Income taxes” on Ameren’s consolidated income statement. The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur. Ameren adopted this guidance in the first quarter of 2016 and prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement, which resulted in recognition of a $21 million income tax benefit and a corresponding $21 million increase in income from continuing operations and net income (9 cents per diluted share) during the period. Also as a result of the adoption of this guidance, Ameren made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The amendments in the guidance that require application using a modified retrospective transition method did not impact Ameren. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2016. Ameren applied the amendments in this guidance relating to classification on the statement of cash flows retrospectively. As a result, for the six months ended June 30, 2015, Ameren reclassified, for comparison purposes, $2 million of excess tax benefits on the statement of cash flows from financing to operating activity, and $12 million of employee payroll taxes related to share-based payments from operating to financing activity.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of updates to significant regulatory proceedings and related lawsuits. See also Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.
Missouri
2016 Electric Rate Case
On July 1, 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The electric rate increase request is based on a 9.9% return on equity, a capital structure composed of 51.8% equity, a rate base of $7.2 billion, and a test year ended March 31, 2016, with certain pro-forma adjustments expected through the anticipated true-up date of December 31, 2016. The rate request includes $74 million that is primarily related to nearly $1.4 billion of gross electric infrastructure investments that have been placed into service since the true-up date in Ameren Missouri’s last electric rate case. This $74 million includes depreciation expenses of $39 million, return on rate base of $25 million, and increased property taxes of $10 million. The rate request also includes $51 million related to reduced customer sales volumes, including reductions from the idling of operations at Noranda’s aluminum smelter, and $34 million related to increases in transmission charges. Other changes in expenses reflected in the rate request include decreases in pension and other post-employment benefit plan expenses of $24 million and solar rebate expenses of $15 million, both of which are subject to regulatory tracking mechanisms; increased net energy costs, excluding the impact of reduced Noranda and other customer sales volumes, of $23 million; and increased income taxes of $15 million.
As a part of its filing, Ameren Missouri requested the amortization over ten years of an estimated $81 million of lost fixed cost recovery due to lower sales volumes, as discussed below, from Noranda during the period April 2015 through May 2017.
Ameren Missouri also requested continued use of its FAC and the regulatory tracking mechanisms for pension and postretirement benefits and uncertain income tax positions that the MoPSC previously authorized in earlier electric rate orders. Additionally, Ameren Missouri requested the implementation of a new regulatory tracking mechanism for transmission charges and revenues.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2017 and new rates effective in late May 2017. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, whether the requested regulatory tracking mechanisms will be approved, or whether any rate increase that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the increase goes into effect.
Noranda
In the first quarter of 2016, Noranda idled production at its aluminum smelter and filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2016, Ameren Missouri has been, and expects to continue to be, paid in full for its electric service provided to Noranda.
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
In 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates. As a result, full recovery by Ameren Missouri of its revenue requirement has not occurred and will not occur until rates are adjusted prospectively by the MoPSC in the July 2016 electric rate case to accurately reflect Noranda’s actual sales volumes. Ameren Missouri is seeking to recover the April 2015 through May 2017 lost fixed costs caused by the lower Noranda sales volumes in its July 2016 electric rate case. Also as a result of Noranda’s idled production described above, Ameren Missouri is applying a provision in its FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced tariff sales to Noranda. The current market price of electricity is less than Noranda’s electric rate, and Ameren Missouri expects market prices to remain below Noranda’s electric rate during 2016. Accordingly, this FAC-tariff provision will not enable Ameren Missouri to fully recover its revenue requirement under current market conditions.
MEEIA 2013
The MEEIA 2013 performance incentive allowed Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceeded those goals. Ameren Missouri has not recorded any revenues associated with the MEEIA 2013 performance incentive. Ameren Missouri believes it will ultimately be found to have exceeded 100% of the customer energy efficiency goals. Therefore, regardless of the outcome of the appeal discussed below, Ameren Missouri expects to recognize revenues relating to the MEEIA 2013 performance incentive of at least $19 million in 2016.
In November 2015, the MoPSC issued an order that clarified the method applied to determine an input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District, which is expected to issue a decision in 2016. If the Missouri Court of Appeals overturns the MoPSC’s November 2015 order, the MEEIA 2013 performance incentive will be more than the performance incentive calculated using the MoPSC’s November 2015 order.

ATXI Transmission Projects
The Mark Twain project is a MISO-approved 95-mile transmission line located in northeast Missouri. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Starting construction under the certificate is subject to ATXI obtaining assents from the five counties where the line will be constructed. The Mark Twain project is expected to be completed in 2018. Extended difficulties in obtaining the assents could delay the completion date. ATXI is in the process of obtaining the assents.
Illinois
IEIMA
Under the provisions of the IEIMA's performance-based formula rate-making framework, which currently extends through 2019, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of June 30, 2016, Ameren Illinois had recorded regulatory assets of $12 million, $66 million, and $58 million to reflect its expected 2016 and 2015 revenue requirement reconciliation adjustments and the approved 2014 revenue requirement reconciliation adjustment, with interest, respectively.
In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, and if approved as filed, Ameren Illinois’ update filing would result in a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016, consistent with the ICC’s December 2015 annual update filing order. As of December 31, 2015, Ameren Illinois had recorded a regulatory asset of $103 million related to the approved 2014 revenue requirement reconciliation adjustment. In July 2016, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing. The ICC staff recommended a decrease in the electric distribution service revenue requirement in an amount consistent with Ameren Illinois’ filing. Other intervenors to this rate proceeding have recommended additional decreases to Ameren Illinois’ electric distribution service revenue requirement. An ICC decision on the revenue requirement used for 2017 rates is expected by December 2016.

Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In December 2015, an administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32% and would require customer refunds to be issued for the 15-month period ending February 2015. The FERC is expected to issue a final order in the November 2013 complaint case in the fourth quarter of 2016, which will determine the allowed base return on common equity for the 15-month period ending February 2015. The final order in the November 2013 complaint case will also establish a new allowed base return on equity that will replace the current allowed base return on common equity of 12.38% for the period between the effective date of the November 2013 complaint case order and the effective date of the allowed base return on common equity established by the February 2015 complaint case, as discussed below.
After the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff to 8.67%. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case that would lower the allowed base return on common equity to 9.70% and would require customer refunds to be issued for the 15-month period ending May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017, which will determine the allowed base return on common equity for the 15-month period ending May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from the effective date of the February 2015 complaint case order, replacing the allowed base return on equity established by the November 2013 complaint case.

On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Beginning with its January 6, 2015 effective date, the incentive adder will reduce any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases discussed above.
As of June 30, 2016, Ameren and Ameren Illinois recorded current regulatory liabilities of $58 million and $39 million, respectively, to reflect the potential refunds associated with the reduced allowed base returns on common equity in the initial decisions for the November 2013 and February 2015 complaint cases. Ameren’s and Ameren Illinois’ liabilities also reflect the January 6, 2015 incentive adder discussed above. Ameren Missouri did not record a liability as of June 30, 2016, and it does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.
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

NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the six months ended June 30, 2016, but were used to support commercial paper issuances and to issue letters of credit. Based on letters of credit issued under the Credit Agreements, as well as commercial paper outstanding, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at June 30, 2016, was $1.3 billion.

Commercial Paper
The following table presents commercial paper outstanding as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Ameren (parent)	$524	$301
Ameren Missouri	77	—
Ameren Illinois	177	—
Ameren Consolidated	$778	$301
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2016 and 2015:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2016
Average daily commercial paper outstanding	$402	$117	$12	$531
Weighted-average interest rate	0.82%	0.74%	0.79%	0.80%
Peak commercial paper during period(a)	$549	$208	$177	$839
Peak interest rate	0.95%	0.85%	0.85%	0.95%
2015
Average daily commercial paper outstanding	$754	$84	$5	$843
Weighted-average interest rate	0.57%	0.50%	0.44%	0.56%
Peak commercial paper during period(a)	$849	$294	$39	$1,108
Peak interest rate	0.70%	0.60%	0.60%	0.70%

(a)
The timing of peak commercial paper issuances varies by company; therefore, the peak amounts presented by company might not equal the Ameren Consolidated peak commercial paper issuances for the period.

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
The Credit Agreements require Ameren, Ameren Missouri, and Ameren Illinois to each maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of June 30, 2016, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 52%, 49%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the Credit Agreements, if Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. As of June 30, 2016, Ameren’s senior long-term unsecured credit rating exceeded the minimum rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable Credit Agreement.
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
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the covenants in their credit agreements at June 30, 2016.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren

(parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three and six months ended June 30, 2016, was 0.60% and 0.54%, respectively (2015 - 0.08% for both periods).
See Note 8 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the six months ended June 30, 2016 and 2015.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In February 2016, Ameren Missouri's $260 million 5.40% senior secured notes matured and were repaid with cash on hand and commercial paper borrowings.
In June 2016, Ameren Missouri issued $150 million of 3.65% senior secured notes due April 15, 2045, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2016. Ameren Missouri received proceeds of $148 million, which were used to repay short-term debt.
Ameren Illinois
In June 2016, Ameren Illinois’ $54 million 6.20% senior secured notes and $75 million 6.25% senior secured notes matured and were repaid with commercial paper borrowings.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue first mortgage bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and first mortgage bonds and preferred stock issuable as of June 30, 2016, at an assumed annual interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.7	$3,793		≥2.5	105.4	$2,346
Ameren Illinois	≥2.0	6.9	3,827	(d)	≥1.5	2.8	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of first mortgage bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include first mortgage bonds issuable based on retired bond capacity of $1,206 million and $279 million at Ameren Missouri and Ameren Illinois, respectively.

(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.

(d)
Amount of first mortgage bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture. The amount of first mortgage bonds issuable by Ameren Illinois is also subject to the lien restrictions contained in the Illinois Credit Agreement.

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

Ameren Illinois’ articles of incorporation require dividend

payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of June 30, 2016, Ameren Illinois had 51% equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At June 30, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 – OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	2016	2015	2016	2015
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$5	$6	$13	$11
Interest income on industrial development revenue bonds	6	6	13	13
Interest income	4	4	8	8
Other	1	—	2	3
Total miscellaneous income	$16	$16	$36	$35
Miscellaneous expense:
Donations	$2	$2	$7	$10
Other	4	4	6	7
Total miscellaneous expense	$6	$6	$13	$17
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$3	$5	$10	$9
Interest income on industrial development revenue bonds	6	6	13	13
Interest income	—	1	—	1
Other	—	—	1	—
Total miscellaneous income	$9	$12	$24	$23
Miscellaneous expense:
Donations	$1	$1	$2	$3
Other	1	1	2	2
Total miscellaneous expense	$2	$2	$4	$5

	Three Months		Six Months
	2016	2015	2016	2015
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$2	$1	$3	$2
Interest income	3	3	7	7
Other	1	—	1	2
Total miscellaneous income	$6	$4	$11	$11
Miscellaneous expense:
Donations	$1	$1	$5	$4
Other	2	1	3	3
Total miscellaneous expense	$3	$2	$8	$7

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2016, and December 31, 2015. As of June 30, 2016, these contracts extended through October 2018, March 2021, May 2032, and January 2019 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2016			2015
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	24	(b)	24	35	(b)	35
Natural gas (in mmbtu)	30	131	161	30	151	181
Power (in megawatthours)	1	10	11	1	10	11
Uranium (pounds in thousands)	395	(b)	395	494	(b)	494

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
Authoritative accounting guidance regarding derivative instruments requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 7 – Fair Value Measurements for a discussion of our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery or refund through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2016, and December 31, 2015, all contracts received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2016, and December 31, 2015:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2016
Natural gas	Other current assets	$—	$2	$2
	Other assets	1	3	4
Power	Other current assets	15	—	15
	Total assets (a)	$16	$5	$21
Fuel oils	Other current liabilities	$12	$—	$12
	Other deferred credits and liabilities	2	—	2
Natural gas	MTM derivative liabilities	(b)	11	(b)
	Other current liabilities	3	—	14
	Other deferred credits and liabilities	6	6	12
Power	MTM derivative liabilities	(b)	12	(b)
	Other current liabilities	1	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Other deferred credits and liabilities	3	—	3
	Total liabilities (c)	$28	$186	$214
2015
Natural gas	Other current assets	$—	$1	$1
	Other assets	1	—	1
Power	Other current assets	16	—	16
	Total assets (a)	$17	$1	$18
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	32	(b)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(b)	13	(b)
	Other current liabilities	—	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Total liabilities (c)	$44	$220	$264

(a)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	Balance sheet line item not applicable to registrant.

(c)	Because all contracts qualifying for hedge accounting receive regulatory deferral, the cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2016, and December 31, 2015:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2016
Assets:
Ameren Missouri	$16	$2	$—	$14
Ameren Illinois	5	4	—	1
Ameren	$21	$6	$—	$15
Liabilities:
Ameren Missouri	$28	$2	$4	$22
Ameren Illinois	186	4	—	182
Ameren	$214	$6	$4	$204
2015
Assets:
Ameren Missouri	$17	$1	$—	$16
Ameren Illinois	1	—	—	1
Ameren	$18	$1	$—	$17
Liabilities:
Ameren Missouri	$44	$1	$8	$35
Ameren Illinois	220	—	3	217
Ameren	$264	$1	$11	$252

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of June 30, 2016, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on June 30, 2016, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2016
Ameren Missouri	$74	$2	$66
Ameren Illinois	50	—	41
Ameren	$124	$2	$107

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

(b)
As collateral requirements with certain counterparties are based on master netting arrangements or similar agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.

NOTE 7 – FAIR VALUE MEASUREMENTS
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
All financial assets and liabilities carried at fair value are classified and disclosed in one of three hierarchy levels. See

Note 8 – Fair Value Measurements under Part II, Item 8, of the Form 10-K for information related to hierarchy levels. We perform an analysis each quarter to determine the appropriate hierarchy level of the assets and liabilities subject to fair value measurements. Financial assets and liabilities are classified in their entirety according to the lowest level of input that is significant to the fair value measurement. All assets and liabilities whose fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2016, and December 31, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2016
	Natural gas	$—	$(1)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.80) – 0	(0.50)
					Counterparty credit risk (%)(c)(d)	0.22 – 6	2
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
	Power(f)	15	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	27 – 43	30
					Estimated auction price for FTRs ($/MW)(b)	(309) – 1,509	96
					Nodal basis ($/MWh)(g)	(9) – (1)	(2)
					Counterparty credit risk (%)(c)(d)	0.56	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(b)	3 – 5	4
					Escalation rate (%)(b)(h)	4	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(4)	Option model	Volatilities (%)(b)	21	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	27 – 30	29
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)
2015
	Natural gas	$1	$(1)	Option model	Volatilities (%)(b)	35 – 55	45
					Nodal basis ($/mmbtu)(c)	(0.30) – 0	(0.20)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.10) – 0	(0.10)
					Counterparty credit risk (%)(c)(d)	0.40 – 12	7
					Ameren Missouri credit risk (%)(c)(d)	0.40	(e)
	Power(f)	16	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	22 – 39	29
					Estimated auction price for FTRs ($/MW)(b)	(270) – 2,057	211
					Nodal basis ($/MWh)(g)	(10) – (1)	(3)
					Counterparty credit risk (%)(c)(d)	0.86	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.40	(e)
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(b)	3 – 4	4
					Escalation rate (%)(b)(h)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(1)	Option model	Volatilities (%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	35 – 42	37
					Ameren Missouri credit risk (%)(c)(d)	0.40	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

(g)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(h)	Escalation rate applies to power prices in 2031 and beyond for June 30, 2016 and to power prices in 2026 and beyond for December 31, 2015.
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first six months of 2016 or 2015. At June 30, 2016, and December 31, 2015, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Natural gas	$1	$5	$—	$6
	Power	—	—	15	15
	Total derivative assets – commodity contracts	$1	$5	$15	$21
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	378	—	—	378
	Debt securities:
	U.S. treasury and agency securities	—	129	—	129
	Corporate bonds	—	56	—	56
	Other	—	16	—	16
	Total nuclear decommissioning trust fund	$379	$201	$—	$580	(b)
	Total Ameren	$380	$206	$15	$601
Ameren	Derivative assets – commodity contracts(a):
Missouri	Natural gas	$—	$1	$—	$1
	Power	—	—	15	15
	Total derivative assets – commodity contracts	$—	$1	$15	$16
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	378	—	—	378
	Debt securities:
	U.S. treasury and agency securities	—	129	—	129
	Corporate bonds	—	56	—	56
	Other	—	16	—	16
	Total nuclear decommissioning trust fund	$379	$201	$—	$580	(b)
	Total Ameren Missouri	$379	$202	$15	$596
Ameren	Derivative assets – commodity contracts(a):
Illinois	Natural gas	$1	$4	$—	$5
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$14	$—	$—	$14
	Natural gas	—	25	1	26
	Power	—	—	170	170
	Uranium	—	—	4	4
	Total Ameren	$14	$25	$175	$214
Ameren	Derivative liabilities – commodity contracts(a):
Missouri	Fuel oils	$14	$—	$—	$14
	Natural gas	—	9	—	9
	Power	—	—	1	1
	Uranium	—	—	4	4
	Total Ameren Missouri	$14	$9	$5	$28
Ameren	Derivative liabilities – commodity contracts(a):
Illinois	Natural gas	$—	$16	$1	$17
	Power	—	—	169	169
	Total Ameren Illinois	$—	$16	$170	$186

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$1	$2
	Power	—	—	16	16
	Total derivative assets – commodity contracts	$—	$1	$17	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren	$368	$190	$17	$575
Ameren	Derivative assets – commodity contracts(a):
Missouri	Natural gas	$—	$—	$1	$1
	Power	—	—	16	16
	Total derivative assets – commodity contracts	$—	$—	$17	$17
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$4	$—	$—	$4
	Equity securities:
	U.S. large capitalization	364	—	—	364
	Debt securities:
	U.S. treasury and agency securities	—	109	—	109
	Corporate bonds	—	58	—	58
	Other	—	22	—	22
	Total nuclear decommissioning trust fund	$368	$189	$—	$557	(b)
	Total Ameren Missouri	$368	$189	$17	$574
Ameren	Derivative assets – commodity contracts(a):
Illinois	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$29	$—	$—	$29
	Natural gas	1	62	1	64
	Power	—	—	170	170
	Uranium	—	—	1	1
	Total Ameren	$30	$62	$172	$264
Ameren	Derivative liabilities – commodity contracts(a):
Missouri	Fuel oils	$29	$—	$—	$29
	Natural gas	—	13	1	14
	Uranium	—	—	1	1
	Total Ameren Missouri	$29	$13	$2	$44
Ameren	Derivative liabilities – commodity contracts(a):
Illinois	Natural gas	$1	$49	$—	$50
	Power	—	—	170	170
	Total Ameren Illinois	$1	$49	$170	$220

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2016:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Natural gas:
Beginning balance at April 1, 2016	$—		$(1)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—		(1)	(1)
Settlements	—		1	1
Ending balance at June 30, 2016	$—		$(1)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—		$(1)	$(1)
Power:
Beginning balance at April 1, 2016	$6		$(187)	$(181)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)		14	13
Purchases	13		—	13
Settlements	(4)		4	—
Ending balance at June 30, 2016	$14		$(169)	$(155)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—		$14	$14
Uranium:
Beginning balance at April 1, 2016	$(4)	$	(a)	$(4)
Ending balance at June 30, 2016	$(4)	$	(a)	$(4)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—	$	(a)	$—

(a)	Not applicable.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2016:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Natural gas:
Beginning balance at January 1, 2016	$—		$—	$—
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—		(1)	(1)
Ending balance at June 30, 2016	$—		$(1)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—		$(1)	$(1)
Power:
Beginning balance at January 1, 2016	$16		$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)		(7)	(11)
Purchases	13		—	13
Settlements	(11)		8	(3)
Ending balance at June 30, 2016	$14		$(169)	$(155)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—		$(5)	$(5)
Uranium:
Beginning balance at January 1, 2016	$(1)	$	(a)	$(1)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(3)		(a)	(3)
Ending balance at June 30, 2016	$(4)	$	(a)	$(4)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$(3)	$	(a)	$(3)

(a)	Not applicable.

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
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of similar financial trades observable on electronic exchanges between the periods. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and six months ended June 30, 2016, and 2015, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 related to derivative commodity contracts.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)	$7,036	$7,973	$7,275	$7,814
Preferred stock(a)	142	127	142	125
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,999	$4,539	$4,110	$4,449
Preferred stock	80	77	80	75
Ameren Illinois:
Long-term debt (including current portion)	$2,343	$2,692	$2,471	$2,665
Preferred stock	62	50	62	50

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
NOTE 8 – RELATED PARTY TRANSACTIONS
Ameren (parent) and its subsidiaries have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, services received or rendered, and borrowings and lendings.
Transactions between affiliates are reported as intercompany transactions on their respective financial statements but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 14 – Related Party Transactions under Part II, Item 8, of the Form 10-K and the money pool arrangements discussed in Note 3 – Short-term Debt and Liquidity of this report.
Electric Power Supply Agreement
In April 2016, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products through May 31, 2019. Ameren Missouri was among the winning suppliers in this event. As a result, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 375,200 megawatthours at an average price of $34.71 per megawatthour during the period of June 1, 2017, through September 30, 2018.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and six months ended June 30, 2016 and 2015:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2016		$3	$	(a)		$12	$	(a)
agreements with Ameren Illinois		2015		4		(a)		5		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		7		1		13		2
rent and facility services		2015		7		1		13		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		(b)		(b)		(b)		(b)
miscellaneous support services		2015		1		(b)		1		(b)
Total Operating Revenues		2016		$10		$1		$25		$2
		2015		12		1		19		2
Ameren Illinois power supply	Purchased Power	2016	$	(a)		$3	$	(a)		$12
agreements with Ameren Missouri		2015		(a)		4		(a)		5
Ameren Illinois transmission	Purchased Power	2016		(a)		1		(a)		1
services with ATXI		2015		(a)		(b)		(a)		1
Total Purchased Power		2016	$	(a)		$4	$	(a)		$13
		2015		(a)		4		(a)		6
Ameren Services support services	Other Operations and Maintenance	2016		$32		$30		$66		$61
agreement		2015		32		30		66		59
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2016	$	(b)	$	(b)	$	(b)	$	(b)
		2015		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 14 – Related Party Transactions, Note 15 – Commitments and Contingencies, and Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K. See also Note 2 – Rate and Regulatory Matters, Note 8 – Related Party Transactions, and Note 10 – Callaway Energy Center.
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at June 30, 2016. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year. Both coverages were renewed in 2016.

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

(d)	NEIL provides $2.75 billion in property damage, decontamination, and premature decommissioning insurance for radiation events. NEIL provides $2.3 billion in property damage for nonradiation events.

(e)	All NEIL insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.

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
Losses resulting from terrorist attacks on nuclear facilities are covered under NEIL’s insurance policies, subject to an industrywide aggregate policy limit of $3.24 billion within a 12-month period, or $1.83 billion for events not involving radiation contamination.
If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois have entered into various long-term commitments for purchased power and natural gas for distribution. At June 30, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,465 million, $2,614 million, and $1,790 million, respectively. For additional information regarding our obligations and commitments at December 31, 2015, see Note 15 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
In April 2016, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products through May 31, 2019. In this event, Ameren Illinois contracted to purchase approximately 3,609,800 megawatthours of energy products for $105 million from June 1, 2016, through May 31, 2019. See Note 8 – Related Party Transactions for additional information regarding the energy product agreement between Ameren Missouri and Ameren Illinois as a result of this procurement event.
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
The EPA has promulgated several environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants; and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs and their recovery could result in regulatory lag.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $600 million to $700 million in the aggregate from 2016 through 2020 in order to comply with existing environmental regulations. Additionally, Ameren Missouri may be required to install additional air emissions controls within the next six to 10 years. This estimate includes capital expenditures required for the CCR regulations, the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and the Clean Water Act effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. These estimates do not include the potential impacts of the Clean Power Plan discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant new environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015 and the second phase of emission reduction requirements will become effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri does not expect to make additional capital investments to comply with the current CSAPR requirements. However, Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants, was issued by the EPA in August 2015 but stayed by the United States Supreme Court in February 2016, pending the outcome of various appeals, as discussed below.
If upheld, the Clean Power Plan would require Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that would require each state to demonstrate progress in achieving its CO2 reduction target. Ameren continues to evaluate the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation. Significant uncertainty exists regarding the impact of the Clean Power Plan, as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. All implementation requirements are deferred until such time as these legal challenges are concluded. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued in the fourth quarter of 2016 or the first quarter of 2017, and subsequent appeals to the United States Supreme Court are likely. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs and require Ameren Missouri to make new or accelerated capital expenditures. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
In 2015, the EPA also issued final regulations that set CO2 emissions standards for new power plants. These new standards establish separate emissions limits for new natural-gas-fired combined cycle plants and new coal-fired plants.
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
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean

Air Act and Missouri law. Ameren Missouri anticipates that a trial of this case will begin in August 2016. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
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
Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Additionally, in 2015, the EPA issued its final rule to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for water discharges that are based on the effectiveness of available control technology. The EPA's rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain components in water discharges from power plants. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule and all of Ameren Missouri’s coal-fired energy centers are subject to the effluent limitations rule. Implementation of both rules will occur during the renewal process of each energy center’s water discharge permits, which will occur between 2018 and 2023. The rules could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if their implementation requires extensive modifications to the cooling water systems and water discharge systems at Ameren Missouri’s energy centers and if those investments are not recovered on a timely basis in electric rates charged to Ameren Missouri’s customers.
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
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by federal or state governments as a potentially responsible party at several contaminated sites.
As of June 30, 2016, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2025. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual review by the ICC. As of June 30, 2016, Ameren Illinois estimated the obligation related to these former MGP sites at $217 million to $306 million. Ameren and Ameren Illinois recorded a liability of $217 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope and extent to which these former MGP sites are remediated may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the ultimate actual costs, including unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Illinois is also responsible for the cleanup of some underground storage tanks and a water treatment plant in Illinois. As of June 30, 2016, Ameren Illinois recorded a liability of $0.7 million to represent its best estimate of its obligation for these sites.
In 2008, the EPA issued an administrative order to three companies, including Ameren Missouri, to conduct a site investigation at a former coal tar distillery in St. Louis, Missouri. While Ameren Missouri is the current owner of the site, it did not conduct any of the manufacturing operations involving coal tar or its byproducts. Site investigation activities and studies are complete, and reports have been submitted to the EPA for review. Based upon the results of those studies, it is unlikely that further remediation will be required. Accordingly, as of June 30, 2016, Ameren Missouri did not record a liability for remediation at this site.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of June 30, 2016, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri-owned substation in St. Charles, Missouri. As of June 30, 2016, Ameren Missouri estimated and recorded a $0.6 million liability related to the site. Although monitoring will continue for some time, no significant remediation measures are anticipated.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011, against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of June 30, 2016 and December 31, 2015, representing their estimate of the probable taxes and fees due as a result of this lawsuit. Ameren Missouri believes there is a remote possibility that a liability relating to this lawsuit could be material to Ameren and Ameren Missouri’s results of operations, financial position, and liquidity. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that Ameren Missouri will be successful in its efforts.
NOTE 10 – CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other utilities that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE to review the nuclear waste fee annually against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee has been suspended since May 2014.
Although both the NWPA and the standard contract stated that the DOE would begin to dispose of spent nuclear fuel by 1998, the DOE is not meeting its disposal obligation. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
As a result of the DOE's failure to begin to dispose of spent nuclear fuel from commercial nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and ad valorem taxes, incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual recovery of additional spent fuel storage and related costs. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$20	$22	$40	$46	$5	$6	$10	$11
Interest cost	45	43	92	87	12	12	24	24
Expected return on plan assets	(63)	(62)	(126)	(124)	(18)	(17)	(36)	(34)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	7	19	16	37	(2)	2	(5)	3
Settlement loss	—	1	—	1	—	—	—	—
Net periodic benefit cost (benefit)	$9	$23	$22	$47	$(4)	$2	$(9)	$2
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Ameren Missouri(a)	$5	$13	$13	$28	$(1)	$3	$(2)	$4
Ameren Illinois	6	10	11	19	(3)	(1)	(7)	(2)
Other	(2)	—	(2)	—	—	—	—	—
Ameren(a)(b)	$9	$23	$22	$47	$(4)	$2	$(9)	$2

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

(b)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

NOTE 12 – DISCONTINUED OPERATIONS
See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to discontinued operations.
All matters related to the final tax basis of New AER and the related tax benefit resulting from the divested merchant generation business were resolved with the completion of the IRS audit for 2013. During the second quarter of 2015, based on the completion of the IRS audit, Ameren removed a reserve for unrecognized tax benefits recorded in 2013 and recognized a tax benefit from discontinued operations.
The following table presents the components of discontinued operations in Ameren's consolidated statement of income for the three and six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	2016	2015	2016	2015
Operating revenues	$—	$—	$—	$—
Operating benefits (expenses)	—	—	—	3
Operating income before income tax	—	—	—	3
Income tax benefit	—	52	—	49
Income from discontinued operations, net of taxes	$—	$52	$—	$52

The following table presents the carrying amounts of the components of assets and liabilities of Ameren’s discontinued operations, which consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers, at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Assets of discontinued operations
Accumulated deferred income taxes, net	$14	$14
Total assets of discontinued operations	$14	$14
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$1
Asset retirement obligations(a)	26	28
Total liabilities of discontinued operations	$27	$29

(a)	Ameren has demolished and completed its retirement obligations at the Hutsonville energy center. The remaining ARO liabilities relate to the abandoned Meredosia energy center.
NOTE 13 – SEGMENT INFORMATION
Ameren has two reportable segments: Ameren Missouri and Ameren Illinois. Ameren Missouri and Ameren Illinois each have one reportable segment. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all of the operations of Ameren Missouri’s business as described in Note 1 – Summary of Significant Accounting Policies. The Ameren Illinois segment for both Ameren and Ameren Illinois includes all of the operations of Ameren Illinois’ business as described in Note 1 – Summary of Significant Accounting Policies. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI.
The following table presents information about the reported revenues and net income attributable to Ameren common shareholders from continuing operations for the three and six months ended June 30, 2016 and 2015, and total assets of continuing operations as of June 30, 2016, and December 31, 2015:

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2016
External revenues	$857	$541	$29	$—	$1,427
Intersegment revenues	10	1	1	(12)	—
Net income attributable to Ameren common shareholders from continuing operations	92	45	10	—	147
2015
External revenues	$872	$512	$17	$—	$1,401
Intersegment revenues	12	1	—	(13)	—
Net income attributable to Ameren common shareholders from continuing operations	61	31	6	—	98
Six Months
2016
External revenues	$1,583	$1,217	$61	$—	$2,861
Intersegment revenues	25	2	1	(28)	—
Net income attributable to Ameren common stockholders from continuing operations	106	104	42	—	252
2015
External revenues	$1,665	$1,256	$36	$—	$2,957
Intersegment revenues	19	2	1	(22)	—
Net income (loss) attributable to Ameren common stockholders from continuing operations	102	84	20	—	206
As of June 30, 2016:
Total assets	$13,649	$8,999	$1,276	$(145)	$23,779	(a)
As of December 31, 2015:
Total assets	$13,851	$8,903	$1,139	$(267)	$23,626	(a)
(a)    Excludes total assets from discontinued operations of $14 million as of June 30, 2016, and December 31, 2015.

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
Additionally, Ameren has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri’s and Ameren Illinois’ service territories as well as competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO. Ameren also has various other subsidiaries that conduct activities such as the provision of shared services.
Unless otherwise stated, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 12 – Discontinued Operations under Part I, Item 1, of this report and Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information regarding the divestiture transactions and discontinued operations presentation.
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
OVERVIEW
Net income attributable to Ameren common shareholders from continuing operations was $147 million in the second quarter of 2016, compared with $98 million in the year-ago period. Net income attributable to Ameren common shareholders from continuing operations was $252 million in the first six months of 2016, compared with $206 million in the year-ago period. Net income was favorably affected in the second quarter and the first six months of 2016, compared with the year-ago periods, by the absence of a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site. Net income was also favorably affected by increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric distribution service earnings, reflecting Ameren’s strategy to allocate incremental capital to those businesses; increased rates for Ameren Illinois’ natural gas distribution service pursuant to a December 2015 order; and decreased operations and maintenance expenses. In the first six months of 2016, net income was also favorably affected by an income tax benefit recorded in the first quarter of 2016 at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation and increased Ameren Illinois natural gas distribution rates due to seasonal rate redesign. Additionally, in the second quarter of 2016, earnings were favorably affected by increased demand due to warmer early summer temperatures. Net income was unfavorably affected in the second quarter and the first six months of 2016, compared with the year-ago periods, by the cost of the Callaway energy center’s scheduled refueling and maintenance outage, decreased electric demand at Ameren Missouri resulting from a reduction in Noranda sales volumes, decreased Ameren Missouri earnings resulting from the absence in 2016 of MEEIA 2013 net shared benefits, and decreased electric margins resulting from the exclusion of transmission revenues and substantially all transmission charges from Ameren Missouri’s FAC. Additionally, earnings were unfavorably affected in the first six months of 2016 by decreased demand primarily due to milder winter temperatures and the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism.

Ameren remains focused on executing its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren continues to allocate significant amounts of capital to those businesses that are supported by regulatory frameworks that provide predictable and timely cost recovery. Ameren invested approximately $650 million of its $1 billion in capital expenditures during the first six months of 2016 in FERC-regulated electric transmission projects and Ameren Illinois electric and natural gas distribution service infrastructure. Consistent with its strategic plan, one of Ameren’s goals is to earn at or close to the allowed return on common equity in each of its jurisdictions. Ameren remains focused on improving operating performance, disciplined cost management, and strategic capital allocation.
Ameren invested approximately $330 million during the first six months of 2016 in FERC-regulated transmission projects, including Ameren Illinois’ continued significant transmission investments to improve reliability. Construction continues on ATXI’s $1.4 billion Illinois Rivers transmission project, and ATXI anticipates line construction to begin on the Spoon River project in late 2016. ATXI is in the process of obtaining assents from the five counties where the Mark Twain project will be constructed. The completion of the Illinois Rivers, Spoon River, and Mark Twain projects are expected to provide customers with improved reliability and access to additional renewable energy sources, including wind power from the western and northern parts of the MISO region.
With respect to the FERC-regulated electric transmission businesses, Ameren and Ameren Illinois transmission earnings continued to be reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017, which will determine the allowed base return on common equity for the 15-month period ending May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from the effective date of the February 2015 complaint case order, replacing the allowed base return on equity established by the final order in the November 2013 complaint case, which is expected to be issued in the fourth quarter of 2016.
Ameren Illinois has invested approximately $320 million in electric and natural gas distribution infrastructure projects in the first six months of 2016, including those that are part of its modernization action plan. It remains on track to meet its remaining investment, reliability, and smart meter goals under the IEIMA. In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update, which included a $14 million decrease to its revenue requirement beginning in January 2017. In July 2016, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing. The ICC staff recommended a decrease in the electric distribution service revenue requirement in an amount consistent with Ameren Illinois’ filing. Other intervenors to this rate proceeding have recommended additional decreases to Ameren Illinois’ electric distribution service revenue requirement. An ICC decision on the revenue requirement used for 2017 rates is expected by December 2016.
In July 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The request includes recovery of, and a return on, new infrastructure investments, recovery of fixed costs related to the loss of sales to Noranda, and increased transmission expenses. Ameren Missouri also requested continued use of its FAC and the regulatory tracking mechanisms for pension and postretirement benefits and uncertain income tax positions that the MoPSC previously authorized in earlier electric rate orders. Additionally, Ameren Missouri requested the implementation of a new regulatory tracking mechanism for transmission charges and revenues. A decision by the MoPSC is expected by late April 2017, with new rates effective in late May 2017. Ameren Missouri continues to pursue a modernized regulatory framework that supports investment to upgrade aging electric infrastructure and reduces regulatory lag.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, energy efficiency investments by our customers and us, and the actions of key customers can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations in winter heating and summer cooling demands. Ameren and Ameren Missouri are also affected by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators.
Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution service businesses, a purchased power cost recovery mechanism for Ameren Illinois' electric distribution service business, and a FAC for Ameren Missouri's electric utility business.
Ameren Illinois' electric distribution service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, with recoveries from, or refunds to, customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year.
Ameren Illinois’ and ATXI’s electric transmission service businesses and Ameren Illinois’ electric distribution service business operate under formula ratemaking, designed to provide for the recovery of actual costs of service that are prudently incurred as well as a return on equity. While rate-regulated, Ameren Illinois’ natural gas business and Ameren Missouri do not operate under formula ratemaking. Ameren (parent) is not rate-regulated.
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

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	2016	2015	2016	2015
Net income attributable to Ameren common shareholders	$147	$150	$252	$258
Earnings per common share – basic and diluted	0.61	0.61	1.04	1.06
Net income attributable to Ameren common shareholders – continuing operations	$147	$98	$252	$206
Earnings per common share – basic and diluted – continuing operations	0.61	0.40	1.04	0.85
Net income attributable to Ameren common shareholders from continuing operations increased $49 million, or 21 cents per diluted share, in the second quarter of 2016 compared with the same period in 2015. The increase between periods was due to a $31 million increase in net income from the Ameren Missouri segment, a $14 million increase in net income from the Ameren Illinois segment, and a $4 million increase in net income from Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI’s net income of $7 million.
Net income attributable to Ameren common shareholders from continuing operations increased $46 million, or 19 cents per diluted share, in the first six months of 2016 compared to the same period in 2015. The increase between periods was due to a $22 million increase in net income from Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI’s net income of $12 million, a $20 million increase in net income from the Ameren Illinois segment, and a $4 million increase in net income from the Ameren Missouri segment.
Net income attributable to Ameren common shareholders from discontinued operations was less than $1 million in the second quarter and the first six months of 2016, compared with net income of $52 million, or 21 cents per diluted share, in both year-ago periods. During the second quarter of 2015, based on the completion of the IRS audit of Ameren’s 2013 tax year, Ameren removed the reserve for unrecognized tax benefits of $53 million recorded in 2013 related to the divestiture of New AER and recognized a tax benefit from discontinued operations.

Earnings per share from continuing operations were favorably affected in the second quarter and the first six months of 2016, compared with the year-ago periods (except where a specific period is referenced), by:

•
the absence of a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share for both periods);

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric distribution service earnings under formula ratemaking due to additional rate base investment (7 cents per share and 12 cents per share, respectively). However, increased earnings due to additional rate base investment were reduced by the recognition of a liability for a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity as well as a lower return on equity related to Ameren Illinois electric distribution service investments due to a reduction in the 30-year United States Treasury bond yields (1 cent per share and 2 cents per share, respectively);

•
a decrease in the effective tax rate primarily due to an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation (8 cents per share for the six months ended June 30, 2016);

•	increased demand due to warmer early summer temperatures in 2016 (estimated at 7 cents per share for the second quarter of 2016);

•	higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order (2 cents per share and 6 cents per share, respectively);

•
decreased other operations and maintenance expenses not subject to riders, regulatory tracking mechanisms, or formula ratemaking, primarily at Ameren Missouri (4 cents per share and 3 cents per share, respectively). This was due, in part, to a reduction in energy center maintenance costs, excluding the cost of the Callaway energy center's scheduled refueling and maintenance outage (discussed below); and

•
increased Ameren Illinois natural gas distribution rates due to seasonal rate redesign, which is not expected to materially affect earnings comparisons on an annual basis (2 cents per share for the six months ended June 30, 2016).

Earnings per share from continuing operations were unfavorably affected in the second quarter and the first six months of 2016, compared with the year-ago periods (except where a specific period is referenced), by:

•
the cost of the Callaway energy center's scheduled refueling and maintenance outage in the second quarter of 2016. There was no Callaway refueling and maintenance outage in 2015 (7 cents per share and 8 cents per share, respectively);

•	a decrease in electric demand at Ameren Missouri resulting from a reduction in Noranda sales volumes (5 cents per share and 8 cents per share, respectively);

•	decreased Ameren Missouri earnings resulting from the absence in 2016 of MEEIA net shared benefits, due to the expiration of MEEIA 2013 (4 cents per share and 7 cents per share, respectively);

•
decreased demand primarily due to milder winter temperatures, partially offset by warmer early summer temperatures (discussed above) (estimated at 2 cents per share for the six months ended June 30, 2016);

•
decreased Ameren Illinois earnings resulting from the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share for the six months ended June 30, 2016); and

•
decreased electric margins resulting from the exclusion of transmission revenues and substantially all transmission charges from Ameren Missouri’s FAC beginning May 30, 2015 (2 cents per share and 3 cents per share, respectively).

The cents per share information presented in the explanations above is based on the average diluted shares outstanding in the second quarter and first six months of 2015. For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Provision for Callaway Construction and Operating License, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and six months ended June 30, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2016:
Electric margins	$628	$321	$24	$973
Natural gas margins	17	96	(1)	112
Other operations and maintenance	(238)	(200)	3	(435)
Depreciation and amortization	(127)	(80)	(3)	(210)
Taxes other than income taxes	(83)	(30)	(2)	(115)
Other income	7	3	—	10
Interest charges	(53)	(35)	(7)	(95)
Income taxes	(58)	(29)	(5)	(92)
Income from continuing operations	93	46	9	148
Income from discontinued operations, net of tax	—	—	—	—
Net income	93	46	9	148
Noncontrolling interests – preferred dividends	(1)	(1)	1	(1)
Net income attributable to Ameren common shareholders	$92	$45	$10	$147
Three Months 2015:
Electric margins	$635	$299	$10	$944
Natural gas margins	17	88	—	105
Other revenues	1	—	(1)	—
Other operations and maintenance	(229)	(202)	4	(427)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(124)	(73)	(3)	(200)
Taxes other than income taxes	(85)	(29)	(2)	(116)

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Other income (expense)	10	2	(2)	10
Interest charges	(55)	(33)	(1)	(89)
Income taxes	(39)	(20)	—	(59)
Income from continuing operations	62	32	5	99
Income from discontinued operations, net of tax	—	—	52	52
Net income	62	32	57	151
Noncontrolling interests – preferred dividends	(1)	(1)	1	(1)
Net income attributable to Ameren common shareholders	$61	$31	$58	$150
Six Months 2016:
Electric margins	$1,077	$609	$48	$1,734
Natural gas margins	43	250	(1)	292
Other operations and maintenance	(450)	(394)	9	(835)
Depreciation and amortization	(254)	(157)	(6)	(417)
Taxes other than income taxes	(156)	(68)	(5)	(229)
Other income	20	3	—	23
Interest charges	(105)	(70)	(15)	(190)
Income (taxes) benefit	(67)	(67)	11	(123)
Income from continuing operations	108	106	41	255
Income from discontinued operations, net of tax	—	—	—	—
Net income	108	106	41	255
Noncontrolling interests – preferred dividends	(2)	(2)	1	(3)
Net income attributable to Ameren common stockholders	$106	$104	$42	$252
Six Months 2015:
Electric margins	$1,132	$587	$23	$1,742
Natural gas margins	44	238	—	282
Other revenues	1	—	(1)	—
Other operations and maintenance	(440)	(404)	16	(828)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(242)	(146)	(5)	(393)
Taxes other than income taxes	(165)	(72)	(4)	(241)
Other income (expense)	18	4	(4)	18
Interest charges	(110)	(66)	(1)	(177)
Income taxes	(65)	(55)	(5)	(125)
Income from continuing operations	104	86	19	209
Income from discontinued operations, net of tax	—	—	52	52
Net income	104	86	71	261
Noncontrolling interests – preferred dividends	(2)	(2)	1	(3)
Net income attributable to Ameren common stockholders	$102	$84	$72	$258
Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and six months ended June 30, 2016, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$26	$5	$—	$31
Base rates (estimate)	19	3	—	22
Sales volume (excluding Noranda and the estimated effect of weather)	2	(1)	—	1
Noranda revenues	(35)	—	—	(35)
Off-system sales and transmission services revenues	21	—	—	21
MEEIA 2013 net shared benefits	(15)	—	—	(15)
Transmission services revenues	—	17	12	29
Other	4	1	2	7
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	2	—	2
Recovery of FAC under-recovery	(28)	—	—	(28)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(2)	—	(2)
MEEIA 2013 and 2016 program costs	(9)	—	—	(9)
Total electric revenue change	$(15)	$25	$14	$24
Fuel and purchased power change:
Energy costs	$(19)	$—	$—	$(19)
Noranda energy costs	17	—	—	17
Effect of weather (estimate)(b)	(4)	(1)	—	(5)
Effect of higher net energy costs included in base rates	(10)	—	—	(10)
FAC exclusion of transmission services charges(e)	(6)	—	—	(6)
Other	2	—	—	2
Cost recovery mechanisms – offsets in electric revenue:(c)
Power supply costs	—	(2)	—	(2)
Recovery of FAC under-recovery	28	—	—	28
Total fuel and purchased power change	$8	$(3)	$—	$5
Net change in electric margins	$(7)	$22	$14	$29
Natural gas revenue change:
Effect of weather (estimate)(b)	$1	$3	$—	$4
Base rates (estimate)	—	11	—	11
Seasonal rate redesign	—	(3)	—	(3)
Other	1	(1)	(1)	(1)
Cost recovery mechanism – offset in gas purchased for resale:(c)
Purchased gas costs	(2)	(6)	—	(8)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(1)	—	(1)
Gross receipts tax	(1)	1	—	—
Total natural gas revenue change	$(1)	$4	$(1)	$2
Gas purchased for resale change:
Effect of weather (estimate)(b)	$(1)	$(2)	$—	$(3)
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased gas costs	2	6	—	8
Total gas purchased for resale change	$1	$4	$—	$5
Net change in natural gas margins	$—	$8	$(1)	$7

Six Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(8)	$(5)	$—	$(13)
Base rates (estimate)	48	22	—	70
Sales volume (excluding Noranda and the estimated effect of weather)	3	(7)	—	(4)
Noranda revenues	(59)	—	—	(59)
Off-system sales and transmission services revenues	35	—	—	35
MEEIA 2013 net shared benefits	(26)	—	—	(26)
Transmission services revenues	—	24	24	48
Purchased power rider order in 2015	—	(15)	—	(15)
Other	10	4	(5)	9
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	10	—	10
Recovery of FAC under-recovery	(49)	—	—	(49)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(6)	—	(6)
Gross receipts tax	(4)	—	—	(4)
MEEIA 2013 and 2016 program costs	(13)	—	—	(13)
Total electric revenue change	$(63)	$27	$19	$(17)
Fuel and purchased power change:
Energy costs	$(29)	$—	$—	$(29)
Noranda energy costs	28	—	—	28
Effect of weather (estimate)(b)	5	4	—	9
Effect of higher net energy costs included in base rates	(34)	—	—	(34)
FAC exclusion of transmission services charges(e)	(11)	—	—	(11)
Other	—	1	6	7
Cost recovery mechanisms – offsets in electric revenue:(c)
Power supply costs	—	(10)	—	(10)
Recovery of FAC under-recovery	49	—	—	49
Total fuel and purchased power change	$8	$(5)	$6	$9
Net change in electric margins	$(55)	$22	$25	$(8)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(8)	$(26)	$—	$(34)
Base rates (estimate)	—	25	—	25
Seasonal rate redesign	—	6	—	6
Other	1	(1)	(1)	(1)
Cost recovery mechanism – offset in gas purchased for resale:(c)
Purchased gas costs	(4)	(55)	—	(59)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(13)	—	(13)
Gross receipts tax	(1)	(2)	—	(3)
Total natural gas revenue change	$(12)	$(66)	$(1)	$(79)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$7	$23	$—	$30
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased gas costs	4	55	—	59
Total gas purchased for resale change	$11	$78	$—	$89
Net change in natural gas margins	$(1)	$12	$(1)	$10

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Electric and natural gas revenue changes are offset by corresponding changes in Fuel, Purchased power, and Gas purchased for resale, resulting in no change to electric and natural gas margins.

(d)
See Other Operations and Maintenance Expenses or Taxes Other Than Income Taxes in this section for the related offsetting increase or decrease to expense. These items have no overall impact on earnings.

(e)	Amounts are subsequent to May 30, 2015, due to the exclusion of transmission revenues and substantially all transmission charges from the FAC as a result of the April 2015 MoPSC electric rate order.

Ameren Corporation
Ameren's electric margins increased $29 million, or 3%, for the three months ended June 30, 2016, compared with the year-ago period. However, electric margins decreased $8 million, or less than 1%, for the six months ended June 30, 2016, compared with the year-ago period. Ameren's natural gas margins increased $7 million, or 7%, and $10 million, or 4%, for the three and six months ended June 30, 2016, respectively, compared with the year-ago periods. Ameren’s results were primarily driven by Ameren Missouri’s, Ameren Illinois’, and ATXI’s results of operations, as discussed below. ATXI’s transmission services revenues increased $12 million and $24 million for the three and six months ended June 30, 2016, respectively, compared with the year-ago periods, because of higher rate base investment and recoverable costs under forward-looking formula ratemaking reduced by the recognition of a potential refund to customers based on the pending FERC complaint cases regarding the allowed base return on common equity. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows it to recover or refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews, with the remaining 5% of changes absorbed by Ameren Missouri.
Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. As of May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order, which unfavorably affected margins, as discussed below. Ameren Missouri accrues as a regulatory asset net energy costs that exceed the amount set in base rates (FAC under-recovery). Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins decreased $7 million, or 1%, and $55 million, or 5%, for the three and six months ended June 30, 2016, respectively, compared with the year-ago periods. The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Noranda’s operations were idled in the first quarter of 2016, which decreased margins by $18 million and $31 million, respectively. The change in margins due to lower Noranda sales is the sum of Noranda revenues (-$35 million and -$59 million, respectively) and Noranda energy costs (+$17 million and +$28 million, respectively) in the above table. Noranda energy costs include the impact of a provision in the FAC tariff that, under certain circumstances, allows

Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced tariff sales to Noranda. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Noranda.

•
The absence in 2016 of net shared benefits due to the expiration of MEEIA 2013, which decreased margins by $15 million and $26 million, respectively. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency related volume reductions in current and future periods.

•
The exclusion of transmission revenues and substantially all transmission charges from the FAC beginning May 30, 2015, which decreased margins by $6 million and $11 million, respectively. Increased transmission charges are primarily due to additional MISO-approved electric transmission investments made by other entities.

•
Temperatures in the first six months of 2016 were warmer as heating degree-days decreased 18% while cooling degree-days increased 13%, compared with the year-ago period. The net effect of weather decreased margins by an estimated $3 million for the six months ended June 30, 2016, compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$8 million) and the effect of weather (estimate) on fuel and purchased power (+$5 million) in the above table. See below for the favorable impact of weather on the second quarter of 2016.

The following items had a favorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Early summer temperatures for the second quarter of 2016 were warmer as cooling degree-days increased 11%, compared with the year-ago period. The effect of weather increased margins by an estimated $22 million for the second quarter of 2016 compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$26 million) and the effect of weather (estimate) on fuel and purchased power (-$4 million) in the above table.

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $9 million and $14 million, respectively. The change in electric base rates is the sum of the change in base rates (estimate) (+$19 million and +$48 million, respectively) and the effect of higher net energy costs included in base rates (-$10 million and -$34 million, respectively) in the above table.

•
Lower net energy costs as a result of the 5% of changes absorbed by Ameren Missouri, primarily due to higher MISO capacity revenues, which increased margins by $2 million and $6 million, respectively. The change in net energy costs is the sum of the change in off-system sales and transmission services revenues (+$21 million and +$35 million, respectively) and the change in energy costs (-$19 million and -$29 million, respectively) in the above table.

•
Excluding the estimated effect of weather and reduced sales to Noranda, total retail sales volumes increased by less than 1% for both periods, which increased revenues by $2 million and $3 million, respectively, due to growth partially offset by the carryover effect of MEEIA 2013 on sales volumes. The six months ended June 30, 2016, benefited from an additional day as a result of the leap year.

Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Missouri’s natural gas margins were comparable between periods.
Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased, and transmission services incurred, on behalf of its electric customers. These pass-through costs do not affect Ameren Illinois’ electric margins, as they are offset by a corresponding amount in revenues.
The provisions of the IEIMA’s and the FERC’s electric transmission formula rate frameworks provide for annual reconciliations of the electric distribution and electric transmission service revenue requirements necessary to reflect the actual costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the components of the revenue requirements. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year’s customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional costs from customers within the next two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year’s customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within the next two years. The increases or reductions to electric operating revenues are shown in base rates (estimate) and transmission services revenues, in the above table, for the electric distribution and electric transmission service revenues, respectively. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois' electric margins increased $22 million in both periods, or 7% and 4%, for the three and six months ended June 30, 2016, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois’ electric margins for the three and six month periods ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Transmission services revenues increased by $17 million and $24 million, respectively, primarily due to increased rate base investment and higher recoverable costs under forward-looking formula ratemaking.

•
Electric distribution service revenues increased by an estimated $3 million and $22 million, respectively, primarily due to increased rate base investment and higher recoverable costs under formula ratemaking pursuant to the IEIMA, partially offset by a lower return on equity due to a reduction in the 30-year United States Treasury bond yields.

•
Early summer temperatures for the second quarter of 2016 were warmer as cooling degree-days increased 3%, compared with the year-ago period. The effect of weather increased margins by an estimated $4 million for the second quarter of 2016, compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$5 million) and the effect of weather (estimate) on fuel and purchased power (-$1 million) in the above table. See below for the unfavorable impact of weather in the first six months of 2016.

The following items had an unfavorable effect on Ameren Illinois’ electric margins for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
The absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, which increased margins by $15 million in the first six months of 2015.

•
Excluding the estimated effect of weather, total retail sales volumes decreased 2% for the six months ended June 30, 2016, which decreased margins by an estimated $7 million. Lower retail sales volumes were due to industrial sales volumes that decreased by 3% but have less of a margin impact than residential and commercial sales volumes, which decreased a combined 1%.

•
Temperatures in the first six months of 2016 were warmer as heating degree-days decreased 15% while cooling degree-days increased 4%, compared with the year-ago period. The net effect of weather decreased margins by an estimated $1 million for the six months ended June 30, 2016, compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$5 million) and the effect of weather (estimate) on fuel and purchased power (+$4 million) in the above table.

Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins as they are offset by a corresponding amount in revenues.
Ameren Illinois' natural gas margins increased $8 million, or 9%, and $12 million, or 5%, for the three and six months ended June 30, 2016, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois’

natural gas margins for the three and six month periods ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•	Higher natural gas base rates in 2016, which increased margins by an estimated $11 million and $25 million, respectively.

•
The implementation of redesigned seasonal rates in 2016, which increased margins by $6 million for the six months ended June 30, 2016, compared with the year-ago period. These redesigned rates have an effect on quarterly earnings comparisons but are not expected to materially affect annual earnings.

The following items had an unfavorable effect on Ameren Illinois’ natural gas margins for the three and six month periods ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
The absence of colder-than-normal winter temperatures and the application of the VBA in the first six months of 2016, which decreased margins by $3 million compared with the year-ago period. The VBA, which was approved by the ICC in December 2015, eliminated the impact of weather on natural gas margins for residential and small nonresidential customers in the first six months of 2016. The change in margins due to weather is the sum of the effect of weather (estimate) on natural gas revenues (-$26 million) and the effect of weather (estimate) on gas purchased for resale (+$23 million) in the above table.

•	The implementation of redesigned seasonal rates in 2016, which decreased margins by $3 million for the second quarter of 2016, compared with the year-ago period.
Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses increased $8 million and $7 million in the second quarter and the first six months of 2016, respectively, as compared with the year-ago periods, primarily because of increased expenses at Ameren Missouri, partially offset by a reduction in expenses at Ameren Illinois.
Ameren Missouri
Other operations and maintenance expenses were $9 million and $10 million higher in the second quarter and the first six months of 2016, respectively, as compared with the year-ago periods. The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Refueling and maintenance outage costs at the Callaway energy center increased by $27 million and $31 million, respectively, due to costs for the 2016 scheduled refueling and maintenance outage that ended in May. There was no scheduled outage in 2015.

•
Amortization of previously deferred solar rebate costs increased by $3 million and $10 million, respectively, as a result of the April 2015 MoPSC electric rate order. Electric base rates billed to customers increased electric revenues by a corresponding amount, with no overall effect on net income.

•	Litigation costs increased by $2 million in both periods.
The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
MEEIA customer energy efficiency program costs decreased by $9 million and $13 million, respectively, primarily due to the expiration of MEEIA 2013 partially offset by costs incurred for MEEIA 2016. Electric revenues decreased by a corresponding amount, with no overall effect on net income.

•
Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, decreased by $8 million and $12 million, respectively, primarily due to fewer major outages.

•
Employee benefit costs decreased by $4 million and $7 million, respectively, primarily due to a change in pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order. Electric base rates billed to customers decreased electric revenues by a corresponding amount, with no overall effect on net income.

Ameren Illinois
Pursuant to the provisions of the IEIMA’s and the FERC’s formula rate frameworks, recoverable electric service costs that are not recovered through separate cost recovery mechanisms are included in Ameren Illinois’ revenue requirement reconciliations, which result in corresponding adjustments to electric revenues, with no overall effect on net income. These recoverable electric service costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses were $2 million and $10 million lower in the second quarter and the first six months of 2016, respectively, as compared with the year-ago periods. The following items decreased other operations and maintenance expenses for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Bad debt, customer energy efficiency, and environmental remediation costs decreased by $3 million and $19 million, respectively. These expenses are included in cost riders that result in lower electric and natural gas revenues, with no overall effect on net income.

•
Employee benefit costs decreased by $2 million and $7 million, respectively, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.

•	Electric distribution and transmission maintenance expenditures decreased by $2 million in the second quarter of 2016, primarily related to the timing of system repair and circuit maintenance work.
The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•	Labor costs increased by $1 million and $4 million, respectively, primarily because of staff additions to meet enhanced reliability standards and customer service goals related to the IEIMA.

•	Litigation costs increased by $3 million in both periods.

•	Storm-related repair costs increased by $3 million in the six months ended June 30, 2016.

•
Electric distribution and transmission maintenance expenditures increased by $2 million in the six months ended June 30, 2016, primarily related to the timing of system repair and vegetation management work.

Provision for Callaway Construction and Operating License
Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site in the second quarter of 2015. As a result of this decision, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized COL costs.
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $10 million and $24 million in the second quarter and the first six months of 2016, respectively, as compared with the year-ago periods, primarily because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $3 million and $12 million in the second quarter and the first six months of 2016, respectively, primarily because of increased depreciation rates resulting from the April 2015 MoPSC electric rate order and electric system capital additions.
Ameren Illinois
Depreciation and amortization expenses increased $7 million and $11 million in the second quarter and the first six months of 2016, respectively, primarily because of electric system capital additions.

Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes were comparable in the second quarter of 2016 with the year-ago period. Taxes other than income taxes decreased $12 million in the first six months of 2016, as compared with the year-ago period, primarily because of decreased expenses at Ameren Missouri and Ameren Illinois, as discussed below. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Missouri
Taxes other than income taxes decreased $2 million in the second quarter of 2016, primarily because of decreased property taxes resulting from lower assessed property values and decreased gross receipts taxes resulting from lower electric sales volumes, partially offset by a decrease in capitalized property taxes. Taxes other than income taxes decreased $9 million in the first six months of 2016, primarily because of decreased gross receipts taxes resulting from lower electric sales volumes, an increase in capitalized property taxes, and decreased property taxes resulting from lower assessed property values. Electric revenues for gross receipts taxes decreased by an amount corresponding to the reduction in gross receipts taxes, with no overall effect on net income.
Ameren Illinois
Taxes other than income taxes were comparable in the second quarter of 2016 with the second quarter of 2015. Taxes other than income taxes decreased $4 million in the first six months of 2016, primarily because of decreased gross receipts taxes resulting from lower natural gas sales volumes and prices. Natural gas revenues for gross receipts taxes decreased by an amount corresponding to the reduction in gross receipts taxes, with no overall effect on net income.
Other Income and Expenses
Ameren Corporation
Other income, net of expenses, was comparable in the second quarter of 2016 with the year-ago period. Other income, net of expenses, increased $5 million in the first six months of 2016, as compared with the year-ago period, primarily because of a $3 million reduction in donations at Ameren (parent) due to the timing of charitable contributions and an increase in other income, net of expenses, at Ameren Missouri, as discussed below. See Note 5 – Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other income, net of expenses, decreased $3 million in the second quarter of 2016, primarily because of a decrease in the allowance for equity funds used during construction resulting from the increased use of short-term debt to fund capital expenditures. Other income, net of expenses, increased $2 million in the first six months of 2016, primarily because of an increase in the allowance for equity funds used during construction, resulting from higher capital expenditures, and a decrease in donations.
Ameren Illinois
Other income, net of expenses, was comparable in both the second quarter and the first six months of 2016 with the year-ago periods.
Interest Charges
Ameren Corporation
Interest charges increased $6 million and $13 million in the second quarter and the first six months of 2016, respectively, as compared with the year-ago periods, due to an approximately $500 million increase in average outstanding debt, and an increase in the cost of debt at Ameren (parent). Ameren (parent) issued senior unsecured notes in November 2015 to repay lower-cost short-term debt incurred primarily in connection with the funding of increasing ATXI capital expenditures. A decrease in interest charges in both periods at Ameren Missouri was partially offset by an increase in interest charges in both periods at Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges decreased $2 million and $5 million in the second quarter and the first six months of 2016, respectively, primarily because of a decrease in the average outstanding debt.
Ameren Illinois
Interest charges increased $2 million and $4 million in the second quarter and the first six months of 2016, respectively, primarily because of an increase in average outstanding debt.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2016 and 2015:

	Three Months(a)		Six Months(a)
	2016	2015	2016	2015
Ameren	38%	37%	33%	37%
Ameren Missouri	38%	39%	38%	38%
Ameren Illinois	39%	38%	39%	39%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.

Ameren Corporation
The effective tax rate was comparable in the second quarter of 2016 with the year-ago period.
The effective tax rate was lower in the first six months of 2016, as compared with the year-ago period, primarily because of the recognition of excess tax benefits associated with share-based compensation resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. See Accounting and Reporting Developments in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Missouri
The effective tax rate was comparable in the second quarter and the first six months of 2016 with the year-ago periods.
Ameren Illinois
The effective tax rate was comparable in the second quarter and the first six months of 2016 with the year-ago periods.
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
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2016, for the Ameren Companies. The working capital deficit as of June 30, 2016 was primarily the result of current maturities of long-term debt and our decision to finance our businesses with more low-cost commercial paper issuances. With the credit capacity available under the Credit Agreements and our cash and cash equivalents, the Ameren Companies had access to $1.3 billion of liquidity at June 30, 2016.

The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2016	2015	Variance	2016	2015	Variance	2016	2015	Variance
Ameren(a) – continuing operations	$765	$782	$(17)	$(1,035)	$(875)	$(160)	$(7)	$91	$(98)
Ameren(a) – discontinued operations	(2)	(1)	(1)	—	—	—	—	—	—
Ameren Missouri	364	446	(82)	(354)	(328)	(26)	(209)	(119)	(90)
Ameren Illinois	382	386	(4)	(438)	(375)	(63)	(15)	(12)	(3)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations decreased $17 million in the first six months of 2016, compared with the same period in 2015. The following items contributed to the decrease:

•	A $36 million increase in payments to purchase stock associated with share-based compensation plan awards.

•	A $30 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $27 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $26 million increase in payments for nuclear refueling and maintenance outages at the Ameren Missouri Callaway energy center. There was no refueling and maintenance outage in 2015.

•
A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt, including Ameren (parent) senior unsecured notes and Ameren Illinois senior secured notes issued during the fourth quarter of 2015.

•	An $11 million increase in storm restoration costs.

•	A $10 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $5 million increase in property tax payments at Ameren Missouri caused by higher assessed property tax values.
The following items partially offset the decrease in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach. See Note 15 – Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•	A $21 million decrease in the cost of coal inventory at Ameren Missouri, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A $19 million decrease in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.

•
An $18 million increase in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $14 million decrease in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.

•
Income tax refunds of $6 million in 2016, compared with income tax payments of $3 million in 2015. In 2016, Ameren generated net operating losses due to bonus depreciation, resulting in no current federal income tax liability.

•
A $9 million increase in cash associated with Ameren Illinois' transmission revenue requirement reconciliation adjustments, as $4 million was collected from customers in 2016 compared to $5 million refunded to customers in 2015.

Ameren’s cash from operating activities associated with discontinued operations was comparable between periods.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $82 million in the first six months of 2016, compared with the same period in 2015. The following items contributed to the decrease:

•	A $60 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	Income tax payments of $4 million to Ameren (parent) pursuant to the tax allocation agreement in 2016, compared with income tax refunds of $47 million in 2015 primarily related to an audit settlement.

•	A $26 million increase in payments for nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2015.

•	A $10 million decrease in net energy costs collected from customers under the FAC.

•	A $6 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $5 million increase in property tax payments caused by higher assessed property tax values.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $42 million insurance receipt related to the Taum Sauk breach. See Note 15 – Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•	A $21 million decrease in the cost of coal inventory, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A $5 million decrease in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $4 million in the first six months of 2016, compared with the same period in 2015. The following items contributed to the decrease:

•	A $21 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•
Income tax payments of $11 million to Ameren (parent) pursuant to the tax allocation agreement in 2016, compared with income tax refunds of $5 million in 2015, primarily related to an audit settlement.

•	An $8 million increase in storm restoration costs.

•	A $6 million increase in interest payments, primarily due to an increase in the average outstanding debt, including senior secured notes issued in December 2015.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	A $19 million decrease in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•
An $18 million increase in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•
A $9 million increase in cash associated with transmission revenue requirement reconciliation adjustments, as $4 million was collected from customers in 2016 compared to $5 million refunded to customers in 2015.

•	A $4 million decrease in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations increased $160 million in the first six months of 2016, compared with the same period in 2015. Capital expenditures increased $154 million as a result of the activity at Ameren Missouri and Ameren Illinois, as discussed below, and a $25 million increase in ATXI’s capital expenditures, which primarily related to the Illinois Rivers and Spoon River projects.
Ameren Missouri’s cash used in investing activities increased $26 million in the first six months of 2016, compared with the same period in 2015, due in part to increased capital expenditures of $64 million primarily related to electric distribution system reliability and energy center projects, partially offset by a return of $36 million in money pool advances.
Ameren Illinois’ cash used in investing activities increased $63 million due to an increase in capital expenditures primarily related to qualified investments in natural gas infrastructure under the QIP rider, smart meter investments made pursuant to IEIMA, and storm restoration costs.
Ameren Missouri continually reviews its generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, changes in laws or regulations, and our ability and willingness to pursue transmission investments, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant capital expenditures or impairment losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures. See Note 9 – Commitments and Contingencies in Part I, Item 1, of this report for additional information.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is driven by our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the dividends declared by Ameren’s board of directors, and our long-term debt maturities, among other things.
Ameren’s financing activities associated with continuing operations used net cash of $7 million during the first six months of 2016, compared to providing net cash of $91 million during the same period in 2015. Short-term and long-term debt issuances, net of long-term debt repayments, resulted in $70 million less cash provided by financing activities in the first six months of 2016 compared with the year-ago period.
Ameren Missouri’s cash used in financing activities increased $90 million in the first six months of 2016, compared with the same period in 2015. Cash used in net short-term and long-term debt activity was $34 million in 2016, compared with providing cash of $76 million in the year-ago period. Cash paid to Ameren (parent) as dividends, net of capital contributions received, decreased $19 million.

Ameren Illinois’ cash used in financing activities increased $3 million in the first six months of 2016, compared with the same period in 2015. Cash provided by net short-term and long-term debt activity was $48 million in 2016, compared with cash used in net short-term debt and money pool borrowings of $10 million in the year-ago period. Additionally, in 2016, Ameren Illinois paid

Ameren (parent) dividends of $60 million, compared with no dividend payments in 2015.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt.

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
The following table presents Ameren’s consolidated liquidity as of June 30, 2016:

Ameren and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity (a)	$1,000
Less: Ameren (parent) commercial paper outstanding	306
Less: Ameren Missouri commercial paper outstanding	77
Missouri Credit Agreement – credit available	617
Ameren and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity (a)	1,100
Less: Ameren (parent) commercial paper outstanding	218
Less: Ameren Illinois commercial paper outstanding	177
Less: Letters of credit	4
Illinois Credit Agreement – credit available	701
Total Credit Available	$1,318
Cash and cash equivalents	13
Total Liquidity	$1,331

(a)	Expires in December 2019.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In February 2016, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 2018. In July 2016, Ameren Illinois filed a request for a two-year extension of its $1 billion short-term debt issuance authority, which is set to expire in September 2016.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for the Ameren Companies for the six months ended June 30, 2016 and 2015. The Ameren Companies did not issue any common stock during the first six months of 2016 or 2015. In March 2016 and 2015, Ameren Missouri received cash capital contributions of $38 million and $224 million, respectively, from Ameren (parent).

	Month Issued, Redeemed, or Matured	2016	2015
Issuances of Long-term Debt
Ameren Missouri:
3.65% Senior secured notes due 2045	June	$149	$—
3.65% Senior secured notes due 2045	April	—	249
Total Ameren long-term debt issuances		$149	$249
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
5.40% Senior secured notes due 2016	February	$260	$—
4.75% Senior secured notes due 2015	April	—	114
Ameren Illinois:
6.20% Senior secured notes due 2016	June	54	—
6.25% Senior secured notes due 2016	June	75	—
Total Ameren long-term debt redemptions and maturities		$389	$114
In June 2016, Ameren Missouri issued $150 million of 3.65% senior secured notes due April 15, 2045, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2016. Ameren Missouri received proceeds of $148 million, which were used to repay short-term debt.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
See Note 3 – Short-term Debt and Liquidity and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
At June 30, 2016, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
Dividends
The amount and timing of Ameren’s common stock dividends are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends but considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2016, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the six months ended June 30, 2016 and 2015:

	Six Months
	2016	2015
Ameren Missouri	$210	$415
Ameren Illinois	60	—
Ameren	206	199
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At June 30, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,465 million, $2,614 million, and $1,790 million, respectively.
Off-Balance-Sheet Arrangements
At June 30, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
The credit ratings of the Ameren Companies assigned by Moody’s and S&P can affect our liquidity, access to the capital markets and credit markets, cost of borrowing under credit facilities, commercial paper programs, and collateral posting requirements under commodity contracts.

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
Collateral Postings
Any adverse change in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at June 30, 2016. Sub-investment-grade issuer or senior unsecured debt rating (whether “BBB-“ from S&P or “Baa3” from Moody’s) at June 30, 2016, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $107 million, $66 million, and $41 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2016, if market prices were 15% higher or lower than June 30, 2016 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois would only be required to post collateral or other assurances for certain trade obligations that would be immaterial compared to each company’s liquidity.

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
Operations

•
Our strategy for earning competitive returns on our investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with rate case outcomes, economic conditions, and return opportunities.

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The last section of this project is expected to be completed by 2019. The Spoon River project located in northwest Illinois and the Mark Twain project located in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The Illinois Rivers and the Spoon River projects have received all of the necessary commission approvals to authorize their construction. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Starting construction under the certificate is subject to ATXI obtaining assents from the five counties where the line will be constructed. Extended difficulties in obtaining the assents could delay the completion date. The total investment in all three projects is expected to be more than $1.0 billion from 2016 through 2019. This total includes over $60 million of investment by Ameren Illinois to construct connections to its existing transmission system. In addition to its investment in the MISO-approved projects, Ameren Illinois expects to invest $1.9 billion in electric transmission assets from 2016 through 2020 to address load growth and reliability requirements.

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

•
The 12.38% return on common equity is the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that challenge the allowed base return on common equity for MISO transmission owners. In December 2015, a FERC administrative law judge issued an initial decision in the November 2013 complaint case that would lower the allowed base return on common equity to 10.32% and would require customer refunds to be issued for the 15-month period ending February 2015. The FERC is expected to issue a final order in the November 2013 complaint case in the fourth quarter of 2016, which will determine the allowed base return on common equity for the 15-month period ending February 2015. The final order in the November 2013 complaint case will also establish a new allowed base return on equity that will replace the current allowed base return on common equity of 12.38% for the period between the effective date of the November 2013 complaint case order and the effective date of the allowed base return on common equity established by the February 2015 complaint case, as discussed below. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case that would lower the allowed base return on common equity to 9.70% and would require customer refunds to be issued for the 15-month period ending May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017, which will determine the allowed base return on common equity for the 15-month period ending May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from the effective date of the February 2015 complaint case order, replacing the allowed base return on equity established by the November 2013 complaint case. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $6 million and $3 million, respectively, based on each company’s 2016 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective June 30, 2016 balance sheets, representing their estimate of the potential refunds.

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

•
On July 1, 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The electric rate increase request is based on a 9.9% return on equity, a capital structure composed of 51.8% equity, a rate base of $7.2 billion, and a test year ended March 31, 2016, with certain pro-forma adjustments expected through the anticipated true-up date of December 31, 2016. As a part of its filing, Ameren Missouri requested the amortization over ten years of an estimated $81 million of lost fixed cost recovery due to lower sales volumes, as discussed below, from Noranda during the period April 2015 through May 2017. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2017 and new rates effective in late May 2017. A 50 basis point change in Ameren Missouri’s return on common equity would result in an estimated $18 million change in Ameren’s and Ameren Missouri’s net income, based on Ameren Missouri’s current electric rate base.

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service. The order also approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. This change to Ameren Missouri’s FAC is contributing to regulatory lag. For example, the April 2015 MoPSC electric rate order included $29 million of transmission charges in base rates that were previously included in the FAC. Ameren Missouri expects transmission charges to increase to $53 million in 2016, with further cost increases expected in the foreseeable future. However, transmission revenues included in base rates in the April 2015 MoPSC electric rate order totaled $34 million and are expected to remain relatively constant in 2016 and into the near future. In its July 2016 electric rate case, in an effort to mitigate the regulatory lag resulting from the changes to the FAC in the April 2015 order, Ameren Missouri requested the implementation of a new tracking mechanism for transmission charges and revenues.

•
Ameren Missouri supplies electricity to Noranda’s aluminum smelter located in southeast Missouri. In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as Noranda’s portion of Ameren Missouri’s revenue requirement. The portion of Ameren Missouri’s annual revenue requirement reflected in Noranda’s electric rate is based on the smelter using approximately 4.2 million megawatthours annually, which is almost 100% of its operating capacity. In the first quarter of 2016, Noranda idled production at its aluminum smelter. In addition, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the

United States Bankruptcy Code. As a result of these events in 2016, actual sales volumes to Noranda will be significantly below the sales volumes reflected in rates, and therefore, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted by the MoPSC in the July 2016 electric rate case to accurately reflect Noranda’s actual sales volumes. Ameren Missouri estimates a $38 million reduction in 2016 earnings, compared to 2015, relating to the significantly lower expected electric sales volumes to Noranda after consideration of the FAC-tariff provision that allows Ameren Missouri to retain a portion of its off-system sales.

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

•
The throughput disincentive recovery under MEEIA 2016 replaced the net shared benefits that were collected under MEEIA 2013. Net shared benefits compensated Ameren Missouri for the current year and longer-term financial impacts of customer energy efficiency programs in each year of the program from 2013 through 2015. The throughput disincentive included in MEEIA 2016, on the other hand, is designed to be earnings neutral each year by compensating Ameren Missouri for the lost sales volumes from its customer energy efficiency programs that occur in that year, but does not compensate for the longer-term financial impacts of these programs until sales volumes are lost in a future year. The unfavorable effects of sales volume reductions in 2016 from the MEEIA 2013 energy efficiency programs were previously recognized during 2013 through 2015 as net shared benefits, and therefore, any such lost sales volumes have impacted and will continue to negatively impact 2016 earnings.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2016 electric distribution service revenues will be based on its 2016 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2016 revenue requirement is expected to be higher than the 2015 revenue requirement because of an expected increase in recoverable costs and rate base growth. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income, based on Ameren Illinois’ 2016 projected rate base.

•
In December 2015, the ICC issued an order with respect to Ameren Illinois’ annual update filing. The ICC approved a $106 million increase in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2016. These rates have affected and will continue to affect Ameren Illinois' cash receipts during 2016, but will not be the sole determinant of its electric distribution service operating revenues, which will instead be largely determined by the IEIMA's 2016 revenue requirement reconciliation. The 2016 revenue requirement reconciliation, as discussed above, is expected to result in a regulatory asset that will be collected from customers in 2018.

•
In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016. These rates will affect Ameren Illinois' cash receipts during 2017, but will not be the sole determinant of its electric distribution service operating revenues, which will instead be largely determined by the IEIMA's 2017 revenue requirement reconciliation. In July 2016, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing. The ICC staff recommended a decrease in the electric distribution service revenue requirement in an amount consistent with Ameren Illinois’ filing. Other intervenors to this rate proceeding have recommended additional decreases to Ameren Illinois’ electric distribution service revenue requirement.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in the fall of 2017. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased customer use of innovative and increasingly cost-effective technological advances including distributed generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among other costs.
For additional information regarding recent rate orders and related appeals and pending requests filed with state and federal regulatory commissions and related appeals, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Liquidity and Capital Resources

•
We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $11.5 billion (Ameren Missouri – up to $4.3 billion; Ameren Illinois – up to $6.2 billion; ATXI – up to $1.0 billion) during the period from 2016 through 2020, excluding the potential impact of the Clean Power Plan.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA could result in significant increases in capital expenditures and operating costs. These costs could be prohibitive, which could result in the closure of some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in rates charged to customers.

•
Ameren continues to evaluate the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until the legal appeals are concluded. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, Ameren Missouri expects to incur increased net fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.

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

•
As of June 30, 2016, Ameren had $587 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $65 million and Ameren Illinois – $160 million) and $135 million in federal and state income tax credit carryforwards (Ameren Missouri – $27 million and Ameren Illinois – $2 million). In addition, Ameren has $37 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri until 2019 and Ameren Illinois until 2021. Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to support funding ATXI transmission investments.

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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
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
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, equity price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. Regarding commodity supplier risk, in April 2016, Ameren Missouri’s primary supplier of ultra-low sulfur coal announced that it had filed a voluntary petition for restructuring under Chapter 11 of the United States Bankruptcy Code. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect the supplier’s performance under the terms of its existing contracts with Ameren Missouri and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2016. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Six Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$(37)	$(237)	$(274)	$(27)	$(219)	$(246)
Contracts realized or otherwise settled during the period	6	19	25	1	24	25
Fair value of new contracts entered into during the period	14	—	14	13	2	15
Other changes in fair value	5	37	42	1	12	13
Fair value of contracts outstanding at end of period, net	$(12)	$(181)	$(193)	$(12)	$(181)	$(193)
The following table presents maturities of derivative contracts as of June 30, 2016, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(11)	$(3)	$—	$—	$(14)
Level 2(a)	(3)	(4)	(1)	—	(8)
Level 3(b)	12	(2)	—	—	10
Total	$(2)	$(9)	$(1)	$—	$(12)
Ameren Illinois:
Level 1	$—	$1	$—	$—	$1
Level 2(a)	(9)	(3)	—	—	(12)
Level 3(b)	(12)	(25)	(26)	(107)	(170)
Total	$(21)	$(27)	$(26)	$(107)	$(181)
Ameren:
Level 1	$(11)	$(2)	$—	$—	$(13)
Level 2(a)	(12)	(7)	(1)	—	(20)
Level 3(b)	—	(27)	(26)	(107)	(160)
Total	$(23)	$(36)	$(27)	$(107)	$(193)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2016, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Missouri’s electric rate case filed with the MoPSC in July 2016;

•	Ameren Missouri's appeal to the Missouri Court of Appeals, Western District, regarding the calculation of the MEEIA 2013 performance incentive;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2016;

•	ATXI’s requests for assents from the five counties where the Mark Twain transmission project will be constructed;

•	the complaint cases filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	the class action lawsuit against Ameren Missouri relating to municipal taxes.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2016	—	$—	—	—
May 1 – May 31, 2016 (a)	495	48.58	—	—
June 1 – June 30, 2016	—	—	—	—
Total	495	$48.58	—	—

(a)
Shares were purchased in open-market transactions pursuant to the 2014 Incentive Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2016 to June 30, 2016.

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
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)

June 23, 2016 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-2967
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
Date: August 5, 2016