Form 10-Q
period 2016-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2016-11-04
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2016, was as follows:

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
MoOPC – Missouri Office of Public Counsel.
New Madrid Smelter – Aluminum smelter located in southeast Missouri that was formerly owned by Noranda. Noranda sold the New Madrid Smelter to ARG International AG in October 2016.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s July 2016 electric rate case filing, Ameren Missouri's appeal of a MoPSC order that clarified the method applied to determine an input used to calculate its performance incentive under MEEIA 2013, Ameren Illinois’ April 2016 annual electric distribution service formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois participating in a performance-based formula ratemaking process under the IEIMA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, the related financial commitments required by the IEIMA;

•	our ability to align our overall spending, both operating and capital, with regulatory frameworks established by our regulators in an attempt to earn our allowed return on equity;

•	the effects of changes in federal, state or local laws and other governmental actions, including monetary, fiscal, tax, and energy policies;

•	the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates and any challenges to the tax positions taken by the Ameren Companies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

•	the effectiveness of Ameren Missouri's customer energy efficiency programs and the related revenues and performance incentives earned under its MEEIA plans;

•	the timing of increasing capital expenditure and operating expense requirements and our ability to recover these costs in a timely manner;

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

•
the ability to obtain sufficient insurance, including insurance relating to Ameren Missouri’s Callaway energy center, or, in the absence of insurance, the ability to recover uninsured losses from our customers;

•	business and economic conditions, including their impact on key customers, interest rates, collection of our receivable balances, and demand for our products;

•
suspended operations at the New Madrid Smelter, and the resulting impacts to Ameren Missouri's ability to recover its revenue requirement in its July 2016 electric rate case and future rate cases to accurately reflect the New Madrid Smelter’s actual sales volumes;

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

•
the impact of cyber attacks, which could result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer data and account information; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$1,725	$1,700	$4,101	$4,093
Gas	134	133	619	697
Total operating revenues	1,859	1,833	4,720	4,790
Operating Expenses:
Fuel	205	259	574	670
Purchased power	178	153	451	393
Gas purchased for resale	34	38	227	320
Other operations and maintenance	411	428	1,246	1,256
Provision for Callaway construction and operating license (Note 2)	—	—	—	69
Depreciation and amortization	211	201	628	594
Taxes other than income taxes	129	128	358	369
Total operating expenses	1,168	1,207	3,484	3,671
Operating Income	691	626	1,236	1,119
Other Income and Expense:
Miscellaneous income	18	19	54	54
Miscellaneous expense	8	5	21	22
Total other income	10	14	33	32
Interest Charges	97	87	287	264
Income Before Income Taxes	604	553	982	887
Income Taxes	233	208	356	333
Income from Continuing Operations	371	345	626	554
Income from Discontinued Operations, Net of Taxes	—	—	—	52
Net Income	371	345	626	606
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Ameren Common Shareholders:
Continuing Operations	369	343	621	549
Discontinued Operations	—	—	—	52
Net Income Attributable to Ameren Common Shareholders	$369	$343	$621	$601

Earnings per Common Share – Basic:
Continuing Operations	$1.52	$1.42	$2.56	$2.27
Discontinued Operations	—	—	—	0.21
Earnings per Common Share – Basic	$1.52	$1.42	$2.56	$2.48

Earnings per Common Share – Diluted:
Continuing Operations	$1.52	$1.41	$2.56	$2.26
Discontinued Operations	—	—	—	0.21
Earnings per Common Share – Diluted	$1.52	$1.41	$2.56	$2.47

Dividends per Common Share	$0.425	$0.41	$1.275	$1.23
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	242.9	243.9	243.0	243.8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from Continuing Operations	$371	$345	$626	$554
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $4, and $4, respectively	(1)	—	1	4
Comprehensive Income from Continuing Operations	370	345	627	558
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	368	343	622	553

Comprehensive Income from Discontinued Operations Attributable to Ameren Common Shareholders	—	—	—	52
Comprehensive Income Attributable to Ameren Common Shareholders	$368	$343	$622	$605
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$18	$292
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $19, respectively)	543	388
Unbilled revenue	240	239
Miscellaneous accounts receivable	49	98
Materials and supplies	551	538
Current regulatory assets	107	260
Other current assets	76	88
Assets of discontinued operations	15	14
Total current assets	1,599	1,917
Property and Plant, Net	19,647	18,799
Investments and Other Assets:
Nuclear decommissioning trust fund	599	556
Goodwill	411	411
Regulatory assets	1,312	1,382
Other assets	566	575
Total investments and other assets	2,888	2,924
TOTAL ASSETS	$24,134	$23,640
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$431	$395
Short-term debt	608	301
Accounts and wages payable	513	777
Taxes accrued	159	43
Interest accrued	110	89
Customer deposits	104	100
Current regulatory liabilities	87	80
Other current liabilities	252	279
Liabilities of discontinued operations	27	29
Total current liabilities	2,291	2,093
Long-term Debt, Net	6,607	6,880
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,255	3,885
Accumulated deferred investment tax credits	56	60
Regulatory liabilities	1,974	1,905
Asset retirement obligations	636	618
Pension and other postretirement benefits	499	580
Other deferred credits and liabilities	481	531
Total deferred credits and other liabilities	7,901	7,579
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,550	5,616
Retained earnings	1,643	1,331
Accumulated other comprehensive loss	(2)	(3)
Total Ameren Corporation shareholders’ equity	7,193	6,946
Noncontrolling Interests	142	142
Total equity	7,335	7,088
TOTAL LIABILITIES AND EQUITY	$24,134	$23,640
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$626	$606
Income from discontinued operations, net of taxes	—	(52)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69
Depreciation and amortization	625	582
Amortization of nuclear fuel	63	71
Amortization of debt issuance costs and premium/discounts	17	16
Deferred income taxes and investment tax credits, net	364	318
Allowance for equity funds used during construction	(20)	(19)
Share-based compensation costs	17	20
Other	(9)	(8)
Changes in assets and liabilities:
Receivables	(134)	(71)
Materials and supplies	(13)	(23)
Accounts and wages payable	(196)	(172)
Taxes accrued	119	116
Regulatory assets and liabilities	146	74
Assets, other	9	17
Liabilities, other	(29)	(26)
Pension and other postretirement benefits	(26)	29
Net cash provided by operating activities – continuing operations	1,559	1,547
Net cash used in operating activities – discontinued operations	—	(5)
Net cash provided by operating activities	1,559	1,542
Cash Flows From Investing Activities:
Capital expenditures	(1,496)	(1,332)
Nuclear fuel expenditures	(41)	(30)
Purchases of securities – nuclear decommissioning trust fund	(310)	(301)
Sales and maturities of securities – nuclear decommissioning trust fund	297	290
Proceeds from note receivable – Marketing Company	—	12
Contributions to note receivable – Marketing Company	—	(8)
Other	(1)	7
Net cash used in investing activities – continuing operations	(1,551)	(1,362)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(1,551)	(1,362)
Cash Flows From Financing Activities:
Dividends on common stock	(309)	(298)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	307	69
Maturities of long-term debt	(389)	(114)
Issuances of long-term debt	149	249
Employee withholding taxes related to share-based payments	(32)	(12)
Capital issuance costs	(1)	(2)
Other	(2)	—
Net cash used in financing activities – continuing operations	(282)	(113)
Net change in cash and cash equivalents	(274)	67
Cash and cash equivalents at beginning of year	292	5
Cash and cash equivalents at end of period	$18	$72
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$1,144	$1,151	$2,682	$2,752
Gas	20	19	90	101
Other	1	1	1	2
Total operating revenues	1,165	1,171	2,773	2,855
Operating Expenses:
Fuel	205	259	574	670
Purchased power	77	29	169	87
Gas purchased for resale	6	5	33	43
Other operations and maintenance	220	233	670	673
Provision for Callaway construction and operating license (Note 2)	—	—	—	69
Depreciation and amortization	130	125	384	367
Taxes other than income taxes	96	97	252	262
Total operating expenses	734	748	2,082	2,171
Operating Income	431	423	691	684
Other Income and Expense:
Miscellaneous income	14	14	38	37
Miscellaneous expense	2	3	6	8
Total other income	12	11	32	29
Interest Charges	53	54	158	164
Income Before Income Taxes	390	380	565	549
Income Taxes	148	140	215	205
Net Income	242	240	350	344
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$242	$240	$350	$344

Net Income	$242	$240	$350	$344
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$241	$239	$347	$341
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1	$199
Advances to money pool	201	36
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	272	174
Accounts receivable – affiliates	20	54
Unbilled revenue	144	128
Miscellaneous accounts receivable	33	78
Materials and supplies	392	387
Current regulatory assets	47	89
Other current assets	37	41
Total current assets	1,147	1,186
Property and Plant, Net	11,294	11,183
Investments and Other Assets:
Nuclear decommissioning trust fund	599	556
Regulatory assets	514	605
Other assets	335	321
Total investments and other assets	1,448	1,482
TOTAL ASSETS	$13,889	$13,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$431	$266
Accounts and wages payable	209	417
Accounts payable – affiliates	89	56
Taxes accrued	149	31
Interest accrued	66	59
Current regulatory liabilities	11	28
Other current liabilities	116	120
Total current liabilities	1,071	977
Long-term Debt, Net	3,569	3,844
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,003	2,844
Accumulated deferred investment tax credits	54	58
Regulatory liabilities	1,211	1,172
Asset retirement obligations	630	612
Pension and other postretirement benefits	183	234
Other deferred credits and liabilities	21	28
Total deferred credits and other liabilities	5,102	4,948
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,824	1,822
Preferred stock	80	80
Retained earnings	1,732	1,669
Total shareholders’ equity	4,147	4,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,889	$13,851
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$350	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69
Depreciation and amortization	381	356
Amortization of nuclear fuel	63	71
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	159	88
Allowance for equity funds used during construction	(16)	(16)
Other	—	1
Changes in assets and liabilities:
Receivables	(95)	(51)
Materials and supplies	(5)	(26)
Accounts and wages payable	(176)	(177)
Taxes accrued	165	243
Regulatory assets and liabilities	60	101
Assets, other	(8)	6
Liabilities, other	13	11
Pension and other postretirement benefits	(8)	15
Net cash provided by operating activities	888	1,040
Cash Flows From Investing Activities:
Capital expenditures	(500)	(444)
Nuclear fuel expenditures	(41)	(30)
Purchases of securities – nuclear decommissioning trust fund	(310)	(301)
Sales and maturities of securities – nuclear decommissioning trust fund	297	290
Money pool advances, net	(165)	(250)
Other	(5)	(4)
Net cash used in investing activities	(724)	(739)
Cash Flows From Financing Activities:
Dividends on common stock	(285)	(490)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	—	(97)
Maturities of long-term debt	(260)	(114)
Issuances of long-term debt	149	249
Capital contribution from parent	38	224
Capital issuance costs	(1)	(2)
Net cash used in financing activities	(362)	(233)
Net change in cash and cash equivalents	(198)	68
Cash and cash equivalents at beginning of year	199	1
Cash and cash equivalents at end of period	$1	$69
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Electric	$562	$540	$1,365	$1,316
Gas	114	115	530	597
Total operating revenues	676	655	1,895	1,913
Operating Expenses:
Purchased power	110	128	304	317
Gas purchased for resale	28	33	194	277
Other operations and maintenance	198	202	592	606
Depreciation and amortization	80	74	237	220
Taxes other than income taxes	30	29	98	101
Total operating expenses	446	466	1,425	1,521
Operating Income	230	189	470	392
Other Income and Expense:
Miscellaneous income	4	4	15	15
Miscellaneous expense	3	3	11	10
Total other income	1	1	4	5
Interest Charges	35	33	105	99
Income Before Income Taxes	196	157	369	298
Income Taxes	77	59	144	114
Net Income	119	98	225	184
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $(1), $(2) and $(2), respectively	(1)	—	(3)	(2)
Comprehensive Income	$118	$98	$222	$182

Net Income	$119	$98	$225	$184
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Shareholder	$119	$98	$223	$182
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3	$71
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	259	204
Accounts receivable – affiliates	13	22
Unbilled revenue	96	111
Miscellaneous accounts receivable	11	19
Materials and supplies	159	151
Current regulatory assets	59	167
Other current assets	17	15
Total current assets	617	760
Property and Plant, Net	7,285	6,848
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	791	771
Other assets	98	113
Total investments and other assets	1,300	1,295
TOTAL ASSETS	$9,202	$8,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$129
Short-term debt	157	—
Borrowings from money pool	54	—
Accounts and wages payable	214	249
Accounts payable – affiliates	59	66
Taxes accrued	8	13
Interest accrued	40	28
Customer deposits	68	69
Mark-to-market derivative liabilities	21	45
Current environmental remediation	35	28
Current regulatory liabilities	56	39
Other current liabilities	99	86
Total current liabilities	811	752
Long-term Debt, Net	2,344	2,342
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,618	1,480
Accumulated deferred investment tax credits	2	2
Regulatory liabilities	761	732
Pension and other postretirement benefits	262	271
Environmental remediation	171	205
Other deferred credits and liabilities	212	222
Total deferred credits and other liabilities	3,026	2,912
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	952	825
Accumulated other comprehensive income	2	5
Total shareholders’ equity	3,021	2,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,202	$8,903

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$225	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236	218
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	141	108
Other	(8)	(7)
Changes in assets and liabilities:
Receivables	(36)	45
Materials and supplies	(8)	3
Accounts and wages payable	(17)	11
Taxes accrued	5	(10)
Regulatory assets and liabilities	75	(31)
Assets, other	11	6
Liabilities, other	6	(10)
Pension and other postretirement benefits	(14)	13
Net cash provided by operating activities	627	541
Cash Flows From Investing Activities:
Capital expenditures	(683)	(620)
Other	4	5
Net cash used in investing activities	(679)	(615)
Cash Flows From Financing Activities:
Dividends on common stock	(95)	—
Dividends on preferred stock	(2)	(2)
Short-term debt, net	157	(32)
Money pool borrowings, net	54	107
Maturities of long-term debt	(129)	—
Other	(1)	—
Net cash provided by (used in) financing activities	(16)	73
Net change in cash and cash equivalents	(68)	(1)
Cash and cash equivalents at beginning of year	71	1
Cash and cash equivalents at end of period	$3	$—
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016
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
Additionally, Ameren has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri's and Ameren Illinois' service territories as well as evaluating competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO.

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
Asset Retirement Obligations
AROs at Ameren, Ameren Missouri, and Ameren Illinois increased during the nine months ended September 30, 2016, to reflect the accretion of the estimated obligation due to the passage of time, partially offset by immaterial settlements.

Share-based Compensation
A summary of nonvested performance share units at September 30, 2016, and changes during the nine months ended September 30, 2016, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2016	1,024,870	$46.08
Granted(a)	587,197	44.13
Forfeitures	(15,949)	45.07
Vested(b)	(23,114)	44.41
Nonvested at September 30, 2016	1,573,004	$45.39

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees under the 2014 Incentive Plan.

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
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” for the three and nine months ended September 30, 2016 and 2015:

	Three Months		Nine Months
	2016	2015	2016	2015
Ameren Missouri	$52	$52	$122	$127
Ameren Illinois	9	9	40	42
Ameren	$61	$61	$162	$169
Earnings Per Share
Basic earnings per share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 0.3 million and 0.4 million in the three and nine months ended September 30, 2016, respectively, and 1.3 million and 1.2 million, respectively, in the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2016 and 2015. The calculation of diluted earnings per share prospectively reflected the adoption of FASB guidance related to employee share-based payment accounting discussed below.
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
Leases
In February 2016, the FASB issued authoritative accounting guidance that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Ameren Companies in the first quarter of 2019, with an option for entities to adopt early. Upon adoption, the Ameren Companies will recognize and measure operating leases on their respective balance sheets at the beginning of the earliest period presented. The Ameren Companies are currently assessing the impact of this guidance on their results of operations, financial position, statement of cash flows, and disclosures.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative accounting guidance that simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Ameren determines for each performance share unit award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or an excess tax deficit. Previously, excess tax benefits were recognized in "Other paid-in capital" on Ameren’s consolidated balance sheet, and in certain cases, excess tax deficits were recognized in “Income taxes” on Ameren’s consolidated income statement. The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur. Ameren adopted this guidance in the first quarter of 2016 and prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement, which resulted in recognition of a $21 million income tax benefit and a corresponding $21 million increase in income from continuing operations and net income (9 cents per diluted share) during that period. Also as a result of the adoption of this guidance, Ameren made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The amendments in the guidance that require application using a modified retrospective transition method did not impact Ameren. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2016. Ameren applied the amendments in this guidance relating to classification on the statement of cash flows retrospectively. As a result, for the nine months ended September 30, 2015, Ameren reclassified, for comparison purposes, $2 million of excess tax benefits on the statement of cash flows from financing to operating activity, and $12 million of employee payroll taxes related to share-based payments from operating to financing activity.
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
Missouri
2016 Electric Rate Case
On July 1, 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The electric rate increase request is based on a 9.9% return on equity, a capital structure comprised of 51.8% equity, a rate base of $7.2 billion, and a test year ended March 31, 2016, with certain pro-forma adjustments through the true-up date of December 31, 2016. The rate request includes $74 million that primarily relates to nearly $1.4 billion of new gross electric infrastructure investments since the true-up date in Ameren Missouri’s last electric rate case. This $74 million includes depreciation expenses of $39 million, return on rate base of $25 million, and increased property taxes of $10 million. The rate request also includes $51 million related to reduced customer sales volumes, including reductions from the suspended operations at the New Madrid Smelter, and $34 million related to increases in transmission charges. Other changes in expenses reflected in the rate request include decreases in pension and other post-employment benefit plan expenses of $24 million and solar rebate expenses of $15 million, both of which are subject to regulatory tracking mechanisms; increased net energy costs, excluding the impact of the suspended operations at the New Madrid Smelter and other customer sales volumes, of $23 million; and increased income taxes of $15 million.
As a part of its filing, Ameren Missouri requested the amortization over ten years of an estimated $81 million of lost fixed cost recovery due to lower sales volumes, as discussed below, from the New Madrid Smelter during the period April 2015 through May 2017.
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
Noranda and New Madrid Smelter
In the first quarter of 2016, Noranda suspended operations at the New Madrid Smelter and filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In October 2016, Noranda sold the New Madrid Smelter to ARG International AG. As of September 30, 2016, Ameren Missouri has been paid in full for all previous electric service amounts, and expects to continue to be paid in full for the minimal amount of electric service it is currently providing to the New Madrid Smelter.

In its April 2015 electric rate order, the MoPSC approved a rate design that established $78 million in annual revenues, net of fuel and purchased power costs, as the New Madrid Smelter’s portion of Ameren Missouri’s revenue requirement. In 2016, as a result of the suspended operations, actual sales volumes to the New Madrid Smelter are significantly below the sales volumes reflected in rates. As a result, full recovery by Ameren Missouri of its revenue requirement has not occurred and will not occur until rates are adjusted prospectively by the MoPSC in the July 2016 electric rate case to accurately reflect the actual sales volumes to the New Madrid Smelter. In its July 2016 electric rate case, Ameren Missouri is seeking to recover the April 2015 through May 2017 lost fixed costs caused by the lower sales volumes to New Madrid Smelter. Also, as a result of the New Madrid Smelter’s suspended operations, Ameren Missouri is applying a provision in its FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced sales to the smelter. The current market price of electricity is less than the New Madrid Smelter’s electric rate, and Ameren Missouri expects market prices to remain below the New Madrid Smelter’s electric rate through the date that new rates in the July 2016 rate case become effective. Accordingly, this FAC-tariff provision will not enable Ameren Missouri to fully recover its revenue requirement under current market conditions. Operations at the New Madrid Smelter remain suspended and Ameren Missouri is uncertain of future sales to the smelter.
MEEIA 2013
The MEEIA 2013 performance incentive allowed Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy efficiency goals, including $19 million if 100% of the goals were achieved during the three-year period, with the potential to earn a larger performance incentive if Ameren Missouri’s energy savings exceeded those goals. In September 2016, Ameren Missouri and the MoPSC staff filed a stipulation agreement with the MoPSC that supported a $29 million MEEIA 2013 performance incentive. The MoOPC opposed this stipulation agreement; however, it did not oppose the conclusion that Ameren Missouri achieved at least 100% of the customer energy efficiency goals. As there was no challenge to the achievement of at least 100% of the customer energy efficiency goals, Ameren Missouri recognized $19 million of revenue during the third quarter of 2016 related to the MEEIA 2013 performance incentive. In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a revised stipulation agreement between Ameren Missouri, the MoPSC staff, and the MoOPC. As a result, Ameren Missouri will recognize $9 million of additional revenues in the fourth quarter of 2016 relating to the MEEIA 2013 performance incentive. Further, the revised stipulation agreement included a provision to incorporate the results of the appeal, discussed below, regarding the determination of an input used to calculate the performance incentive.
In November 2015, the MoPSC issued an order regarding the determination of an input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the

Missouri Court of Appeals, Western District, which is expected to issue a decision in 2016. If the Missouri Court of Appeals, Western District, overturns the November 2015 MoPSC order, Ameren Missouri may recognize additional revenues in excess of the $28 million approved by the MoPSC in November 2016.
ATXI’s Mark Twain Project
The Mark Twain project is a MISO-approved 95-mile transmission line to be located in northeast Missouri. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Before starting construction, ATXI must obtain assents for road crossings from the five counties where the line will be constructed. None of the five county commissions approved ATXI’s requests for the assents. In October 2016, ATXI filed suit in each of the five county circuit courts to obtain the assents. A decision from each of the county circuit courts is expected in 2017. ATXI plans to complete the project in 2018; however, delays in obtaining the assents could delay the completion date.
Illinois
IEIMA
Under the provisions of the IEIMA's performance-based formula rate-making framework, which currently extends through 2019, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Throughout each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of September 30, 2016, Ameren Illinois had recorded regulatory assets of $23 million, $66 million, and $22 million to reflect its expected 2016 and 2015 revenue requirement reconciliation adjustments, and the approved 2014 revenue requirement reconciliation adjustment, with interest, respectively.
In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016, consistent with the ICC’s December 2015 annual update filing order. As of December 31, 2015, Ameren Illinois had recorded a regulatory asset of $103 million related to the approved 2014 revenue requirement reconciliation adjustment. In October 2016, an administrative law judge issued a proposed order that reflected a decrease to Ameren Illinois’

electric distribution service revenue requirement of $14 million. An ICC decision on the revenue requirement used for 2017 rates is expected by December 2016.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the allowed base return on common equity to 10.32%. The order was consistent with the initial decision an administrative law judge issued in December 2015 and requires customer refunds, with interest, to be issued for the 15-month period ended February 2015. In addition, the new allowed base return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. Refunds for the November 2013 complaint case are expected to be issued in the first half of 2017.
After the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff to 8.67%. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case which would lower the allowed base return on common equity to 9.70% and would require customer refunds, with interest, to be issued for the 15-month period ended May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. The final order in the February 2015 complaint case will determine the allowed base return on common equity for the 15-month period ended May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the 10.32% allowed base return on common equity, which became effective in September 2016. The 12.38% allowed base return on common equity was effective for the period that began at the conclusion of the 15-month period for the February 2015 complaint case in May

2016 through the September 2016 effective date of the final order in the November 2013 complaint case.
On January 6, 2015, a FERC-approved incentive adder of up to 50 basis points on the allowed base return on common equity for our participation in an RTO became effective. Beginning with its January 6, 2015 effective date, the incentive adder reduces any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases discussed above and will also be applied prospectively from the effective date of the September 2016 FERC order, resulting in a current allowed return on common equity of 10.82%.
As of September 30, 2016, Ameren and Ameren Illinois recorded current regulatory liabilities of $61 million and $42 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed base returns on common equity in the September 2016 FERC order and the initial decision in the February 2015 complaint case. Ameren Missouri did not record a liability as of September 30, 2016, as it does not expect that a reduction in the FERC-allowed base return on common equity for MISO transmission owners would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire on December 11, 2019, were not utilized for direct borrowings during the nine months ended September 30, 2016, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding, as well as letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at September 30, 2016, was $1.5 billion.

Commercial Paper
The following table presents commercial paper outstanding as of September 30, 2016, and December 31, 2015:

	2016	2015
Ameren (parent)	$451	$301
Ameren Missouri	—	—
Ameren Illinois	157	—
Ameren Consolidated	$608	$301
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the nine months ended September 30, 2016 and 2015:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2016
Average daily commercial paper outstanding	$435	$80	$48	$563
Weighted-average interest rate	0.81%	0.74%	0.72%	0.79%
Peak commercial paper during period(a)	$574	$208	$195	$839
Peak interest rate	0.95%	0.85%	0.85%	0.95%
2015
Average daily commercial paper outstanding	$770	$56	$6	$832
Weighted-average interest rate	0.56%	0.50%	0.44%	0.56%
Peak commercial paper during period(a)	$874	$294	$48	$1,108
Peak interest rate	0.70%	0.60%	0.60%	0.70%

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
The Credit Agreements require Ameren, Ameren Missouri, and Ameren Illinois to each maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of September 30, 2016, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 51%, 48%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively. In addition, under the Credit Agreements, if Ameren does not have a senior long-term unsecured credit rating of at least Baa3 from Moody’s or BBB- from S&P, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1.0. As of September 30, 2016, Ameren’s senior long-term unsecured credit rating exceeded the minimum rating requirements; therefore, the interest coverage requirement was not applicable. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable Credit Agreement.

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
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the covenants in their credit agreements at September 30, 2016.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the money pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the money pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three and nine months ended September 30, 2016, was 0.53% and 0.54%, respectively (2015 – 0.10% and 0.09%, respectively).
See Note 8 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the nine months ended September 30, 2016 and 2015.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In February 2016, Ameren Missouri's $260 million of 5.40% senior secured notes matured and were repaid with cash on hand and commercial paper borrowings.
In June 2016, Ameren Missouri issued $150 million of 3.65% senior secured notes due April 15, 2045, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2016. Ameren Missouri received proceeds of $148 million, which were used to repay commercial paper borrowings.
Ameren Illinois
In June 2016, Ameren Illinois’ $54 million of 6.20% senior secured notes and $75 million of 6.25% senior secured notes matured and were repaid with commercial paper borrowings.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures, credit facilities, and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue first mortgage bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and first mortgage bonds and preferred stock issuable as of September 30, 2016, at an assumed annual interest rate of 5% and dividend rate of 6%:

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.7	$3,838		≥2.5	105.9	$2,357
Ameren Illinois	≥2.0	7.3	3,942	(d)	≥1.5	3.0	203	(e)

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

Ameren Illinois’ articles of incorporation require dividend

payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to the FERC to maintain a minimum of 30% equity in its capital structure. As of September 30, 2016, Ameren Illinois had 51% equity in its capital structure.
In order for the Ameren Companies to issue securities in the future, we have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At September 30, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 – OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months		Nine Months
	2016	2015	2016	2015
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$7	$8	$20	$19
Interest income on industrial development revenue bonds	7	7	20	20
Interest income	3	4	11	12
Other	1	—	3	3
Total miscellaneous income	$18	$19	$54	$54
Miscellaneous expense:
Donations	$1	$—	$8	$10
Other	7	5	13	12
Total miscellaneous expense	$8	$5	$21	$22
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$6	$7	$16	$16
Interest income on industrial development revenue bonds	7	7	20	20
Interest income	1	—	1	1
Other	—	—	1	—
Total miscellaneous income	$14	$14	$38	$37
Miscellaneous expense:
Donations	$—	$—	$2	$3
Other	2	3	4	5
Total miscellaneous expense	$2	$3	$6	$8

	Three Months		Nine Months
	2016	2015	2016	2015
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1	$4	$3
Interest income	2	3	9	10
Other	1	—	2	2
Total miscellaneous income	$4	$4	$15	$15
Miscellaneous expense:
Donations	$1	$—	$6	$4
Other	2	3	5	6
Total miscellaneous expense	$3	$3	$11	$10

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2016, and December 31, 2015. As of September 30, 2016, these contracts extended through October 2018, March 2021, May 2032, and February 2020 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2016			2015
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	25	(b)	25	35	(b)	35
Natural gas (in mmbtu)	26	128	154	30	151	181
Power (in megawatthours)	1	9	10	1	10	11
Uranium (pounds in thousands)	445	(b)	445	494	(b)	494

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2016, and December 31, 2015, all contracts that met the definition of a derivative and are not eligible for the NPNS exception received regulatory deferral.
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

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2016, and December 31, 2015:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2016
Fuel oils	Other assets	$1	$—	$1
Natural gas	Other current assets	—	2	2
	Other assets	—	1	1
Power	Other current assets	11	—	11
	Total assets (a)	$12	$3	$15
Fuel oils	Other current liabilities	$8	$—	$8
	Other deferred credits and liabilities	1	—	1
Natural gas	MTM derivative liabilities	(b)	9	(b)
	Other current liabilities	3	—	12
	Other deferred credits and liabilities	6	9	15
Power	MTM derivative liabilities	(b)	12	(b)
	Other current liabilities	2	—	14
	Other deferred credits and liabilities	—	160	160
Uranium	Other current liabilities	2	—	2
	Other deferred credits and liabilities	3	—	3
	Total liabilities (c)	$25	$190	$215
2015
Natural gas	Other current assets	$—	$1	$1
	Other assets	1	—	1
Power	Other current assets	16	—	16
	Total assets (a)	$17	$1	$18
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	32	(b)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(b)	13	(b)
	Other current liabilities	—	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Total liabilities (c)	$44	$220	$264

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	Balance sheet line item not applicable to registrant.

(c)	The cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2016, and December 31, 2015:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2016
Assets:
Ameren Missouri	$12	$2	$—	$10
Ameren Illinois	3	2	—	1
Ameren	$15	$4	$—	$11
Liabilities:
Ameren Missouri	$25	$2	$5	$18
Ameren Illinois	190	2	—	188
Ameren	$215	$4	$5	$206
2015
Assets:
Ameren Missouri	$17	$1	$—	$16
Ameren Illinois	1	—	—	1
Ameren	$18	$1	$—	$17
Liabilities:
Ameren Missouri	$44	$1	$8	$35
Ameren Illinois	220	—	3	217
Ameren	$264	$1	$11	$252

(a)
Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of September 30, 2016, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on September 30, 2016, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2016
Ameren Missouri	$69	$2	$60
Ameren Illinois	53	—	46
Ameren	$122	$2	$106

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2016, and December 31, 2015:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2016
	Fuel oils	$1	$—	Option model	Volatilities(%)(b)	25 – 38	26
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.22	(e)
					Ameren Missouri credit risk(%)(c)(d)	0.38	(d)
	Power(f)	11	(174)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	25 – 42	29
					Estimated auction price for FTRs ($/MW)(b)	(253) – 3,593	31
					Nodal basis ($/MWh)(g)	(6) – 0	(2)
					Ameren credit risk (%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(b)	3 – 5	4
					Escalation rate (%)(b)(h)	4	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(5)	Option model	Volatilities (%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	22 – 26	24
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
2015
	Natural gas	$1	$(1)	Option model	Volatilities (%)(b)	35 – 55	45
					Nodal basis ($/mmbtu)(c)	(0.30) – 0	(0.20)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.10) – 0	(0.10)
					Counterparty credit risk (%)(c)(d)	0.40 – 12	7
					Ameren Missouri credit risk (%)(c)(d)	0.40	(e)
	Power(f)	16	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	22 – 39	29
					Estimated auction price for FTRs ($/MW)(b)	(270) – 2,057	211
					Nodal basis ($/MWh)(g)	(10) – (1)	(3)
					Counterparty credit risk (%)(c)(d)	0.86	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.40	(e)
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(b)	3 – 4	4
					Escalation rate (%)(b)(h)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(1)	Option model	Volatilities (%)(b)	20	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	35 – 42	37
					Ameren Missouri credit risk (%)(c)(d)	0.40	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

(g)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(h)	Escalation rate applies to power prices in 2031 and beyond for September 30, 2016, and to power prices in 2026 and beyond for December 31, 2015.
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the first nine months of 2016 or 2015. At September 30, 2016, and December 31, 2015, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	$—	$3	$—	$3
	Power	—	—	11	11
	Total derivative assets – commodity contracts	$—	$3	$12	$15
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$3	$—	$—	$3
	Equity securities:
	U.S. large capitalization	393	—	—	393
	Debt securities:
	U.S. treasury and agency securities	—	120	—	120
	Corporate bonds	—	64	—	64
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$396	$201	$—	$597	(b)
	Total Ameren	$396	$204	$12	$612
Ameren	Derivative assets – commodity contracts(a):
Missouri	Fuel oils	$—	$—	$1	$1
	Power	—	—	11	11
	Total derivative assets – commodity contracts	$—	$—	$12	$12
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$3	$—	$—	$3
	Equity securities:
	U.S. large capitalization	393	—	—	393
	Debt securities:
	U.S. treasury and agency securities	—	120	—	120
	Corporate bonds	—	64	—	64
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$396	$201	$—	$597	(b)
	Total Ameren Missouri	$396	$201	$12	$609
Ameren	Derivative assets – commodity contracts(a):
Illinois	Natural gas	$—	$3	$—	$3
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$9	$—	$—	$9
	Natural gas	—	27	—	27
	Power	—	—	174	174
	Uranium	—	—	5	5
	Total Ameren	$9	$27	$179	$215
Ameren	Derivative liabilities – commodity contracts(a):
Missouri	Fuel oils	$9	$—	$—	$9
	Natural gas	—	9	—	9
	Power	—	—	2	2
	Uranium	—	—	5	5
	Total Ameren Missouri	$9	$9	$7	$25
Ameren	Derivative liabilities – commodity contracts(a):
Illinois	Natural gas	$—	$18	$—	$18
	Power	—	—	172	172
	Total Ameren Illinois	$—	$18	$172	$190

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

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

All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three and nine months ended September 30, 2016 and 2015, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils, natural gas, and uranium were immaterial.
The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30, 2016
Beginning balance at July 1, 2016	$14	$(169)	$(155)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—	(6)	(6)
Settlements	(5)	3	(2)
Ending balance at September 30, 2016	$9	$(172)	$(163)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2016	$—	$(2)	$(2)
For the three months ended September 30, 2015
Beginning balance at July 1, 2015	$27	$(165)	$(138)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	2	(8)	(6)
Settlements	(7)	3	(4)
Ending balance at September 30, 2015	$22	$(170)	$(148)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$1	$(7)	$(6)
For the nine months ended September 30, 2016
Beginning balance at January 1, 2016	$16	$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)	(13)	(17)
Purchases	13	—	13
Settlements	(16)	11	(5)
Ending balance at September 30, 2016	$9	$(172)	$(163)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2016	$—	$(7)	$(7)
For the nine months ended September 30, 2015
Beginning balance at January 1, 2015	$9	$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—	(37)	(37)
Purchases	29	—	29
Settlements	(16)	9	(7)
Ending balance at September 30, 2015	$22	$(170)	$(148)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2015	$1	$(35)	$(34)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three and nine months ended September 30, 2016 and 2015, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)	$7,038	$7,971	$7,275	$7,814
Preferred stock(a)	142	131	142	125
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,000	$4,551	$4,110	$4,449
Preferred stock	80	79	80	75
Ameren Illinois:
Long-term debt (including current portion)	$2,344	$2,682	$2,471	$2,665
Preferred stock	62	52	62	50

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
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

Electric Power Supply Agreements
In April and September 2016, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in these events. As a result, in April 2016, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 375,200 megawatthours at an average price of $34.71 per megawatthour during the period of June 1, 2017, through September 30, 2018. In September 2016, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 82,800 megawatthours at an average price of $34.35 per megawatthour during the period of May 1, 2017, through September 30, 2018.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and nine months ended September 30, 2016 and 2015:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2016		$9	$	(a)		$21	$	(a)
agreements with Ameren Illinois		2015		4		(a)		9		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		5		1		18		3
rent and facility services		2015		6		1		19		3
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		1		(b)		1		(b)
miscellaneous support services		2015		1		(b)		2		(b)
Total Operating Revenues		2016		$15		$1		$40		$3
		2015		11		1		30		3
Ameren Illinois power supply	Purchased Power	2016	$	(a)		$9	$	(a)		$21
agreements with Ameren Missouri		2015		(a)		4		(a)		9
Ameren Illinois transmission	Purchased Power	2016		(a)		1		(a)		2
services with ATXI		2015		(a)		1		(a)		2
Total Purchased Power		2016	$	(a)		$10	$	(a)		$23
		2015		(a)		5		(a)		11
Ameren Services support services	Other Operations and Maintenance	2016		$30		$29		$96		$90
agreement		2015		30		28		96		87
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2016	$	(b)	$	(b)	$	(b)	$	(b)
		2015		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at September 30, 2016. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2016.

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

Other Obligations
In order to supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois have entered into various long-term commitments for purchased power and natural gas for distribution. At September 30, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,328 million, $2,428 million, and $1,859 million, respectively. For additional information regarding our obligations and commitments at December 31, 2015, see Note 15 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
In April and September 2016, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and capacity through May 31, 2019. In the April procurement event, Ameren Illinois contracted to purchase approximately 3,609,800 megawatthours of energy products for $105 million from June 1, 2016, through May 31, 2019. In the September procurement event, Ameren Illinois contracted to purchase approximately 2,229,800 megawatthours of energy products for $71 million from October 1, 2016, through May 31, 2019. In addition, in the September procurement event, Ameren Illinois contracted to purchase 1,854 MWs of capacity for $96 million from June 1, 2017, through May 31, 2019. The results of both procurement events are included in Ameren’s and Ameren Illinois’ obligations discussed above. See Note 8 – Related Party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of these procurement events.
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
The EPA has promulgated several environmental regulations that will have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Significant new rules include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to wastewater discharges from power plants; and new regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these new regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of new environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with all of these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs and their recovery could result in regulatory lag. As of December 31, 2015, Ameren Missouri’s energy centers that emit CO2 represented approximately 20% and 35% of Ameren’s and Ameren Missouri’s rate base, respectively.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $600 million to $700 million in the aggregate from 2016 through 2020 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional air emissions controls beyond 2020. This estimate of capital expenditures includes expenditures required for the CCR regulations, the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and the Clean Water Act effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include the potential impacts of the Clean Power Plan discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate due to uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant new environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015 and the second phase of emission reduction requirements, which were revised by the EPA in September 2016, will become effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri does not expect to make additional capital investments to comply with the 2017 CSAPR requirements. However, Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants, was issued by the EPA in August 2015 but stayed by the United States Supreme Court in February 2016, pending the outcome of various legal challenges, as discussed below.
If upheld, the Clean Power Plan would require Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that would require each state to demonstrate progress in achieving its CO2 emissions reduction target. Ameren continues to evaluate the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation. Significant uncertainty exists regarding the impact of the Clean Power Plan, as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. All implementation requirements are deferred until such time as these legal challenges are concluded. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued in 2017, and subsequent appeals to the United States Supreme Court are likely. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and implemented in substantially similar form to the rule when issued, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs and require Ameren Missouri to make new or accelerated capital expenditures. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
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
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleges that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. A trial was held in the third quarter of 2016. It is not certain when a final decision will be reached in this case, and subsequent appeals are likely. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that it will be successful in its efforts.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. A resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment and increased operations and maintenance expenses. We are unable to predict the ultimate resolution of this matter or the costs that might be incurred.
Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Additionally, in 2015, the EPA issued its final rule to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for water discharges that are based on the effectiveness of available control technology. The EPA's rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain components in water discharges from power plants. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule and all of Ameren Missouri’s coal-fired energy centers are subject to the effluent limitations rule. Implementation of both rules will occur during the renewal process of each energy center’s water discharge permit, which will occur between 2018 and 2023. The rules could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if their implementation requires extensive modifications to the cooling water systems and water discharge systems at Ameren Missouri’s energy centers and if those investments are not recovered on a timely basis in electric rates charged to Ameren Missouri’s customers.
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR. These regulations affect CCR disposal and handling costs at Ameren Missouri's energy centers. The regulations allow for the management of CCR as a solid waste, as well as for its continued beneficial uses, which could reduce the amount to be disposed. The regulations also establish criteria regarding the structural integrity, location, groundwater monitoring, and operation of CCR impoundments and landfills. They require closure of impoundments if the criteria are not achieved. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan. The new regulations do not apply to ash ponds at plants no longer in operation.
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
As of September 30, 2016, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2025. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual review by the ICC. As of September 30, 2016, Ameren Illinois estimated the obligation related to these former MGP sites at $204 million to $274 million. Ameren and Ameren Illinois recorded a liability of $204 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the ultimate actual costs, including unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2 located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies that former landfills and lagoons at those sites may contain soil and groundwater contamination. From about 1926 until 1976, Ameren Missouri operated an energy center adjacent to Sauget Area 2. Ameren Missouri currently owns a parcel of property at Sauget Area 2 that was once used by others as a landfill.
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of September 30, 2016, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011, against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of September 30, 2016, and December 31, 2015, representing their estimate of the probable loss due as a result of this lawsuit. Ameren and Ameren Missouri believe there is a remote possibility that a liability relating to this lawsuit could be material to Ameren and Ameren Missouri’s results of operations, financial position, and liquidity. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that Ameren Missouri will be successful in its efforts.
NOTE 10 – CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other utilities that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE to review the nuclear waste fee annually against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee was suspended in May 2014. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs, such as certain NRC fees and ad valorem taxes, incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$20	$23	$60	$69	$5	$6	$15	$17
Interest cost	46	43	138	130	12	12	36	36
Expected return on plan assets	(63)	(62)	(189)	(186)	(18)	(17)	(54)	(51)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial loss (gain)	8	19	24	56	(3)	1	(8)	4
Settlement loss	—	—	—	1	—	—	—	—
Net periodic benefit cost (benefit)	$11	$23	$33	$70	$(5)	$1	$(14)	$3

Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Ameren Missouri(a)	$6	$14	$19	$42	$(1)	$2	$(3)	$6
Ameren Illinois	6	9	17	28	(3)	—	(10)	(2)
Other	(1)	—	(3)	—	(1)	(1)	(1)	(1)
Ameren(a)(b)	$11	$23	$33	$70	$(5)	$1	$(14)	$3

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

(b)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

NOTE 12 – DISCONTINUED OPERATIONS
There was no net income attributable to Ameren common shareholders from discontinued operations during 2016. The following table presents the components of discontinued operations in Ameren's consolidated statement of income for the three and nine months ended September 30, 2015:

	2015	2015
	Three Months	Nine Months
Operating revenues	$—	$—
Operating benefits (expenses)	(1)	2
Operating income (loss) before income tax	(1)	2
Income tax benefit	1	50
Income from discontinued operations, net of taxes	$—	$52
During the second quarter of 2015, based on the completion of the IRS audit for 2013, Ameren removed a previously recorded reserve for unrecognized tax benefits and recognized a tax benefit from discontinued operations. See Note 16 – Divestiture Transactions and Discontinued Operations under Part II, Item 8, of the Form 10-K for additional information related to discontinued operations.
The following table presents the carrying amounts of the components of assets and liabilities of Ameren’s discontinued operations, which consist primarily of AROs and related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers, at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Assets of discontinued operations
Accumulated deferred income taxes, net	$15	$14
Total assets of discontinued operations	$15	$14
Liabilities of discontinued operations
Accounts payable and other current obligations	$1	$1
Asset retirement obligations(a)	26	28
Total liabilities of discontinued operations	$27	$29

(a)	Ameren has completed its retirement obligations at the Hutsonville energy center. The remaining ARO liabilities relate to the abandoned Meredosia energy center.
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

The following table presents information about the reported revenues and net income attributable to Ameren common shareholders from continuing operations for the three and nine months ended September 30, 2016 and 2015, and total assets of continuing operations as of September 30, 2016, and December 31, 2015:

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Ameren
2016
External revenues	$1,150	$675	$34	$—	$1,859
Intersegment revenues	15	1	1	(17)	—
Net income attributable to Ameren common shareholders from continuing operations	241	119	9	—	369
2015
External revenues	$1,160	$654	$19	$—	$1,833
Intersegment revenues	11	1	1	(13)	—
Net income attributable to Ameren common shareholders from continuing operations	239	98	6	—	343
Nine Months
2016
External revenues	$2,733	$1,892	$95	$—	$4,720
Intersegment revenues	40	3	2	(45)	—
Net income attributable to Ameren common shareholders from continuing operations	347	223	51	—	621
2015
External revenues	$2,825	$1,910	$55	$—	$4,790
Intersegment revenues	30	3	2	(35)	—
Net income attributable to Ameren common shareholders from continuing operations	341	182	26	—	549
As of September 30, 2016:
Total assets	$13,889	$9,202	$1,496	$(468)	$24,119	(a)
As of December 31, 2015:
Total assets	$13,851	$8,903	$1,139	$(267)	$23,626	(a)
(a)    Excludes total assets from discontinued operations of $15 million and $14 million as of September 30, 2016, and December 31, 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Also see the Glossary of Terms and Abbreviations at the front of this report and in the Form 10-K.
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
Additionally, Ameren has a subsidiary, ATXI, that operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. Ameren is also pursuing projects to improve electric transmission system reliability within Ameren Missouri’s and Ameren Illinois’ service territories as well as evaluating competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO. Ameren also has various other subsidiaries that conduct activities such as the provision of shared services.
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
OVERVIEW
Net income attributable to Ameren common shareholders from continuing operations was $369 million in the third quarter of 2016, compared with $343 million in the year-ago period. Net income attributable to Ameren common shareholders from continuing operations was $621 million in the first nine months of 2016, compared with $549 million in the year-ago period. Net income was favorably affected in the third quarter and the first nine months of 2016, compared with the year-ago periods, by increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric distribution service earnings, reflecting Ameren’s strategy to allocate incremental capital to those businesses; increased demand due to warmer summer temperatures; increased rates for Ameren Illinois’ natural gas distribution service pursuant to a December 2015 order; decreased other operations and maintenance expenses; and the recognition of a MEEIA 2013 performance incentive. Net income was also favorably affected in the first nine months of 2016, compared with the year-ago period, by the absence of a provision recognized in the second quarter of 2015, as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site, as well as an income tax benefit recorded in the first quarter of 2016 at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation. Net income was unfavorably affected in the third quarter and the first nine months of 2016, compared with the year-ago periods, by decreased electric demand at Ameren Missouri resulting from a reduction in sales to the New Madrid Smelter, decreased Ameren Missouri earnings resulting from the absence in 2016 of MEEIA 2013 net shared benefits, and increased depreciation and amortization expenses, primarily at Ameren Missouri. Additionally, earnings were unfavorably affected in the first nine months of 2016, compared to the year-ago period, by the cost of the Callaway energy center’s scheduled refueling and maintenance outage, the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, and decreased Ameren Missouri electric margins resulting from increased transmission charges, net of transmission revenues. Net income was also unfavorably affected in the third quarter of 2016, compared to the year-ago period, by decreased Ameren Illinois natural gas distribution earnings due to seasonal rate redesign.

Ameren remains focused on executing its strategy of investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy policies, as well as creating and capitalizing on investment opportunities for the benefit of its customers and shareholders. Ameren continues to allocate significant amounts of capital to those businesses that are supported by regulatory frameworks that provide predictable and timely cost recovery. Ameren invested approximately $1 billion of its $1.5 billion in capital expenditures during the first nine months of 2016 in FERC-regulated electric transmission projects and Ameren Illinois electric and natural gas distribution service infrastructure.
Ameren invested approximately $510 million during the first nine months of 2016 in FERC-regulated transmission projects, including Ameren Illinois’ continued significant transmission investments to improve reliability. Construction continues on ATXI’s $1.4 billion Illinois Rivers and $150 million Spoon River transmission projects. Pre-construction steps continue to be made on the $225 million Mark Twain project. In October 2016, ATXI filed suit in the circuit courts of each of the five counties where the Mark Twain project will be constructed to obtain assents for road crossings. A decision from each of the county circuit courts is expected in 2017. ATXI plans to complete the project in 2018; however, delays in obtaining the assents could delay the completion date. The completion of the Illinois Rivers, Spoon River, and Mark Twain transmission projects will provide customers with improved reliability and access to additional renewable energy sources, including wind power from the western and northern parts of the MISO region, including northeast Missouri.
In September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the allowed base return on common equity to 10.32%. The new allowed base return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. The final order in the February 2015 complaint case will determine the allowed base return on common equity for the 15-month period ended May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the 10.32% allowed base return on common equity, which became effective in September 2016. The 12.38% allowed base return on common equity was effective for the period that began at the conclusion of the 15-month period for the February 2015 complaint case in May 2016 through the September 2016 effective date of the final order in the November 2013 complaint case.
Ameren Illinois has invested approximately $480 million in electric and natural gas distribution infrastructure projects in the first nine months of 2016. It remains on track to meet its remaining investment, reliability, and smart meter goals under the IEIMA. In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement, beginning in January 2017. An ICC decision on the revenue requirement used for 2017 rates is expected by December 2016.
In July 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The request includes recovery of, and a return on, new infrastructure investments, recovery of fixed costs related to the loss of sales to the New Madrid Smelter, and increased transmission charges. Ameren Missouri also requested continued use of its FAC and the regulatory tracking mechanisms for pension and postretirement benefits and uncertain income tax positions that the MoPSC previously authorized in earlier electric rate orders. Additionally, Ameren Missouri requested the implementation of a new regulatory tracking mechanism for transmission charges and revenues. A decision by the MoPSC is expected by late April 2017, with new rates effective in late May 2017. Ameren Missouri continues to pursue a modernized regulatory framework that supports investment to upgrade aging electric infrastructure and reduces regulatory lag.
In the third quarter of 2016, Ameren Missouri recognized $19 million of revenue related to the MEEIA 2013 performance incentive based on a stipulation agreement between Ameren Missouri and the MoPSC staff, which was filed with the MoPSC in September 2016. In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a revised stipulation agreement between Ameren Missouri, the MoPSC staff, and the MoOPC. As a result, Ameren Missouri will recognize $9 million of additional revenues in the fourth quarter of 2016 relating to the MEEIA 2013 performance incentive. Further, the revised stipulation agreement included a provision to incorporate the results of the appeal, discussed below, regarding the determination of an input used to calculate the performance incentive. In November 2015, the MoPSC issued an order regarding the determination of an input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District, which is expected to issue a decision in 2016. If the Missouri Court of Appeals, Western District, overturns the November 2015 MoPSC order, Ameren Missouri may recognize additional revenues in excess of the $28 million approved by the MoPSC in November 2016.
Reflecting confidence in Ameren’s outlook and long-term strategy, in October 2016, Ameren’s board of directors increased the quarterly common stock dividend to 44 cents per share, resulting in an annualized equivalent dividend rate of $1.76 per share.
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
Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution service businesses, a purchased power cost recovery mechanism for Ameren Illinois' electric distribution service business, and a FAC for Ameren Missouri's electric utility business.
Ameren Illinois' electric distribution service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, with recoveries from, or refunds to, customers made in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year.
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

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and nine months ended September 30, 2016 and 2015:

	Three Months		Nine Months
	2016	2015	2016	2015
Net income attributable to Ameren common shareholders	$369	$343	$621	$601
Earnings per common share – diluted	1.52	1.41	2.56	2.47
Net income attributable to Ameren common shareholders – continuing operations	$369	$343	$621	$549
Earnings per common share – diluted – continuing operations	1.52	1.41	2.56	2.26
Net income attributable to Ameren common shareholders from continuing operations increased $26 million, or 11 cents per diluted share, in the third quarter of 2016 compared with the same period in 2015. The increase between periods was due to a $21 million increase in net income from the Ameren Illinois segment, a $3 million increase in net income from Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI’s net income of $8 million, and a $2 million increase in net income from the Ameren Missouri segment.
Net income attributable to Ameren common shareholders from continuing operations increased $72 million, or 30 cents per diluted share, in the first nine months of 2016 compared to the same period in 2015. The increase between periods was due to a $41 million increase in net income from the Ameren Illinois segment, a $25 million increase in net income from continuing operations at Ameren (parent) and nonregistrant subsidiaries, which included an increase in ATXI’s net income of $20 million, and a $6 million increase in net income from the Ameren Missouri segment.
There was no net income attributable to Ameren common shareholders from discontinued operations in both the third quarter and the first nine months of 2016, compared with no net income and $52 million, respectively, in the year-ago periods. During the second quarter of 2015, based on the completion of the IRS audit for 2013, Ameren removed a previously recorded reserve for unrecognized tax benefits of $53 million related to the divestiture of New AER and recognized a tax benefit from discontinued operations.

Earnings per share from continuing operations were favorably affected in the third quarter and the first nine months of 2016, compared with the year-ago periods (except where a specific period is referenced), by:

•
the absence of a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share for the nine months ended September 30, 2016);

•
increased Ameren Illinois and ATXI electric transmission service and Ameren Illinois electric distribution service earnings under formula ratemaking due to additional rate base investment (7 cents per share and 16 cents per share, respectively). Additionally, Ameren Illinois and ATXI electric transmission service third quarter earnings benefited from a temporarily higher allowed base return on common equity, recognizing an allowed base return on common equity of 12.38% from mid-May, as a result of the expiration of the refund period in the February 2015 complaint case, to nearly the end of September. This earnings increase was partially offset by a lower allowed base return on common equity recognized through mid-May 2016 in the nine month period as well as a lower return on equity related to Ameren Illinois electric distribution service investments due to a reduction in the 30-year United States Treasury bond yields (2 cents per share and 1 cent per share, respectively);

•	increased demand due to warmer summer temperatures in 2016, partially offset by milder winter temperatures (estimated at 11 cents per share and 9 cents per share, respectively);

•	higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order (3 cents per share and 9 cents per share, respectively);

•
a decrease in the effective tax rate primarily due to an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation (7 cents per share for the nine months ended September 30, 2016);

•
decreased other operations and maintenance expenses not subject to riders, regulatory tracking mechanisms, or formula ratemaking, primarily at Ameren Missouri (2 cents per share and 5 cents per share, respectively). This was due, in part, to a reduction in energy center maintenance costs, excluding the cost of the Callaway energy center's scheduled refueling and maintenance outage (discussed below) and reduced electric distribution maintenance expenditures; and

•	the recognition of a MEEIA 2013 performance incentive (5 cents per share for both periods).
Earnings per share from continuing operations were unfavorably affected in the third quarter and the first nine months of 2016, compared with the year-ago periods (except where a specific period is referenced), by:

•	decreased electric demand at Ameren Missouri resulting from a reduction in sales to the New Madrid Smelter (5 cents per share and 13 cents per share, respectively);

•	decreased Ameren Missouri earnings resulting from the absence in 2016 of MEEIA net shared benefits due to the expiration of MEEIA 2013 (5 cents per share and 12 cents per share, respectively);

•
the cost of the Callaway energy center's scheduled refueling and maintenance outage in the second quarter of 2016. There was no Callaway refueling and maintenance outage in 2015 (8 cents per share for the nine months ended September 30, 2016);

•
decreased Ameren Illinois earnings resulting from the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share for the nine months ended September 30, 2016);

•	decreased Ameren Missouri electric margins resulting from increased transmission charges, net of transmission revenues (3 cents per share for the nine months ended September 30, 2016);

•
increased depreciation and amortization expenses not subject to riders, regulatory tracking mechanisms, or formula ratemaking, primarily because of electric system capital additions at Ameren Missouri (2 cents per share and 3 cents per share, respectively); and

•
decreased Ameren Illinois natural gas distribution earnings due to seasonal rate redesign, which is not expected to materially affect earnings comparisons on an annual basis (2 cents per share for the three months ended September 30, 2016).

The cents per share information presented in the explanations above is based on the average diluted shares outstanding in the third quarter and first nine months of 2015. For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Provision for Callaway Construction and Operating License, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and nine months ended September 30, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Three Months 2016:
Electric margins	$862	$452	$28	$1,342
Natural gas margins	14	86	—	100
Other revenues	1	—	(1)	—
Other operations and maintenance	(220)	(198)	7	(411)
Depreciation and amortization	(130)	(80)	(1)	(211)
Taxes other than income taxes	(96)	(30)	(3)	(129)
Other income (expense)	12	1	(3)	10
Interest charges	(53)	(35)	(9)	(97)
Income taxes	(148)	(77)	(8)	(233)
Income from continuing operations	242	119	10	371
Income from discontinued operations, net of tax	—	—	—	—
Net income	242	119	10	371
Noncontrolling interests – preferred dividends	(1)	—	(1)	(2)
Net income attributable to Ameren common shareholders	$241	$119	$9	$369
Three Months 2015:
Electric margins	$863	$412	$13	$1,288
Natural gas margins	14	82	(1)	95
Other revenues	1	—	(1)	—
Other operations and maintenance	(233)	(202)	7	(428)
Depreciation and amortization	(125)	(74)	(2)	(201)
Taxes other than income taxes	(97)	(29)	(2)	(128)
Other income	11	1	2	14
Interest charges	(54)	(33)	—	(87)
Income taxes	(140)	(59)	(9)	(208)
Income from continuing operations	240	98	7	345
Income from discontinued operations, net of tax	—	—	—	—
Net income	240	98	7	345
Noncontrolling interests – preferred dividends	(1)	—	(1)	(2)
Net income attributable to Ameren common shareholders	$239	$98	$6	$343

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Ameren
Nine Months 2016:
Electric margins	$1,939	$1,061	$76	$3,076
Natural gas margins	57	336	(1)	392
Other revenues	1	—	(1)	—
Other operations and maintenance	(670)	(592)	16	(1,246)
Depreciation and amortization	(384)	(237)	(7)	(628)
Taxes other than income taxes	(252)	(98)	(8)	(358)
Other income (expense)	32	4	(3)	33
Interest charges	(158)	(105)	(24)	(287)
Income (taxes) benefit	(215)	(144)	3	(356)
Income from continuing operations	350	225	51	626
Income from discontinued operations, net of tax	—	—	—	—
Net income	350	225	51	626
Noncontrolling interests – preferred dividends	(3)	(2)	—	(5)
Net income attributable to Ameren common shareholders	$347	$223	$51	$621
Nine Months 2015:
Electric margins	$1,995	$999	$36	$3,030
Natural gas margins	58	320	(1)	377
Other revenues	2	—	(2)	—
Other operations and maintenance	(673)	(606)	23	(1,256)
Provision for Callaway construction and operating license	(69)	—	—	(69)
Depreciation and amortization	(367)	(220)	(7)	(594)
Taxes other than income taxes	(262)	(101)	(6)	(369)
Other income (expense)	29	5	(2)	32
Interest charges	(164)	(99)	(1)	(264)
Income taxes	(205)	(114)	(14)	(333)
Income from continuing operations	344	184	26	554
Income from discontinued operations, net of tax	—	—	52	52
Net income	344	184	78	606
Noncontrolling interests – preferred dividends	(3)	(2)	—	(5)
Net income attributable to Ameren common shareholders	$341	$182	$78	$601

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three and nine months ended September 30, 2016, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$41	$14	$—	$55
Base rates (estimate)	—	8	—	8
Sales volume (excluding the New Madrid Smelter and the estimated effect of weather)	—	6	—	6
New Madrid Smelter revenues	(42)	—	—	(42)
Off-system sales	50	—	—	50
MEEIA 2013 net shared benefits	(19)	—	—	(19)
MEEIA 2013 performance incentive	19	—	—	19
Transmission services revenues	1	18	16	35
Other	(11)	(8)	(6)	(25)
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	(25)	—	(25)
Transmission services recovery mechanism	—	3	—	3
Recovery of FAC under-recovery	(39)	—	—	(39)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	6	—	6
MEEIA 2013 and 2016 program costs	(7)	—	—	(7)
Total electric revenue change	$(7)	$22	$10	$25
Fuel and purchased power change:
Energy costs (excluding the New Madrid Smelter and estimated effect of weather)	$(48)	$—	$—	$(48)
New Madrid Smelter energy costs	22	—	—	22
Effect of weather (estimate)(b)	(7)	(6)	—	(13)
Transmission services charges	(3)	—	—	(3)
Other	3	2	5	10
Cost recovery mechanisms – offsets in electric revenue:(c)
Power supply costs	—	25	—	25
Transmission services recovery mechanism	—	(3)	—	(3)
Recovery of FAC under-recovery	39	—	—	39
Total fuel and purchased power change	$6	$18	$5	$29
Net change in electric margins	$(1)	$40	$15	$54
Natural gas revenue change:
Effect of weather (estimate)(b)	$—	$1	$—	$1
Base rates (estimate)	—	9	—	9
Seasonal rate redesign	—	(6)	—	(6)
Other	—	(1)	1	—
Cost recovery mechanism – offset in gas purchased for resale:(c)
Purchased gas costs	1	(6)	—	(5)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	2	—	2
Total natural gas revenue change	$1	$(1)	$1	$1
Gas purchased for resale change:
Effect of weather (estimate)(b)	$—	$(1)	$—	$(1)
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased gas costs	(1)	6	—	5
Total gas purchased for resale change	$(1)	$5	$—	$4
Net change in natural gas margins	$—	$4	$1	$5

Nine Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$33	$9	$—	$42
Base rates (estimate)	48	30	—	78
Sales volume (excluding the New Madrid Smelter and the estimated effect of weather)	3	(1)	—	2
New Madrid Smelter revenues	(101)	—	—	(101)
Off-system sales	85	—	—	85
MEEIA 2013 net shared benefits	(45)	—	—	(45)
MEEIA 2013 performance incentive	19	—	—	19
Transmission services revenues	1	42	40	83
Purchased power rider order in 2015	—	(15)	—	(15)
Other	(1)	(4)	(11)	(16)
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	(15)	—	(15)
Transmission services recovery mechanism		3	—	3
Recovery of FAC under-recovery	(88)	—	—	(88)
Other cost recovery mechanisms:(d)	—
Gross receipts tax	(4)	—	—	(4)
MEEIA 2013 and 2016 program costs	(20)	—	—	(20)
Total electric revenue change	$(70)	$49	$29	$8
Fuel and purchased power change:
Energy costs (excluding the New Madrid Smelter and estimated effect of weather)	$(77)	$—	$—	$(77)
New Madrid Smelter energy costs	50	—	—	50
Effect of weather (estimate)(b)	(2)	(2)	—	(4)
Effect of higher net energy costs included in base rates	(34)	—	—	(34)
Transmission services charges	(14)	—	—	(14)
Other	3	3	11	17
Cost recovery mechanisms – offsets in electric revenue:(c)
Power supply costs	—	15	—	15
Transmission services recovery mechanism	—	(3)	—	(3)
Recovery of FAC under-recovery	88	—	—	88
Total fuel and purchased power change	$14	$13	$11	$38
Net change in electric margins	$(56)	$62	$40	$46
Natural gas revenue change:
Effect of weather (estimate)(b)	$(8)	$(25)	$—	$(33)
Base rates (estimate)	—	34	—	34
Other	1	(2)	—	(1)
Cost recovery mechanism – offset in gas purchased for resale:(c)
Purchased gas costs	(3)	(61)	—	(64)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	(11)	—	(11)
Gross receipts tax	(1)	(2)	—	(3)
Total natural gas revenue change	$(11)	$(67)	$—	$(78)
Gas purchased for resale change:
Effect of weather (estimate)(b)	$7	$22	$—	$29
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased gas costs	3	61	—	64
Total gas purchased for resale change	$10	$83	$—	$93
Net change in natural gas margins	$(1)	$16	$—	$15

(a)	Primarily includes amounts for ATXI and intercompany eliminations.

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

Ameren Corporation
Ameren's electric margins increased $54 million, or 4%, and $46 million, or 2%, for the three and nine months ended September 30, 2016, respectively, compared with the year-ago periods. Ameren's natural gas margins increased $5 million, or 5%, and $15 million, or 4%, for the three and nine months ended September 30, 2016, respectively, compared with the year-ago periods. Ameren’s results were primarily driven by Ameren Missouri’s, Ameren Illinois’, and ATXI’s results of operations, as discussed below. ATXI’s transmission services revenues increased $16 million and $40 million for the three and nine months ended September 30, 2016, respectively, compared with the year-ago periods, because of higher rate base investment and recoverable costs under formula ratemaking. ATXI’s results for the three months ended September 30, 2016, also benefited from a temporarily higher allowed return on common equity, compared with the year-ago period, reflecting the May expiration of the 15-month refund period for the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part 1, Item 1, of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.
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
Ameren Missouri's electric margins for the three months ended September 30, 2016 were comparable with the year-ago period, and decreased $56 million, or 3%, for the nine months ended September 30, 2016, compared with the year-ago period. The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2016, compared with the year-ago periods:

•
The New Madrid Smelter operations were suspended in the first quarter of 2016, which decreased margins by $20 million and $51 million, respectively. The change in margins due to lower New Madrid Smelter sales is the sum of New Madrid Smelter revenues (-$42 million and -$101 million, respectively) and New Madrid Smelter energy costs (+$22 million and +$50 million, respectively) in the above table.

New Madrid Smelter energy costs include the impact of a provision in the FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced sales to the New Madrid Smelter. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the New Madrid Smelter.

•
The absence in 2016 of net shared benefits due to the expiration of MEEIA 2013, which decreased margins by $19 million and $45 million, respectively. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency related volume reductions in current and future periods.

•
Increased transmission services charges resulting from additional MISO-approved electric transmission investments made by other entities, which decreased margins by $3 million and $14 million, respectively.

The following items had a favorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Summer temperatures for the third quarter of 2016 were warmer as cooling degree-days increased 11%, compared with the year-ago period. Temperatures in the first nine months of 2016 were warmer as cooling degree-days increased 12%, while heating degree-days decreased 17%, compared with the year-ago period. The net effect of weather increased margins by an estimated $34 million and $31 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$41 million and +$33 million, respectively) and the effect of weather (estimate) on fuel and purchased power (-$7 million and -$2 million, respectively) in the above table.

•
The MEEIA 2013 performance incentive increased margins by $19 million for both periods. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the MEEIA 2013 performance incentive.

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, increased margins by an estimated $14 million for the nine months ended September 30, 2016. The change in electric base rates is the sum of the change in base rates (estimate) (+$48 million) and the effect of higher net energy costs included in base rates (-$34 million) in the above table.

•
Lower net energy costs as a result of the 5% of changes absorbed by Ameren Missouri through the FAC, primarily due to higher MISO capacity revenues, which increased margins by $2 million and $8 million, respectively. The change in net energy costs is the sum of the change in off-system sales (+$50 million and +$85 million, respectively) and the change in energy costs (-$48 million and -$77 million, respectively) in the above table.

•	Excluding the effect of reduced sales to the New Madrid Smelter and the estimated effect of weather, total retail sales volumes increased by less than 1% for the nine months ended September 30, 2016, which increased revenues by $3 million, due to an additional day as a result of the leap year and growth partially offset by the carryover effect of MEEIA 2013 on sales volumes.
Ameren Missouri’s natural gas margins were comparable between periods.
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
Ameren Illinois' electric margins increased $40 million, or 10%, and $62 million, or 6%, for the three and nine months ended September 30, 2016, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois’ electric margins for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•	Transmission services revenues increased by $18 million and $42 million, respectively, primarily due to increased rate base investment and higher recoverable costs under formula ratemaking. Transmission services for the three months ended September 30, 2016, also benefited from a temporarily higher allowed return on common equity, compared with the year-ago period reflecting the May expiration of the 15-month refund period for the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part 1, Item 1, of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.

•
Electric distribution service revenues increased by an estimated $8 million and $30 million, respectively, primarily due to increased rate base investment and higher recoverable costs under formula ratemaking pursuant to the IEIMA, partially offset by a lower return on equity due to a reduction in the 30-year United States Treasury bond yields.

•
Summer temperatures for the third quarter of 2016 were warmer as cooling degree-days increased 13%, compared with the year-ago period. Temperatures in the first nine months of 2016 were warmer as cooling degree-days increased 10%, while heating degree-days decreased 15%, compared with the year-ago period. The net effect of weather increased margins by an estimated $8 million and $7 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$14 million and +$9 million, respectively) and the effect of weather (estimate) on fuel and purchased power (-$6 million and -$2 million, respectively) in the above table.

•
Excluding the estimated effect of weather, total retail sales volumes increased by 3% for the three months ended September 30, 2016, primarily due to the commercial sector, which increased margins by an estimated $6 million.

Ameren Illinois’ electric margins were unfavorably affected by the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, which increased margins by $15 million in the first nine months of 2015.
Ameren Illinois' natural gas margins increased $4 million, or 5%, and $16 million, or 5%, for the three and nine months ended September 30, 2016, respectively, compared with the year-ago periods. Ameren Illinois’ natural gas margins were favorably affected by higher natural gas base rates in 2016, which increased margins by an estimated $9 million and $34 million, respectively.
The following items had an unfavorable effect on Ameren Illinois’ natural gas margins for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
The absence of colder-than-normal winter temperatures and the application of the VBA in the first nine months of 2016, which decreased margins by $3 million compared with the year-ago period. The VBA, which was approved by the ICC in December 2015, eliminated the impact of weather on natural gas margins for residential and small nonresidential customers in the first nine months of 2016. The change in margins due to weather is the sum of the effect of weather (estimate) on natural gas revenues (-$25 million) and the effect of weather (estimate) on gas purchased for resale (+$22 million) in the above table.

•
The implementation of redesigned seasonal rates in 2016, which decreased margins by $6 million for the third quarter of 2016, compared with the year-ago period. These redesigned rates have an effect on quarterly earnings comparisons but are not expected to materially affect annual earnings.

Ameren Illinois has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Illinois’ natural gas margins, as they are offset by a corresponding amount in revenues.
Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses decreased $17 million and $10 million in the third quarter and the first nine months of 2016, respectively, as compared with the year-ago periods, primarily because of decreased expenses at Ameren Missouri and Ameren Illinois.
Ameren Missouri
Other operations and maintenance expenses were $13 million and $3 million lower in the third quarter and the first nine months of 2016, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
MEEIA customer energy efficiency program costs decreased by $7 million and $20 million, respectively, due to the expiration of MEEIA 2013, partially offset by costs incurred for MEEIA 2016. Electric revenues decreased by a corresponding amount, with no overall effect on net income.

•
Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, decreased by $6 million and $18 million, respectively, primarily due to fewer major outages, partially offset by higher coal handling charges.

•	Electric distribution maintenance expenditures decreased by $7 million and $12 million, respectively, primarily related to reduced system repair and vegetation management work.

•
Employee benefit costs decreased by $7 million in the nine months ended September 30, 2016, primarily due to a change in pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order. Electric base rates billed to customers decreased electric revenues by a corresponding amount, with no overall effect on net income.

•	An unrealized MTM gain in 2016 compared with an unrealized MTM loss in 2015, resulting from changes in the market value of company-owned life insurance investments, decreased expense by $6 million in both periods.
The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Refueling and maintenance outage costs at the Callaway energy center increased by $31 million in the nine months ended September 30, 2016, due to costs for the scheduled refueling and maintenance outage that occurred in the second quarter of 2016. There was no scheduled outage in 2015.

•
Amortization of previously deferred solar rebate costs increased by $10 million in the nine months ended September 30, 2016, as a result of the April 2015 MoPSC electric rate order. Electric base rates billed to customers increased electric revenues by a corresponding amount, with no overall effect on net income.

•	Litigation costs increased by $8 million and $10 million, respectively, primarily related to increases in estimated obligations for pending legal claims.

•	Storm-related repair costs increased by $4 million and $7 million, respectively.
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
Other operations and maintenance expenses were $4 million and $14 million lower in the third quarter and the first nine months of 2016, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Employee benefit costs decreased by $5 million and $12 million, respectively, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.

•
Bad debt, customer energy efficiency, and environmental remediation costs decreased by $11 million in the nine months ended September 30, 2016. These expenses are included in cost riders that result in lower electric and natural gas revenues, with no overall effect on net income.

•
Electric distribution and transmission maintenance expenditures decreased by $7 million and $5 million, respectively, primarily related to the timing of system repair work and reduced circuit maintenance work.

•
An unrealized MTM gain in 2016 compared with an unrealized MTM loss in 2015, resulting from changes in the market value of company-owned life insurance investments, decreased expense by $4 million in both periods.

The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2016, compared with the year-ago periods (except where a specific period is referenced):

•
Labor costs, other than those incorporated into other explanations presented, increased by $3 million and $7 million, respectively, primarily because of staff additions to meet enhanced standards and goals related to the IEIMA.

•	Storm-related repair costs increased by $4 million in the nine months ended September 30, 2016.

•	Litigation costs increased by $2 million in the nine months ended September 30, 2016.

•
Bad debt, customer energy efficiency, and environmental remediation costs increased by $8 million in the third quarter of 2016. These expenses are included in cost riders that result in higher electric and natural gas revenues, with no overall effect on net income.

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
Depreciation and Amortization
Ameren Corporation
Depreciation and amortization expenses increased $10 million and $34 million in the third quarter and the first nine months of 2016, respectively, compared with the year-ago periods, because of increased expenses at Ameren Missouri and Ameren Illinois, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $5 million in the third quarter of 2016, primarily because of electric system capital additions. Depreciation and amortization expenses increased $17 million in the first nine months of 2016, primarily because of increased depreciation rates resulting from the April 2015 MoPSC electric rate order and electric system capital additions.
Ameren Illinois

Depreciation and amortization expenses increased $6 million and $17 million in the third quarter and the first nine months of 2016, respectively, primarily because of electric system capital additions.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes were comparable in the third quarter of 2016 with the year-ago period. Taxes other than income taxes decreased $11 million in the first nine months of 2016, compared with the year-ago period, primarily because of decreased expenses at Ameren Missouri and Ameren Illinois, as discussed below. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Missouri
Taxes other than income taxes were comparable in the third quarter of 2016 with the year-ago period. Taxes other than income taxes decreased $10 million in the first nine months of 2016, primarily because of decreased gross receipts taxes resulting from lower electric sales and natural gas volumes and decreased property taxes resulting from lower assessed property values. Electric revenues for gross receipts taxes decreased by an amount corresponding to the reduction in gross receipts taxes, with no overall effect on net income.
Ameren Illinois
Taxes other than income taxes were comparable in the third quarter of 2016 with the year-ago period. Taxes other than income taxes decreased $3 million in the first nine months of 2016, primarily because of decreased gross receipts taxes, resulting from lower natural gas sales volumes and prices, and because of a decrease in property taxes between periods. Natural gas revenues for gross receipts taxes decreased by an amount corresponding to the reduction in gross receipts taxes, with no overall effect on net income.
Other Income and Expenses
Details of other income and expenses for the Ameren Companies are provided in Note 5 – Other Income and Expenses under Part I, Item 1, of this report.
Interest Charges
Ameren Corporation
Interest charges increased $10 million and $23 million in the third quarter and the first nine months of 2016, respectively, compared with the year-ago periods, due to an approximately $500 million increase in average outstanding debt and an increase in the cost of debt at Ameren (parent). Ameren (parent) issued senior unsecured notes in November 2015 to repay lower-cost short-term debt. A decrease in interest charges in the first nine months of 2016 at Ameren Missouri was partially offset by an increase in interest charges in both periods at Ameren Illinois, as discussed below.
Ameren Missouri
Interest charges were comparable in the third quarter of 2016 with the year-ago period. Interest charges decreased $6 million in the first nine months of 2016, primarily because of a decrease in average outstanding debt.
Ameren Illinois
Interest charges were comparable in the third quarter of 2016 with the year-ago period. Interest charges increased $6 million in the first nine months of 2016, primarily because of an increase in average outstanding debt and interest on refunds for the November 2013 and February 2015 complaint cases. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information about the complaint cases.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2016 and 2015:

	Three Months(a)		Nine Months(a)
	2016	2015	2016	2015
Ameren	39%	38%	36%	38%
Ameren Missouri	38%	37%	38%	37%
Ameren Illinois	39%	38%	39%	38%

(a)	Based on the current estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the relevant period.
Ameren Corporation
The effective tax rate was comparable in the third quarter of 2016 with the year-ago period.
The effective tax rate was lower in the first nine months of 2016, as compared with the year-ago period, primarily because of the recognition of excess tax benefits associated with share-based compensation resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. See Accounting and Reporting Developments in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
Ameren Missouri
The effective tax rate was comparable in the third quarter and the first nine months of 2016 with the year-ago periods.

Ameren Illinois
The effective tax rate was comparable in the third quarter and the first nine months of 2016 with the year-ago periods.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash generated from operating activities, we use available cash, credit agreement borrowings, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, money pool borrowings and other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash from operations, long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures with available cash on hand, cash generated from operating activities, commercial paper borrowings and debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments.
The use of cash from operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2016, for Ameren and Ameren Illinois. The working capital deficit as of September 30, 2016, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances and money pool borrowings. With the credit capacity available under the Credit Agreements and our cash and cash equivalents, the Ameren Companies had access to $1.5 billion of liquidity at September 30, 2016.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2016	2015	Variance	2016	2015	Variance	2016	2015	Variance
Ameren(a) – continuing operations	$1,559	$1,547	$12	$(1,551)	$(1,362)	$(189)	$(282)	$(113)	$(169)
Ameren(a) – discontinued operations	—	(5)	5	—	—	—	—	—	—
Ameren Missouri	888	1,040	(152)	(724)	(739)	15	(362)	(233)	(129)
Ameren Illinois	627	541	86	(679)	(615)	(64)	(16)	73	(89)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased $12 million in the first nine months of 2016, compared with the same period in 2015. The following items contributed to the increase:

•	A $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach. See Note 15 – Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•
A $32 million increase in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $30 million decrease in coal inventory at Ameren Missouri, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A $25 million decrease in payments for purchased power compared with amounts collected from Ameren Illinois customers.

•	A $17 million decrease in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.

•
A $15 million increase in cash associated with Ameren Illinois' transmission revenue requirement reconciliation adjustments, as $7 million was collected from customers in 2016 compared to $8 million refunded to customers in 2015.

•
Income tax refunds of $7 million in 2016, compared with income tax payments of $6 million in 2015. In 2016, Ameren generated net operating losses due to bonus depreciation, resulting in no current federal income tax liability.

•
A net $8 million decrease in collateral postings with counterparties, primarily at Ameren Missouri, resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between periods:

•	A $54 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $36 million increase in payments to purchase stock associated with share-based compensation plan awards.

•	A $26 million increase in payments for the nuclear refueling and maintenance outage at the Ameren Missouri Callaway energy center. There was no refueling and maintenance outage in 2015.

•	An $18 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $16 million increase in interest payments, primarily due to an increase in the cost of Ameren (parent) debt, and an increase in the average outstanding debt at Ameren Illinois.

•
A $12 million decrease resulting from the change in customer receivable balances, partially offset by an increase in electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items.

•	A $4 million increase in storm restoration costs.
Ameren’s cash from operating activities associated with discontinued operations was immaterial in both 2016 and 2015.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $152 million in the first nine months of 2016, compared with the same period in 2015. The following items contributed to the decrease:

•
A $104 million decrease resulting from a reduction in electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
Income tax payments of $11 million to Ameren (parent) pursuant to the tax allocation agreement in 2016, compared with income tax refunds of $52 million in 2015 primarily related to an audit settlement.

•	A $54 million decrease in net energy costs collected from customers under the FAC.

•	A $26 million increase in payments for nuclear refueling and maintenance outage at the Callaway energy center. There was no refueling and maintenance outage in 2015.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $42 million insurance receipt related to the Taum Sauk breach. See Note 15 – Commitments and Contingencies under Part II, Item 8, in the Form 10-K for additional information.

•	A $30 million decrease in coal inventory, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A net $5 million decrease in collateral postings with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $4 million decrease in pension and postretirement benefit plan contributions caused by a change in actuarial assumptions.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $86 million in the first nine months of 2016, compared with the same period in 2015. The following items contributed to the increase:

•
A $53 million increase resulting from an increase in electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, partially offset by the change in customer receivable balances.

•
A $32 million increase in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which is being recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $25 million decrease in payments for purchased power compared with amounts collected from customers.

•	A $17 million decrease in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•
A $15 million increase in cash associated with transmission revenue requirement reconciliation adjustments, as $7 million was collected from customers in 2016 compared to $8 million refunded to customers in 2015.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A $14 million increase in the cost of natural gas held in storage caused primarily by fewer withdrawals as a result of milder winter temperatures compared with the prior year.

•	An $8 million increase in interest payments, primarily due to an increase in the average outstanding debt, including senior secured notes issued in December 2015.

•	A $7 million increase in pension and postretirement benefit plan contributions caused by the timing of payments.

•	A $4 million increase in storm restoration costs.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations increased $189 million in the first nine months of 2016, compared with the same period in 2015. Capital expenditures increased $164 million principally as a result of the activity at Ameren Illinois, as discussed below, and a $43 million increase in ATXI’s capital expenditures, which primarily related to the Illinois Rivers and Spoon River projects.
Ameren Missouri’s cash used in investing activities decreased $15 million in the first nine months of 2016, compared with the same period in 2015, due in part to an $85 million decrease in net money pool advances. These items were partially offset by increased capital expenditures of $56 million primarily related to electric distribution system reliability and energy center projects as well as an $11 million increase in nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities increased $64 million due to an increase in capital expenditures primarily related to qualified investments in natural gas infrastructure under the QIP rider, smart meter investments made pursuant to IEIMA, and storm restoration costs.
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
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the dividends declared by Ameren’s board of directors, and our long-term debt maturities, among other things.
Ameren’s cash used in financing activities associated with continuing operations increased $169 million during the first nine months of 2016, compared to the same period in 2015. Short-term and long-term debt issuances, net of long-term debt repayments, resulted in $137 million less cash provided by financing activities in the first nine months of 2016, compared with the year-ago period. Additionally, there was a $20 million increase in employee withholding taxes related to share-based payments in the first nine months of 2016, compared to the same period in 2015.
Ameren Missouri’s cash used in financing activities increased $129 million in the first nine months of 2016, compared with the same period in 2015. Cash used in net short-term and long-term debt activity was $111 million in 2016, compared with providing cash of $38 million in the year-ago period. Cash paid to Ameren (parent) as dividends, net of capital contributions received from parent, decreased $19 million between the two nine-month periods.
Ameren Illinois’ financing activities used net cash of $16 million during the first nine months of 2016, compared to providing net cash of $73 million during the same period in 2015.

Ameren Illinois paid Ameren (parent) dividends of $95 million, compared with no dividend payments in 2015. Additionally, cash provided by net short-term and long-term debt activity, as well as money pool borrowings, increased $7 million in 2016, compared with the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt.

Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, commercial paper issuances, short-term intercompany borrowings, or drawings under committed credit agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, short-term borrowing activity, commercial paper issuances, relevant interest rates, and borrowings under Ameren’s money pool arrangements.
The following table presents Ameren’s consolidated liquidity as of September 30, 2016:

Ameren and Ameren Missouri:
Missouri Credit Agreement (a) – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	263
Less: Ameren Missouri commercial paper outstanding	—
Missouri Credit Agreement – credit available	737
Ameren and Ameren Illinois:
Illinois Credit Agreement (a) – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	188
Less: Ameren Illinois commercial paper outstanding	157
Less: Letters of credit	4
Illinois Credit Agreement – credit available	751
Total Credit Available	$1,488
Cash and cash equivalents	18
Total Liquidity	$1,506

(a)	Expires in December 2019.
The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates available under the Credit Agreements. As such, commercial paper issuances were a preferred source of third-party short-term debt relative to credit facility borrowings.

In addition, Ameren Missouri and Ameren Illinois may borrow cash from the utility money pool when funds are available. The rate of interest depends on the composition of internal and external funds in the utility money pool. Ameren Missouri and Ameren Illinois will access funds from the utility money pool, the Credit Agreements, or the commercial paper programs depending on which option has the lowest interest rates.
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In February 2016, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 2018. In August 2016, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 2018.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for the Ameren Companies for the nine months ended September 30, 2016 and 2015. The Ameren Companies did not issue any common stock during the first nine months of 2016 or 2015. In March 2016 and 2015, Ameren Missouri received cash capital contributions of $38 million and $224 million, respectively, from Ameren (parent).

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
At September 30, 2016, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation.
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
Dividends
The amount and timing of Ameren’s common stock dividends are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends but considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On October 14, 2016, Ameren’s board of directors declared a quarterly common stock dividend of 44 cents per share payable on December 30, 2016, to shareholders of record on December 7, 2016, resulting in an annualized equivalent dividend rate of $1.76 per share. The previous annualized equivalent dividend rate, based on the common stock dividend declared and paid in the third quarter of 2016, was $1.70 per share.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2016, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the nine months ended September 30, 2016 and 2015:

	Nine Months
	2016	2015
Ameren Missouri	$285	$490
Ameren Illinois	95	—
Ameren	309	298
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At September 30, 2016, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $4,328 million, $2,428 million, and $1,859 million, respectively.
Off-Balance-Sheet Arrangements
At September 30, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
The credit ratings of the Ameren Companies assigned by Moody’s and S&P can affect our liquidity, access to the capital markets and credit markets, cost of borrowing under credit facilities and commercial paper programs, and collateral posting requirements under commodity contracts.

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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at September 30, 2016. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at September 30, 2016, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $106 million, $60 million, and $46 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2016, if market prices were 15% higher or lower than September 30, 2016 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.

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

•
Ameren continues to pursue its plans to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The last section of this project is expected to be completed by 2019. The Spoon River project located in northwest Illinois and the Mark Twain project located in northeast Missouri are the other two MISO-approved projects to be constructed by ATXI. These two projects are expected to be completed in 2018. The Illinois Rivers and the Spoon River projects have received all of the necessary commission approvals to authorize their construction. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Before starting construction, ATXI must obtain assents for road crossings from the five counties where the line will be constructed. None of the five county commissions approved ATXI’s requests for the assents. In October 2016, ATXI filed suit in each of the five county circuit courts to obtain the assents. A decision from each of the county circuit courts is expected in 2017. ATXI is planning to complete the project in 2018; however, delays in obtaining the assents could delay the completion date. The total investment in all three projects is expected to be more than $1.0 billion from 2016 through 2019. This total includes over $60 million of investment by Ameren Illinois to construct connections to its existing transmission system. In addition to its investment in the MISO-approved projects, Ameren Illinois expects to invest $1.9 billion in electric transmission assets from 2016 through 2020 to address load growth and reliability requirements.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. With the rates that will become effective on January 1, 2017, and the currently allowed 10.82% return on common equity, which includes a 50 basis point incentive adder, the 2017 revenue requirement for Ameren Illinois’ electric transmission business would be $258 million, which represents a $17 million increase over the 2016 revenue requirement, which was based on a 12.38% return on common equity, primarily due to rate base growth. These rates reflect a capital structure comprised of 51.6% common equity and a projected average rate base of $1.4 billion. With the rates that will become effective on January 1, 2017, and the currently allowed 10.82% return on equity, which includes a 50 basis point incentive adder, the 2017 revenue requirement for ATXI’s electric transmission business would be $171 million, which represents a $31 million increase over the 2016 revenue requirement, which was based on a 12.38% return on common equity, primarily due to rate base growth as a result of the Illinois Rivers project. These rates reflect a capital structure comprised of 56.2% common equity and a projected average rate base of $1.1 billion.

•
The return on common equity was the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that each challenge the allowed base return on common equity for MISO transmission owners. In September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the allowed base return on common equity to 10.32%. The order was consistent with the initial decision an administrative law judge issued in December 2015 and requires customer refunds, with interest, to be issued for the 15-month period ended February 2015. In addition, the new allowed base return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. Refunds are expected to be issued in the first half of 2017. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case which would lower the allowed base return on common equity to 9.70% and would require customer refunds, with interest, to be issued for the 15-month period ended May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. The final order in the February 2015 complaint case will determine the allowed base return on common equity for the 15-month period ended May 2016. The final order in the February 2015 complaint case will also establish the allowed base return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the 10.32% allowed base return on common equity, which became effective in September 2016. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' net income by an estimated $7 million and $4 million, respectively, based on each company’s 2017 projected average rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective September 30, 2016 balance sheets, representing their estimate of the expected refunds.

•
On July 1, 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $206 million. The electric rate increase request is based on a 9.9% return on equity, a capital structure comprised of 51.8% equity, a rate base of $7.2 billion, and a test year ended March 31, 2016, with certain pro-forma adjustments through the anticipated true-up date of December 31, 2016. As a part of its filing, Ameren Missouri requested the amortization over ten years of an estimated $81 million of lost fixed cost recovery due to lower sales, as discussed below, to the New Madrid Smelter during the period April 2015 through May 2017. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2017 and new rates effective in late May 2017. A 50 basis point change in Ameren Missouri’s return on common equity would result in an estimated $18 million change in Ameren’s and Ameren Missouri’s net income, based on Ameren Missouri’s current electric rate base.

•
In April 2015, the MoPSC issued an order approving an increase in Ameren Missouri’s annual revenues for electric service. The order also approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. This change to Ameren Missouri’s FAC is contributing to regulatory lag. For example, the April 2015 MoPSC electric rate order included $29 million of transmission charges in base rates that were previously included in the FAC. Ameren Missouri expects transmission charges to increase to $50 million in 2016, with further cost increases expected in the foreseeable future. However, transmission revenues included in base rates in the April 2015 MoPSC electric rate order totaled $34 million and are expected to remain relatively constant in 2016 and into the near future. In its July 2016 electric rate case, in an effort to mitigate the regulatory lag resulting from the changes to the FAC in the April 2015 order, Ameren Missouri requested the implementation of a new tracking mechanism for transmission charges and revenues.

•
Ameren Missouri supplies electricity to the New Madrid Smelter. In the first quarter of 2016, operations at the New Madrid Smelter were suspended. In addition, Noranda filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In October 2016, Noranda sold the New Madrid Smelter to ARG International AG. As a result of these events in 2016, actual sales volumes to the New Madrid Smelter will be significantly below the sales volumes reflected in rates and, therefore, Ameren Missouri has not fully recovered and will not fully recover its revenue requirement, which included $78 million for sales to the New Madrid Smelter, until rates are adjusted prospectively by the MoPSC in the July 2016 electric rate case to accurately reflect the smelter’s actual sales volumes. Ameren Missouri estimates a $38 million reduction in 2016 earnings, compared to 2015, relating to the significantly lower expected electric sales to the New Madrid Smelter after consideration of the FAC-tariff provision that allows Ameren Missouri to retain a portion of its off-system sales. In the first five months of 2017, Ameren Missouri estimates an $8 million reduction in earnings related to the continuation of significantly lower expected electric sales to the New Madrid Smelter. However, the expected adjustment of rates in May 2017 to accurately reflect the smelter’s actual sales volumes is estimated to result in a $30 million increase in 2017 earnings, compared to 2016 earnings. Operations at the New Madrid Smelter remain suspended and Ameren Missouri is uncertain of future sales to the smelter.

•
In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a revised stipulation agreement between Ameren Missouri, the MoPSC staff, and the MoOPC. As a result, Ameren Missouri will recognize $9 million of additional revenues in the fourth quarter of 2016 relating to the MEEIA 2013 performance incentive. Further, the revised stipulation agreement included a provision to incorporate the results of the appeal, discussed below, regarding the determination of an input used to calculate the performance incentive. In November 2015, the MoPSC issued an order regarding the determination of an input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District, which is expected to issue a decision in 2016. If the Missouri Court of Appeals, Western District, overturns the November 2015 MoPSC order, Ameren Missouri may recognize additional revenues in excess of the $28 million approved by the MoPSC in November 2016.

•
The throughput disincentive recovery under MEEIA 2016 replaced the net shared benefits that were collected under MEEIA 2013. Net shared benefits compensated Ameren Missouri for the current year and longer-term financial impacts of customer energy efficiency programs in each year of the program from 2013 through 2015. The throughput disincentive included in MEEIA 2016, however, is designed to be earnings neutral each year by compensating Ameren Missouri for the lost sales volumes from its customer energy efficiency programs that occur in that year, but does not compensate for the longer-term financial impacts of these programs until sales volumes are lost in a future year. The unfavorable on-going effects of sales volume reductions from the MEEIA 2013 energy efficiency programs were previously recognized during 2013 through 2015 as net shared benefits, and therefore, any such lost sales volumes have impacted and will continue to negatively impact Ameren and Ameren Missouri earnings until the date that new rates in the July 2016 rate case become effective in May 2017.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2016 electric distribution service revenues will be based on its 2016 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2016 revenue requirement is expected to be higher than the 2015 revenue requirement because of an expected increase in recoverable costs and rate base growth. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $6 million change in Ameren's and Ameren Illinois' net income, based on Ameren Illinois’ 2016 projected year-end rate base.

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

•
In April 2016, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2017 rates. Pending ICC approval, Ameren Illinois’ update filing will result in a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement, beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2016. These rates will affect Ameren Illinois' cash receipts during 2017, but will not be the sole determinant of its electric distribution service operating revenues, which will instead be largely determined by the IEIMA's 2017 revenue requirement reconciliation. In October 2016, an administrative law judge issued a proposed order that reflected a decrease to Ameren Illinois’ electric distribution service revenue requirement of $14 million. An ICC decision on the revenue requirement used for 2017 rates is expected by December 2016.

•
As of December 31, 2015, Ameren Missouri’s energy centers that emit CO2 represented approximately 20% and 35% of Ameren’s and Ameren Missouri’s rate base, respectively. Ameren and Ameren Missouri estimate their investments in energy centers that emit CO2 will represent approximately 15% and 31% of Ameren’s and Ameren Missouri’s rate base by December 31, 2020.

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

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek, as necessary, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased customer use of innovative and increasingly cost-effective technological advances including private generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property and income taxes, among other costs.

For additional information regarding recent rate orders and related appeals and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Liquidity and Capital Resources

•
Through 2020, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure with a major portion directed to our transmission and distribution systems. We estimate that we will invest in total up to $11.5 billion (Ameren Missouri – up to $4.3 billion; Ameren Illinois – up to $6.2 billion; ATXI – up to $1.0 billion) during 2016 through 2020.

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

electric system reliability, and its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation investment. In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until the legal appeals are concluded. If the rule is ultimately upheld and implemented in substantially its current form, Ameren Missouri expects to incur increased net fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.

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

•
In December 2015, a federal tax law was enacted that authorized the continued use of bonus depreciation that allows for an acceleration of deductions for tax purposes at a rate of 50% for 2015, 2016, and 2017. The rate will be reduced to 40% in 2018 and then to 30% in 2019. Bonus depreciation will be phased out in 2020 unless a new law is enacted. Bonus depreciation is expected to reduce or eliminate federal income tax payments through at least 2020. Ameren expects to use this incremental cash flow to make capital investments in utility infrastructure for the benefit of its customers. Without these investments, bonus depreciation would reduce rate base, which reduces our revenue requirements and future earnings growth. The impact of bonus depreciation on Ameren Missouri, Ameren Illinois, and ATXI will vary based on investment levels at each company.

•	As of September 30, 2016, Ameren had $511 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $39 million and Ameren

Illinois – $132 million) and $135 million in federal and state income tax credit carryforwards (Ameren Missouri – $28 million and Ameren Illinois – $1 million). In addition, Ameren has $37 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri until 2019 and Ameren Illinois until 2018. Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to support funding ATXI transmission investments.

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

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2016. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Nine Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$(12)	$(181)	$(193)	$(27)	$(219)	$(246)
Contracts realized or otherwise settled during the period	2	7	9	8	35	43
Fair value of new contracts entered into during the period	—	(1)	(1)	9	(1)	8
Other changes in fair value	(3)	(12)	(15)	(3)	(2)	(5)
Fair value of contracts outstanding at end of period, net	$(13)	$(187)	$(200)	$(13)	$(187)	$(200)
The following table presents maturities of derivative contracts as of September 30, 2016, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(8)	$(1)	$—	$—	$(9)
Level 2(a)	(3)	(6)	—	—	(9)
Level 3(b)	7	(2)	—	—	5
Total	$(4)	$(9)	$—	$—	$(13)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(7)	(8)	—	—	(15)
Level 3(b)	(12)	(26)	(27)	(107)	(172)
Total	$(19)	$(34)	$(27)	$(107)	$(187)
Ameren:
Level 1	$(8)	$(1)	$—	$—	$(9)
Level 2(a)	(10)	(14)	—	—	(24)
Level 3(b)	(5)	(28)	(27)	(107)	(167)
Total	$(23)	$(43)	$(27)	$(107)	$(200)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2016, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and its principal financial officers, to allow timely decisions regarding required disclosure.

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

•
ATXI’s lawsuits filed in October 2016 in the circuit courts of each of Adair, Knox, Marion, Schuyler, and Shelby counties in Missouri to obtain assents for road crossings in the counties where the Mark Twain transmission project will be constructed;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	the EPA's Clean Air Act-related litigation against Ameren Missouri;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	the class action lawsuit against Ameren Missouri relating to municipal taxes.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2016 to September 30, 2016.

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
Date: November 4, 2016