Form 10-K
period 2016-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2017-02-28
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
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
As of June 30, 2016, Ameren Corporation had 242,634,798 shares of its $0.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2016) held by nonaffiliates was $13,000,372,477. The shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2016.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2017, were as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 242,634,798

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2017 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2006 Incentive Plan – The 2006 Omnibus Incentive Compensation Plan, which provided for compensatory stock-based awards to eligible employees and directors and was replaced prospectively for new grants by the 2014 Incentive Plan.
2014 Incentive Plan – The 2014 Omnibus Incentive Compensation Plan, which provides for compensatory stock-based awards to eligible employees and directors, effective in April 2014.
AER – Ameren Energy Resources Company, LLC, a former Ameren Corporation subsidiary that consisted of non-rate-regulated operations. In December 2013, AER contributed substantially all of its assets and liabilities, including its ownership interests in Genco, AERG, and Marketing Company, to New AER.
Ameren – Ameren Corporation and its subsidiaries on a consolidated basis. In references to financing activities, acquisition activities, or liquidity arrangements, Ameren is defined as Ameren Corporation, the parent.
Ameren Companies – Ameren Corporation, Ameren Missouri, and Ameren Illinois, collectively, which are individual registrants within the Ameren consolidated group.
Ameren Illinois Electric Distribution – An Ameren and Ameren Illinois financial reporting segment consisting of the rate-regulated electric distribution business of Ameren Illinois.
Ameren Illinois Transmission – An Ameren Illinois financial reporting segment consisting of the rate-regulated electric transmission business of Ameren Illinois.
Ameren Illinois Natural Gas – An Ameren and Ameren Illinois financial reporting segment consisting of the rate-regulated natural gas distribution business of Ameren Illinois.
Ameren Illinois – Ameren Illinois Company, an Ameren Corporation subsidiary that operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois, doing business as Ameren Illinois.
Ameren Missouri – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas transmission and distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is also defined as a financial reporting segment of Ameren.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services to Ameren and its subsidiaries.
Ameren Transmission – An Ameren financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
AMIL – The MISO balancing authority area operated by Ameren, which includes the load of Ameren Illinois and ATXI.
AMMO – The MISO balancing authority area operated by Ameren, which includes the load and energy centers of Ameren Missouri.
ARO – Asset retirement obligations.
ATXI – Ameren Transmission Company of Illinois, an Ameren Corporation subsidiary that is engaged in the construction and operation of electric transmission assets.

Baseload – The minimum amount of electric power delivered or required over a given period of time at a steady rate.
Btu – British thermal unit, a standard unit for measuring the quantity of heat energy required to raise the temperature of one pound of water by one degree Fahrenheit.
CCR – Coal combustion residuals, which include fly ash, bottom ash, boiler slag, and flue gas desulfurization materials generated from burning coal to generate electricity.
CILCO – Central Illinois Light Company, a former Ameren Corporation subsidiary that was merged with CIPS and IP to form Ameren Illinois.
CIPS – Central Illinois Public Service Company, a predecessor to Ameren Illinois.
Clean Power Plan – “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” an EPA rule that establishes emission guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fuel-fired electric generating units.
CO2 – Carbon dioxide.
COL – Nuclear energy center combined construction and operating license.
Cooling degree-days – The summation of positive differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of electricity demand by residential and commercial customers for summer cooling.
Credit Agreements – The Illinois Credit Agreement and the Missouri Credit Agreement, collectively.
CSAPR – Cross-State Air Pollution Rule, an EPA rule that requires states that contribute to air pollution in downwind states to limit air emissions from fossil-fuel-fired electric generating units.
CT – Combustion turbine used primarily for peaking electric generation capacity.
Dekatherm – A standard unit of energy equivalent to one million Btus.
DOE – Department of Energy, a United States government agency.
DRPlus – Ameren Corporation’s dividend reinvestment and direct stock purchase plan.
Dynegy – Dynegy Inc.
EPA – Environmental Protection Agency, a United States government agency.
ERISA – Employee Retirement Income Security Act of 1974, as amended.
Exchange Act – Securities Exchange Act of 1934, as amended.
FAC – Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover or refund through customer rates 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
FASB – Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States.

FEJA – Future Energy Jobs Act, a 2016 Illinois law affecting electric distribution utilities. This law allows Ameren Illinois to earn a return on its electric energy efficiency investments, decouples electric distribution revenues from sales volumes, offers customer rebates for installing distributed generation, and includes extensions and modifications of certain IEIMA performance-based framework provisions, among other things.
FERC – Federal Energy Regulatory Commission, a United States government agency.
FTRs – Financial transmission rights, financial instruments that specify whether the holder shall pay or receive compensation for certain congestion-related transmission charges between two designated points.
GAAP – Generally accepted accounting principles in the United States.
Heating degree-days – The summation of negative differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter heating by residential and commercial customers.
IBEW – International Brotherhood of Electrical Workers, a labor union.
ICC – Illinois Commerce Commission, a state agency that regulates Illinois utility businesses, including Ameren Illinois and ATXI.
IEIMA – Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric distribution service rates. By its election to participate in this regulatory framework, Ameren Illinois is required to make incremental capital expenditures to modernize its electric distribution system, to meet performance standards, and to create jobs in Illinois, among other requirements.
Illinois Credit Agreement – Ameren's and Ameren Illinois' $1.1 billion senior unsecured credit agreement. The agreement was amended and restated in December 2016 and, unless extended, will expire in December 2021.
IP – Illinois Power Company, a former Ameren Corporation subsidiary that was merged with CIPS and CILCO to form Ameren Illinois.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IPH – Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy.
IRS – Internal Revenue Service, a United States government agency.
ISRS – Infrastructure system replacement surcharge, a cost recovery mechanism that allows Ameren Missouri to recover natural gas infrastructure replacement costs from customers without a traditional rate proceeding.
IUOE – International Union of Operating Engineers, a labor union.
Kilowatthour – A measure of electricity consumption equivalent to the use of 1,000 watts of power over one hour.
LIUNA – Laborers’ International Union of North America, a labor union.
MATS – Mercury and Air Toxics Standards, an EPA rule that limits emissions of mercury and other air toxics from coal- and oil-fired electric generating units.
Medina Valley – AmerenEnergy Medina Valley Cogen, LLC, an Ameren Corporation subsidiary.
MEEIA – Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs related to MoPSC-approved customer energy efficiency programs.
MEEIA 2013 – Ameren Missouri's portfolio of customer energy efficiency programs, net shared benefits, and performance incentive for 2013 through 2015, pursuant to the MEEIA, as approved by the MoPSC in August 2012.
MEEIA 2016 – Ameren Missouri's portfolio of customer energy efficiency programs, throughput disincentive, and performance incentive for March 2016 through February 2019, pursuant to the MEEIA, as approved by the MoPSC in February 2016.
Megawatthour or MWh – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren's and Ameren Missouri's $1 billion senior unsecured credit agreement. The agreement was amended and restated in December 2016 and, unless extended, will expire in December 2021.
Missouri Environmental Authority – Environmental Improvement and Energy Resources Authority of the state of Missouri, a governmental body authorized to finance environmental projects by issuing tax-exempt bonds and notes.
Mmbtu – One million Btus.
Money pool – Borrowing agreements among Ameren and its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Moody’s – Moody’s Investors Service Inc., a credit rating agency.
MoOPC – Missouri Office of Public Counsel.
MoPSC – Missouri Public Service Commission, a state agency that regulates Missouri utility businesses, including Ameren Missouri.
MTM – Mark-to-market.
MW – Megawatt.
Native load – End-use retail customers whom we are obligated to serve by statute, franchise, contract, or other regulatory requirement.
NAV - Net asset value per share.
NEIL – Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel and purchased power costs, including transportation, net of off-system sales. Since May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order.
Net shared benefits – Ameren Missouri's share of the present value of lifetime energy savings, net of program costs, designed to offset sales volume reductions resulting from MEEIA 2013 customer energy efficiency programs.
New AER – New Ameren Energy Resources Company, LLC, a limited liability company formed as a direct wholly owned subsidiary of AER. New AER, acquired by IPH in December 2013, included substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren.

New Madrid Smelter – Aluminum smelter located in southeast Missouri that was owned by Noranda and is now owned by ARG International AG.
NOx – Nitrogen oxides.
Noranda – Noranda Aluminum, Inc.
NPNS – Normal purchases and normal sales.
NRC – Nuclear Regulatory Commission, a United States government agency.
NSPS – New Source Performance Standards, provisions under the Clean Air Act.
NSR – New Source Review provisions of the Clean Air Act, which include Nonattainment New Source Review and Prevention of Significant Deterioration regulations.
NWPA – Nuclear Waste Policy Act of 1982, as amended.
NYMEX – New York Mercantile Exchange.
NYSE – New York Stock Exchange, Inc.
OATT – Open Access Transmission Tariff.
OCI – Other comprehensive income (loss) as defined by GAAP.
Off-system sales revenues – Revenues from other than native load sales, including wholesale sales.
OTC – Over-the-counter.
PGA – Purchased Gas Adjustment tariffs, which permit prudently incurred natural gas costs to be recovered directly from utility customers without a traditional rate proceeding.
PUHCA 2005 – The Public Utility Holding Company Act of 2005.
QIP – Qualifying infrastructure plant. Costs of qualifying infrastructure natural gas plant are included in an Ameren Illinois recovery mechanism.
Rate base – The basis on which a public utility is permitted to earn an allowed rate of return. This basis is the net investment in assets used to provide utility service, which generally consists of in-service property, plant, and equipment, net of accumulated depreciation and accumulated deferred income taxes, inventories, and, depending on jurisdiction, construction work in progress.
Regulatory lag – The exposure to differences in costs incurred and actual sales volume levels as compared with the associated amounts included in customer rates. Rate increase requests in traditional rate case proceedings can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs and sales volume levels when based on historical periods.

Revenue requirement – The cost of providing utility service to customers, which is calculated as the sum of a utility's recoverable operating and maintenance expenses, depreciation and amortization expense, taxes, and an allowed return on rate base.
RFP – Request for proposal.
Rockland Capital – Rockland Capital, LLC, together with the special-purpose entity affiliated with and formed by Rockland Capital, LLC, that acquired the Elgin, Gibson City, and Grand Tower natural-gas-fired energy centers in January 2014.
RTO – Regional transmission organization.
S&P – Standard & Poor’s Ratings Services, a credit rating agency.
SEC – Securities and Exchange Commission, a United States government agency.
SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.
SO2 – Sulfur dioxide.
Test year – The selected period of time, typically a 12-month period, for which a utility's historical or forecasted operating results are used to determine the appropriate revenue requirement.
Throughput disincentive – Ameren Missouri's reduced margin caused by the current period's lower sales volume resulting from MEEIA 2016 customer energy efficiency programs. Recovery of this disincentive is designed to make Ameren Missouri earnings neutral each period from the lost margins caused by its MEEIA 2016 customer energy efficiency programs.
UA – United Association of Plumbers and Pipefitters, a labor union.
VBA – A volume balancing adjustment for Ameren Illinois' natural gas operations. As a result of this adjustment, revenues from residential and small nonresidential customers will increase or decrease as billing determinants differ from filed amounts. This adjustment ensures that changes in sales volumes, including deviations from normal weather conditions, do not result in an over- or under-collection of natural gas revenues for these rate classes.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including any federal income tax reform and changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, the unanimous stipulation and agreement filed with the MoPSC in February 2017 that settles Ameren Missouri’s July 2016 electric rate case, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois participating in a performance-based formula ratemaking process under the IEIMA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, and the related financial commitments required by the IEIMA;

•	our ability to align overall spending, both operating and capital, with frameworks established by our regulators in our attempt to earn our allowed return on equity;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•	the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates and any challenges to the tax positions taken by the Ameren Companies;

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

•
the effect of the FEJA on Ameren Illinois, including on the allowed return earned on its customer energy efficiency investments and its ability to achieve the electric energy efficiency saving goals established by the FEJA;

•	the timing of increasing capital expenditure and operating

expense requirements and our ability to recover these costs in a timely manner;

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power and natural gas for distribution; and the level and volatility of future market prices for such commodities, including our ability to recover the costs for such commodities and our customers' tolerance for the related rate increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•	the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s Callaway energy center, or in the absence of insurance the ability to recover uninsured losses from our customers;

•	business and economic conditions, including their impact on interest rates, collection of our receivable balances, and demand for our products;

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

•
the effects of breakdowns or failures of equipment in the operation of natural gas transmission and distribution systems and storage facilities, such as leaks, explosions, and mechanical problems, and compliance with natural gas safety regulations;

•
the effects of our increasing investment in electric transmission projects, our ability to obtain all of the necessary approvals to complete the projects, and the uncertainty as to whether we will achieve our expected returns in a timely manner;

•	operation of Ameren Missouri's Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions, and divestitures;

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

New factors emerge from time to time. Management cannot predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.
PART I

ITEM 1.	BUSINESS
GENERAL
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren was formed in 1997. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries.
Below is a summary description of Ameren's principal subsidiaries. Ameren also has various other subsidiaries that conduct other activities, such as the provision of shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric distribution, electric transmission and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. ATXI is also evaluating competitive electric transmission investment opportunities outside of MISO as they arise.

The following table presents our total employees at December 31, 2016:

Ameren Missouri	3,707
Ameren Illinois	3,429
Ameren Services	1,493
Ameren	8,629
At December 31, 2016, the IBEW, the IUOE, the LIUNA, and the UA labor unions collectively represented about 53% of Ameren’s total employees. They represented 63% and 58% of the employees at Ameren Missouri and Ameren Illinois, respectively. The collective bargaining agreements have terms ranging from two and one half years to six years; they expire between 2017 and 2020.
For additional information about the development of our businesses, our business operations, and factors affecting our operations and financial position, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.
BUSINESS SEGMENTS
In the fourth quarter of 2016, Ameren determined it had four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
Ameren Missouri has one segment. Ameren Illinois has

three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission.
An illustration of Ameren and Ameren Illinois' reporting structures is provided below. For additional information on reporting segments, see Note 1 – Summary of Significant Accounting Policies and Note 16 – Segment Information under Part II, Item 8, of this report.

KEY
Legal Entity
Ameren Reportable Segment
Ameren Illinois Reportable Segment
Ameren
Ameren Missouri
Ameren Illinois
Ameren Services & Other Entities
Ameren Illinois Electric Distribution
Ameren Illinois Natural Gas
Ameren Illinois Transmission
ATXI
Ameren Transmission (a)

(a) Ameren Transmission segment includes associated Ameren (parent) interest charges. It also includes Ameren Transmission Company, LLC, ATX East, LLC and ATX Southwest, LLC.
RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of getting new rates approved, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren's electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including the use of a future test year, the implementation of trackers and riders, the level and timing of expenditures, and regulatory frameworks that include annual revenue requirement reconciliations.
The MoPSC regulates rates and other matters for Ameren Missouri. The ICC regulates rates and other matters for Ameren Illinois, as well as non-rate utility matters for ATXI. ATXI does not have retail distribution customers; therefore, the ICC does not have authority to regulate ATXI's rates. The FERC regulates Ameren Missouri's, Ameren Illinois', and ATXI's cost-based rates for the wholesale transmission and distribution of energy in interstate commerce and various other matters discussed below under General Regulatory Matters.
The following table summarizes, by rate jurisdiction, the key terms of the rate orders in effect for customer billings for each of Ameren's rate-regulated utilities as of January 1, 2017:

	Rate Regulator	Allowed Return on Equity	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren's 2016 Operating Revenues(a)
Ameren Missouri
Electric service(b)(c)	MoPSC	9.53%	51.8%	$7.0	55%
Natural gas delivery service(d)	MoPSC	(d)	52.9%	$0.2	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	8.64%	50.0%	$2.6	26%
Natural gas delivery service(f)	ICC	9.60%	50.0%	$1.2	12%
Electric transmission service(g)	FERC	10.82%	51.6%	$1.4	3%
ATXI
Electric transmission service(g)	FERC	10.82%	56.3%	$1.1	2%

(a)
Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and natural gas purchased for resale for natural gas delivery service, and intercompany eliminations.

(b)	Ameren Missouri's electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate.

(c)
Based on the MoPSC's April 2015 rate order. Pending MoPSC approval of a stipulation and agreement filed in February 2017, Ameren Missouri may have new electric service rates effective on or before March 20, 2017. The February 2017 stipulation and agreement did not specify the common equity percentage, the rate base, or the allowed return on common equity.

(d)
Based on the MoPSC's January 2011 rate order. This rate order did not specify the allowed return on equity. It includes the impacts on rate base and operating revenues relating to the ISRS for investments after the January 2011 rate order.

(e)
Based on the ICC's December 2016 rate order. Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. The December 2016 rate order was based on 2015 recoverable costs, expected net plant additions for 2016, and the monthly yields during 2015 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois' 2017 electric distribution delivery service revenues will be based on its 2017 actual recoverable costs, rate base, common equity percentage, and return on common equity, as calculated under the IEIMA's performance-based formula ratemaking framework.

(f)	Based on the ICC's December 2015 rate order. The rate order was based on a 2016 future test year and established the VBA.

(g)
Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking rate formula based on each year's forecasted information. The 10.82% return, which includes the 50 basis points incentive adder for participation in an RTO, could be lowered by a FERC complaint proceeding that is challenging the allowed return on common equity for MISO transmission owners and will require customer refunds if the FERC approves the administrative law judge's decision in the February 2015 complaint case.

Ameren Missouri
Ameren Missouri’s electric operating revenues are subject to regulation by the MoPSC. If certain criteria are met, Ameren Missouri’s electric rates may be adjusted without a traditional rate proceeding. For example, Ameren Missouri's MEEIA customer energy efficiency program costs, net shared benefits or throughput disincentive, and any performance incentive are recoverable through a rider that may be adjusted without a traditional rate proceeding, subject to MoPSC prudence reviews. Likewise, the FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of changes in net energy costs greater than or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. Under certain conditions, a provision of the FAC allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced sales to the New Madrid Smelter.
In addition to the FAC and the MEEIA recovery mechanisms, Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to record the difference between the level of incurred costs under GAAP and the level of such costs included in rates as a regulatory asset or regulatory liability, which will be included in base rates in a subsequent MoPSC rate order.

Ameren Missouri is a member of MISO, and its transmission rate is calculated in accordance with the MISO OATT. The FERC regulates the rates charged and the terms and conditions for electric transmission service. The transmission rate update each June is based on Ameren Missouri’s filings with the FERC. This rate is not directly charged to Missouri retail customers because, in Missouri, bundled retail rates include an amount for transmission-related costs and revenues.
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
Ameren Illinois
Ameren Illinois Electric Distribution
Ameren Illinois' electric distribution delivery service operating revenues are regulated by the ICC. In 2016, Ameren Illinois' electric distribution delivery service revenues accounted for 89% of Ameren Illinois' total electric operating revenues.
Ameren Illinois participates in the performance-based formula ratemaking process established pursuant to the IEIMA.

The IEIMA was designed to provide for the recovery of actual costs of electric delivery service that are prudently incurred and to reflect the utility's actual regulated capital structure through a formula for calculating the return on equity component of the cost of capital. The return on equity component of the formula rate is equal to the calendar year average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, including an allowed return on equity. This annual revenue requirement reconciliation adjustment will be collected from or refunded to customers within two years.
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking process through 2022, and clarifying that a common equity ratio of up to and including 50% is prudent. Also, beginning in 2017, the FEJA decouples electric distribution revenues established in a rate proceeding from actual sales volumes by providing that any revenue changes driven by actual electric distribution sales volumes differing from sales volumes reflected in that year's rates will be collected from or refunded to customers within two years. This portion of the law extends beyond the end of the IEIMA in 2022. Through 2022, revenue differences will be included in the annual IEIMA revenue requirement reconciliation. Additionally, this law creates a customer surcharge relating to certain nuclear energy centers located in Illinois that, like the cost of power purchased by Ameren Illinois on behalf of its customers, will be passed through to electric distribution customers with no effect on Ameren Illinois' earnings.
Ameren Illinois is also subject to performance standards under the IEIMA. Failure to achieve the standards would result in a reduction in the company's allowed return on equity calculated under the formula. The performance standards include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption on inactive meters, and a reduction in uncollectible accounts expense. The IEIMA provides for return on equity penalties totaling up to 34 basis points through 2018 and up to 38 basis points in 2019 through 2022 if the performance standards are not met.
Under the IEIMA, Ameren Illinois is also subject to capital spending levels. Between 2012 and 2021, Ameren Illinois is required to invest a total of $625 million in capital projects to modernize its distribution system incremental to its average annual electric distribution service capital projects of $228 million for calendar years 2008 through 2010. Through 2016, Ameren Illinois has invested $383 million in IEIMA capital projects toward its $625 million requirement.
Ameren Illinois employs cost recovery mechanisms for power procurement, customer energy efficiency program costs, certain environmental costs, and bad debt expense not recovered in base rates. Ameren Illinois also has a tariff rider to recover the costs of certain asbestos-related claims.

Ameren Illinois Natural Gas
Ameren Illinois’ natural gas operating revenues are regulated by the ICC. In December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois' natural gas delivery service based on a 2016 future test year. The rate order also approved the VBA for residential and small nonresidential customers. If certain criteria are met, Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding as PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. Also, Ameren Illinois employs cost recovery mechanisms for customer energy efficiency program costs, certain environmental costs, and bad debt expenses not recovered in base rates.
Illinois has a law that encourages natural gas utilities to accelerate modernization of the state's natural gas infrastructure through a QIP rider. Ameren Illinois' QIP rider allows a surcharge to be added to customers' bills to recover depreciation expenses and to earn a return on qualifying natural gas investments that were not previously included in base rates. Recovery begins two months after the natural gas investments are placed in service and continues until the investments are included in base rates in a future natural gas rate order.
Ameren Illinois Transmission
Ameren Illinois' transmission operating revenues are regulated by the FERC. In 2016, Ameren Illinois' transmission service revenues accounted for 11% of Ameren Illinois' electric operating revenues. See Ameren Transmission below for additional information regarding Ameren Illinois' transmission business.
Ameren Transmission
Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI. Both Ameren Illinois and ATXI are members of MISO; their transmission rates are calculated in accordance with the MISO OATT. The FERC-allowed return on common equity for MISO transmission owners of 12.38% was challenged by customer groups in two complaint cases filed in November 2013 and in February 2015. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity to 10.32%, or a 10.82% total return on common equity with the inclusion of the 50 basis point adder for participation in an RTO. This September 2016 order required the issuance of customer refunds, with interest, for the 15-month period ended February 2015. The refunds are expected to be issued in the first half of 2017. The new allowed return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which if approved by FERC, would lower the allowed base return on common equity to 9.70%, or a 10.20% total return on equity with the inclusion of the 50 basis point incentive adder for participation in an RTO. It would also require the issuance of customer refunds, with interest, for the 15-month period ended May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. That final order will determine the allowed return on common equity for the 15-month period ended May 2016. That final order will also establish the allowed return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the current 10.82% total return on common equity, which became effective in September 2016.
Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year. Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected at Ameren Transmission and Ameren Illinois Transmission.
The FERC has approved transmission rate incentives relating to the three MISO-approved multi-value projects discussed below, which allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery.
The three MISO-approved multi-value projects are primarily being developed by ATXI and are referred to as the Illinois Rivers, Spoon River, and Mark Twain projects. The Illinois Rivers project involves the construction of a 345-kilovolt line from western Indiana across Illinois to eastern Missouri. ATXI has obtained a certificate of public convenience and necessity and project approvals from the ICC and the MoPSC for each state's portion of the Illinois Rivers project. The last section of this project is expected to be completed in 2019. The Spoon River project is located in northwest Illinois. The Mark Twain project is located in northeast Missouri. In 2015, ATXI obtained a certificate of public convenience and necessity and project approval from the ICC for the Spoon River project and construction activities are continuing on schedule. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Before starting construction, ATXI must obtain assents for road crossings from the five counties where the line will be constructed. None of the five county commissions have approved ATXI’s requests for the assents. In October 2016, ATXI filed suit in each of the five county circuit courts to obtain the assents. A decision in each of the five lawsuits is expected in 2017. ATXI plans to complete the Spoon River project in 2018 and the Mark Twain project in 2019; however, further delays in obtaining the consents could delay the completion date of the Mark Twain project. ATXI's total investment in the three projects is expected to be more than $1.6 billion.
For additional information on Ameren Missouri, Ameren

Illinois, and ATXI rate matters, including the FERC complaint case challenging the allowed return on common equity for MISO transmission owners, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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
Operation of Ameren Missouri’s Callaway energy center is subject to regulation by the NRC. The license for the Callaway energy center expires in 2044. Ameren Missouri’s Osage hydroelectric energy center and Taum Sauk pumped-storage hydroelectric energy center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The license for the Osage hydroelectric energy center expires in 2047. The license for the Taum Sauk pumped-storage hydroelectric energy center expires in 2044. Ameren Missouri’s Keokuk energy center and its dam in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters

Certain of our operations are subject to federal, state, and local environmental statutes and regulations relating to the safety and health of personnel, the public, and the environment. These environmental statutes and regulations include requirements relating to identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting, and emergency response in connection with hazardous and toxic materials; safety and health standards; and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants and the management of waste and byproduct materials. Failure to comply with these statutes or regulations could have material adverse effects on us. We could be subject to criminal or civil penalties by regulatory agencies, or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing statutes and regulations that currently apply to our operations.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2016, Ameren Missouri’s fossil-fueled energy centers represented 18% and 34% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations impacting the electric utility industry include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which requires reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; effluent standards applicable to wastewater discharges from power plants; and regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of recent environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require further capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs and their recovery could result in regulatory lag. These environmental regulations could also affect the availability of, the cost of, and the demand for power and natural gas that is acquired for Ameren Missouri's natural gas customers and Ameren Illinois' electric and natural gas customers.

For additional discussion of environmental matters, including NOx and SO2 emission reduction requirements, reductions to CO2 emissions, wastewater discharge standards, remediation efforts, CCR management regulations, and a discussion of the EPA’s allegations of violations of the Clean Air Act and Missouri law in connection with projects at Ameren Missouri's Rush Island energy center, see Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two balancing authority areas: AMMO and AMIL. During 2016, the peak demand was 7,681 megawatts in AMMO and 8,868 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of MISO. Ameren Missouri is authorized by the MoPSC to participate in MISO through May 2018. In 2017, Ameren Missouri expects to file a study required by MoPSC, as it has done periodically since it joined MISO, that evaluates the costs and benefits of Ameren Missouri's continued participation in MISO beyond May 2018.
Ameren Missouri, Ameren Illinois, and ATXI are members of the SERC. The SERC is responsible for ensuring the reliable operation of the bulk electric power system in all or portions of 16 central and southeastern states. Owners and operators, including the Ameren Companies, of the bulk electric power system are subject to mandatory reliability standards promulgated by the NERC and its regional entities, such as the SERC, which are all enforced by the FERC.
SUPPLY OF ELECTRIC POWER
Ameren Missouri
Ameren Missouri’s electric supply is primarily generated from its energy centers. Factors that could cause Ameren Missouri to purchase power include, among other things, energy center outages, the fulfillment of renewable energy portfolio requirements, the failure of suppliers to meet their power supply obligations, extreme weather conditions, the availability of power at a cost lower than its generation cost, and absence of sufficient owned generation.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The potential need for new energy center construction is dependent on several key factors, including continuation of, and customer participation in, energy efficiency programs and distributed generation, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired power plants, and state renewable portfolio standards, which could lead to the retirement of current baseload assets or alterations in the manner in which those assets operate. Because of the significant time required to plan, acquire permits for, and build a baseload energy center,

Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for additional customer energy efficiency programs and options for renewable energy generation, and maintaining options for natural-gas-fired generation to further diversify Ameren Missouri's generation portfolio.
Ameren Missouri files a nonbinding integrated resource plan with the MoPSC every three years and will file its next plan in 2017. Ameren Missouri's integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, was a 20-year plan that supported a more diverse energy portfolio in Missouri, including coal, solar, wind, natural gas, hydro, and nuclear power. The plan involves expanding renewable generation, retiring coal-fired generation as those energy centers reach the end of their useful lives, expanding customer energy efficiency programs, and adding natural-gas-fired combined cycle generation.
See also Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.
Ameren Illinois
In Illinois, electric transmission and distribution service rates are regulated, but power supply prices are not regulated. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to serve as the provider of last resort for its electric distribution customers. In 2016, Ameren Illinois supplied power for 23% of its kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply obligation. The power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism and are reflected in the Ameren Illinois Electric Distribution's results of operations, but do not affect Ameren Illinois Electric Distribution's earnings as any cost is offset by a corresponding revenue. Ameren Illinois charges transmission and distribution service rates to electric distribution customers who purchase electricity from alternative retail electric suppliers, which does affect Ameren Illinois Electric Distribution's earnings.
See Note 14 – Related Party Transactions and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information on power procurement in Illinois.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal (Ameren Missouri's primary fuel source), nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, methane gas, and solar. All of Ameren Missouri's coal-fired energy centers were constructed prior to 1978. The Callaway nuclear energy center began operation in 1984. As of December 31, 2016, Ameren Missouri's fossil-fueled energy centers represented 18% and 34% of Ameren's and Ameren Missouri's rate base, respectively. See Item 2 – Properties under Part I of this report for information regarding Ameren Missouri's electric generation energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, so it pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. As of December 31, 2016, Ameren Missouri had price-hedged its expected coal supply and coal transportation requirements for generation in 2017. Ameren Missouri has additional coal supply under contract through 2020. The coal transport agreements that Ameren Missouri has with Union Pacific Railroad and Burlington Northern Santa Fe Railway are currently set to expire at the end of 2019. Ameren Missouri burned 17 million tons of coal in 2016.
About 98% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Inventories may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, and weather. As of December 31, 2016, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
Nuclear
The production of nuclear fuel involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, the enrichment of that gas, the conversion of the enriched uranium hexafluoride gas into uranium dioxide fuel pellets, and the fabrication into fuel assemblies. Ameren Missouri has entered into uranium, uranium conversion, uranium enrichment, and fabrication contracts to procure the fuel supply for its Callaway nuclear energy center.
The Callaway energy center requires refueling at 18-month intervals. The last refueling was completed in May 2016. The next refueling will be in fall 2017. As of December 31, 2016, Ameren Missouri has agreements or inventories to price-hedge 97% of Callaway's fall 2017 refueling requirements. Ameren Missouri has inventories and supply contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2020 refueling. Ameren Missouri has fuel fabrication service contracts through at least 2022.

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
Ameren Missouri’s natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its energy centers. This strategy is accomplished by optimizing transportation and storage options and by minimizing cost and price risk through various supply and price-hedging agreements that allow access to multiple natural gas pools, supply basins, and storage services. As of December 31, 2016, Ameren Missouri had price-hedged about 21% of its expected natural gas supply requirements for generation in 2017.
Renewable Energy
The states of Illinois and Missouri have enacted laws requiring electric utilities to include renewable energy resources in their portfolios.
Illinois required renewable energy resources to equal or exceed 2% of the total electricity that Ameren Illinois supplied to its eligible retail customers as of June 1, 2008, with that percentage increasing to 13% by June 1, 2017. For the 2016 plan year, Ameren Illinois met its requirement that 11.5% of its total electricity for eligible retail customers be procured from renewable energy resources. Starting June 1, 2017, after a transition period, Ameren Illinois will be required to procure renewable energy resources for all of its electric distribution customers, regardless if Ameren Illinois or an alternative retail electric supplier provides power to customers. This requirement will be satisfied through future IPA procurement events.
The FEJA requires Ameren Illinois to offer distributed generation rebates for all classes of customers, including customers who share common solar facilities through a subscription arrangement. The cost of the rebates will be recorded as a regulatory asset, which will be included in rate base and earn a return based on the utility’s weighted average cost of capital. Customers with distributed generation will also be eligible for net metering provisions, subject to certain customer participation levels. Beginning in 2017, the FEJA decouples electric distribution revenues established in a rate proceeding from actual sales volumes, which ensures that Ameren Illinois’ earnings will not be harmed by a reduction in sales volumes.
In Missouri, utilities are required to purchase or generate electricity equal to at least 2% of native load sales from renewable sources beginning in 2011, with that percentage increasing to at least 15% by 2021, subject to a 1% annual limit on customer rate impacts. At least 2% of each renewable energy portfolio requirement must be derived from solar energy. In 2016, Ameren Missouri met its requirement to purchase or generate at least 5% of its native load sales from renewable energy resources. Ameren Missouri expects to satisfy the nonsolar requirement into 2018 with its Keokuk energy center, and its Maryland Heights energy center and through a 102-megawatt power purchase agreement with a wind farm operator. The Maryland Heights energy center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating its own solar energy at the O'Fallon energy center and at its headquarters building.
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
From 2013 through 2015, Ameren Missouri invested $134 million in customer energy efficiency programs and realized $174 million of net shared benefits under the MEEIA 2013 performance plan approved in August 2012.
In February 2016, the MoPSC issued an order approving Ameren Missouri's MEEIA 2016 plan, which included a portfolio of customer energy efficiency programs along with a rider to collect the program costs, the throughput disincentive, and any performance incentive earned from customers. The throughput disincentive recovery will replace the net shared benefits that were collected under the MEEIA 2013 plan. The MEEIA rider will allow Ameren Missouri to collect the throughput disincentive without a traditional rate proceeding, until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and throughput disincentive, will be reconciled annually to actual results. Ameren Missouri intends to invest $158 million in MEEIA 2016 customer energy efficiency programs. In addition, similar to the MEEIA 2013 plan that ended in December 2015, the MoPSC's order approved a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues by achieving certain MEEIA 2016 customer energy efficiency goals, including $27 million if 100% of the goals are achieved during the three-year period. Ameren Missouri can earn more if its energy savings exceed those goals. Ameren Missouri must achieve at least 25%

of its energy efficiency goals before it earns a MEEIA 2016 performance incentive.
State law requires Ameren Illinois to offer customer energy efficiency programs. The ICC has issued orders approving Ameren Illinois’ electric and natural gas energy efficiency plans, as well as mechanisms by which program costs can be recovered from customers. For the 12-month period ending May 31, 2016, the ICC authorized electric and natural gas energy efficiency program expenditures of $87 million and $16 million, respectively. Additionally, as part of its IEIMA capital project investments, Ameren Illinois expects to invest $438 million in smart-grid infrastructure from 2012 to 2021, including smart meters that enable customers to improve their energy efficiency.
Historically, Ameren Illinois has recovered the cost of its energy efficiency programs as they were incurred. Beginning as early as June 2017, the FEJA will allow Ameren Illinois to earn a return on its electric energy efficiency program investments. Ameren Illinois electric energy efficiency investments will be deferred as a regulatory asset and will earn a return at the company’s weighted average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy efficiency investments can also be increased or decreased by 200 basis points based on the achievement of annual energy savings goals. The FEJA increased the level of electric energy efficiency saving targets through 2030. Based on a formula provided in the act, Ameren Illinois estimates it can annually invest up to $100 million from 2018 through 2021, up to $107 million annually from 2022 through 2025, and up to $114 million annually from 2026 through 2030. The ICC has the ability to lower the electric energy efficiency saving goals if there are insufficient cost effective measures available. The electric energy efficiency program investments and the return on those investments will be recovered through a rider, and will not be included in the IEIMA formula rate process.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply under term agreements with producers, interstate and intrastate firm transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year, and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the NYMEX futures market and in the OTC financial markets, are used to hedge the price paid for natural gas. Natural gas purchase costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2016, Ameren Missouri and Ameren Illinois had price-hedged 73% and 77%, respectively, of their expected 2017 natural gas supply requirements.
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
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:

•	political, regulatory, and customer resistance to higher rates;

•	the potential for changes in laws, regulations, enforcement efforts, and policies at the state and federal levels;

•	potential changes to corporate income tax law including any federal income tax reform;

•
cybersecurity risks, including loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or loss of data, such as utility customer data and account information;

•	the potential for more intense competition in generation, supply, and distribution, including new technologies and their declining costs;

•
net metering rules and other changes in existing regulatory frameworks and recovery mechanisms to address the allocation of costs to customers who own generation resources that enable them both to sell power to us and to purchase power from us through the use of our transmission and distribution assets;

•	legislation or programs to encourage or mandate energy efficiency and renewable sources of power, such as solar, and the lack of consensus as to who should pay for those programs;

•	pressure on customer growth and usage in light of economic conditions and energy efficiency initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	a further expected reduction in the allowed return on common equity on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of a skilled workforce, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors, such as yields on United States Treasury securities and allowed rates of return on equity provided by regulators;

•
higher levels of infrastructure investments that are expected to result in negative or decreased free cash flow, defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	public concerns about the siting of new facilities;

•
complex new and proposed environmental laws, regulations, and requirements, including air and water quality standards, mercury emissions standards, CCR management requirements, and CO2 limitations, which may reduce the frequency at which electric generating units are dispatched based upon their CO2 emissions;

•
public concerns about the potential environmental impacts from the combustion of fossil fuels and some investors' concerns about investing in energy companies that have fossil-fueled generation assets;

•	aging infrastructure and the need to construct new power

generation, transmission, and distribution facilities, which have long time frames for completion, with limited long-term ability to predict power and commodity prices and regulatory requirements;

•	public concerns about nuclear generation, decommissioning and the disposal of nuclear waste; and

•	consolidation of electric and natural gas utility companies.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2016	2015	2014
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,245	12,903	13,649
Commercial	14,712	14,574	14,649
Industrial	4,790	8,273	8,600
Off-system and other	7,250	7,506	6,294
Ameren Missouri total	39,997	43,256	43,192
Ameren Illinois Electric Distribution:
Residential
Power supply and delivery service	4,652	4,797	4,662
Delivery service only	6,860	6,757	7,222
Commercial
Power supply and delivery service	2,861	2,837	2,535
Delivery service only	9,722	9,443	9,643
Industrial
Power supply and delivery service	708	1,589	1,674
Delivery service only	11,030	10,274	10,576
Other	521	524	518
Ameren Illinois Electric Distribution total	36,354	36,221	36,830
Eliminate affiliate sales	(520)	(385)	(67)
Ameren total	75,831	79,092	79,955
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,421	$1,464	$1,417
Commercial	1,223	1,258	1,203
Industrial	315	469	475
Off-system and other	435	279	293
Ameren Missouri total	$3,394	$3,470	$3,388
Ameren Illinois Electric Distribution:
Residential
Power supply and delivery service	$484	$495	$468
Delivery service only	410	363	308
Commercial
Power supply and delivery service	251	247	233
Delivery service only	267	227	185
Industrial
Power supply and delivery service	34	71	87
Delivery service only	62	53	42
Other	41	76	80
Ameren Illinois Electric Distribution total	$1,549	$1,532	$1,403
Ameren Transmission:
Ameren Illinois Transmission(a)	$232	$189	$154
ATXI	123	70	33
Ameren Transmission total	355	$259	$187
Other and intersegment eliminations	(102)	(81)	(65)
Ameren total	$5,196	$5,180	$4,913

(a)	Includes $45 million, $38 million, and $35 million in 2016, 2015, and 2014, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2016	2015	2014
Source of Ameren Missouri energy supply:
Coal	66.2%	67.1%	73.5%
Nuclear	22.8	23.3	20.6
Hydroelectric	3.3	3.6	2.2
Natural gas	0.7	0.3	0.2
Methane gas and solar	0.1	0.2	0.1
Purchased – Wind	0.8	0.7	0.8
Purchased – Other	6.1	4.8	2.6
Ameren Missouri total	100.0%	100.0%	100.0%

Natural Gas Operating Statistics – Year Ended December 31,	2016	2015	2014
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	6	7	8
Commercial	3	3	4
Industrial	1	1	1
Transport	8	7	7
Ameren Missouri total	18	18	20
Ameren Illinois Natural Gas:
Residential	52	55	66
Commercial	17	18	23
Industrial	3	3	3
Transport	94	89	91
Ameren Illinois Natural Gas total	166	165	183
Ameren total	184	183	203
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$77	$84	$102
Commercial	30	34	40
Industrial	4	5	7
Transport and other	17	14	15
Ameren Missouri total	$128	$137	$164
Ameren Illinois Natural Gas:
Residential	$531	$550	$675
Commercial	153	163	208
Industrial	12	13	23
Transport and other	58	57	70
Ameren Illinois Natural Gas total	$754	$783	$976
Other and intercompany eliminations	(2)	(2)	—
Ameren total	$880	$918	$1,140

Rate Base Operating Statistics – At December 31,	2016	2015	2014
Rate Base (in billions):
Coal Generation	$2.0	$2.0	$2.2
Natural Gas Generation	0.4	0.5	0.5
Nuclear and Renewables Generation	1.8	1.7	1.8
Electric and Natural Gas Transmission and Distribution	9.4	8.2	7.4
Ameren total	$13.6	$12.4	$11.9

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, eXtensible Business Reporting Language (XBRL) documents, and any amendments to those reports filed with or furnished to pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through an Internet website maintained by the SEC (www.sec.gov). Ameren also uses its website as a channel of distribution for material information about the Ameren Companies. Financial and other material information regarding the Ameren Companies is routinely posted to, and accessible at, Ameren’s website.
The Ameren Companies also make available free of charge through Ameren’s website the charters of Ameren’s board of directors’ audit and risk committee, human resources committee, nominating and corporate governance committee, finance committee, and nuclear and operations committee; the corporate governance guidelines; a policy regarding communications to the board of directors; a policy and procedures document with respect to related-person transactions; a code of ethics for principal executive and senior financial officers; a code of business conduct applicable to all directors, officers and employees; and a director nomination policy that applies to the Ameren Companies. The information on Ameren’s website, or any other website referenced in this report, is not incorporated by reference into this report.

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
We are subject to federal, state, and local regulation. This extensive regulatory framework, some of which is more specifically identified in the following risk factors, regulates, among other matters, the electric and natural gas utility industries; rate and cost structure of utilities; operation of nuclear energy centers; construction and operation of generation, transmission, and distribution facilities; acquisition, disposal, depreciation and amortization of assets and facilities; electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal, and are also subject to legislative actions, which are largely outside of our control. Any events that prevent us from recovering our costs in a timely manner or from earning adequate returns on our investments could adversely affect our results of operations, financial position, and liquidity.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. We are exposed to regulatory lag and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve trackers, riders, or other mechanisms that allow electric or natural gas rates to be adjusted without a traditional rate proceeding. These mechanisms are not permanent and could be changed or terminated.
Ameren Missouri's electric and natural gas utility rates and Ameren Illinois' natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri's rates established in those proceedings are primarily based on historical costs and revenues. Ameren Illinois' natural gas rates established in those proceedings are based on estimated future costs and revenues. Thus the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
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
Ameren Illinois is participating in the performance-based formula ratemaking process established pursuant to the IEIMA for its electric distribution business. The ICC annually reviews Ameren Illinois’ rate filings under the IEIMA for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs.
The return on equity component of the formula rate is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $7 million change in Ameren's and Ameren Illinois' net income based on its 2017 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the formula. The IEIMA provides for return on equity penalties totaling 34 basis points in each of 2017 through 2018 and 38 basis points in each year from 2019 through 2022 if the performance standards are not met.
Between 2012 and 2021, Ameren Illinois is required to invest a total of $625 million in capital projects to modernize its distribution system incremental to its average annual electric distribution service capital projects of $228 million for calendar years 2008 through 2010. If Ameren Illinois does not meet its investment commitments under IEIMA, Ameren Illinois would no longer be eligible to annually update its performance-based formula rates under IEIMA.
When the IEIMA performance-based formula ratemaking process expires at the end of 2022 Ameren Illinois will be required to establish future rates through a traditional rate proceeding with the ICC, which might not result in rates that produce a full or timely recovery of costs or provide for an adequate return on investments.
We are subject to various environmental laws and regulations. Significant capital expenditures are required to achieve and to maintain compliance with these laws and regulations. Failure to comply with these laws and regulations could result in the closing of facilities, alterations to the manner in which these facilities operate, increased operating costs, or exposure to fines and liabilities, all of which could adversely affect our results of operations, financial position, and liquidity.
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities, can trigger compliance with diverse environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
We are also subject to liability under environmental laws that address the remediation of environmental contamination of property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws and regulations against us. They could allege injury from exposure to hazardous materials, allege a failure to comply with environmental laws and regulations, seek to compel remediation of environmental contamination, or seek to recover damages resulting from that contamination.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2016, Ameren Missouri’s fossil-fueled energy centers represented 18% and 34% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations impacting the electric utility industry include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which requires reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; effluent standards applicable to wastewater discharges from power plants; and regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of recent environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri.
Ameren is also subject to risks from changing or conflicting interpretations of existing laws and regulations. The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the power plants implemented modifications. In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. The case will now proceed to the second phase to determine the actions required to remedy the violations found in the liability phase of the litigation. The EPA previously withdrew all claims for penalties and fines.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses.
The Clean Power Plan sets forth CO2 emissions standards applicable to existing power plants. The rule was stayed by the United States Supreme Court in February 2016, pending the outcome of various legal challenges. If upheld and implemented, the Clean Power Plan would require Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that would require each state to demonstrate progress in achieving its CO2 emissions reduction target. Ameren continues to evaluate the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation. Significant uncertainty exists regarding the impact of the Clean Power Plan as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. All implementation requirements are deferred until such time as these legal challenges are concluded. Appeals are not expected to conclude prior to 2018. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and not rescinded or altered significantly by the new federal administration, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could in turn result in increased operating costs and require Ameren Missouri to make unplanned or accelerated capital expenditures.
Ameren and Ameren Missouri have incurred and expect to incur significant costs related to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri's coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations that are not recoverable through rates might result in Ameren Missouri closing coal-fired energy centers earlier than planned, which would lead to an impairment of assets and reduced revenues. We are unable to predict the ultimate impact of these matters on our results of operations, financial positions, and liquidity.
Following recent changes in the leadership of the federal government, there have been various legislative options proposed to reform the federal income tax code. Whether the federal income tax code will be reformed is currently unknown, but any such changes may adversely affect our results of operations, financial position, and liquidity.
Since the 2016 presidential and congressional elections, there have been various legislative options proposed to reform the federal income tax code, including reducing the statutory federal corporate income tax rate; allowing a current tax deduction for all new capital investments; and eliminating the interest deduction as well as other modifications that would change the amount of income subject to income tax. Any federal income tax reform would ultimately affect the rates we charge our customers. A reduction in the statutory federal income tax rate would result in a reduction of deferred tax assets and liabilities currently recorded. A lower federal statutory income tax rate may result in a significant one-time charge to our results of operations as a result of the revaluation of our deferred tax assets not attributable to our rate-regulated businesses. Additionally, a lower statutory federal income tax rate may result in a significant reduction in revenues and liquidity as a result of both the required return to customers of excess deferred tax liabilities previously funded by customers over some time period yet to be determined and the reduced collection of taxes in customer rates, each without an immediate reduction in our cash tax obligations. Also, changes that would ultimately result in lower taxable income in the future could prevent us from using all of our tax carryforward benefits before they expire. A current tax deduction for all new capital investments could reduce the level of our rate base growth from current expectations. Although the specific changes and the ultimate timing of federal income tax reform, if implemented at all, are currently unknown, federal income tax reform may adversely affect our results of operations, financial position, and liquidity.
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
Service interruptions due to failures of equipment as a result of severe or destructive weather or other causes, and the ability of Ameren Missouri and Ameren Illinois to respond promptly to such failures, can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, such as those being undertaken for Ameren Illinois’ electric and natural gas delivery systems, our ability to safeguard sensitive customer information, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and volatility of rates can also affect customer satisfaction. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, legislators, or regulators have or develop a negative opinion of us and our utility services, this could result in increased regulatory oversight and could affect the returns on common equity we are allowed to earn. Additionally, negative opinions about us could make it more difficult for our utilities to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to federal regulatory compliance and proceedings, which exposes us to the potential for regulatory penalties and other sanctions.
The FERC can impose civil penalties of $1 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. Compliance with these mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we were found not to be in compliance with these mandatory reliability standards, FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC also conducts audits and reviews of Ameren Missouri's, Ameren Illinois', and ATXI's accounting records to assess the accuracy of its formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.
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
We expect to incur significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $11.2 billion (Ameren Missouri – up to $4.2 billion; Ameren Illinois – up to $6.4 billion; ATXI – up to $0.6 billion) of capital expenditures from 2017 through 2021. These estimates include allowance for equity funds used during construction. Investments in Ameren’s rate-regulated operations are expected to be recoverable from ratepayers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials and labor. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on reasonable terms, or other events beyond our control could affect the schedule, cost, and performance of these projects. There is a risk that a power plant may not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such pollution control equipment not be installed on time or not perform as expected, Ameren Missouri could be subject to additional costs and to the loss of its investment in the project or facility. All of these project and construction risks could adversely affect our results of operations, financial position, and liquidity.
Ameren and Ameren Illinois may not be able to execute their electric transmission investment plans or to realize the expected return on those investments.
Ameren, through ATXI and Ameren Illinois, is investing significant capital resources in electric transmission. These investments are based on the FERC's regulatory framework and a rate of return on common equity that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return are subject to changes, including changes as a result of third-party complaints and challenges at the FERC. The regulatory framework may be less favorable or the rate of return may be lower in the future. A pending complaint case was filed with the FERC in February 2015 that could reduce the allowed return on common equity and could require customer refunds. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren's and Ameren Illinois' earnings by an estimated $7 million and $4 million, respectively, based on each company's 2017 projected rate base.
A significant portion of Ameren's electric transmission investments consists of three separate projects to be constructed by ATXI, which have been approved by MISO as multi-value projects. ATXI's total investment in the three projects is expected to be more than $1.6 billion. The last of these projects is expected to be completed in 2019; however, further delays in obtaining the assents for road crossings could delay the completion date of the Mark Twain project. A failure by ATXI to complete these three projects on time and within projected cost estimates could adversely affect Ameren's results of operations, financial position, and liquidity.
The FERC has issued orders, which are subject to ongoing litigation, eliminating the right of first refusal for an electric utility to construct within its service territory certain new transmission projects for which there will be regional cost sharing. If these orders are upheld by the courts, Ameren would need to compete to build certain future electric transmission projects in its subsidiaries' service territories. Such competition could limit Ameren's future transmission investment. Conversely, if such FERC orders are not upheld by the courts, the right of first refusal would be expected to be reinstated. In such event, Ameren may lose opportunities to construct electric transmission assets outside of its subsidiaries' service territories and outside of MISO.
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

•	lack of adequate water required for cooling plant operations;

•	labor disputes;

•	inability to comply with regulatory or permit requirements, including those relating to environmental laws;

•	disruptions in the delivery of electricity to our customers;

•	handling, storage, and disposition of CCR;

•	unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, solar flares, and electromagnetic pulses;

•	accidents that might result in injury or loss of life, extensive property damage, or environmental damage;

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
Ameren Missouri’s ownership of the Callaway energy center subjects it to the risks associated with nuclear generation, including:

•
potential harmful effects on the environment and human health resulting from radiological releases associated with the operation of nuclear facilities and the storage, handling, and disposal of radioactive materials;

•
continued uncertainty regarding the federal government's plan to permanently store spent nuclear fuel and the risk of being required to provide for long-term storage of spent nuclear fuel at the Callaway energy center;

•	limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear facilities;

•	uncertainties with respect to contingencies and retrospective premium assessments relating to claims at the Callaway energy center or any other United States nuclear facilities;

•	public and governmental concerns about the safety and adequacy of security at nuclear facilities;

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;

•	limited availability of fuel supply and our reliance on licensed fuel assemblies that are fabricated by a single supplier;

•	costly and extended outages for scheduled or unscheduled maintenance and refueling; and

•	potential adverse effects of a natural disaster, acts of sabotage or terrorism, including cyber attack, or any accident leading to release of nuclear contamination.
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
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. The location of distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas systems could lead to additional capital expenditures and increased regulation of natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require additional maintenance expenditures or may require replacement, which could adversely affect our results of operations, financial position, and liquidity.
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway nuclear energy center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. If, at the end of its life, an energy center's cost has not been fully recovered, Ameren Missouri may be adversely affected if such cost is not allowed in rates by the MoPSC. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in additional oversight by our regulators. The frequency and duration of customer outages are among IEIMA performance standards. Therefore, failure to achieve these standards will result in a reduction in Ameren Illinois' allowed return on equity on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Energy conservation, energy efficiency, distributed generation, energy storage, and other factors that reduce energy demand could adversely affect our results of operations, financial position, and liquidity.
Requirements and incentives to reduce energy consumption have been proposed by regulatory agencies and introduced by legislatures. Conservation and energy efficiency programs are designed to reduce energy demand. Without a regulatory mechanism to ensure recovery, a decline in usage will result in an under-recovery of our revenue requirement. Ameren Missouri is exposed to declining usage losses from energy efficiency efforts not related to its MEEIA programs, as well as from distributed generation sources such as solar panels. In Illinois, the FEJA includes a provision, beginning in 2018, that will reduce Ameren Illinois' allowed return only on electric energy efficiency investments if certain energy savings targets are not achieved. Additionally, macroeconomic factors resulting in low economic growth or contraction within our service territories could reduce energy demand.
Technological advances could reduce or change customer electricity consumption. Ameren Missouri generates power at utility-scale energy centers to achieve economies of scale and to produce power at a competitive cost. Some distributed generation technologies have become more cost-competitive, with decreasing costs expected in the future. The costs of these distributed generation technologies may decline over time to a level that is competitive with that of Ameren Missouri's energy centers. Additionally, technological advances related to energy storage may be coupled with distributed generation to reduce the demand for our electric utility services. Increased adoption of these technologies could decrease our revenues if customers cease to use our generation, transmission, and distribution services at current levels. Ameren Missouri might incur stranded costs, which ultimately might not be recovered through rates.
We are subject to employee work force factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our work force is nearing retirement, including many employees with specialized skills, such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers. We are also party to collective bargaining agreements that collectively represent about 53% of Ameren’s total employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
Our operations are subject to acts of terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. Within our industry, there have been attacks on energy infrastructure such as substations and related assets in the past, and there may be more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely impact economic activity in our service territory which could adversely affect our results of operations, financial position, and liquidity.
Our industry has seen an increase in the number and sophistication of cyber attacks. A security breach at our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, and/or subject us to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer and employee data. Many of our suppliers, vendors, contractors, and information technology providers have access to our systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, or we could be subject to legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
FINANCIAL, ECONOMIC, AND MARKET RISKS
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed.
We rely on short-term and long-term debt as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance long-term debt. By the end of 2018, $803 million and $707 million of senior secured notes are scheduled to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their outstanding short-term debt with long-term debt in 2017. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as a recession or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity. Certain Ameren subsidiaries, such as ATXI, rely on Ameren for access to capital. Circumstances that limit Ameren’s access to capital could impair its ability to provide those subsidiaries with needed capital.
Ameren’s holding company structure could limit its ability to pay common stock dividends and to service its debt obligations.
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of its operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under intercompany indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on their results of operations and available cash and other items affecting retained earnings. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of intercompany borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Increasing costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could adversely affect our financial position and liquidity.
Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers' rates and our plan funding requirements. Ameren's total unfunded obligation under its pension and postretirement benefit plans was $774 million as of December 31, 2016. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2016, its investment performance in 2016, and its pension funding policy, Ameren expects to make annual contributions of $50 million to $70 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
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
The following table shows the anticipated capability of Ameren Missouri's energy centers at the time of Ameren Missouri's expected 2017 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie	Franklin County, Missouri	2,372,000
	Rush Island	Jefferson County, Missouri	1,178,000
	Sioux	St. Charles County, Missouri	968,000
	Meramec(b)	St. Louis County, Missouri	591,000
Total coal			5,109,000
Nuclear	Callaway	Callaway County, Missouri	1,193,000
Hydroelectric	Osage	Lakeside, Missouri	240,000
	Keokuk	Keokuk, Iowa	144,000
Total hydroelectric			384,000
Pumped-storage	Taum Sauk	Reynolds County, Missouri	440,000
Oil (CTs)	Meramec	St. Louis County, Missouri	54,000
	Fairgrounds	Jefferson City, Missouri	54,000
	Mexico	Mexico, Missouri	54,000
	Moberly	Moberly, Missouri	54,000
	Moreau	Jefferson City, Missouri	54,000
Total oil			270,000
Natural gas (CTs)	Audrain(c)	Audrain County, Missouri	600,000
	Venice(d)	Venice, Illinois	488,000
	Goose Creek	Piatt County, Illinois	432,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	300,000
	Meramec(b)(d)(e)	St. Louis County, Missouri	283,000
	Kinmundy(d)	Kinmundy, Illinois	208,000
	Peno Creek(c)(d)	Bowling Green, Missouri	188,000
	Kirksville	Kirksville, Missouri	13,000
Total natural gas			2,828,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O'Fallon	O'Fallon, Missouri	3,000
Total Ameren and Ameren Missouri			10,235,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	All coal-fueled kilowatts and 238,000 natural-gas-fueled kilowatts are scheduled for retirement in 2022.

(c)	There are economic development lease arrangements applicable to these CTs.

(d)	These CTs have the capability to operate on either oil or natural gas (dual fuel).

(e)	Two of the three units included here are steam-powered units.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2016:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,970	4,619
Circuit miles of electric distribution lines	33,346	45,897
Percentage of circuit miles of electric distribution lines underground	23%	15%
Miles of natural gas transmission and distribution mains	3,357	18,364
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 147 miles of transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.

With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions are as follows:

•
A portion of Ameren Missouri’s Osage energy center reservoir, certain facilities at Ameren Missouri’s Sioux energy center, most of Ameren Missouri’s Peno Creek and Audrain CT energy centers, Ameren Missouri's Maryland Heights energy center, certain substations, and most transmission and distribution lines and natural gas mains are situated on lands occupied under leases, easements, franchises, licenses, or permits. The United States or the state of Missouri may own or may have paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.

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
Ameren Missouri has conveyed most of its Peno Creek CT energy center to the city of Bowling Green, Missouri, and leased the energy center back from the city through 2022. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property, plant and equipment will become subject to the lien of any Ameren Missouri first mortgage bond indenture then in effect.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as lessee of the CT energy center under a long-term lease with Audrain County. The lease will expire in December 2023. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property, plant and equipment will become subject to the lien of any Ameren Missouri first mortgage bond indenture then in effect.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report and are incorporated herein by reference, include the following:

•	the unanimous stipulation and agreement between Ameren Missouri, the MoPSC staff, the MoOPC, and all intervenors, which is subject to MoPSC approval, that settles the July 2016 electric rate case;

•
ATXI’s lawsuits filed in October 2016 in the circuit courts of each of Adair, Knox, Marion, Schuyler, and Shelby counties in Missouri to obtain assents for road crossings in the counties where the Mark Twain transmission project will be constructed;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri related to the EPA Clean Air Act;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	the class action lawsuit against Ameren Missouri relating to municipal taxes.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2016, all positions and offices held with the Ameren Companies as of February 15, 2017, tenure as officer, and business background for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.

AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	55	Chairman, President and Chief Executive Officer, and Director
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

Martin J. Lyons, Jr.	50	Executive Vice President and Chief Financial Officer
Lyons joined Ameren Services in 2001. In 2008, Lyons was elected senior vice president and chief accounting officer of the Ameren Companies. In 2009, Lyons was also elected chief financial officer of the Ameren Companies. In 2013, Lyons was elected executive vice president and chief financial officer of the Ameren Companies, and relinquished his duties as chief accounting officer. In 2016, Lyons was elected chairman and president of Ameren Services.

Gregory L. Nelson	59	Senior Vice President, General Counsel, and Secretary
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

Bruce A. Steinke	55	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, Steinke relinquished his positions at Ameren Illinois. In 2013, Steinke was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held
Mark C. Birk	52	Senior Vice President, Customer Operations (Ameren Missouri)
Birk joined Ameren Missouri in 1986. In 2005, Birk was elected vice president, power operations, of Ameren Missouri. In 2012, Birk was elected senior vice president, corporate planning, of Ameren Services. In 2014, he was also elected senior vice president, oversight, of Ameren Services, and in 2015, he was elected senior vice president, corporate safety, planning and operations oversight. In 2017, Birk was elected senior vice president, customer operations, at Ameren Missouri and relinquished his positions at Ameren Services.

Maureen A. Borkowski	59	Chairman and President (ATXI)
Borkowski joined Ameren Missouri in 1981. She left the company in 2000 and rejoined Ameren in 2005 as vice president, transmission, of Ameren Services. In 2011, Borkowski was elected chairman and president of ATXI. In 2011, she was also elected senior vice president, transmission, of Ameren Services.

Fadi M. Diya	54	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, Diya was elected vice president, nuclear operations, of Ameren Missouri. In January 2014, Diya was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	60	Senior Vice President and Chief Information Officer (Ameren Services)
Heger joined Ameren Missouri in 1976. In 2009, Heger was elected vice president, information technology, of Ameren Services, and in 2012, she was also elected chief information officer of Ameren Services. In 2015, Heger was elected senior vice president and chief information officer of Ameren Services.

Mark C. Lindgren	49	Senior Vice President, Corporate Communications and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, Lindgren was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In 2015, Lindgren was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	61	Chairman and President (Ameren Illinois)
Mark joined Ameren Services in 2002. He was elected senior vice president, customer operations, of Ameren Missouri in 2005. In 2012, Mark relinquished his position at Ameren Missouri and was elected chairman and president of Ameren Illinois.

Michael L. Moehn	47	Chairman and President (Ameren Missouri)
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
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 49,986 on January 31, 2017. The following table presents the price ranges, closing prices, and dividends declared per Ameren common share for each quarter during 2016 and 2015:

	High	Low	Close	Dividends Declared
2016 Quarter Ended:
March 31	$50.16	$41.50	$50.10	$0.425
June 30	53.59	46.29	53.58	0.425
September 30	54.08	47.79	49.18	0.425
December 31	52.88	46.84	52.46	0.44
2015 Quarter Ended:
March 31	$46.81	$40.51	$42.20	$0.41
June 30	43.00	37.26	37.68	0.41
September 30	43.85	37.55	42.27	0.41
December 31	44.71	41.33	43.23	0.425
There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
The following table sets forth the quarterly common stock dividend payments made by Ameren and its registrant subsidiaries during 2016 and 2015:

	2016				2015
(In millions)	Quarter Ended				Quarter Ended
Registrant	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Ameren Missouri	$70	$75	$70	$140	$85	$75	$100	$315
Ameren Illinois	15	35	30	30	—	—	—	—
Ameren	107	103	103	103	104	99	100	99
On February 10, 2017, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 44 cents per share. The common share dividend is payable March 31, 2017, to shareholders of record on March 14, 2017.
For a discussion of restrictions on the Ameren Companies’ payment of dividends, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report.
Purchases of Equity Securities
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2016	—	$—	—	—
November 1 – November 30, 2016 (a)	5,152	49.11	—	—
December 1 – December 31, 2016	—	—	—	—
Total	5,152	$49.11	—	—

(a)
Shares were purchased in open-market transactions pursuant to the 2014 Incentive Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2016, to December 31, 2016.

Performance Graph
The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2016. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2011, in Ameren common stock and in each of the indices shown, and it assumes that all of the dividends were reinvested.

250
200
150
100
50
2011
2012
2013
2014
2015
2016
AEE
S&P 500 Index
EEI Index

December 31,	2011	2012	2013	2014	2015	2016
Ameren (AEE)	$100.00	$97.47	$120.19	$159.53	$155.75	$195.71
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
EEI Index	100.00	102.09	115.37	148.73	142.93	167.85
Ameren management cautions that the stock price performance shown above should not be considered indicative of potential future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31, (In millions, except per share amounts)	2016	2015	2014	2013	2012
Ameren(a):
Operating revenues	$6,076	$6,098	$6,053	$5,838	$5,781
Operating income(b)	1,381	1,259	1,254	1,184	1,188
Income from continuing operations	659	585	593	518	522
Income (loss) from discontinued operations, net of taxes(c)	—	51	(1)	(223)	(1,496)
Net income (loss) attributable to Ameren common shareholders	653	630	586	289	(974)
Common stock dividends	416	402	390	388	382
Continuing operations earnings per share – basic	2.69	2.39	2.42	2.11	2.13
Continuing operations earnings per share – diluted	2.68	2.38	2.40	2.10	2.13
Common stock dividends per share	1.715	1.655	1.61	1.60	1.60
As of December 31:
Total assets(d)	$24,699	$23,640	$22,289	$20,907	$22,022
Long-term debt, excluding current maturities	6,595	6,880	6,085	5,475	5,765
Total Ameren Corporation shareholders’ equity	7,103	6,946	6,713	6,544	6,616
Ameren Missouri:
Operating revenues	$3,523	$3,609	$3,553	$3,541	$3,272
Operating income(b)	745	742	785	803	845
Net income available to common shareholder	357	352	390	395	416
Dividends to parent	355	575	340	460	400
As of December 31:
Total assets	$14,035	$13,851	$13,474	$12,867	$12,998
Long-term debt, excluding current maturities	3,563	3,844	3,861	3,631	3,782
Total shareholders' equity	4,090	4,082	4,052	3,993	4,054
Ameren Illinois:
Operating revenues	$2,490	$2,466	$2,498	$2,311	$2,525
Operating income	544	466	450	415	377
Net income available to common shareholder	252	214	201	160	141
Dividends to parent	110	—	—	110	189
As of December 31:
Total assets	$9,474	$8,903	$8,204	$7,397	$7,186
Long-term debt, excluding current maturities	2,338	2,342	2,224	1,844	1,566
Total shareholders' equity	3,034	2,897	2,661	2,448	2,401

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes a $69 million provision recorded in 2015 for all of the previously capitalized COL costs relating to the second nuclear unit at its existing Callaway energy center.

(c)	See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.

(d)	Includes total assets from discontinued operations of $15 million, $14 million, $15 million, $165 million, and $1,611 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries.
Below is a summary description of Ameren's principal subsidiaries. Ameren also has various other subsidiaries that conduct other activities, such as the provision of shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric distribution, electric transmission and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. ATXI is also evaluating competitive electric transmission investment opportunities outside of MISO as they arise.

Unless otherwise stated, the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations exclude discontinued operations for all periods presented. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information regarding that presentation.
Ameren's financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share. All references in this report to earnings per share are based on average diluted common shares outstanding for the relevant period.
OVERVIEW
Ameren’s strategic plan includes investing in and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. In 2016, Ameren successfully executed its strategy. Ameren continued to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks. In 2016, Ameren invested $1.3 billion of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
In 2016, Ameren continued to work to enhance its regulatory frameworks and advocate for responsible energy and economic policies and to create and capitalize on opportunities for investment for the benefit of its customers and shareholders. Ameren Illinois successfully advocated for the FEJA, which improved the constructive regulatory framework for Ameren Illinois' electric distribution business. The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking process through 2022. Also, beginning in 2017, the FEJA decouples electric distribution revenues established in a rate proceeding from actual sales volumes by providing that any revenue changes driven by actual electric distribution sales volumes differing from sales volumes reflected in that year's rates will be collected from or refunded to customers within two years. This portion of the law extends beyond the end of the IEIMA in 2022. Further, beginning as early as June 2017, the FEJA will allow Ameren Illinois to capitalize as a regulatory asset and earn a return on its electric energy efficiency investments.
In July 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. Relating to that request, in February 2017, Ameren Missouri, the MoPSC staff, the MoOPC, and all intervenors filed a unanimous stipulation and agreement with the MoPSC. The stipulation and agreement, which is subject to MoPSC approval, would result in a $3.4 billion revenue requirement, which is a $92 million increase in Ameren Missouri’s annual revenue requirement for electric service compared to its prior revenue requirement established in the MoPSC's April 2015 electric rate order. The stipulation and agreement did not specify the common equity percentage, the rate base, or the allowed return on common equity. The new revenue requirement reflects the current actual sales volumes of the New Madrid Smelter, whose operations remain suspended, as well as other agreed upon sales volumes. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs under the stipulation and agreement would decrease by $54 million from the base level established in the MoPSC's April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, would reduce expenses by $26 million from the base levels established in the MoPSC's April 2015 electric rate order. The stipulation and agreement contemplates that new rates will become effective on or before March 20, 2017.
Related to ATXI's and Ameren Illinois' FERC rate-regulated transmission businesses, in September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the total allowed return on common equity to 10.82%. The new allowed return on common equity has been reflected in rates prospectively from the September 2016 effective date of the order. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. That final order will determine the allowed return on common equity for the 15-month period ended May 2016. That final order will also establish the allowed return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the current 10.82% total return on common equity, which became effective in September 2016.
In October 2016, Ameren’s board of directors increased the quarterly common stock dividend to 44 cents per share, resulting in an annualized equivalent dividend rate of $1.76 per share.
Earnings
Net income attributable to Ameren common shareholders from continuing operations was $653 million, or $2.68 per diluted share, for 2016, and $579 million, or $2.38 per diluted share, for 2015. These earnings were favorably affected in 2016, compared with 2015, by increased Ameren Transmission and Ameren Illinois Electric Distribution earnings, reflecting Ameren’s strategy to allocate incremental capital to those businesses, increased demand due to warmer summer temperatures, higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order, and decreased other operations and maintenance expenses. Net income was also favorably affected in 2016, compared with 2015, by an income tax benefit recorded in 2016 at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation, as well as the absence of a provision recognized in 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site. Net income was unfavorably affected in 2016, compared with 2015, by the absence in 2016 of MEEIA 2013 net shared benefits, partially offset by the recognition of a MEEIA 2013 performance incentive, decreased Ameren Missouri sales to the New Madrid Smelter resulting from a reduction in operations at that plant, and the cost of the Callaway energy center’s scheduled refueling and maintenance outage. Additionally, earnings were unfavorably affected in 2016, compared with 2015, by increased depreciation and amortization expenses at Ameren Missouri, the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, and decreased Ameren Missouri electric margins resulting from increased transmission charges, net of transmission revenues.
Liquidity
At December 31, 2016, Ameren, on a consolidated basis, had available liquidity in the form of amounts available under credit agreements of $1.5 billion.
Capital Expenditures
In 2016, Ameren continued to make significant investment in its utility businesses by making capital expenditures of $0.7 billion, $0.5 billion, $0.2 billion, and $0.7 billion in Ameren

Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, respectively. For 2017 through 2021, Ameren's cumulative capital expenditures are projected to range from $10.4 billion to $11.2 billion. The projected spending by segment includes up to $4.2 billion, $2.6 billion, $1.5 billion, and $2.9 billion for Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, respectively.
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
Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution service businesses, a purchased power cost recovery mechanism for Ameren Illinois' electric distribution service business, and a FAC for Ameren Missouri's electric utility business.
Ameren Illinois' electric distribution service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year. Recoveries from or refunds to customers occur in a subsequent year. Included in Ameren Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity is directly correlated to yields on United States Treasury bonds. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year.

Ameren Illinois’ and ATXI’s electric transmission service businesses and Ameren Illinois’ electric distribution service business operate under formula ratemaking designed to provide for the recovery of actual costs of service that are prudently incurred as well as a return on equity. Although rate-regulated, Ameren Illinois’ natural gas business and Ameren Missouri do not operate under formula ratemaking. Ameren (parent) is not rate-regulated.
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
During the fourth quarter of 2016, the Ameren Companies changed the manner in which performance is assessed and resources are allocated, driven by increasing investment in FERC-regulated electric transmission and Ameren Illinois electric distribution and natural gas distribution businesses, as well as the unique regulatory environment for each jurisdiction. Ameren now has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, which primarily includes Ameren Illinois Transmission and ATXI. Ameren Missouri has one segment, which includes all of the operations of Ameren Missouri. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Prior-period presentation has been adjusted for comparative purposes. See Note 16 – Segment Information under Part II, Item 8, of this report for further discussion of Ameren’s, Ameren Missouri's, and Ameren Illinois' segments.
Earnings Summary
The following table presents a summary of Ameren's earnings for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Net income attributable to Ameren common shareholders	$653	$630	$586
Earnings per common share – diluted	2.68	2.59	2.40
Net income attributable to Ameren common shareholders – continuing operations	653	579	587
Earnings per common share – diluted – continuing operations	2.68	2.38	2.40
2016 versus 2015
Net income attributable to Ameren common shareholders from continuing operations in 2016 increased $74 million, or $0.30 per diluted share, from 2015. The increase was due to net income increases of $34 million, $22 million, $5 million, and $3 million at Ameren Transmission, Ameren Illinois Natural Gas, Ameren Missouri, and Ameren Illinois Electric Distribution,

respectively. Additionally, the net loss from other businesses, primarily Ameren (parent), and intersegment eliminations decreased $10 million.
In 2015, net income attributable to Ameren common shareholders from discontinued operations was favorably affected by the recognition of a tax benefit resulting from the removal of a reserve for unrecognized tax benefits of $53 million recorded in 2013 related to the divestiture of New AER, based on the completion of the IRS audit of Ameren’s 2013 tax year.
Compared with 2015, 2016 earnings per share from continuing operations were favorably affected by:

•
increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base investment. Ameren Transmission earnings also benefited from a temporarily higher allowed return on common equity, recognizing an allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 complaint case (19 cents per share);

•
the absence of a provision recognized in the second quarter of 2015 as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its existing Callaway energy center site (18 cents per share);

•	increased demand due to warmer summer temperatures in 2016, partially offset by milder winter temperatures (estimated at 15 cents per share);

•	higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order (11 cents per share);

•	an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation (9 cents per share);

•
decreased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri (7 cents per share). This was due, in part, to a reduction in energy center maintenance costs, excluding the cost of the Callaway energy center's scheduled refueling and maintenance outage (discussed below) and reduced electric distribution maintenance expenditures; and

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment partially offset by a lower return on equity resulting from a reduction in the 30-year United States Treasury bond yields (2 cents per share).

Compared with 2015, 2016 earnings per share from continuing operations were unfavorably affected by:

•	the absence in 2016 of MEEIA net shared benefits due to the expiration of MEEIA 2013, partially offset by the recognition of a MEEIA 2013 performance incentive (15 cents per share);

•	decreased Ameren Missouri sales to the New Madrid Smelter resulting from a reduction in operations at the smelter (15 cents per share);

•	the cost of the Callaway energy center's scheduled refueling and maintenance outage in 2016. There was no Callaway refueling and maintenance outage in 2015 (7 cents per share);

•	increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri primarily because of electric system capital additions (4 cents per share);

•
decreased Ameren Illinois Electric Distribution earnings resulting from the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share);

•	decreased Ameren Missouri electric margins resulting from increased transmission charges, net of transmission revenues (3 cents per share); and

•
increased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms at Ameren Illinois Natural Gas, primarily due to increased repairs and compliance expenditures (2 cents per share).

The cents per share information presented above is based on the diluted average shares outstanding in 2015. Pretax amounts have been presented net of income taxes, using Ameren's 2015 statutory tax rate of 39%.
2015 versus 2014
Net income attributable to Ameren common shareholders from continuing operations in 2015 decreased $8 million, or $0.02 per diluted share, from 2014. The decrease was due to a $38 million and a $13 million decrease in net income from Ameren Missouri and Ameren Illinois Natural Gas, respectively. The decrease was partially offset by a $32 million and a $10 million increase in net income from Ameren Transmission and Ameren Illinois Electric Distribution, respectively.
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

•	decreased electric and natural gas sales volumes, primarily due to warmer winter temperatures in 2015 (estimated at 6 cents per share);

•
increased net financing costs at Ameren Missouri, primarily due to a reduction in allowance for funds used during construction as multiple significant electric capital projects were completed in 2014 (6 cents per share);

•	increased depreciation and amortization expenses at Ameren Illinois Natural Gas, resulting from amortization of capital additions, and at Ameren Missouri, primarily resulting from electric capital additions completed in 2014 which were not reflected in customer rates until May 30, 2015 (5 cents per share); and

•	the absence in 2015 of a recovery of certain previously disallowed debt premium costs per the ICC's December 2014 order (3 cents per share).
Compared with 2014, 2015 earnings per share from continuing operations were favorably affected by:

•
increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base investment (15 cents per share). These earnings were reduced by an estimate of the probable customer refunds as a result of the FERC complaint cases regarding the allowed return on common equity (3 cents per share);

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment as well as interest earned on the revenue requirement reconciliation adjustment regulatory assets (5 cents per share), partially offset by a lower return on equity due to a reduction in the 30-year United States Treasury bond yields (2 cents per share);

•
the absence of a Callaway energy center scheduled refueling and maintenance outage in 2015, partially offset by preparation costs incurred in 2015 for the 2016 scheduled refueling outage (7 cents per share);

•
increased Ameren Illinois Electric Distribution earnings resulting from a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism (4 cents per share);

•
excluding the scheduled refueling and maintenance outage, MEEIA program costs, and expenses with corresponding increases in electric revenues resulting from the April 2015 MoPSC electric rate order, decreased other operations and maintenance expenses at Ameren Missouri primarily because of decreased energy center costs and at other businesses (4 cents per share); and

•	decreased interest expense attributable to other businesses, primarily due to Ameren's (parent) maturity of higher-cost debt in 2014 being replaced with lower-cost debt in 2015 (4 cents per share).
The cents per share information presented above is based on the diluted average shares outstanding in 2014. Pretax amounts have been presented net of income taxes, using Ameren's 2014 statutory tax rate of 39%.
For additional details regarding the Ameren Companies’ segment results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Provision for Callaway Construction and Operating License, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes, and Income (Loss) from Discontinued Operations, Net of Taxes, see the major headings below.

Below is Ameren's table of income statement components by segment for the years ended December 31, 2016, 2015, and 2014:

2016	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Electric margins	$2,397	$1,105	$—	$355	$(27)	$3,830
Natural gas margins	79	—	462	—	(2)	539
Other revenues	1	—	—	—	(1)	—
Other operations and maintenance	(893)	(538)	(215)	(60)	30	(1,676)
Depreciation and amortization	(514)	(226)	(55)	(43)	(7)	(845)
Taxes other than income taxes	(325)	(72)	(58)	(4)	(8)	(467)
Other income and (expenses)	42	8	(1)	2	(9)	42
Interest charges	(211)	(72)	(34)	(58)	(7)	(382)
Income taxes	(216)	(78)	(39)	(74)	25	(382)
Income (loss) from continuing operations	360	127	60	118	(6)	659
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	360	127	60	118	(6)	659
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$357	$126	$59	$117	$(6)	$653
2015
Electric margins	$2,481	$1,074	$—	$259	$(26)	$3,788
Natural gas margins	80	—	425	—	(2)	503
Other revenues	2	—	—	—	(2)	—
Other operations and maintenance	(925)	(532)	(219)	(56)	38	(1,694)
Provision for Callaway construction and operating license	(69)	—	—	—	—	(69)
Depreciation and amortization	(492)	(212)	(52)	(33)	(7)	(796)
Taxes other than income taxes	(335)	(72)	(56)	(2)	(8)	(473)
Other income and (expenses)	41	8	(1)	2	(6)	44
Interest charges	(219)	(71)	(35)	(35)	5	(355)
Income taxes	(209)	(71)	(24)	(51)	(8)	(363)
Income (loss) from continuing operations	355	124	38	84	(16)	585
Income from discontinued operations, net of taxes	—	—	—	—	51	51
Net income	355	124	38	84	35	636
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income attributable to Ameren common shareholders	$352	$123	$37	$83	$35	$630
2014
Electric margins	$2,436	$1,025	$—	$187	$(22)	$3,626
Natural gas margins	82	—	443	—	—	525
Other revenues	1	—	—	—	(1)	—
Other operations and maintenance	(939)	(507)	(220)	(49)	31	(1,684)
Depreciation and amortization	(473)	(197)	(41)	(26)	(8)	(745)
Taxes other than income taxes	(322)	(73)	(63)	(2)	(8)	(468)
Other income and (expenses)	48	4	(1)	6	—	57
Interest charges	(211)	(63)	(28)	(26)	(13)	(341)
Income (taxes) benefit	(229)	(75)	(39)	(38)	4	(377)
Income (loss) from continuing operations	393	114	51	52	(17)	593
Loss from discontinued operations, net of taxes	—	—	—	—	(1)	(1)
Net income (loss)	393	114	51	52	(18)	592
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$390	$113	$50	$51	$(18)	$586

Below is Ameren Illinois' table of income statement components by segment for the years ended December 31, 2016, 2015, and 2014:

2016	Electric Distribution	Natural Gas	Transmission	Total
Electric margins	$1,105	$—	$232	$1,337
Natural gas margins	—	462	—	462
Other operations and maintenance	(538)	(215)	(51)	(804)
Depreciation and amortization	(226)	(55)	(38)	(319)
Taxes other than income taxes	(72)	(58)	(2)	(132)
Other income and (expenses)	8	(1)	2	9
Interest charges	(72)	(34)	(34)	(140)
Income taxes	(78)	(39)	(41)	(158)
Net income	127	60	68	255
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$126	$59	$67	$252
2015
Electric margins	$1,074	$—	$189	$1,263
Natural gas margins	—	425	—	425
Other operations and maintenance	(532)	(219)	(46)	(797)
Depreciation and amortization	(212)	(52)	(31)	(295)
Taxes other than income taxes	(72)	(56)	(2)	(130)
Other income and (expenses)	8	(1)	2	9
Interest charges	(71)	(35)	(25)	(131)
Income taxes	(71)	(24)	(32)	(127)
Net income	124	38	55	217
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$123	$37	$54	$214
2014
Electric margins	$1,025	$—	$154	$1,179
Natural gas margins	—	443	—	443
Other operations and maintenance	(507)	(220)	(44)	(771)
Depreciation and amortization	(197)	(41)	(25)	(263)
Taxes other than income taxes	(73)	(63)	(2)	(138)
Other income and (expenses)	4	(1)	6	9
Interest charges	(63)	(28)	(21)	(112)
Income taxes	(75)	(39)	(29)	(143)
Net income	114	51	39	204
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$113	$50	$38	$201
Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2016 compared with 2015, as well as 2015 compared with 2014. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Electric and Natural Gas Margins
2016 versus 2015	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$57	$15	$—	$—	$—	$72
Base rates (estimate)	48	38	—	102	—	188
Sales volume (excluding the New Madrid Smelter and estimated effect of weather)	7	—	—	—	—	7
New Madrid Smelter revenues	(129)	—	—	—	—	(129)
Off-system sales and capacity revenues	153	—	—	—	—	153
MEEIA 2013 net shared benefits	(85)	—	—	—	—	(85)
MEEIA 2013 performance incentive	28	—	—	—	—	28
Transmission services revenues	3	—	—	—	—	3
Purchased power rider order in 2015	—	(15)	—	—	—	(15)
Other	(1)	(1)	—	(6)	(21)	(29)
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	(28)	—	—	—	(28)
Transmission services recovery mechanism	—	6	—	—	—	6
Recovery of FAC under-recovery	(118)	—	—	—	—	(118)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	2	—	—	—	2
Gross receipts tax	(5)	—	—	—	—	(5)
MEEIA 2013 and 2016 program costs	(34)	—	—	—	—	(34)
Total electric revenue change	$(76)	$17	$—	$96	$(21)	$16
Fuel and purchased power change:
Energy costs (excluding the New Madrid Smelter and estimated effect of weather)	$(145)	$—	$—	$—	$—	$(145)
New Madrid Smelter energy costs	72	—	—	—	—	72
Effect of weather (estimate)(b)	(9)	(8)	—	—	—	(17)
Effect of higher net energy costs included in base rates	(34)	—	—	—	—	(34)
Transmission services charges	(16)	—	—	—	—	(16)
Other	6	—	—	—	20	26
Cost recovery mechanisms – offset in electric revenue:(c)
Power supply costs	—	28	—	—	—	28
Transmission services recovery mechanism	—	(6)	—	—	—	(6)
Recovery of FAC under-recovery	118	—	—	—	—	118
Total fuel and purchased power change	$(8)	$14	$—	$—	$20	$26
Net change in electric margins	$(84)	$31	$—	$96	$(1)	$42
Natural gas revenue change:
Effect of weather (estimate)(b)	$(7)	$—	$13	$—	$—	$6
Base rates (estimate)	—	—	42	—	—	42
Other	—	—	2	—	—	2
Cost recovery mechanism – offset in natural gas purchased for resale:(c)
Purchased natural gas costs	(2)	—	(76)	—	—	(78)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	—	(10)	—	—	(10)
Total natural gas revenue change	$(9)	$—	$(29)	$—	$—	$(38)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$6	$—	$(10)	$—	$—	$(4)
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased natural gas costs	2	—	76	—	—	78
Total natural gas purchased for resale change	$8	$—	$66	$—	$—	$74
Net change in natural gas margins	$(1)	$—	$37	$—	$—	$36

2015 versus 2014	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(20)	$(10)	$—	$—	$—	$(30)
Base rates (estimate)	82	34	—	66	—	182
Sales volume (excluding the estimated effect of weather)	(36)	(1)	—	—	—	(37)
Off-system sales, transmission services revenues, and capacity revenues	3	—	—	—	—	3
MEEIA 2013 net shared benefits	33	—	—	—	—	33
Transmission services revenues(e)	1	—	—	—	—	1
Purchased power rider order in 2015	—	15	—	—	—	15
Other	2	(10)	—	6	(16)	(18)
Cost recovery mechanisms – offset in fuel and purchased power:(c)
Power supply costs	—	81	—	—	—	81
Transmission services recovery mechanism	—	10	—	—	—	10
Recovery of FAC under-recovery	(5)	—	—	—	—	(5)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	10	—	—	—	10
Gross receipts tax	6	—	—	—	—	6
MEEIA 2013 program costs	16	—	—	—	—	16
Total electric revenue change	$82	$129	$—	$72	$(16)	$267
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$21	$—	$—	$—	$—	$21
Effect of weather (estimate)(b)	10	10	—	—	—	20
Effect of higher net energy costs included in base rates	(65)	—	—	—	—	(65)
FAC exclusion of transmission services charges(e)	(7)	—	—	—	—	(7)
Other	(1)	1	—	—	12	12
Cost recovery mechanisms – offset in electric revenue:(c)
Power supply costs	—	(81)	—	—	—	(81)
Transmission services recovery mechanism	—	(10)	—	—	—	(10)
Recovery of FAC under-recovery	5	—	—	—	—	5
Total fuel and purchased power change	$(37)	$(80)	$—	$—	$12	$(105)
Net change in electric margins	$45	$49	$—	$72	$(4)	$162
Natural gas revenue change:
Effect of weather (estimate)(b)	$(17)	$—	$(72)	$—	$—	$(89)
Other	2	—	1	—	(2)	1
Cost recovery mechanism – offset in natural gas purchased for resale:(c)
Purchased natural gas costs	(11)	—	(113)	—	—	(124)
Other cost recovery mechanisms:(d)
Bad debt, energy efficiency programs, and environmental remediation cost riders	—	—	(2)	—	—	(2)
Gross receipts tax	(1)	—	(7)	—	—	(8)
Total natural gas revenue change	$(27)	$—	$(193)	$—	$(2)	$(222)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$14	$—	$62	$—	$—	$76
Cost recovery mechanism – offset in natural gas revenue:(c)
Purchased natural gas costs	11	—	113	—	—	124
Total natural gas purchased for resale change	$25	$—	$175	$—	$—	$200
Net change in natural gas margins	$(2)	$—	$(18)	$—	$(2)	$(22)

(a)
Includes an increase in transmission margins of $43 million and $35 million in 2016 and 2015, respectively, at Ameren Illinois. The increase in transmission margins at Ameren Illinois is the sum of the change in base rates (estimate) of $49 million and $29 million, respectively, and the change in Other of -$6 million and $6 million, respectively.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Electric and natural gas revenue changes are offset by corresponding changes in Fuel, Purchased power, and Natural gas purchased for resale, resulting in no change to electric and natural gas margins.

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

2016 versus 2015
Ameren
Ameren's electric margins increased $42 million, or 1%, in 2016 compared with 2015, primarily because of increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, partially offset by decreased margins at Ameren Missouri. Ameren's natural gas margins increased $36 million, or 7%, in 2016 compared with 2015, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Missouri
Ameren Missouri has a FAC cost recovery mechanism that allows it to recover or refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri.
Net energy costs, as defined in the FAC, include fuel and purchased power costs, including transportation, net of off-system sales. Since May 2015, when transmission revenues and substantially all transmission charges were excluded from net energy costs as a result of the April 2015 MoPSC electric rate order, electric margins have been unfavorably affected, as discussed below. Ameren Missouri accrues net energy costs that exceed the amount set in base rates (FAC under-recovery) as a regulatory asset. Net recovery of these costs through customer rates does not affect Ameren Missouri's electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren Missouri's electric margins decreased $84 million, or 3%, in 2016 compared with 2015. The following items had an unfavorable effect on Ameren Missouri's electric margins:

•
The suspension of the New Madrid Smelter operations in the first quarter of 2016, which decreased margins by $57 million. The change in margins due to lower sales to the New Madrid Smelter is the sum of New Madrid Smelter revenues (-$129 million) and New Madrid Smelter energy costs (+$72 million) in the Electric and Natural Gas Margins table above. New Madrid Smelter energy costs include the impact of a provision in the FAC tariff that, under certain circumstances, allows Ameren Missouri to retain a portion of the revenues from any off-system sales it makes as a result of reduced sales to the New Madrid Smelter. See Note 2 - Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the New Madrid Smelter.

•
The expiration of MEEIA 2013, which decreased margins by $57 million. The change in margins due to the expiration of MEEIA 2013 is the sum of MEEIA 2013 net shared benefits (-$85 million) and MEEIA 2013 performance incentive (+$28 million) in the Electric and Natural Gas Margins table above. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency-related volume reductions in current and future periods. See Note 2 - Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA 2013 performance incentive.

•
Increased transmission services charges resulting from additional MISO-approved electric transmission investments made by other entities and shared by all MISO participants, which decreased margins by $16 million.

The following items had a favorable effect on Ameren Missouri's electric margins in 2016 compared with 2015:

•
Temperatures in 2016 were warmer compared with 2015, as cooling degree-days increased 16%, while heating degree-days decreased 6%. The net effect of weather increased margins by an estimated $48 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$57 million) and the effect of weather (estimate) on fuel and purchased power (-$9 million) in the Electric and Natural Gas Margins table above.

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $14 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$48 million) and the change in effect of higher net energy costs included in base rates (-$34 million) in the Electric and Natural Gas Margins table above.

•
Lower net energy costs as a result of the 5% of changes retained by Ameren Missouri through the FAC, primarily due to higher MISO capacity revenues, which increased margins by $8 million. The change in net energy costs is the sum of the change in off-system sales and capacity revenues (+$153 million) and the change in energy costs (excluding the New Madrid Smelter and estimated effect of weather) (-$145 million) in the Electric and Natural Gas Margins table above.

•
Excluding the effect of reduced sales to the New Madrid Smelter and the estimated effect of weather, total retail sales volumes increased by less than 1%, which increased revenues by $7 million, due to an additional day as a result of the leap year and growth, partially offset by the carryover effect of MEEIA 2013 on sales volumes and the effect of MEEIA 2016 customer energy efficiency programs. MEEIA 2016 customer energy efficiency programs reduced retail sales volumes but the throughput disincentive recovery ensured that electric margins were not affected.

Ameren Missouri's natural gas margins were comparable between years. Ameren Missouri has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased natural gas costs do not affect Ameren Missouri's natural gas margins as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois

Ameren Illinois' electric margins increased by $74 million, or 6%, in 2016 compared with 2015, driven by increases in Ameren Illinois Electric Distribution ($31 million) and Ameren Illinois Transmission ($43 million) margins.
Ameren Illinois Electric Distribution
The IEIMA performance-based formula rate framework

provides an annual reconciliation of the electric delivery service revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the components of the revenue requirement. If the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years. The increases or reductions to electric operating revenues are shown in base rates (estimate) in the Electric and Natural Gas Margins table above. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Illinois Electric Distribution's revenue requirement reconciliation pursuant to the IEIMA.
Ameren Illinois Electric Distribution has a cost recovery mechanism for power purchased and transmission services incurred on behalf of its customers. These pass-through costs do not affect Ameren Illinois Electric Distribution's margins, as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois Electric Distribution's margins increased $31 million, or 3%, in 2016 compared with 2015. The following items had a favorable effect on Ameren Illinois Electric Distribution's electric margins:

•
Revenues increased by $38 million, primarily due to an increase in rate base of 8% and higher recoverable costs in 2016 compared with 2015, under formula ratemaking pursuant to the IEIMA. These revenues were reduced by a lower return on equity due to a reduction in 30-year United States Treasury bond yields, which decreased 24 basis points in 2016 compared with 2015.

•
Temperatures in 2016 were warmer compared with 2015, as cooling degree-days increased 13%, while heating degree-days decreased 5%. The net effect of weather increased margins by an estimated $7 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$15 million) and the effect of weather (estimate) on fuel and purchased power (-$8 million) in the Electric and Natural Gas Margins table above.

Ameren Illinois Electric Distribution's margins were unfavorably affected by the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois' cumulative power usage cost and its purchased power rider mechanism, which increased margins by $15 million in 2015.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased natural gas costs do not affect Ameren Illinois

Natural Gas' margins, as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois Natural Gas' margins increased $37 million, or 9%, in 2016 compared with 2015. The following items had a favorable effect on Ameren Illinois Natural Gas' margins:

•	Higher natural gas base rates in 2016, which increased margins by an estimated $42 million.

•
The absence of warmer-than-normal 2015 winter temperatures and the application of the VBA in 2016, which increased margins by $3 million. The VBA, which was approved by the ICC in December 2015, eliminated the impact of weather on natural gas margins for residential and small nonresidential customers in 2016. The change in margins due to weather is the sum of the effect of weather (estimate) on revenues (+$13 million) and the effect of weather (estimate) on natural gas purchased for resale (-$10 million) in the Electric and Natural Gas Margins table above.

Ameren Illinois Transmission
Ameren Illinois Transmission's margins increased $43 million, or 23%, in 2016 compared with 2015, as discussed in the Ameren Transmission section below.
Ameren Transmission
The provisions of FERC's electric transmission formula rate framework provide for an annual reconciliation of the electric transmission service revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement in customer rates for that year, including an allowed return on equity. See Operations and Maintenance Expenses in this section for additional information regarding the components of the revenue requirement. If the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years. The increases or reductions to electric operating revenues are shown in base rates (estimate) in the Electric and Natural Gas Margins table above. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Transmission's revenue requirement reconciliation.
Ameren Transmission's margins increased $96 million, or 37%, in 2016 compared with 2015, driven by Ameren Illinois Transmission and ATXI results. The increase in margins for both Ameren Transmission and Ameren Illinois Transmission was primarily due to significant capital investment, which increased rate base by 42% and 27%, respectively, as well as higher recoverable costs in 2016 compared with 2015 under forward-looking formula ratemaking. See Cash Flows from Investing Activities in this section for information regarding capital expenditures, including those for the Illinois Rivers project. Ameren Transmission and Ameren Illinois

Transmission margins also benefited from a temporarily higher allowed return on common equity, recognizing an allowed return on common equity of 12.38% for nearly four months in 2016, as a result of the expiration of the refund period in the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.
2015 versus 2014
Ameren
Ameren's electric margins increased $162 million, or 4%, in 2015 compared with 2014, primarily because of increased margins at Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Missouri. Ameren's natural gas margins decreased $22 million, or 4%, in 2015 compared with 2014, primarily because of decreased margins at Ameren Illinois Natural Gas.
Ameren Missouri
Ameren Missouri's electric margins increased $45 million, or 2%, in 2015 compared with 2014. The following items had a favorable effect on Ameren Missouri's electric margins:

•
Higher MEEIA 2013 net shared benefits caused by increased customer implementation of longer-lived energy efficiency products and increased nonresidential customer participation, which increased revenues by $33 million. Net shared benefits compensated Ameren Missouri for lower sales volumes from energy-efficiency-related volume reductions in current and future periods.

•
Higher electric base rates, effective May 30, 2015, as a result of the April 2015 MoPSC electric rate order, which increased margins by an estimated $17 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$82 million) and the change in effect of higher net energy costs included in base rates (-$65 million) in the Electric and Natural Gas Margins table above.

The following items had an unfavorable effect on Ameren Missouri's electric margins in 2015 compared with 2014:

•
Lower sales volumes, primarily caused by the MEEIA 2013 programs and other customer energy efficiency measures, and reduced sales to the New Madrid Smelter. Excluding the estimated effect of weather and reduced sales to the New Madrid Smelter, total retail sales volumes decreased by 1%, which decreased revenues by $25 million. Reduced sales to the New Madrid Smelter decreased revenues by $11 million. The sales volumes to the New Madrid Smelter were lower than those reflected in rates established in the April 2015 MoPSC electric rate order. Lower sales volumes led to a decrease in net energy costs of $24 million. The change in net energy costs is the sum of the change in off-system sales, transmission services revenues, and capacity revenues (+$3 million) and the change in energy costs (excluding the estimated effect of weather) (+$21 million) in the Electric and Natural Gas Margins table above.

•
Winter temperatures in 2015 were warmer compared with 2014, as heating degree-days decreased 19%. The effect of weather decreased margins by an estimated $10 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$20 million) and the effect of weather (estimate) on fuel and purchased power (+$10 million) in the Electric and Natural Gas Margins table above.

•
The exclusion of transmission revenues and substantially all transmission charges from the FAC beginning May 30, 2015, which decreased margins by $6 million. The change in margins as a result of the changes to the FAC is the sum of FAC exclusion of transmission services charges (-$7 million) and transmission services revenues (+$1 million) in the Electric and Natural Gas Margins table above.

Ameren Missouri's natural gas margins were comparable between years.
Ameren Illinois

Ameren Illinois' electric margins increased by $84 million, or 7%, in 2015 compared with 2014 driven by increases in Ameren Illinois Electric Distribution ($49 million) and Ameren Illinois Transmission ($35 million) margins.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution's revenues increased $129 million in 2015 compared with 2014, primarily because of higher power supply costs as a result of increased MISO capacity prices. Ameren Illinois Electric Distribution has a cost recovery mechanism for power purchased and transmission services incurred on behalf of its electric distribution customers. These pass-through costs do not affect Ameren Illinois Electric Distribution's margins, as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois Electric Distribution's margins increased $49 million, or 5%, in 2015 compared with 2014. The following items had a favorable effect on Ameren Illinois Electric Distribution's electric margins:

•
Revenues increased by $34 million, primarily due to an increase in rate base of 8% and higher recoverable costs in 2015 compared with 2014 under formula ratemaking pursuant to the IEIMA. These revenues were reduced by a lower return on equity due to a reduction in 30-year United States Treasury bond yields, which decreased 50 basis points in 2015 compared with 2014.

•	A January 2015 ICC order regarding Ameren Illinois' cumulative power usage cost and its purchased power rider mechanism, which caused electric revenues to increase by $15 million compared with 2014.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas' revenues decreased $193 million in 2015 compared with 2014 because of lower natural gas commodity prices and lower sales volumes due to weather. Ameren Illinois Natural Gas has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased natural gas costs do not affect Ameren Illinois Natural Gas' margins, as any change in costs is offset by a corresponding change in revenues.
Ameren Illinois Natural Gas' margins decreased $18 million, or 4%, in 2015 compared with 2014. Winter temperatures in 2015 were warmer compared with 2014, as heating degree-days decreased 18%, which decreased margins by an estimated $10 million. The change in margins due to weather is the sum of the effect of weather (estimate) on revenues (-$72 million) and the effect of weather (estimate) on natural gas purchased for resale (+$62 million) in the Electric and Natural Gas Margins table above.
Ameren Illinois Transmission
Ameren Illinois Transmission's margins increased $35 million, or 23%, in 2015 compared with 2014, as discussed in the Ameren Transmission section below.
Ameren Transmission
Ameren Transmission's margins increased $72 million, or 39%, in 2015 compared with 2014, driven by Ameren Illinois Transmission and ATXI results. The increase in margins for both Ameren Transmission and Ameren Illinois Transmission was primarily due to significant capital investment, which increased rate base by 54% and 27%, respectively, as well as higher recoverable costs in 2015 compared with 2014 under forward-looking formula ratemaking. See Cash Flows from Investing Activities in this section for information regarding capital expenditures, including those for the Illinois Rivers project. Ameren Transmission and Ameren Illinois Transmission margins were reduced by an estimate of the probable customer refunds as a result of the FERC complaint cases regarding the allowed base return on common equity. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the FERC complaint cases.
Other Operations and Maintenance Expenses
2016 versus 2015
Ameren
Other operations and maintenance expenses decreased $18 million in 2016 compared with 2015, primarily because of decreased expenses at Ameren Missouri and Ameren Illinois Natural Gas, partially offset by an increase in expenses at Ameren Illinois Electric Distribution, Ameren Transmission, and other businesses.
Ameren Missouri
Other operations and maintenance expenses were $32 million lower in 2016 compared with 2015. The following items decreased other operations and maintenance expenses between years:

•	MEEIA customer energy efficiency program costs decreased by $34 million in 2016, primarily due to the expiration of MEEIA 2013, partially offset by costs incurred for MEEIA 2016. Electric revenues decreased by a corresponding amount, with no overall effect on net income.

•
Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center discussed below, decreased by $18 million, primarily because of reduced staffing costs and decreased routine maintenance costs, partially offset by higher coal handling charges.

•	Electric distribution maintenance expenditures decreased by $16 million, primarily related to reduced system repair and vegetation management work.

•
Employee benefit costs decreased by $11 million, primarily due to a $6 million reduction in the base level of pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order, and lower medical benefit costs. Electric base rates billed to customers related to pension and postretirement expenses decreased electric revenues by a corresponding amount, with no overall effect on net income.

•	An unrealized MTM gain in 2016 compared with an unrealized MTM loss in 2015 decreased costs by $4 million, resulting from changes in the market value of company-owned life insurance.
The following items increased other operations and maintenance expenses between years:

•
Refueling and maintenance outage costs at the Callaway energy center increased by $26 million, primarily due to costs for the 2016 scheduled refueling and maintenance outage. There was no Callaway refueling and maintenance outage in 2015.

•	Litigation costs increased by $11 million, primarily related to increases in estimated obligations for pending legal claims.

•
Amortization of previously deferred solar rebate costs increased by $9 million, as a result of the April 2015 MoPSC electric rate order. Electric base rates billed to customers increased electric revenues by a corresponding amount, with no overall effect on net income.

•	Storm-related repair costs increased by $7 million.
Ameren Illinois
Other operations and maintenance expenses increased $7 million in 2016 compared with 2015, primarily because of increased expenses at Ameren Illinois Electric Distribution and Ameren Illinois Transmission, partially offset by a reduction in expenses at Ameren Illinois Natural Gas.
Ameren Illinois Electric Distribution
Pursuant to the provisions of the IEIMA's formula rate framework, recoverable electric distribution costs that are not recovered through separate cost recovery mechanisms are included in a revenue requirement reconciliation, which results in a corresponding adjustment to electric revenues, with no overall effect on net income. These recoverable electric distribution costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.

Other operations and maintenance expenses were $6 million higher in 2016 compared with 2015. The following items increased other operations and maintenance expenses between years:

•	Labor costs increased by $6 million, primarily because of staff additions to meet enhanced standards and goals related to the IEIMA.

•	Storm-related repair costs increased by $3 million.

•
Bad debt, customer energy efficiency, and environmental remediation costs increased by $2 million. These expenses are included in cost riders that result in increased electric revenues, with no overall effect on net income.

•	Litigation costs increased by $2 million, primarily related to increases in estimated obligations for pending legal claims.
The following items decreased other operations and maintenance expenses between years:

•	Employee benefit costs decreased by $6 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.

•	Electric distribution operations and maintenance expenditures decreased by $3 million, primarily related to reduced circuit maintenance work, partially offset by increased vegetation management work.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were $4 million lower in 2016 compared with 2015. The following items decreased other operations and maintenance expenses between years:

•
Bad debt, customer energy efficiency, and environmental remediation costs decreased by $10 million. These expenses are included in cost riders that result in lower natural gas revenues, with no overall effect on net income.

•	Employee benefit costs decreased by $5 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
The following items increased other operations and maintenance expenses between years:

•	Repairs and compliance expenditures increased by $8 million, primarily related to increased pipeline integrity and storage field maintenance.

•	Litigation costs increased by $2 million, primarily related to increases in estimated obligations for pending legal claims.
Ameren Illinois Transmission
Other operations and maintenance expenses were $5 million higher in 2016 compared with 2015, primarily because of an increase in system operations and labor costs.

Ameren Transmission
Pursuant to the provisions of the FERC's formula rate framework, recoverable transmission costs that are not recovered through separate cost recovery mechanisms are included in Ameren Transmission's and Ameren Illinois Transmission's revenue requirement reconciliations, which result in corresponding adjustments to electric revenues, with no overall effect on net income. These recoverable transmission costs are included in other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes.
Other operations and maintenance expenses increased $4 million in 2016 compared with 2015, primarily because of an increase in system operations and labor costs.
2015 versus 2014
Ameren
Other operations and maintenance expenses increased $10 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Illinois Electric Distribution and Ameren Transmission, partially offset by a reduction in expenses at Ameren Missouri. Other operations and maintenance expenses were comparable between years at Ameren Illinois Natural Gas.
Ameren Missouri
Other operations and maintenance expenses were $14 million lower in 2015 compared with 2014. The following items decreased other operations and maintenance expenses between years:

•
Refueling and maintenance outage costs at the Callaway energy center decreased by $27 million. There was no refueling outage scheduled in 2015; however, $9 million in preparation costs were incurred in 2015 for the 2016 scheduled outage.

•	Employee benefit costs decreased by $9 million, primarily due to a change in pension and postretirement expenses allowed in rates as a result of the April 2015 MoPSC electric rate order.

•	Disposal costs for low-level radioactive nuclear waste decreased by $8 million.

•	Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, decreased by $6 million, primarily because of fewer major outages.

•	Bad debt expense decreased by $3 million, due to improved customer collections.
The following items increased other operations and maintenance expenses between years:

•	Amortization of previously-deferred solar rebate costs increased by $17 million as a result of the April 2015 MoPSC electric rate order.

•	MEEIA customer energy efficiency program costs increased by $16 million in 2015, primarily due to program enhancements and increased customer participation.

•	An unrealized MTM loss in 2015 compared with an unrealized MTM gain in 2014 increased costs by $3 million, resulting from changes in the market value of company-owned life insurance.

•	Electric distribution maintenance expenditures increased by $2 million, primarily related to increased system repair work.
Ameren Illinois
Other operations and maintenance expenses increased $26 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Illinois Electric Distribution. Other operations and maintenance expenses were comparable between years at Ameren Illinois Natural Gas and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $25 million higher in 2015 compared with 2014. The following items increased other operations and maintenance expenses between years:

•	Bad debt, customer energy efficiency, and environmental remediation costs increased by $10 million.

•	Circuit maintenance and system repair work increased by $7 million, primarily related to regulatory compliance requirements.

•	Labor costs increased by $5 million, primarily because of staff additions to meet enhanced standards and goals related to the IEIMA and higher wages.

•	Storm-related repair costs increased by $3 million.

•	Employee benefit costs increased by $3 million, primarily due to higher pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
Ameren Transmission
Other operations and maintenance expenses increased $7 million in 2015 compared with 2014, primarily because of increased expenses at ATXI, resulting from an increase in support services, labor costs and consulting expenditures.
Provision for Callaway Construction and Operating License
Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site in 2015. As a result of this decision, in 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for the previously capitalized COL costs.

Depreciation and Amortization
2016 versus 2015
Ameren
Depreciation and amortization expenses increased $49 million in 2016 compared with 2015, primarily because of increased expenses at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, as discussed below.
Ameren Missouri
Depreciation and amortization expenses increased $22 million, primarily because of electric system capital additions and increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $24 million, primarily because of increased expenses at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, as discussed below.
Ameren Illinois Electric Distribution
Depreciation and amortization expenses increased $14 million, primarily because of capital additions.
Ameren Illinois Natural Gas
Depreciation and amortization expenses increased $3 million, primarily because of capital additions.
Ameren Illinois Transmission
Depreciation and amortization expenses increased $7 million, primarily because of capital additions.
Ameren Transmission
Depreciation and amortization expenses increased $10 million, primarily because of capital additions at Ameren Illinois Transmission.
2015 versus 2014
Ameren
Depreciation and amortization expenses increased $51 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, as discussed below.

Ameren Missouri
Depreciation and amortization expenses increased $19 million, primarily because of multiple significant electric projects completed in 2014 and increased depreciation rates resulting from the April 2015 MoPSC electric rate order.
Ameren Illinois
Depreciation and amortization expenses increased $32 million, primarily because of increased expenses at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, as discussed below.
Ameren Illinois Electric Distribution
Depreciation and amortization expenses increased $15 million, primarily because of capital additions.
Ameren Illinois Natural Gas
Depreciation and amortization expenses increased $11 million, primarily because of capital additions.
Ameren Illinois Transmission
Depreciation and amortization expenses increased $6 million, primarily because of capital additions.
Ameren Transmission
Depreciation and amortization expenses increased $7 million, primarily because of capital additions at Ameren Illinois Transmission.
Taxes Other Than Income Taxes
2016 versus 2015
Ameren
Taxes other than income taxes decreased $6 million in 2016 compared with 2015, primarily because of decreased expenses at Ameren Missouri, partially offset by increased expenses at Ameren Illinois Natural Gas and Ameren Transmission, as discussed below. Taxes other than income taxes were comparable between years at Ameren Illinois Electric Distribution. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
Ameren Missouri
Taxes other than income taxes decreased $10 million, primarily because of decreased gross receipts taxes resulting from lower residential and commercial electric revenues and because of a decrease in property taxes. Electric revenues for gross receipts taxes decreased by an amount corresponding to the reduction in gross receipts taxes, with no overall effect on net income.

Ameren Illinois
Taxes other than income taxes increased $2 million, primarily because of increased expenses at Ameren Illinois Natural Gas, as discussed below. Taxes other than income taxes were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Natural Gas
Taxes other than income taxes increased $2 million, primarily because of an increase in Illinois state natural gas invested capital taxes.
Ameren Transmission
Taxes other than income taxes increased $2 million, primarily because of an increase in property taxes at ATXI.
2015 versus 2014
Ameren
Taxes other than income taxes increased $5 million in 2015 compared with 2014, primarily because of increased expenses at Ameren Missouri, partially offset by decreased expenses at Ameren Illinois Natural Gas, as discussed below. Taxes other than income taxes were comparable between years at Ameren Illinois Electric Distribution and Ameren Transmission.
Ameren Missouri
Taxes other than income taxes increased $13 million, primarily because of increased property taxes resulting from both higher tax rates and assessed property tax values, and increased gross receipts taxes resulting from higher electric service rates.
Ameren Illinois
Taxes other than income taxes decreased $8 million, primarily because of decreased expenses at Ameren Illinois Natural Gas, as discussed below. Taxes other than income taxes were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Natural Gas
Taxes other than income taxes decreased $7 million, primarily because of decreased gross receipts taxes resulting from lower natural gas sales prices and volumes.
Other Income and Expenses
2016 versus 2015
Ameren
Other income, net of expenses, was comparable between years at Ameren, Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. See Note 6 – Other Income and Expenses under Part II, Item 8, of this report for additional information.

Ameren Illinois
Other income, net of expenses, was comparable between years at Ameren Illinois, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission.
2015 versus 2014
Ameren
Other income, net of expenses, decreased $13 million in 2015 compared with 2014, primarily because of a $5 million increase in donations at Ameren (parent) due to the timing of charitable contributions and a decrease in other income, net of expenses, at Ameren Missouri and Ameren Transmission, partially offset by an increase in other income, net of expenses, at Ameren Illinois Electric Distribution, as discussed below. Other income, net of expenses, was comparable between years at Ameren Illinois Natural Gas.
Ameren Missouri
Other income, net of expenses, decreased $7 million, primarily because of a decrease in the allowance for equity funds used during construction, as multiple significant electric capital projects were completed in 2014.
Ameren Illinois
Other income, net of expenses, was comparable between years. Other income, net of expenses, was lower at Ameren Illinois Transmission, partially offset by an increase in other income, net of expenses, at Ameren Illinois Electric Distribution, as discussed below. Other income, net of expenses, was comparable between years at Ameren Illinois Natural Gas.
Ameren Illinois Electric Distribution
Other income, net of expenses, increased $4 million, primarily because of increased interest income on the IEIMA 2013, 2014, and 2015 revenue requirement reconciliation regulatory assets.
Ameren Illinois Transmission
Other income, net of expenses, decreased $4 million, primarily because of decreased income from customer-requested construction.
Ameren Transmission
Other income, net of expenses, decreased $4 million, primarily because of decreased income from customer-requested construction at Ameren Illinois Transmission.

Interest Charges
2016 versus 2015
Ameren
Interest charges increased $27 million in 2016 compared with 2015, because of an approximately $475 million increase in average outstanding debt and an increase in the cost of debt at Ameren (parent). Ameren (parent) issued senior unsecured notes in November 2015 to repay lower-cost short-term debt incurred primarily in connection with the funding of increasing ATXI investments. An increase in interest charges at Ameren Transmission was partially offset by a decrease in interest charges at Ameren Missouri, as discussed below. Interest charges were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
Ameren Missouri
Interest charges decreased $8 million, primarily because of a decrease in average outstanding debt.
Ameren Illinois
Interest charges increased $9 million, primarily because of an increase in interest charges at Ameren Illinois Transmission. Interest charges were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
Ameren Illinois Transmission
Interest charges increased $9 million, primarily because of an increase in Ameren Illinois' average outstanding debt, interest charges on regulatory liabilities, and a decrease in the allowance for funds used during construction because of a reduction in construction work in progress as more projects were placed in service in 2016.
Ameren Transmission
Interest charges increased $23 million, primarily because of an increase in ATXI's and Ameren Illinois' average outstanding debt and an increase in the cost of debt.
2015 versus 2014
Ameren
Interest charges increased $14 million in 2015 compared with 2014, primarily because of increases in interest charges at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, as discussed below. The increases were offset, in part, by a reduction in interest charges at Ameren (parent) of $15 million, primarily because of a decrease in average outstanding debt. Ameren (parent) repaid senior unsecured notes in May 2014, with proceeds from commercial paper issuances. Ameren (parent) issued senior unsecured notes in November 2015, the proceeds of which were used to repay commercial paper borrowings.

Ameren Missouri
Interest charges increased $8 million, primarily because of a decrease in the allowance for funds used during construction, as multiple significant electric projects were completed in 2014, and because of an increase in average outstanding debt.
Ameren Illinois
Interest charges increased $19 million, primarily because of an increase in average outstanding debt.
Ameren Illinois Electric Distribution
Interest charges increased $8 million, because of an increase in Ameren Illinois' average outstanding debt, and the absence in 2015 of a reduction from an ICC rate order received in December 2014, which partially reversed a charge recorded in 2013 that had disallowed the recovery from customers of certain debt premium costs.
Ameren Illinois Natural Gas
Interest charges increased $7 million, because of an increase in Ameren Illinois' average outstanding debt, and the absence in 2015 of a reduction from an ICC rate order received in December 2014, which partially reversed a charge recorded in 2013 that had disallowed the recovery from customers of certain debt premium costs.
Ameren Illinois Transmission
Interest charges increased $4 million, primarily because of an increase in Ameren Illinois' average outstanding debt.
Ameren Transmission
Interest charges increased $9 million, because of increased borrowings at ATXI and an increase in average outstanding debt at Ameren Illinois Transmission.
Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren	37%	38%	39%
Ameren Missouri	38%	37%	37%
Ameren Illinois	38%	37%	41%
Ameren Illinois Electric Distribution	38%	36%	40%
Ameren Illinois Natural Gas	39%	40%	43%
Ameren Illinois Transmission	38%	37%	42%
Ameren Transmission	39%	38%	42%
See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois.

2016 versus 2015
Ameren
The effective tax rate was comparable between years. The one percentage point reduction in the 2016 effective tax rate, as compared to the 2015 effective tax rate, was primarily a result of the recognition of tax benefits associated with share-based compensation resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. This reduction was partially offset by a higher effective tax rate in 2016 as compared to 2015 at Ameren Illinois Electric Distribution, as discussed below. The effective tax rate was comparable between years at Ameren Missouri, Ameren Illinois Natural Gas, and Ameren Transmission.
Ameren Illinois
The effective tax rate was comparable between years. The effective tax rate was higher at Ameren Illinois Electric Distribution, primarily because of items detailed below. The effective tax rate was comparable between years at Ameren Illinois Natural Gas and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
The effective tax rate was higher, primarily because of lower tax benefits from certain depreciation differences on property-related items.
2015 versus 2014
Ameren
The effective tax rate was comparable between years. The effective tax rate was lower in 2015 as compared to 2014 at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, primarily because of items detailed below. The effective tax rate was comparable between years at Ameren Missouri.
Ameren Illinois
The effective tax rate was lower, primarily because of items discussed at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission below. The Illinois statutory income tax rate was 9.5% in 2014 and decreased to 7.75% in 2015.
Ameren Illinois Electric Distribution
The effective tax rate was lower, primarily because of a reduced Illinois state statutory rate in 2015, as well as higher tax benefits from certain depreciation differences on property-related items and fewer non-tax deductible costs.
Ameren Illinois Natural Gas

The effective tax rate was lower, primarily because of a reduced Illinois state statutory rate in 2015 and the 2014 impacts on accumulated deferred income taxes of reducing the state statutory rate.
Ameren Illinois Transmission
The effective tax rate was lower, primarily because of a reduced Illinois state statutory rate in 2015, as well as higher tax benefits from certain depreciation differences on property-related items and higher non-taxable income.
Ameren Transmission
The effective tax rate was lower, primarily because of a reduced Illinois state statutory rate in 2015, as well as higher tax benefits from certain depreciation differences on property-related items and higher non-taxable income at Ameren Illinois Transmission.
Income (Loss) from Discontinued Operations, Net of Taxes
No material activity was recorded associated with discontinued operations in 2016. In 2015, based on completion of the IRS audit of Ameren’s 2013 tax year, Ameren recognized a tax benefit of $53 million due to the resolution of an uncertain tax position from discontinued operations. No material activity was recorded associated with discontinued operations in 2014. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Our tariff-based gross margins are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren Illinois, other short-term borrowings from affiliates to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures primarily with cash provided by operating activities and short-term and long-term debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2016, for the Ameren Companies. The working capital deficit as of December 31, 2016, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.5 billion of liquidity at December 31, 2016.
The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015, and 2014:

	Net Cash Provided by (Used in) Operating Activities			Net Cash Provided by (Used in) Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Ameren(a) – continuing operations	$2,124	$2,035	$1,571	$(2,141)	$(1,951)	$(1,856)	$(265)	$232	$127
Ameren(a) – discontinued operations	(1)	(4)	(6)	—	(25)	139	—	—	—
Ameren Missouri	1,169	1,247	950	(934)	(724)	(837)	(434)	(325)	(113)
Ameren Illinois	803	763	445	(918)	(913)	(828)	44	220	383

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities

Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. Each of these types of regulatory mechanisms have different recovery periods from when we pay a cost that is included in a regulatory mechanism until we receive cash from customers. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly impact the amount and timing of our cash provided by operating activities. See Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about our rate-adjustment mechanisms.
2016 versus 2015
Ameren
Ameren’s cash from operating activities associated with continuing operations increased $89 million in 2016, compared with 2015. The following items contributed to the increase:

•	A $126 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items.

•	A $70 million decrease in pension and postretirement benefit plan contributions.

•	A $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach that occurred in 2005.

•
A $40 million increase in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $38 million decrease in payments for purchased power compared with amounts collected from Ameren Illinois customers through a rider mechanism.

•	A $37 million decrease in coal inventory purchases at Ameren Missouri, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A $33 million decrease in expenditures for customer energy efficiency program costs compared with amounts collected from customers.

•
A $19 million increase in cash associated with the recovery of Ameren Illinois' transmission revenue requirement reconciliation adjustments. The 2014 transmission revenue requirement reconciliation adjustment was recovered from customers in 2016, while the 2013 revenue requirement reconciliation adjustment was refunded to customers in 2015.

The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations between years:

•	A $166 million decrease resulting from the change in customer receivable balances.

•	A $94 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•
A $23 million increase in interest payments, primarily due to an increase in the cost and amount of outstanding debt of Ameren (parent) and an increase in the average outstanding debt at Ameren Illinois.

•	A $20 million increase in payments for the refueling and maintenance outage at Ameren Missouri's Callaway energy center. There was no refueling and maintenance outage in 2015.

•	A $9 million increase in labor costs at Ameren Illinois, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $7 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and IEIMA projects.
Ameren’s cash from operating activities associated with discontinued operations was immaterial in both 2016 and 2015.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $78 million in 2016, compared with 2015. The following items contributed to the decrease:

•	A $142 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $94 million decrease in net energy costs collected from customers under the FAC.

•	A $20 million increase in payments for the refueling and maintenance outage at the Callaway energy center. There was no refueling and maintenance outage in 2015.

The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between years:

•	A $45 million decrease in income tax payments, pursuant to the tax allocation agreement with Ameren (parent), primarily related to higher deductions related to increased capital expenditures in 2016.

•	A $42 million insurance receipt related to the Taum Sauk breach that occurred in December 2005.

•	A $37 million decrease in coal inventory purchases, as additional coal was purchased in 2015 to compensate for delivery disruptions experienced in 2014.

•	A $33 million decrease in pension and postretirement benefit plan contributions.

•	A $11 million decrease in expenditures for customer energy efficiency program costs compared with amounts collected from customers.

Ameren Illinois
Ameren Illinois’ cash from operating activities increased $40 million in 2016, compared with 2015. The following items contributed to the increase:

•
A $58 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, which was partially offset by the change in customer receivable balances.

•
A $40 million increase in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $38 million decrease in payments for purchased power, compared with amounts collected from customers through a rider mechanism.

•	A $22 million decrease in pension and postretirement benefit plan contributions.

•	A $22 million decrease in expenditures for customer energy efficiency program costs compared with amounts collected from customers.

•
A $19 million increase in cash associated with the recovery of transmission revenue requirement reconciliation adjustments. The 2014 transmission revenue requirement reconciliation adjustment was recovered from customers in 2016, while the 2013 revenue requirement reconciliation adjustment was refunded to customers in 2015.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•
Income tax payments of $8 million in 2016, compared with income tax refunds of $113 million in 2015. During 2015, Ameren Illinois used net operating loss carryforwards from prior years, resulting in a reduction in payments. Ameren Illinois also had higher deductions for increased capital expenditures in 2015.

•	A $9 million increase in labor costs primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $7 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.

•	A $7 million increase in interest payments, primarily due to an increase in the average outstanding debt, including senior secured notes issued in December 2015.
2015 versus 2014
Ameren
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

•
A $137 million increase in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments, as Ameren Illinois collected $69 million from customers in 2015 and refunded $68 million to customers in 2014.

•	A $57 million decrease in Ameren Missouri rebate payments provided for customer-installed solar generation, as the rebate program was substantially completed by the end of 2014.

•	A $33 million increase in natural gas commodity costs collected from customers under the PGAs, primarily related to Ameren Illinois.

•	A $31 million decrease in the cost of natural gas held in storage caused primarily by lower natural gas prices.

•
A $19 million decrease in payments for nuclear refueling and maintenance outages at the Ameren Missouri Callaway energy center. There was no refueling and maintenance outage in 2015; however, there were cash expenditures related to the planned 2016 spring outage made in 2015.

The following items partially offset the increase in Ameren's cash from operating activities associated with continuing operations during 2015, compared with 2014:

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

•	A $24 million increase in pension and postretirement benefit plan contributions.

•	A $7 million increase in property tax payments at Ameren Missouri caused by both higher assessed property tax values and tax rates.

•	A $7 million increase in expenditures for customer energy efficiency programs compared with amounts collected from Ameren Illinois customers.
Ameren’s cash from operating activities associated with discontinued operations was comparable between 2015 and 2014.

Ameren Missouri
Ameren Missouri’s cash from operating activities increased $297 million in 2015, compared with 2014. The following items contributed to the increase:

•	A $149 million increase in net energy costs collected from customers under the FAC.

•
A $143 million decrease in income taxes paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to a change in the tax treatment for generation repairs adopted in 2013, which increased payments in 2014.

•	A $57 million decrease in rebate payments provided for customer-installed solar generation, as the rebate program was substantially completed by the end of 2014.

•	A $37 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $19 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2015; however, there were cash expenditures related to the 2016 spring outage made in 2015.

The following items partially offset the increase in Ameren Missouri's cash from operating activities during 2015, compared with 2014:

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

•	An $11 million increase in pension and postretirement benefit plan contributions.

•	A $7 million increase in property tax payments caused by both higher assessed property tax values and tax rates.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $318 million in 2015, compared with 2014. The following items contributed to the increase:

•
A $137 million increase in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments, as $69 million was collected from customers in 2015 and $68 million was refunded to customers in 2014.

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

•	A $31 million increase in natural gas commodity costs collected from customers under the PGA.

•	A $26 million decrease in the cost of natural gas held in storage caused primarily by lower natural gas prices.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities during 2015, compared with 2014:

•
A net $17 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes, partially offset by the effect of credit rating upgrades.

•	A $12 million increase in pension and postretirement benefit plan contributions.

•	A $7 million increase in expenditures for customer energy efficiency programs compared with amounts collected from customers.
Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2016, its investment performance in 2016, and its pension funding policy, Ameren expects to make annual contributions of $50 million to $70 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In 2016, Ameren contributed $57 million to its pension plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
2016 versus 2015
Ameren's cash used in investing activities associated with continuing operations increased by $190 million during 2016, compared with 2015. Capital expenditures increased $159 million, primarily because of increased transmission expenditures, which included a $41 million increase at ATXI primarily related to the Illinois Rivers project, and increased Ameren Missouri and Ameren Illinois capital expenditures.
During 2016, there was no cash used in investing activities associated with discontinued operations. During 2015, Ameren’s cash used in investing activities associated with discontinued operations consisted of a $25 million payment for a liability associated with the New AER divestiture.
Ameren Missouri’s cash used in investing activities

increased by $210 million during 2016, compared with 2015. Capital expenditures increased $116 million, primarily related to electric distribution system reliability and energy center projects. Additionally, there was an increase in net advances to the money pool of $89 million.
Ameren Illinois’ cash used in investing activities increased by $5 million during 2016, compared with 2015, because of increased capital expenditures, primarily related to qualified investments in natural gas infrastructure under the QIP rider, storm restoration costs, and reliability.
2015 versus 2014
Ameren's cash used in investing activities associated with continuing operations increased by $95 million during 2015, compared with 2014. Capital expenditures increased $132 million, because of increased transmission expenditures, which included a $174 million increase at ATXI, primarily related to the Illinois Rivers project, and increased Ameren Illinois capital expenditures, partially offset by decreased expenditures at Ameren Missouri.
During 2015, Ameren’s cash used in investing activities associated with discontinued operations consisted of a $25 million payment for a liability associated with the New AER divestiture. During 2014, cash provided by investing activities associated with Ameren’s discontinued operations consisted of $152 million received from Rockland Capital for the sale of the Elgin, Gibson City, and Grand Tower natural-gas-fired energy centers in January 2014, offset by payment of $13 million to IPH for the final working capital adjustment and certain liabilities associated with the New AER divestiture.
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
Ameren Illinois’ cash used in investing activities increased by $85 million during 2015, compared with 2014, because of increased capital expenditures, primarily for reliability and IEIMA projects.
Capital Expenditures
The following table presents the capital expenditures by the Ameren Companies for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren(a)	$2,076	$1,917	$1,785
Ameren Missouri	738	622	747
Ameren Illinois(b)	924	918	835

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and the elimination of intercompany transfers.

(b)	See Note 16 – Segment Information under Part II, Item 8, of this report for additional information on Ameren Illinois' capital expenditures by segment.
Ameren’s 2016 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $416 million primarily on the Illinois Rivers project. Ameren Illinois spent $273 million on transmission projects and $109 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2015 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $375 million primarily on the Illinois Rivers project. Ameren Illinois spent $294 million on transmission projects and $134 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as to fund various Ameren Missouri energy center upgrades.
Ameren’s 2014 capital expenditures consisted of expenditures made by its subsidiaries including ATXI, which spent $201 million on the Illinois Rivers project. Ameren Missouri spent $101 million for electrostatic precipitator upgrades at its Labadie energy center, $33 million for the replacement of the nuclear reactor vessel head at its Callaway energy center, and $16 million for the construction of the O’Fallon energy center. Ameren Illinois spent $295 million on transmission projects and $89 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois, as well as to fund various Ameren Missouri energy center upgrades.
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
The following table presents Ameren's estimate of capital expenditures that will be incurred from 2017 through 2021, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations. Ameren expects to continue to allocate more of its capital expenditures to Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission based, in part, on the constructive regulatory frameworks within which they operate.

	2017	2018-2021			Total
Ameren Missouri	$785	$3,070	-	$3,395	$3,855	-	$4,180
Ameren Illinois Electric Distribution	480	1,965	-	2,165	2,445	-	2,645
Ameren Illinois Natural Gas	255	1,110	-	1,225	1,365	-	1,480
Ameren Illinois Transmission	375	1,760		1,950	2,135		2,325
ATXI	325	240	-	265	565	-	590
Other	5	10	-	15	15	-	20
Ameren	$2,225	$8,155	-	$9,015	$10,380	-	$11,240
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
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, mercury, and CO2 emissions from its coal-fired energy centers. See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital expenditures to comply with such laws and regulations.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is driven by our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the dividends declared by Ameren's board of directors, and our long-term debt maturities, among other things.
2016 versus 2015
Ameren's financing activities associated with continuing operations used net cash of $265 million in 2016, compared with providing net cash of $232 million in 2015. The timing of short-term and long-term debt issuances, net of their repayments, resulted in $413 million less cash provided by financing activities in 2016, compared to 2015. No cash from financing activities was used for discontinued operations during 2016.
Ameren Missouri’s cash used in financing activities increased by $109 million in 2016, compared with 2015, primarily because of a $149 million decrease in cash provided by short-term and long-term debt activity. This was partially offset by a $40 million decrease in cash paid to Ameren (parent), net of capital contributions received.
Ameren Illinois' cash provided by financing activities decreased by $176 million in 2016, compared with 2015. Short-term and long-term debt issuances, net of their repayments, resulted in $39 million less cash provided by financing activities in 2016, compared with 2015. Additionally, there was a $110 million increase in dividends paid to Ameren (parent).
2015 versus 2014
Ameren's cash provided by financing activities associated with continuing operations increased $105 million in 2015, compared with 2014. Short-term and long-term debt issuances, net of their repayments, resulted in $117 million more cash provided by financing activities in 2015, compared with 2014.
Ameren Missouri’s cash used in financing activities increased $212 million in 2015, compared with 2014, primarily because of a $201 million decrease in cash provided by net short-term and long-term debt activity. Additionally, cash paid to Ameren (parent), net of capital contributions received, increased $11 million.
Ameren Illinois' cash provided by financing activities decreased $163 million in 2015, compared with 2014, primarily because of a $175 million decrease in cash provided by net short-term and long-term debt activity, partially offset by a $10 million increase in capital contributions received from Ameren (parent).
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, or proceeds from short-term intercompany borrowings, drawings under the Credit Agreements, or commercial paper issuances. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit agreements, short-term borrowing activity, commercial paper issuances, relevant interest rates, and borrowings under Ameren’s money pool arrangements.
The following table presents Ameren's consolidated liquidity as of December 31, 2016:

Available at December 31, 2016
Ameren and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	296
Missouri Credit Agreement – credit available	704
Ameren and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	211
Less: Ameren Illinois commercial paper outstanding	51
Less: Letters of credit	4
Illinois Credit Agreement – credit available	834
Total Credit Available	$1,538
Cash and cash equivalents	9
Total Liquidity	$1,547

In December 2016, Ameren, Ameren Missouri and Ameren Illinois amended, restated, and extended the maturity dates of their Credit Agreements from December 2019, to December 2021. Borrowings by Ameren under either of the Credit Agreements are due and payable no later than the maturity date, while borrowings by Ameren Missouri and Ameren Illinois are due and payable no later than the earlier of the maturity date or 364 days after the date of such borrowing (subject to the right of each borrower to re-borrow in accordance with the terms of the applicable Credit Agreement). The Credit Agreements are scheduled to mature in December 2021, but the maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the Credit Agreements are available to Ameren to support issuances under Ameren’s commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
The following table presents the maximum aggregate amount available to each borrower under each facility:

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
Ameren has a money pool agreement with and among its

utility subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. As short-term capital needs arise, and based on availability of funding sources, Ameren Missouri and Ameren Illinois will access funds from the utility money pool, the Credit Agreements, or the commercial paper programs depending on which option has the lowest interest rates. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a detailed explanation of the utility money pool arrangement.
The issuance of short-term debt securities by Ameren's utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In February 2016, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 2018. In August 2016, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 2018. In July 2015, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2017.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents our issuances (net of issuance discounts), redemptions, repurchases, and maturities of long-term debt for the years ended December 31, 2016, 2015, and 2014. The Ameren Companies did not issue any common stock or redeem or repurchase any preferred stock during the years ended 2016, 2015, and 2014. In 2016, 2015 and 2014, Ameren Missouri received cash capital contributions as a result of the tax allocation agreement from Ameren (parent). For additional information related to the terms and uses of these issuances and effective registration statements, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2016	2015	2014
Issuances of Long-term Debt
Ameren (parent)
2.70% Senior unsecured notes due 2020	November	$—	$350	$—
3.65% Senior unsecured notes due 2026	November	—	350	—
Ameren Missouri:
3.50% Senior secured notes due 2024	April	—	—	350
3.65% Senior secured notes due 2045	April	—	249	—
3.65% Senior secured notes due 2045	June	149
Ameren Illinois:
4.30% Senior secured notes due 2044	June	—	—	248
3.25% Senior secured notes due 2025	December	—	—	300
4.15% Senior secured notes due 2046	December	240	248	—
Total long-term debt issuances		$389	$1,197	$898
Redemptions, Repurchases, and Maturities of Long-term Debt
Ameren (parent):
8.875% Senior unsecured notes due 2014	May	$—	$—	$425
Ameren Missouri:
5.40% Senior secured notes due 2016	February	260
4.75% Senior secured notes due 2015	April	—	114	—
5.50% Senior secured notes due 2014	May	—	—	104
City of Bowling Green capital lease (Peno Creek CT)	December	6	6	5
Ameren Illinois:
5.90% Series 1993 due 2023(a)	January	—	—	32
5.70% 1994A Series due 2024(a)	January	—	—	36
5.95% 1993 Series C-1 due 2026	January	—	—	35
5.70% 1993 Series C-2 due 2026	January	—	—	8
5.40% 1998A Series due 2028	January	—	—	19
5.40% 1998B Series due 2028	January	—	—	33
6.20% Senior secured notes due 2016	June	54	—	—
6.25% Senior secured notes due 2016	June	75	—	—
Total long-term debt redemptions, repurchases, and maturities		$395	$120	$697
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

Indebtedness Provisions and Other Covenants
At December 31, 2016, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
We consider access to short-term and long-term capital markets to be a significant source of funding for capital requirements not satisfied by cash provided by our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital markets. However, events beyond Ameren's, Ameren Missouri's, and Ameren Illinois' control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.
Dividends and Return of Capital
Ameren paid to its shareholders common stock dividends totaling $416 million, or $1.715 per share, in 2016, $402 million, or $1.655 per share, in 2015, and $390 million, or $1.610 per share, in 2014.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren's board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 10, 2017, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 44 cents per share, payable on March 31, 2017, to shareholders of record on March 14, 2017.
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
At December 31, 2016, the amount of restricted net assets of Ameren's subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $2.1 billion.
The following table presents common stock dividends paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren:

	2016	2015		2014
Ameren Missouri	$355	$575	(a)	$340
Ameren Illinois	110	—		—
Ameren	416	402		390

(a)	Additionally, during 2014, Ameren Missouri returned capital of $215 million to Ameren (parent).
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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2016. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans. These expected pension funding amounts are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Ameren:(a)
Long-term debt and capital lease obligations(b)	$681	$1,421	$450	$4,774	$7,326
Interest payments(c)	502	841	737	4,678	6,758
Operating leases(d)	13	24	21	23	81
Other obligations(e)	1,258	1,408	377	829	3,872
Total cash contractual obligations	$2,454	$3,694	$1,585	$10,304	$18,037
Ameren Missouri:
Long-term debt and capital lease obligations(b)	$431	$964	$100	$2,524	$4,019
Interest payments(c)	352	616	552	3,431	4,951
Operating leases(d)	11	22	19	21	73
Other obligations(e)	751	933	235	370	2,289
Total cash contractual obligations	$1,545	$2,535	$906	$6,346	$11,332
Ameren Illinois:
Long-term debt(b)	$250	$457	$—	$1,900	$2,607
Interest payments(c)	129	181	152	1,195	1,657
Operating leases(d)	1	2	2	1	6
Other obligations(e)	464	463	142	444	1,513
Total cash contractual obligations	$844	$1,103	$296	$3,540	$5,783

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.

(b)
Excludes unamortized discount and premium and debt issuance costs of $50 million, $25 million, and $19 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.

(c)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2016.

(d)
Amounts for certain land-related leases have indefinite payment periods. The annual obligation of $3 million, $2 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, for these items is included in the Less than 1 Year, 1 – 3 Years, and 3 – 5 Years columns. See Leases in Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for additional information.

(e)	See Other Obligations in Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
As of December 31, 2016, Ameren, Ameren Missouri, and Ameren Illinois had no unrecognized tax benefits (detriments) for uncertain tax positions.
Off-Balance-Sheet Arrangements
At December 31, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
Our credit ratings affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and our commercial paper programs, and our collateral posting requirements under commodity contracts.

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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts was $12 million at Ameren and Ameren Missouri at December 31, 2016. Cash collateral posted by external parties with Ameren, Ameren Missouri, and Ameren Illinois were immaterial at December 31, 2016. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody's) at December 31, 2016, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $80 million, $54 million, and $26 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2016, if market prices were 15% higher or lower than December 31, 2016 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company's liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We are seeking to improve our regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks, while also advocating for responsible energy policies. We are seeking to align our overall spending, both operating and capital, with economic conditions and with regulatory frameworks established by our regulators and to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We are focused on minimizing the gap between allowed and earned returns on equity and intend to allocate capital resources to our business opportunities that we expect to offer the most attractive risk-adjusted return potential.
As a part of Ameren's strategic plan, we are pursuing projects to meet our customer energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories, as well as evaluating competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO as they arise. Additionally, Ameren Missouri will make investments over time that will enable it to transition to a more diverse energy portfolio.
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2017 and beyond.

Operations

•
Ameren continues to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The Illinois Rivers project involves the construction of a transmission line from western Indiana across the state of Illinois to eastern Missouri. The last section of this project is expected to be completed by 2019. The Spoon River project, located in northwest Illinois, and the Mark Twain project, located in northeast Missouri, are the other two MISO-approved projects to be constructed by ATXI. Construction activities for the Spoon River project are continuing on schedule and the project is expected to be completed in 2018. The Illinois Rivers and the Spoon River projects have received all of the necessary approvals to authorize their construction. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Before starting construction, ATXI must obtain assents for road crossings from the five counties where the line will be constructed. None of the five county commissions have approved ATXI’s requests for the assents. ATXI is planning to complete the project in 2019; however, further delays in obtaining the assents could delay the completion date. The total investment in all three projects is expected to be more than $575 million from 2017 through 2019. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2017 through 2021 to replace aging infrastructure and improve reliability.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on the rates that became effective on January 1, 2017, and the currently allowed 10.82% return on common equity, the 2017 revenue requirement for Ameren Illinois’ electric transmission business would be $258 million. The 2017 revenue requirement represents a $33 million increase over the revised 2016 revenue requirement, which became effective in September 2016, and was based on a 10.82% return on common equity. These January 2017 rates reflect a capital structure comprised of 51.6% common equity and a projected average rate base of $1.4 billion. Based on the rates that became effective on January 1, 2017, and the currently allowed 10.82% return on equity, the 2017 revenue requirement for ATXI’s electric transmission business would be $171 million. The 2017 revenue requirement represents a $44 million increase over the revised 2016 revenue requirement, which became effective in September 2016, and was based on a 10.82% return on common equity. These January 2017 rates reflect a capital structure comprised of 56.3% common equity and a projected average rate base of $1.1 billion, reflecting additional investment in the Illinois Rivers project.

•
The return on common equity was the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that each challenged the allowed base return on common equity for MISO transmission owners, including Ameren Illinois and ATXI. In September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the allowed base return on common equity to 10.32%, or a 10.82% total return on common equity with the inclusion of the 50 basis point incentive adder for participation in an RTO. The order was consistent with the initial decision an administrative law judge issued in December 2015, and requires customer refunds, with interest, to be issued for the 15-month period ended February 2015. In addition, the new allowed return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. Refunds for the November 2013 complaint case are expected to be issued in the first half of 2017. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which if approved by FERC, would lower the allowed base return on common equity to 9.70%, or a 10.20% total return on equity with the inclusion of the 50 basis point incentive adder for participation in an RTO. It would also require the issuance of customer refunds, with interest, for the 15-month period ended May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. That final order will determine the allowed return on common equity for the 15-month period ended May 2016. That final order will also establish the allowed return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the current 10.82% total return on common equity, which became effective in September 2016. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $7 million and $4 million, respectively, based on each company’s 2017 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective December 31, 2016 balance sheets, representing their estimate of the expected refunds.

•
In July 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. Relating to that request, in February 2017, Ameren Missouri, the MoPSC staff, the MoOPC, and all intervenors filed a unanimous stipulation and agreement with the MoPSC. The stipulation and agreement, which is subject to MoPSC approval, would result in a $3.4 billion revenue requirement, which is a $92 million increase in Ameren Missouri’s annual revenue requirement for electric service compared to its prior revenue requirement established in the MoPSC's April 2015 electric rate order. The stipulation and agreement did not specify the common equity percentage, the rate base, or the allowed return on common equity. The new revenue requirement reflects the current actual sales volumes of the New Madrid Smelter, whose operations remain suspended, as well as other agreed upon sales volumes. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs under the stipulation and agreement would decrease by $54 million from the base level established in the MoPSC's April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, would reduce expenses by $26 million from the base levels established in the MoPSC's April 2015 electric rate order. The stipulation and agreement contemplates that new rates will become effective on or before March 20, 2017.

•
In the first quarter of 2016, Noranda, which was historically Ameren Missouri's largest customer, suspended operations at the New Madrid Smelter and filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In October 2016, Noranda sold the New Madrid Smelter to ARG International AG. Operations at the New Madrid Smelter remain suspended, and Ameren Missouri is uncertain of future sales to the smelter. As a result, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted prospectively by the MoPSC to accurately reflect the actual sales volumes to the New Madrid Smelter. Based on the unanimous stipulation and agreement filed with the MoPSC in February 2017, electric rates are expected to be adjusted in March 2017 to accurately reflect the smelter’s actual sales volumes.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2017 electric distribution service revenues will be based on its 2017 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2017 revenue requirement is expected to be higher than the 2016 revenue requirement because of an expected increase in recoverable costs, expected rate base growth of 5.25%, and an expected increase in the monthly average of United States treasury bonds. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $7 million change in Ameren's and Ameren Illinois' net income, based on its 2017 projected rate base.

•
In December 2016, the ICC issued an order with respect to Ameren Illinois’ annual update filing. The ICC approved a $14 million decrease in Ameren Illinois’ electric distribution service revenue requirement that began in January 2017. These rates have affected, and will continue to affect, Ameren Illinois' cash receipts during 2017, but will not affect its electric distribution service operating revenues, which will instead be determined by Ameren Illinois' recoverable costs, rate base, common equity percentage, and the monthly average of the United States treasury bonds in 2017. The 2017 revenue requirement reconciliation, as discussed above, is expected to result in a regulatory asset that will be collected from customers in 2019.

•
Beginning as early as June 2017, the FEJA will allow Ameren Illinois to earn a return on its electric energy efficiency program investments. Ameren Illinois electric energy efficiency investments will be deferred as a regulatory asset and will earn a return at the company’s weighted average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy efficiency investments can also be increased or decreased by 200 basis points based on the achievement of annual energy savings goals. The FEJA increased the level of electric energy efficiency saving targets through 2030. Based on a formula provided in the act, Ameren Illinois estimates it can annually invest up to $100 million from 2018 through 2021, up to $107 million annually from 2022 through 2025, and up to $114 million annually from 2026 through 2030. The ICC has the ability to lower the electric energy efficiency saving goals if there are insufficient cost effective measures available. The electric energy efficiency program investments and the return on those investments will be recovered through a rider, and will not be included in the IEIMA formula rate process.

•
Beginning in 2017, the FEJA decouples electric distribution revenues established in a rate proceeding from actual sales volumes by providing that any revenue changes driven by actual electric distribution sales volumes differing from sales volumes reflected in that year's rates will be collected from or refunded to customers within two years.

•
Ameren Missouri's next scheduled refueling and maintenance outage at its Callaway energy center will be in fall 2017 and Ameren Missouri expects to incur $32 million of maintenance expenses, which approximates the cost of the spring 2016 outage. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.

•
As we continue to experience cost increases and to make infrastructure investments, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, increased customer use of innovative and increasingly cost-effective technological advances including private generation and storage, increased investments and expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs and higher property taxes, among other costs.

For additional information regarding recent rate orders,

lawsuits, and related appeals and pending requests filed with state and federal regulatory commissions, including the February 2017 unanimous stipulation and agreement filed with the MoPSC that settles Ameren Missouri's July 2016 electric rate case, see Note 2 – Rate and Regulatory Matters and Note 10 – Callaway Energy Center under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
Through 2021, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure with a major portion directed to our transmission and distribution systems. We estimate that we will invest in total up to $11.2 billion (Ameren Missouri – up to $4.2 billion; Ameren Illinois – up to $6.4 billion; ATXI – up to $0.6 billion) of capital expenditures during the period from 2017 through 2021.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA could result in significant increases in capital expenditures and operating costs. These costs could be prohibitive, which could result in the closure of some of Ameren Missouri's coal-fired energy centers. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in rates charged to customers.

•
In February 2016, the United States Supreme Court stayed the Clean Power Plan and all implementation requirements until the legal appeals are concluded. If the rule is ultimately upheld and not rescinded or altered significantly by the new federal administration, Ameren Missouri expects to incur increased net fuel and operating costs, and make new or accelerated capital expenditures, in addition to the costs of making modifications to existing operations in order to achieve compliance. Compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could result in increased operating costs.

•
Ameren Missouri files a nonbinding integrated resource plan with the MoPSC every three years and will file its next plan in 2017. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, was a 20-year plan that supported a more diverse energy portfolio in Missouri, including coal, solar, wind, natural gas, hydro and nuclear power. The plan involves expanding renewable generation, retiring coal-fired generation as those energy centers reach the end of their useful lives, expanding customer energy efficiency programs, and adding natural gas-fired combined cycle generation.

•	The Ameren Companies have multiyear credit agreements

that cumulatively provide $2.1 billion of credit through December 2021, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. By the end of 2018, $803 million and $707 million of senior secured notes are scheduled to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their outstanding short-term debt with long-term debt in 2017. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
In December 2015, a federal tax law was enacted that authorized the continued use of bonus depreciation which allows for an acceleration of deductions for tax purposes at a rate of 50% through 2017. The rate will be reduced to 40% in 2018 and then to 30% in 2019. Bonus depreciation will be phased out in 2020 unless a new law is enacted. Based on existing tax laws, bonus depreciation is expected to reduce or eliminate federal income tax payments through at least 2020. Ameren expects to use this incremental cash flow to make capital investments in utility infrastructure for the benefit of its customers. Without these investments, bonus depreciation would reduce rate base, which reduces our revenue requirements and future earnings growth. The impact of bonus depreciation on the Ameren Companies will vary based on investment levels at each company.

•
As of December 31, 2016, Ameren had $539 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $37 million and Ameren Illinois – $137 million) and $130 million in federal and state income tax credit carryforwards (Ameren Missouri – $29 million and Ameren Illinois – $1 million). In addition, Ameren has $35 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri through 2017 and Ameren Illinois until 2021. Based on existing tax laws, Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to support funding Ameren Transmission investments.

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
We defer costs and recognize revenues that we intend to collect in future rates.

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

•	Ameren Missouri's estimate of revenue recovery under the MEEIA plans
Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates.  Regulatory assets are amortized as the incurred costs are recovered through customer rates.  In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission.  We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  We base our conclusion on certain factors, including, but not limited to, orders issued by our regulatory commissions, legislation, or historical experience, as well as discussions with legal counsel. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months following the end of the annual period in which they are recognized. Ameren Illinois estimates its annual revenue requirement pursuant to the IEIMA for interim periods by using internal forecasted information, such as projected operations and maintenance expenses, depreciation expense, taxes other than income taxes, and rate base, as well as published forecasted data regarding that year's monthly average yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year's actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in costs incurred, investments made, or orders by the ICC or courts can result in a subsequent change in Ameren Illinois' estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost revenues resulting from its MEEIA customer energy efficiency programs. Ameren Missouri uses a MEEIA rider to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets or liabilities for each of the Ameren Companies. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for a listing of regulatory mechanisms used by Ameren Missouri and Ameren Illinois.

Benefit Plan Accounting
Based on actuarial calculations, we accrue costs of providing future employee benefits for the benefit plans we offer our employees. See Note 11 – Retirement Benefits under Part II, Item 8, of this report.

•	Future rate of return on pension and other plan assets

•	Valuation inputs and assumptions used in the fair value measurements of plan assets, excluding those inputs that are readily observable

•	Discount rate

•	Future compensation increase assumption

•	Health care cost trend rates

•	Timing of employee retirements and mortality assumptions

•	Ability to recover certain benefit plan costs from our customers

•	Changing market conditions that may affect investment and interest rate environments
Basis for Judgment
Ameren has defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren has defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Our ultimate selection of the discount rate, health care trend rate, and expected rate of return on pension and other postretirement benefit plan assets is based on our consistent application of assumption-setting methodologies and our review of available historical, current, and projected rates, as applicable. We also make mortality assumptions to estimate our pension and other postretirement benefit obligations. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for these assumptions and the sensitivity of Ameren’s benefit plans to potential changes in these assumptions.
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

Basis for Judgment
The determination of a loss contingency requires significant judgment as to the expected outcome of the contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider the nature of the litigation, the claim or assessment, opinions or views of legal counsel, and the expected outcome of potential litigation, among other things. If no estimate is better than another within our range of estimates, we record as our best estimate of a loss the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved. Contingencies are normally resolved over long periods of time. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.
Accounting for Income Taxes
We record a provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 13 – Income Taxes under Part II, Item 8, of this report.

•	Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations

•	Estimates of the amount and character of future taxable income

•	Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled

•	Effectiveness of implementing tax planning strategies

•	Changes in income tax laws, including amounts subject to income tax, and the regulatory treatment of any tax reform changes

•	Results of audits and examinations by taxing authorities

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including a change in forecasted financial condition and/or results of operations, change in income tax laws, enacted tax rates or amounts subject to income tax, the form, structure, and timing of asset or stock sales or dispositions, changes in the regulatory treatment of any tax reform benefits, and results of audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. See Note 13 – Income Taxes under Part II, Item 8, of this report for the amount of deferred tax assets and uncertain tax positions recorded at December 31, 2016.
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
Impact of New Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.
EFFECTS OF INFLATION AND CHANGING PRICES
Ameren’s rates for retail electric and natural gas utility service are regulated by the MoPSC and the ICC. Nonretail electric rates are regulated by the FERC. Rate regulation is generally based on the recovery of historical or projected costs. As a result, revenue increases could lag behind changing prices. Ameren Illinois participates in the performance-based formula ratemaking process pursuant to the IEIMA for its electric distribution business. Ameren Illinois is required to purchase all of its power through procurement processes administered by the IPA. The cost of procured power can be affected by inflation. Within the IEIMA formula, the monthly average yields of 30-year United States Treasury bonds are the basis for Ameren Illinois’ return on equity. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the earnings of Ameren Illinois’ electric distribution business. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and actual sales volumes, is used to adjust billing rates in a subsequent year.
 The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, customer rates designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years.
Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. The April 2015 MoPSC electric rate order approved Ameren Missouri’s request for continued use of the FAC; however, it changed the FAC to exclude all transmission revenues and substantially all transmission charges. Ameren Missouri is therefore exposed to transmission charges to the extent they exceed transmission revenues. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.
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
The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by one hundred basis points on variable-rate debt outstanding at December 31, 2016:

	Interest Expense	Net Income(a)
Ameren	$8	$(5)
Ameren Missouri	2	(1)
Ameren Illinois	1	(b)

(a)	Calculations are based on an estimated tax rate of 37%, 38%, and 38% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

(b)	Less than $1 million.
Ameren Illinois’ annual return on equity under the formula ratemaking process for its electric distribution business is directly correlated to the average monthly yields of 30-year United States Treasury bonds plus 580 basis points for a calendar year. The yields on such bonds are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $7 million change in Ameren's and Ameren Illinois' net income, based on its 2017 projected rate base.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2016.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2016, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier's receivables relating to Ameren Illinois' distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric distribution and purchased receivables. As of December 31, 2016, Ameren Illinois' balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $31 million. The risk associated with Ameren Illinois' electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2017 assumed return on plan assets of 7.00%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2016, this fund was invested in domestic equity securities (67%) and debt securities (32%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren has company-owned life insurance contracts. These life insurance contracts include equity and debt investments that are exposed to price fluctuations in equity markets and to changes in interest rates.
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
Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their customers.

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
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. Ameren Illinois does not generate earnings based on the resale of power but rather on the delivery of energy. Ameren Illinois purchases power primarily through MISO, with additional procurement events administered by the IPA. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2019. In 2016, acting in its role as provider of last resort, Ameren Illinois supplied power for 23% of its kilowatthour sales to its electric customers. Ameren Illinois expects full recovery of its purchased power costs.
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
Commodity Supplier Risk
The use of ultra-low-sulfur coal is part of Ameren Missouri's environmental compliance strategy. Ameren Missouri has agreements to purchase ultra-low-sulfur coal through 2020 to comply with environmental regulations. The coal contracts are with a single supplier through 2017, and with multiple suppliers beyond 2017. Disruptions to the deliveries of ultra-low-sulfur coal from a supplier could compromise Ameren Missouri's ability to operate in compliance with emission standards. The suppliers of ultra-low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. If Ameren Missouri were to experience a temporary disruption of ultra-low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of ultra-low-sulfur coal were not available, Ameren Missouri would use its existing emission allowances, purchase emission allowances to achieve compliance with environmental regulations, or purchase power necessary to meet demand.
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
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2016. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(27)	$(219)	$(246)
Contracts realized or otherwise settled during the period	13	44	57
Fair value of new contracts entered into during the period	9	4	13
Other changes in fair value	1	(9)	(8)
Fair value of contracts outstanding at end of year, net	$(4)	$(180)	$(184)
The following table presents maturities of derivative contracts as of December 31, 2016, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less Than 1 Year	Maturity 1 – 3 Years	Maturity 3 – 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(4)	$1	$—	$—	$(3)
Level 2(a)	(1)	(5)	—	—	(6)
Level 3(b)	8	(3)	—	—	5
Total	$3	$(7)	$—	$—	$(4)
Ameren Illinois:
Level 1	$2	$—	$—	$—	$2
Level 2(a)	7	(3)	—	—	4
Level 3(b)	(13)	(26)	(28)	(119)	(186)
Total	$(4)	$(29)	$(28)	$(119)	$(180)
Ameren:
Level 1	$(2)	$1	$—	$—	$(1)
Level 2(a)	6	(8)	—	—	(2)
Level 3(b)	(5)	(29)	(28)	(119)	(181)
Total	$(1)	$(36)	$(28)	$(119)	$(184)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Corporation and its subsidiaries (the "Company") at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2017
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Union Electric Company (the "Company") at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2017
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company:
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Illinois Company (the "Company") at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2017

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Electric	$5,196	$5,180	$4,913
Natural gas	880	918	1,140
Total operating revenues	6,076	6,098	6,053
Operating Expenses:
Fuel	745	878	826
Purchased power	621	514	461
Natural gas purchased for resale	341	415	615
Other operations and maintenance	1,676	1,694	1,684
Provision for Callaway construction and operating license (Note 2)	—	69	—
Depreciation and amortization	845	796	745
Taxes other than income taxes	467	473	468
Total operating expenses	4,695	4,839	4,799
Operating Income	1,381	1,259	1,254
Other Income and Expenses:
Miscellaneous income	74	74	79
Miscellaneous expense	32	30	22
Total other income	42	44	57
Interest Charges	382	355	341
Income Before Income Taxes	1,041	948	970
Income Taxes	382	363	377
Income from Continuing Operations	659	585	593
Income (Loss) from Discontinued Operations, Net of Taxes (Note 1)	—	51	(1)
Net Income	659	636	592
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Net Income (Loss) Attributable to Ameren Common Shareholders:
Continuing Operations	653	579	587
Discontinued Operations	—	51	(1)
Net Income Attributable to Ameren Common Shareholders	$653	$630	$586

Earnings per Common Share – Basic:
Continuing Operations	$2.69	$2.39	$2.42
Discontinued Operations	—	0.21	—
Earnings per Common Share – Basic	$2.69	$2.60	$2.42

Earnings per Common Share – Diluted:
Continuing Operations	$2.68	$2.38	$2.40
Discontinued Operations	—	0.21	—
Earnings per Common Share – Diluted	$2.68	$2.59	$2.40

Dividends per Common Share	$1.715	$1.655	$1.610
Average Common Shares Outstanding – Basic	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	243.4	243.6	244.4

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2016	2015	2014

Income from Continuing Operations	$659	$585	$593
Other Comprehensive Income from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(7), $3, and $(7), respectively	(20)	6	(12)
Comprehensive Income from Continuing Operations	639	591	581
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	633	585	575

Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Common Shareholders	—	51	(1)
Comprehensive Income Attributable to Ameren Common Shareholders	$633	$636	$574

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$9	$292
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $19, respectively)	437	388
Unbilled revenue	295	239
Miscellaneous accounts and notes receivable	63	98
Inventories	527	538
Current regulatory assets	149	260
Other current assets	98	88
Assets of discontinued operations (Note 1)	15	14
Total current assets	1,593	1,917
Property, Plant, and Equipment, Net	20,113	18,799
Investments and Other Assets:
Nuclear decommissioning trust fund	607	556
Goodwill	411	411
Regulatory assets	1,437	1,382
Other assets	538	575
Total investments and other assets	2,993	2,924
TOTAL ASSETS	$24,699	$23,640
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$681	$395
Short-term debt	558	301
Accounts and wages payable	805	777
Taxes accrued	46	43
Interest accrued	93	89
Customer deposits	107	100
Current regulatory liabilities	110	80
Other current liabilities	248	279
Liabilities of discontinued operations (Note 1)	26	29
Total current liabilities	2,674	2,093
Long-term Debt, Net	6,595	6,880
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,264	3,885
Accumulated deferred investment tax credits	55	60
Regulatory liabilities	1,985	1,905
Asset retirement obligations	635	618
Pension and other postretirement benefits	769	580
Other deferred credits and liabilities	477	531
Total deferred credits and other liabilities	8,185	7,579
Commitments and Contingencies (Notes 2, 10, and 15)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,556	5,616
Retained earnings	1,568	1,331
Accumulated other comprehensive loss	(23)	(3)
Total Ameren Corporation shareholders’ equity	7,103	6,946
Noncontrolling Interests	142	142
Total equity	7,245	7,088
TOTAL LIABILITIES AND EQUITY	$24,699	$23,640

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$659	$636	$592
Loss (Income) from discontinued operations, net of tax	—	(51)	1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69	—
Depreciation and amortization	835	777	710
Amortization of nuclear fuel	88	97	81
Amortization of debt issuance costs and premium/discounts	22	22	22
Deferred income taxes and investment tax credits, net	386	369	451
Allowance for equity funds used during construction	(27)	(30)	(34)
Share-based compensation costs	17	24	25
Other	4	(10)	(24)
Changes in assets and liabilities:
Receivables	(71)	83	31
Inventories	11	(14)	3
Accounts and wages payable	19	(2)	10
Taxes accrued	13	(22)	(44)
Regulatory assets and liabilities	215	94	(281)
Assets, other	(24)	53	30
Liabilities, other	(10)	(44)	(14)
Pension and other postretirement benefits	(16)	(9)	(10)
Counterparty collateral, net	3	(7)	22
Net cash provided by operating activities – continuing operations	2,124	2,035	1,571
Net cash used in operating activities – discontinued operations	(1)	(4)	(6)
Net cash provided by operating activities	2,123	2,031	1,565
Cash Flows From Investing Activities:
Capital expenditures	(2,076)	(1,917)	(1,785)
Nuclear fuel expenditures	(55)	(52)	(74)
Purchases of securities – nuclear decommissioning trust fund	(392)	(363)	(405)
Sales and maturities of securities – nuclear decommissioning trust fund	377	349	391
Proceeds from note receivable – Marketing Company	—	20	95
Contributions to note receivable – Marketing Company	—	(8)	(89)
Other	5	20	11
Net cash used in investing activities – continuing operations	(2,141)	(1,951)	(1,856)
Net cash provided by (used in) investing activities – discontinued operations	—	(25)	139
Net cash used in investing activities	(2,141)	(1,976)	(1,717)
Cash Flows From Financing Activities:
Dividends on common stock	(416)	(402)	(390)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	257	(413)	346
Redemptions, repurchases, and maturities of long-term debt	(395)	(120)	(697)
Issuances of long-term debt	389	1,197	898
Capital issuance costs	(9)	(12)	(11)
Share-based payments	(83)	(12)	(14)
Other	(2)	—	1
Net cash provided by (used in) financing activities – continuing operations	(265)	232	127
Net change in cash and cash equivalents	(283)	287	(25)
Cash and cash equivalents at beginning of year	292	5	30
Cash and cash equivalents at end of year	$9	$292	$5

Cash Paid (Refunded) During the Year:
Interest (net of $15, $17, and $18 capitalized, respectively)	$358	$335	$333
Income taxes, net	(12)	(15)	(27)

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2016	2015	2014
Common Stock:
Beginning of year	$2	$2	$2
Shares issued	—	—	—
Common stock, end of year	2	2	2
Other Paid-in Capital:
Beginning of year	5,616	5,617	5,632
Share-based compensation activity	(60)	(1)	(15)
Other paid-in capital, end of year	5,556	5,616	5,617
Retained Earnings:
Beginning of year	1,331	1,103	907
Net income attributable to Ameren common shareholders	653	630	586
Dividends	(416)	(402)	(390)
Retained earnings, end of year	1,568	1,331	1,103
Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(3)	(9)	3
Change in deferred retirement benefit costs	(20)	6	(12)
Deferred retirement benefit costs, end of year	(23)	(3)	(9)
Total accumulated other comprehensive loss, end of year	(23)	(3)	(9)
Total Ameren Corporation Shareholders’ Equity	$7,103	$6,946	$6,713

Noncontrolling Interests:
Beginning of year	142	142	142
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Noncontrolling interests, end of year	142	142	142
Total Equity	$7,245	$7,088	$6,855

Common stock shares at end of year	242.6	242.6	242.6

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Electric	$3,394	$3,470	$3,388
Natural gas	128	137	164
Other	1	2	1
Total operating revenues	3,523	3,609	3,553
Operating Expenses:
Fuel	745	878	826
Purchased power	252	111	126
Natural gas purchased for resale	49	57	82
Other operations and maintenance	893	925	939
Provision for Callaway construction and operating license (Note 2)	—	69	—
Depreciation and amortization	514	492	473
Taxes other than income taxes	325	335	322
Total operating expenses	2,778	2,867	2,768
Operating Income	745	742	785
Other Income and Expenses:
Miscellaneous income	52	52	60
Miscellaneous expense	10	11	12
Total other income	42	41	48
Interest Charges	211	219	211
Income Before Income Taxes	576	564	622
Income Taxes	216	209	229
Net Income	360	355	393
Other Comprehensive Income	—	—	—
Comprehensive Income	$360	$355	$393

Net Income	$360	$355	$393
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$357	$352	$390

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$199
Advances to money pool	161	36
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	187	174
Accounts receivable – affiliates	12	54
Unbilled revenue	154	128
Miscellaneous accounts and notes receivable	14	78
Inventories	392	387
Current regulatory assets	35	89
Other current assets	49	41
Total current assets	1,004	1,186
Property, Plant, and Equipment, Net	11,478	11,183
Investments and Other Assets:
Nuclear decommissioning trust fund	607	556
Regulatory assets	619	605
Other assets	327	321
Total investments and other assets	1,553	1,482
TOTAL ASSETS	$14,035	$13,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$431	$266
Accounts and wages payable	444	417
Accounts payable – affiliates	68	56
Taxes accrued	30	31
Interest accrued	54	59
Current regulatory liabilities	12	28
Other current liabilities	123	120
Total current liabilities	1,162	977
Long-term Debt, Net	3,563	3,844
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,013	2,844
Accumulated deferred investment tax credits	53	58
Regulatory liabilities	1,215	1,172
Asset retirement obligations	629	612
Pension and other postretirement benefits	291	234
Other deferred credits and liabilities	19	28
Total deferred credits and other liabilities	5,220	4,948
Commitments and Contingencies (Notes 2, 10, 14, and 15)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,828	1,822
Preferred stock	80	80
Retained earnings	1,671	1,669
Total shareholders’ equity	4,090	4,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,035	$13,851
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$360	$355	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	69	—
Depreciation and amortization	506	476	442
Amortization of nuclear fuel	88	97	81
Amortization of debt issuance costs and premium/discounts	6	6	7
Deferred income taxes and investment tax credits, net	179	82	245
Allowance for equity funds used during construction	(23)	(22)	(32)
Other	5	2	3
Changes in assets and liabilities:
Receivables	5	72	(10)
Inventories	(4)	(39)	8
Accounts and wages payable	(18)	3	25
Taxes accrued	11	1	(197)
Regulatory assets and liabilities	84	117	(68)
Assets, other	(25)	26	52
Liabilities, other	(1)	4	—
Pension and other postretirement benefits	(4)	(2)	1
Net cash provided by operating activities	1,169	1,247	950
Cash Flows From Investing Activities:
Capital expenditures	(738)	(622)	(747)
Nuclear fuel expenditures	(55)	(52)	(74)
Purchases of securities – nuclear decommissioning trust fund	(392)	(363)	(405)
Sales and maturities of securities – nuclear decommissioning trust fund	377	349	391
Money pool advances, net	(125)	(36)	—
Other	(1)	—	(2)
Net cash used in investing activities	(934)	(724)	(837)
Cash Flows From Financing Activities:
Dividends on common stock	(355)	(575)	(340)
Return of capital to parent	—	—	(215)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	—	(97)	97
Money pool borrowings, net	—	—	(105)
Redemptions, repurchases, and maturities of long-term debt	(266)	(120)	(109)
Issuances of long-term debt	149	249	350
Capital issuance costs	(3)	(3)	(3)
Capital contribution from parent	44	224	215
Net cash used in financing activities	(434)	(325)	(113)
Net change in cash and cash equivalents	(199)	198	—
Cash and cash equivalents at beginning of year	199	1	1
Cash and cash equivalents at end of year	$—	$199	$1

Noncash financing activity – capital contribution from parent	$—	$38	$9

Cash Paid During the Year:
Interest (net of $12, $12, and $16 capitalized, respectively)	$209	$212	$203
Income taxes, net	27	72	215
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2016	2015	2014
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,822	1,569	1,560
Capital contribution from parent (Note 1)	6	253	224
Return of capital to parent (Note 1)	—	—	(215)
Other paid-in capital, end of year	1,828	1,822	1,569

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,669	1,892	1,842
Net income	360	355	393
Common stock dividends	(355)	(575)	(340)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,671	1,669	1,892

Total Shareholders’ Equity	$4,090	$4,082	$4,052

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Electric	$1,736	$1,683	$1,522
Natural gas	754	783	976
Total operating revenues	2,490	2,466	2,498
Operating Expenses:
Purchased power	399	420	343
Natural gas purchased for resale	292	358	533
Other operations and maintenance	804	797	771
Depreciation and amortization	319	295	263
Taxes other than income taxes	132	130	138
Total operating expenses	1,946	2,000	2,048
Operating Income	544	466	450
Other Income and Expenses:
Miscellaneous income	21	21	17
Miscellaneous expense	12	12	8
Total other income	9	9	9
Interest Charges	140	131	112
Income Before Income Taxes	413	344	347
Income Taxes	158	127	143
Net Income	255	217	204
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income tax benefit of $(1), $(2), and $(2), respectively	(5)	(3)	(3)
Comprehensive Income	$250	$214	$201

Net Income	$255	$217	$204
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$252	$214	$201

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$—	$71
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	242	204
Accounts receivable – affiliates	10	22
Unbilled revenue	141	111
Miscellaneous accounts receivable	22	19
Inventories	135	151
Current regulatory assets	108	167
Other current assets	25	15
Total current assets	683	760
Property, Plant, and Equipment, Net	7,469	6,848
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	816	771
Other assets	95	113
Total investments and other assets	1,322	1,295
TOTAL ASSETS	$9,474	$8,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$250	$129
Short-term debt	51	—
Accounts and wages payable	264	249
Accounts payable – affiliates	63	66
Taxes accrued	16	13
Interest accrued	33	28
Customer deposits	69	69
Mark-to-market derivative liabilities	15	45
Current environmental remediation	38	28
Current regulatory liabilities	78	39
Other current liabilities	94	86
Total current liabilities	971	752
Long-term Debt, Net	2,338	2,342
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,631	1,480
Accumulated deferred investment tax credits	2	2
Regulatory liabilities	768	732
Pension and other postretirement benefits	346	271
Environmental remediation	162	205
Other deferred credits and liabilities	222	222
Total deferred credits and other liabilities	3,131	2,912
Commitments and Contingencies (Notes 2, 14, and 15)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	967	825
Accumulated other comprehensive income	—	5
Total shareholders’ equity	3,034	2,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,474	$8,903

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$255	$217	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318	292	259
Amortization of debt issuance costs and premium/discounts	14	14	13
Deferred income taxes and investment tax credits, net	154	221	196
Other	(1)	(14)	(19)
Changes in assets and liabilities:
Receivables	(72)	16	(13)
Inventories	15	25	(4)
Accounts and wages payable	12	37	7
Taxes accrued	1	(2)	(7)
Regulatory assets and liabilities	120	(26)	(215)
Assets, other	(3)	17	15
Liabilities, other	(5)	(27)	1
Pension and other postretirement benefits	(8)	(4)	(6)
Counterparty collateral, net	3	(3)	14
Net cash provided by operating activities	803	763	445
Cash Flows From Investing Activities:
Capital expenditures	(924)	(918)	(835)
Other	6	5	7
Net cash used in investing activities	(918)	(913)	(828)
Cash Flows From Financing Activities:
Dividends on common stock	(110)	—	—
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	51	(32)	32
Money pool borrowings, net	—	(15)	(41)
Redemptions, repurchases, and maturities of long-term debt	(129)	—	(163)
Issuances of long-term debt	240	248	548
Capital issuance costs	(4)	(3)	(6)
Capital contribution from parent	—	25	15
Other	(1)	—	1
Net cash provided by financing activities	44	220	383
Net change in cash and cash equivalents	(71)	70	—
Cash and cash equivalents at beginning of year	71	1	1
Cash and cash equivalents at end of year	$—	$71	$1

Cash Paid (Refunded) During the Year:
Interest (net of $3, $5, and $2 capitalized, respectively)	$127	$120	$110
Income taxes, net	8	(113)	(44)

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2016	2015	2014
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	2,005	1,980	1,965
Capital contribution from parent (Note 1)	—	25	15
Other paid-in capital, end of year	2,005	2,005	1,980

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	825	611	410
Net income	255	217	204
Common stock dividends	(110)	—	—
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	967	825	611

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	5	8	11
Change in deferred retirement benefit costs	(5)	(3)	(3)
Deferred retirement benefit costs, end of year	—	5	8
Total accumulated other comprehensive income, end of year	—	5	8

Total Shareholders’ Equity	$3,034	$2,897	$2,661

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS December 31, 2016
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Ameren also has various other subsidiaries that conduct other activities, such as the provision of shared services.

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri. This area has an estimated population of 2.8 million and includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.2 million customers and natural gas service to 0.1 million customers.

•
Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois. Ameren Illinois was incorporated in Illinois in 1923 and is the successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to portions of central and southern Illinois with an estimated population of 3.1 million in an area of 40,000 square miles. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 0.8 million customers.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers, Spoon River, and Mark Twain projects. ATXI is also evaluating competitive electric transmission investment opportunities outside of MISO as they arise.

Ameren's financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated. Unless otherwise stated, these notes to the financial statements exclude discontinued operations for all periods presented.
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
Regulation
We are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. In addition to the cost recovery mechanisms discussed in the Purchased Gas, Power, and Fuel Rate-adjustment Mechanisms section below, Ameren Missouri and Ameren Illinois have approvals from rate regulators to use other cost recovery mechanisms. Ameren Missouri has a pension and postretirement benefit cost tracker, an uncertain tax positions tracker, a renewable energy standards cost tracker, a solar rebate program tracker, and the MEEIA energy efficiency rider. Ameren Illinois' and ATXI's electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois' electric distribution business participates in the performance-based formula ratemaking process established pursuant to the IEIMA. Ameren Illinois also has environmental cost riders, an asbestos-related litigation rider, an energy efficiency rider, a QIP rider, a VBA rider, and a bad debt rider. See Note 2 – Rate and Regulatory Matters for additional information on regulatory assets and liabilities.

The Ameren Illinois asbestos-related litigation rider includes a trust fund that was established when Ameren acquired IP. At December 31, 2016 and 2015, the trust fund balance of $22 million was reflected in "Other assets" on Ameren's and Ameren Illinois' balance sheet. This balance is restricted only for the use of funding certain asbestos-related claims. The rider is subject to the following terms: 90% of the cash expenditures in excess of the amount included in base electric rates is to be recovered from the trust fund. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund.
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
Inventories
Inventories are recorded at the lower of cost or market. Cost is determined by the average-cost method. Inventories are capitalized when purchased and then expensed as consumed or capitalized as plant assets when installed, as appropriate. The following table presents a breakdown of inventories for each of the Ameren Companies at December 31, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Ameren
2016
Fuel(a)	$172	$—	$172
Natural gas stored underground	9	73	82
Other inventories	211	62	273
Total inventories	$392	$135	$527
2015
Fuel(a)	$173	$—	$173
Natural gas stored underground	10	87	97
Other inventories	204	64	268
Total inventories	$387	$151	$538

(a)	Consists of coal, oil, and propane.
Purchased Gas, Power and Fuel Rate-adjustment Mechanisms
Ameren Missouri and Ameren Illinois have various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas and electric fuel and purchased power costs without a traditional rate case proceeding. See Note 2 – Rate and Regulatory Matters for the regulatory assets and liabilities recorded at December 31, 2016 and 2015, related to the rate-adjustment mechanisms discussed below.
In Ameren Missouri’s and Ameren Illinois’ natural gas businesses, changes in natural gas costs are reflected in billings to their customers through PGA clauses. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period.
In Ameren Illinois’ electric distribution business, changes in purchased power and transmission service costs are reflected in billings to its customers through pass-through rate-adjustment clauses. The difference between actual purchased power and transmission service costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period.
Ameren Missouri has a FAC that allows an adjustment of electric rates three times per year for a pass-through to customers of 95% of changes in fuel and purchased power costs, including transportation charges and revenues, net of off-system sales, greater or less than the amount set in base rates, subject to MoPSC prudence review. The difference between the actual amounts incurred for these items and the amounts recovered from Ameren Missouri customers' base rates is deferred as a regulatory asset or liability. The deferred amounts are either billed or refunded to electric customers in a subsequent period. Since May 30, 2015, transmission revenues and substantially all transmission charges are excluded from net energy costs as a result of the April 2015 MoPSC electric rate order.
Property, Plant, and Equipment, Net
We capitalize the cost of additions to and betterments of units of property, plant and equipment. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures, including nuclear refueling and maintenance outages, are expensed as incurred. When units of depreciable property are retired, the original costs, less salvage values, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in

2016, 2015, and 2014 ranged from 3% to 4% of the average depreciable cost.
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
Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the annual allowance for funds used during construction debt and equity blended rates that were applied to construction projects in 2016, 2015, and 2014:

	2016	2015	2014
Ameren Missouri	7%	7%	7%
Ameren Illinois	5%	6%	2%
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois evaluate goodwill for impairment in each of their reporting units as of October 31 each year, or more frequently if events and circumstances change that would more likely than not reduce the fair value of their reporting units below their carrying amounts. Ameren and Ameren Illinois had goodwill of $411 million at October 31, 2016 and October 31, 2015. To determine whether the fair value of a reporting unit is more likely than not greater than its carrying amount, Ameren and Ameren Illinois elect to perform either a qualitative assessment or to bypass the qualitative assessment and perform a two-step quantitative test, on an annual basis. On October 31, 2015, Ameren and Ameren Illinois performed a quantitative test and determined that the estimated fair value of the Ameren Illinois reporting unit significantly exceeded its carrying value as of that date. Based on these results, Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2016.
The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of the Ameren Illinois reporting unit exceeded its carrying value as of October 31, 2016, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill. The following factors, among others, were considered by Ameren and Ameren Illinois when assessing whether it was more likely than not that the fair value of the Ameren Illinois reporting unit exceeded its carrying value for the October 31, 2016, test:

•	macroeconomic conditions, including those conditions within Ameren Illinois’ service territory;

•	pending rate case outcomes and projections of future rate case outcomes;

•	changes in laws and potential law changes;

•	observable industry market multiples;

•	achievement of IEIMA performance metrics and the yield of 30-year United States Treasury bonds;

•	an unexpected further reduction in the FERC-allowed return on equity related to transmission services; and

•	projected operating results and cash flows.
As of December 31, 2016, the Ameren Companies changed the manner in which they assess performance and allocate resources, driven by increasing investment in FERC rate-regulated electric transmission and Ameren Illinois electric distribution and natural gas distribution businesses as well as the unique regulatory environment for each jurisdiction. Ameren now has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois now has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. See Note 16 – Segment Information for additional information related to the change in Ameren’s and Ameren Illinois' segments.
As of the date of the segment change, December 31, 2016, Ameren and Ameren Illinois reassigned goodwill to the new reporting units using a relative fair value allocation approach. The Level 3 fair value hierarchy valuation approach used to reassign goodwill was based on a market participant view and used a weighted combination of a discounted cash flow analysis and a market multiples analysis. Key assumptions used in estimating the fair value of the reporting units included discount and growth rates, utility sector market performance and transactions, and projected operating results and cash flows. As a result of the goodwill reassignment, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2016. The Ameren Transmission reporting unit was reassigned the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit.
In conjunction with the goodwill reassignment, Ameren and Ameren Illinois completed the first step of the quantitative test to determine whether the fair values of the new reporting units exceeded their carrying values as of December 31, 2016. Ameren and Ameren Illinois determined that the estimated fair values of the Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Illinois Transmission, and Ameren Transmission reporting units each exceeded their respective carrying values by at least 40%, indicating no impairment of Ameren’s or Ameren Illinois’ goodwill. The Ameren and Ameren Illinois goodwill that was reassigned to the new reporting units on December 31, 2016, had no accumulated goodwill impairment losses.
Impairment of Long-lived Assets

We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2016 and 2015.

Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates.
Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs based on changes in the estimated fair values of the obligations with a corresponding increase or decrease in the asset book value. Asset book values, reflected within "Property, Plant, and Equipment, Net" on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is recorded within a regulatory asset or liability balance related to AROs. Ameren and Ameren Missouri have a nuclear decommissioning trust fund for the decommissioning of the Callaway energy center. Net realized and unrealized gains and losses within the nuclear decommissioning trust fund are deferred and are currently recorded as a regulatory liability, along with the depreciation of the asset book values, discussed above, and the accretion of the AROs. The depreciation of the asset book values at Ameren Missouri was $31 million, $13 million, and $1 million for the years ended December 31, 2016, 2015, and 2014, respectively, which was recorded as a reduction to the regulatory liability. The depreciation recorded to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. Asset removal costs that do not constitute legal obligations are classified as regulatory liabilities. See Note 2 – Rate and Regulatory Matters.
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2016 and 2015:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2014	$389		$7		$396
Liabilities incurred	3		—		3
Liabilities settled	(1)		(1)		(2)
Accretion in 2015(a)	23		(b)		23
Change in estimates(c)	203		(b)		203
Balance at December 31, 2015	$617	(e)	$6	(d)	$623	(e)
Liabilities incurred	3		—		3
Liabilities settled	(2)		(b)		(2)
Accretion in 2016(a)	25		(b)		25
Change in estimates	1		—		1
Balance at December 31, 2016	$644	(e)	$6	(d)	$650	(e)

(a)	Accretion expense was recorded as a decrease to regulatory liabilities.

(b)	Less than $1 million.

(c)
The ARO increase resulted in a corresponding increase recorded to "Property, Plant, and Equipment, Net." Ameren and Ameren Missouri increased their AROs related to the decommissioning of the Callaway energy center by $99 million to reflect the 2015 cost study and funding analysis filed with the MoPSC, the extension of the estimated operating life until 2044, and a reduction in the discount rate assumption. See Note 10 – Callaway Energy Center for additional information. In addition, as a result of new federal regulations, Ameren and Ameren Missouri recorded an increase of $100 million to their AROs associated with CCR storage facilities. See Note 15 – Commitments and Contingencies for additional information. Ameren and Ameren Missouri also increased their AROs by $4 million due to a change in the estimated retirement dates of the Meramec and Rush Island energy centers as a result of the MoPSC's April 2015 electric rate order.

(d)	Included in “Other deferred credits and liabilities” on the balance sheet.

(e)	Balance included $5 million and $15 million in "Other current liabilities" on the balance sheet as of December 31, 2015 and 2016, respectively.

See the Divestiture Transactions and Discontinued Operations section below for additional information on the AROs related to the abandoned Meredosia and Hutsonville energy centers, which are presented as discontinued operations and therefore not included in the table above.
Noncontrolling Interests
As of December 31, 2016 and 2015, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Operating Revenue
The Ameren Companies record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period.
Ameren Illinois participates in the performance-based formula ratemaking framework pursuant to the IEIMA. In addition, Ameren Illinois' and ATXI's electric transmission service operating revenues are regulated by the FERC. The provisions of the IEIMA and the FERC's electric transmission formula rate framework provide for annual reconciliations of the electric distribution and electric transmission service revenue requirements necessary to reflect the actual recoverable costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. In each of those electric jurisdictions, if the current year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. In each jurisdiction, if the current year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years. See Note 2 – Rate and Regulatory Matters for information regarding Ameren Illinois' revenue requirement reconciliation pursuant to the IEIMA.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri's and Ameren Illinois' prior-period transactions will be resettled outside the routine settlement process because of a change in MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. Revenues are recognized once the resettlement amount is received. There were no material MISO resettlements in 2016, 2015, or 2014.
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
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers certain excise taxes that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri's electric and natural gas businesses and on Ameren Illinois' natural gas business. They are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas,” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on customers and are therefore not included in Ameren Illinois' revenues and expenses. The following table presents the excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas,” and “Operating Expenses – Taxes other than income taxes” for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren Missouri	$151	$156	$151
Ameren Illinois	57	57	64
Ameren	$208	$213	$215
Unamortized Debt Discounts, Premiums, and Issuance Costs
Long-term debt discounts, premiums, and issuance costs are amortized over the lives of the related issuances. Credit agreement fees are amortized over the term of that agreement.
Income Taxes
Ameren uses an asset and liability approach for its financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for transactions that are treated differently for financial reporting and income tax return purposes. These deferred tax assets and liabilities are based on statutory tax rates.

We recognize that regulators will probably reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate increases.
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
Ameren Missouri, Ameren Illinois, and all the other Ameren subsidiary companies are parties to a tax allocation agreement with Ameren (parent) that provides for the allocation of consolidated tax liabilities. The tax allocation agreement specifies that each party be allocated an amount of tax using a stand-alone calculation, which is similar to that which would be owed or refunded had the party been separately subject to tax considering the impact of consolidation. Any net benefit attributable to the parent is reallocated to the other parties. This reallocation is treated as a capital contribution to the party receiving the benefit.
Earnings per Share
Basic earnings per share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 0.8 million, 1.0 million, and 1.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. There were no potentially dilutive securities excluded from the diluted earnings per share calculations for the years ended December 31, 2016, 2015, and 2014.
Capital Contributions and Return of Capital
In 2016, Ameren Missouri received cash capital contributions of $44 million from Ameren (parent) as a result of the tax allocation agreement, which included the accrued capital contribution from 2015.
In 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent) as a result of the tax allocation agreement, which included the Ameren Missouri accrued capital contribution from 2014. Additionally, as of December 31, 2015, Ameren Missouri accrued a $38 million capital contribution related to the same agreement. In 2015, Ameren Illinois received cash capital contributions of $25 million from Ameren (parent).
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
Divestiture Transactions and Discontinued Operations
In December 2013, Ameren completed the divestiture of New AER to IPH. The transaction agreement with IPH provided that if the Elgin, Gibson City, and Grand Tower natural-gas-fired energy centers were subsequently sold by Medina Valley and Medina Valley received additional proceeds from such sale, Medina Valley would pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the $137.5 million previously paid to Genco. In January 2014, Medina Valley completed the sale of the Elgin, Gibson City, and Grand Tower natural-gas-fired energy centers to Rockland Capital for a total purchase price of $168 million. The agreement with Rockland Capital required a portion of the purchase price to be held in escrow until January 31, 2016, to fund certain indemnity obligations, if any, of Medina Valley. The Rockland Capital escrow balance of $14 million and the corresponding payable due to Genco was reflected on Ameren's December 31, 2015, consolidated balance sheet in "Other current assets" and in "Other current liabilities," respectively. In 2016, Medina Valley received the amount held in escrow from Rockland Capital and paid Genco its portion of the escrow.
All matters related to the final tax basis of New AER and the related tax benefit resulting from its divestiture were resolved with the completion of the IRS audit of 2013. During 2015, based on the completion of the IRS audit of 2013, Ameren removed a reserve for unrecognized tax benefits of $53 million recorded in 2013 and recognized a tax benefit from discontinued operations.
The components of the assets and liabilities of Ameren's discontinued operations at December 31, 2016 and 2015, consist primarily of AROs and the related deferred income tax assets associated with the abandoned Meredosia and Hutsonville energy centers.
Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The underlying principle of the guidance is that an entity will recognize revenue for the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities can apply the guidance retrospectively to each reporting period presented, the full retrospective method, or retrospectively by recording a cumulative effect adjustment to retained earnings in the period of initial adoption, the modified retrospective method. The utility industry continues to assess the impacts on accounting for contributions in aid of construction and similar arrangements, and collectibility, among other issues. The outcome of these assessments could have a significant impact on our results of operations and financial position. We plan to complete our assessment of the impacts of this guidance on our results of operations, financial position, presentation and disclosures, and transition method, in the next several months prior to our adoption in the first quarter of 2018.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued authoritative guidance that amends the consolidation analysis for variable interest entities and voting interest entities. The new guidance affects (1) limited partnerships, similar legal entities, and certain investment funds, (2) the evaluation of fees paid to a decision maker or service provider as a variable interest, (3) how fee arrangements impact the primary beneficiary determination, and (4) the evaluation of related party relationships on the primary beneficiary determination. The adoption of this guidance in 2016 did not impact the Ameren Companies' results of operations, financial position, cash flows, or disclosures.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share
In May 2015, to address diversity in practice, the FASB issued authoritative guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV practical expedient. The Ameren Companies have investments measured using the NAV practical expedient within the pension plan and postretirement benefit plan assets. We adopted this guidance on January 1, 2016 and retrospectively updated the presentation of these assets in the fair value hierarchy tables included in Note 11 - Retirement Benefits. The adoption of this guidance did not impact our results of operations, financial position or cash flows.
Financial Instruments - Recognition and Measurement, and Credit Losses
In January 2016, the FASB issued authoritative guidance that addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires an entity to measure equity investments, other than those accounted for under the equity method of accounting, at fair value with changes in fair value recognized in net income. The recognition and measurement guidance will be effective for the Ameren Companies in the first quarter of 2018, and requires changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date. Also, in June 2016, the FASB issued authoritative guidance that requires an entity to recognize an allowance for financial instruments that reflects its current estimate of credit losses expected to be incurred over the life of the financial instruments. The guidance requires an entity to measure expected credit losses based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The credit loss guidance will be effective for the Ameren Companies in the first quarter of 2020, and requires changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date. We are currently assessing the impacts of the new financial instruments guidance on our results of operations, financial position, and disclosures.
Leases
In February 2016, the FASB issued authoritative guidance that requires an entity to recognize assets and liabilities arising from all leases with a term greater than one year. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance will affect the Ameren Companies' financial position by increasing the assets and liabilities recorded relating to their operating leases, which will be recognized and measured at the beginning of the earliest period presented. We are currently assessing the impacts of this guidance for other effects on our results of operations, cash flows and disclosures. We expect to adopt this guidance in the first quarter of 2019. See Note 15 – Commitments and Contingencies for additional information on our leases.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued authoritative guidance that simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Ameren determines for each performance share unit award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or an excess tax deficit. Previously, excess tax benefits were recognized in "Other paid-in capital" on Ameren’s consolidated balance sheet, and in certain cases, excess tax deficits were recognized in “Income taxes” on Ameren’s consolidated income statement. The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur. Ameren adopted this guidance in 2016 and prospectively applied the amendment in this guidance requiring recognition of excess tax benefits and deficits in the income statement, which resulted in recognition of a $21 million income tax benefit and a corresponding $21 million increase in income from continuing operations and net income (9 cents per diluted share) during the period. Also as a result of the adoption of this guidance, Ameren made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The amendments in the guidance that require application using a modified retrospective transition method did not impact Ameren. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2016. Ameren applied the amendments in this guidance relating to classification on the statement of cash flows retrospectively. For the year ended December 31, 2015, Ameren reclassified $2 million of excess tax benefits on the statement of cash flows from financing to operating activity. Also, for the years ended December 31, 2015 and December 31, 2014, Ameren reclassified $12 million and $14 million, respectively, of employee payroll taxes related to share-based payments from operating to financing activity.
Restricted Cash
In November 2016, the FASB issued authoritative guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We are currently assessing the impacts of this guidance on our statements of cash flows and disclosures. The guidance will be effective for the Ameren Companies in the first quarter of 2018, and requires changes to be applied retrospectively to each period presented.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Missouri
February 2017 Unanimous Stipulation and Agreement
In July 2016, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. Relating to that request, in February 2017, Ameren Missouri, the MoPSC staff, the MoOPC, and all intervenors filed a unanimous stipulation and agreement with the MoPSC. The stipulation and agreement, which is subject to MoPSC approval, would result in a $3.4 billion revenue requirement, which is a $92 million increase in Ameren Missouri’s annual revenue requirement for electric service compared to its prior revenue requirement established in the MoPSC's April 2015 electric rate order. The stipulation and agreement did not specify the common equity percentage, the rate base, or the allowed return on common equity. The new revenue requirement reflects the current actual sales volumes of the New Madrid Smelter, whose operations remain suspended, as well as other agreed upon sales volumes.

The stipulation and agreement includes the continued use of the FAC and the regulatory tracking mechanisms for pension and postretirement benefits, uncertain income tax positions, and renewable energy standards that the MoPSC previously authorized in earlier electric rate orders. These regulatory tracking mechanisms provide for a base level of expense to be reflected in Ameren Missouri’s base electric rates with differences in the actual expenses incurred recorded as a regulatory asset or liability. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs under the stipulation and agreement would decrease by $54 million from the base level established in the MoPSC's April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, would reduce expenses by $26 million from the base levels established in the MoPSC's April 2015 electric rate order.
The stipulation and agreement contemplates that new rates will become effective on or before March 20, 2017. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement or, if approved, whether any application for rehearing or appeal will be filed or the outcome if so filed.
Noranda and New Madrid Smelter
In the first quarter of 2016, Noranda, which was historically Ameren Missouri's largest customer, suspended operations at the New Madrid Smelter and filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. In October 2016, Noranda sold the New Madrid Smelter to ARG International AG. Operations at the New Madrid Smelter remain suspended and Ameren Missouri is uncertain of future sales to the smelter. As a result, Ameren Missouri will not fully recover its revenue requirement until rates are adjusted prospectively by the MoPSC to accurately reflect the actual sales volumes to the New Madrid Smelter. As of December 31, 2016, Ameren Missouri has been paid in full for all previous electric service amounts, and expects to continue to be paid in full for the minimal amount of electric service it is currently providing to the New Madrid Smelter.
MEEIA
In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a stipulation and agreement between Ameren Missouri, the MoPSC staff, and the MoOPC. Ameren Missouri will collect the performance incentive over a two-year period that began in February 2017.
In November 2015, the MoPSC issued an order regarding the determination of an input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. In December 2016, the Missouri Court of Appeals, Western District, upheld the November 2015 MoPSC order. Ameren Missouri has appealed the decision to uphold the MoPSC order to the Missouri Supreme Court.

ATXI’s Mark Twain Project
The Mark Twain project is a MISO-approved 95-mile transmission line to be located in northeast Missouri. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. Before starting construction, ATXI must obtain assents for road crossings from the five counties where the line will be constructed. None of the five county commissions have approved ATXI’s requests for the assents. In October 2016, ATXI filed suit in each of the five county circuit courts to obtain the assents. A decision in each of the five lawsuits is expected in 2017. ATXI plans to complete the project in 2019; however, further delays in obtaining the assents could delay the completion date.
Illinois
IEIMA
Under the provisions of the IEIMA's performance-based formula rate-making framework, which currently extends through 2022, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred. As of December 31, 2016, Ameren Illinois had recorded regulatory assets of $23 million and $68 million, including interest, to reflect its expected 2016 and the 2015 approved revenue requirement reconciliation adjustments, respectively. As of December 31, 2015, Ameren Illinois had recorded a $103 million regulatory asset to reflect its approved 2014 revenue requirement reconciliation adjustment, which was collected, with interest, from customers during 2016.
In December 2016, the ICC issued an order in Ameren Illinois’ annual update filing approving a $14 million decrease in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2017. This update reflects an increase to the annual formula rate based on 2015 actual recoverable costs and expected net plant additions for 2016, an increase to include the 2015 revenue requirement reconciliation adjustment, which was initially recorded as a regulatory asset in 2015, and a decrease for the conclusion of the 2014 revenue requirement reconciliation adjustment, which was fully collected from customers in 2016.
FEJA
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking process through 2022 and clarifying that a common equity ratio of up to and including 50% is prudent. Also, beginning in 2017, the FEJA decouples electric distribution revenues established in a rate proceeding from actual sales volumes by providing that any revenue changes driven by actual electric distribution sales volumes differing from sales volumes reflected in that year's rates will be collected from or refunded to customers within two years. This portion of the law extends beyond the end of the IEIMA in 2022. Through 2022, revenue differences will be included in the annual IEIMA revenue requirement reconciliation. Additionally, this law creates a customer surcharge relating to certain nuclear energy centers located in Illinois that, like the cost of power purchased by Ameren Illinois on behalf of its customers, will be passed through to electric distribution customers with no effect on Ameren Illinois' earnings.
Beginning as early as June 2017, the FEJA will allow Ameren Illinois to earn a return on its electric energy efficiency program investments. Ameren Illinois electric energy efficiency investments will be deferred as a regulatory asset and will earn a return at the company’s weighted average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy efficiency investments can also be increased or decreased by 200 basis points based on the achievement of annual energy savings goals. The FEJA increased the level of electric energy efficiency saving targets through 2030. Based on a formula provided in the act, Ameren Illinois estimates it can annually invest up to $100 million from 2018 through 2021, up to $107 million annually from 2022 through 2025, and up to $114 million annually from 2026 through 2030. The ICC has the ability to lower the electric energy efficiency saving goals if there are insufficient cost effective measures available. The electric energy efficiency program investments and the return on those investments will be recovered through a rider, and will not be included in the IEIMA formula rate process.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case which lowered the allowed base return on common equity to 10.32%, or a 10.82% total return on common equity with the inclusion of the 50 basis point incentive adder for participation in an RTO. The order was consistent with the initial decision an administrative law judge issued in December 2015, and requires customer refunds, with interest, to be issued for the 15-month period ended February 2015. In addition, the new allowed return on common equity is reflected in rates prospectively from the September 2016 effective date of the order. Refunds for the November 2013 complaint case are expected to be issued in the first half of 2017.
As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a reduction in the allowed base return on common equity for the FERC-regulated transmission rate base under the MISO tariff to 8.67%. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which if approved by FERC, would lower the allowed base return on common equity to 9.70%, or a 10.20% total return on equity with the inclusion of the 50 basis point incentive adder for participation in an RTO. It would also require the issuance of customer refunds, with interest, for the 15-month period ended May 2016. The FERC is expected to issue a final order in the February 2015 complaint case in the second quarter of 2017. That final order will determine the allowed return on common equity for the 15-month period ended May 2016. That final order will also establish the allowed return on common equity that will apply prospectively from its expected second quarter 2017 effective date, replacing the current 10.82% total return on common equity, which became effective in September 2016. The 12.38% allowed return on common equity was effective for the period that began at the conclusion of the 15-month period for the February 2015 complaint case in May 2016 through the September 2016 effective date of the final order in the November 2013 complaint case.
Beginning with the January 2015 effective date, the RTO participation incentive adder reduces any refund to customers relating to a reduction of the allowed base return on common equity from the complaint cases discussed above and has been applied prospectively from the effective date of the September 2016 FERC order, resulting in a current allowed return on common equity of 10.82%.
As of December 31, 2016, Ameren and Ameren Illinois

recorded current regulatory liabilities of $62 million and $42 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the September 2016 FERC order and the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a second nuclear unit at Ameren Missouri's existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a second nuclear unit at its existing Callaway site, and the NRC suspended review of the COL application. Prior to suspending its efforts, Ameren Missouri had capitalized $69 million related to the project. Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site. As a result of this decision, in 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized COL costs. Ameren Missouri has withdrawn its COL application with the NRC.
Regulatory Assets and Liabilities
In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, we defer certain costs as regulatory assets pursuant to actions of regulators or because we expect to recover such costs in rates charged to customers. We may also defer certain amounts as regulatory liabilities because of actions of regulators or because we expect that such amounts will be returned to customers in future rates. The following table presents our regulatory assets and regulatory liabilities at December 31, 2016 and 2015:

	2016			2015
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Current regulatory assets:
Under-recovered FAC(a)(b)	$21	$—	$21	$37	$—	$37
Under-recovered Illinois electric power costs(c)	—	3	3	—	3	3
Under-recovered PGA(c)	—	4	4	—	8	8
MTM derivative losses(d)	9	15	24	29	45	74
Energy efficiency riders(e)	5	—	5	23	—	23
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	68	68	—	103	103
FERC revenue requirement reconciliation adjustment(a)(g)	—	7	13	—	8	12
VBA rider(a)(h)	—	11	11	—	—	—
Total current regulatory assets	$35	$108	$149	$89	$167	$260
Noncurrent regulatory assets:
Pension and postretirement benefit costs(i)	$175	$319	$494	$95	$202	$297
Income taxes(j)	229	1	230	247	4	251
Uncertain tax positions tracker(a)(k)	7	—	7	7	—	7
ARO(l)	—	3	3	—	4	4
Callaway costs(a)(m)	29	—	29	32	—	32
Unamortized loss on reacquired debt(a)(n)	65	59	124	69	69	138
Environmental cost riders(o)	—	196	196	—	230	230
MTM derivative losses(d)	9	178	187	15	175	190
Storm costs(a)(p)	—	15	15	—	9	9
Demand-side costs before the MEEIA implementation(a)(q)	18	—	18	31	—	31
Workers’ compensation claims(r)	6	7	13	6	7	13
Credit facilities fees(s)	4	—	4	4	—	4
Construction accounting for pollution control equipment(a)(t)	19	—	19	20	—	20
Solar rebate program(a)(u)	49	—	49	74	—	74
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	23	23	—	62	62
FERC revenue requirement reconciliation adjustment(a)(g)	—	8	10	—	5	11
Other	9	7	16	5	4	9
Total noncurrent regulatory assets	$619	$816	$1,437	$605	$771	$1,382
Current regulatory liabilities:
Over-recovered FAC(b)	$—	$—	$—	$9	$—	$9
Over-recovered Illinois electric power costs(c)	—	25	25	—	6	6
Over-recovered PGA(c)	—	—	—	3	—	3
MTM derivative gains(d)	12	11	23	16	1	17
Estimated refund for FERC complaint cases(v)	—	42	62	—	32	45
Total current regulatory liabilities	$12	$78	$110	$28	$39	$80
Noncurrent regulatory liabilities:
Income taxes(w)	$33	$4	$37	$36	$6	$42
Uncertain tax positions tracker(k)	3	—	3	6	—	6
Asset removal costs(x)	970	697	1,669	933	671	1,605
ARO(l)	162	—	162	167	—	167
Bad debt rider(y)	—	3	3	—	6	6
Pension and postretirement benefit costs tracker(z)	35	—	35	19	—	19
Energy efficiency riders(e)	—	45	45	—	36	36
Renewable energy credits(aa)	—	15	15	—	12	12
Storm tracker(ab)	7	—	7	9	—	9
Other	5	4	9	2	1	3
Total noncurrent regulatory liabilities	$1,215	$768	$1,985	$1,172	$732	$1,905

(a)	These assets earn a return.

(b)
Under-recovered or over-recovered fuel costs to be recovered or refunded through the FAC. Specific accumulation periods aggregate the under-recovered or over-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from or refund to customers that occurs over the next eight months.

(c)	Under-recovered or over-recovered costs from utility customers. Amounts will be recovered from or refunded to customers within one year of the deferral.

(d)	Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.

(e)
The Ameren Missouri balance relates to the MEEIA. The MEEIA rider allows Ameren Missouri to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs, net shared benefits, and the throughput disincentive. Under the MEEIA rider, collections from or refunds to customers occur one year after the program costs, net shared benefits, and the throughput disincentive are incurred. The Ameren Illinois balance relates to a regulatory tracking mechanism to recover its electric and natural gas costs associated with developing, implementing, and evaluating customer energy efficiency and demand response programs. Any under-recovery or over-recovery will be collected from or refunded to customers over the year following the plan year.

(f)
The difference between Ameren Illinois' annual revenue requirement calculated under the IEIMA's performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. The under-recovery will be recovered from or refunded to customers with interest within two years.

(g)
Ameren Illinois' and ATXI's annual revenue requirement reconciliation calculated pursuant to the FERC's electric transmission formula ratemaking framework. The under-recovery or over-recovery will be recovered from or refunded to customers within two years.

(h)
Under-recovered natural gas sales volumes, including deviations from normal weather conditions. Each year's amount will be recovered from or refunded to customers from April through December of the following year.

(i)
These costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 11 – Retirement Benefits for additional information.

(j)
Tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate changes. This amount will be recovered over the expected life of the related assets.

(k)	The tracker is amortized over three years, beginning from the date the amounts are included in rates. See Note 13 – Income Taxes for additional information.

(l)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.

(m)
Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the energy center's original operating license through 2024.

(n)	Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.

(o)
The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 15 – Commitments and Contingencies for additional information.

(p)	Storm costs from 2013, 2015, and 2016 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.

(q)
Demand-side costs incurred prior to implementation of the MEEIA in 2013, including the costs of developing, implementing, and evaluating customer energy efficiency and demand response programs. Costs incurred from May 2008 through September 2008 are being amortized over a 10-year period that began in March 2009. Costs incurred from October 2008 through December 2009 are being amortized until May 2017. Costs incurred from January 2010 through February 2011 are being amortized over a six-year period that began in August 2011. Costs incurred from March 2011 through July 2012 are being amortized over a six-year period that began in January 2013. Costs incurred from August 2012 through December 2012 are being amortized over a six-year period that began in June 2015. The February 2017 stipulation and agreement, if approved, would modify these amortization periods.

(r)	The period of recovery will depend on the timing of actual expenditures.

(s)
Ameren Missouri’s costs incurred to enter into and maintain the Missouri Credit Agreement. These costs are being amortized over the life of the credit facility to construction work in progress, which will be depreciated when assets are placed into service. Additional costs were incurred in December 2016 to amend and restate the Missouri Credit Agreement.

(t)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux energy center, currently through 2033.

(u)
Costs associated with Ameren Missouri's solar rebate program to fulfill its renewable energy portfolio requirement. These costs are being amortized over a three-year period that began in June 2015. The February 2017 stipulation and agreement, if approved, would modify this amortization period.

(v)	Estimated refunds to transmission customers related to FERC orders. See FERC Complaint Cases above.

(w)
Unamortized portion of investment tax credits and reductions to deferred tax liabilities recorded at rates in excess of current statutory rates. The unamortized portion of investment tax credits and the reduction to deferred tax liabilities are being amortized over the expected life of the underlying assets.

(x)	Estimated funds collected for the eventual dismantling and removal of plant retired from service, net of salvage value.

(y)
A regulatory tracking mechanism for the difference between the level of bad debt incurred by Ameren Illinois under GAAP and the level of such costs included in electric and natural gas rates. The over-recovery relating to 2014 was refunded to customers from June 2015 through May 2016. The over-recovery relating to 2015 is being refunded to customers from June 2016 through May 2017. The over-recovery relating to 2016 will be refunded to customers from June 2017 through May 2018.

(z)
A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. For periods prior to December 2014, the MoPSC's April 2015 electric rate order directed the amortization to occur over three to five years, beginning in June 2015. For periods after December 2014, the amortization period will be determined in the July 2016 electric rate case. The February 2017 stipulation and agreement, if approved, would modify these amortization periods.

(aa)
Funds collected from customers for the purchase of renewable energy credits through IPA procurements for distributed generation. The balance will be amortized as renewable energy credits are purchased.

(ab)
A regulatory tracking mechanism at Ameren Missouri for the difference between the level of storm costs incurred in a particular year and the level of such costs included in rates. For periods prior to December 2014, the MoPSC's April 2015 electric rate order directed the amortization to occur over a five-year period that began in June 2015. For periods after December 2014, the amortization period will be determined in the July 2016 electric rate case. The April 2015 MoPSC order did not approve the continued use of the storm cost regulatory tracking mechanism. The February 2017 stipulation and agreement, if approved, would modify these amortization periods.

Ameren, Ameren Missouri, and Ameren Illinois continually assess the recoverability of their regulatory assets. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that payments of regulatory liabilities are no longer probable, the amounts are credited to earnings.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents property, plant, and equipment, net, for each of the Ameren Companies at December 31, 2016 and 2015:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2016
Property, plant, and equipment at original cost:(b)
Electric generation	$10,911	$—	$—	$10,911
Electric distribution	5,563	5,287	—	10,850
Electric transmission	1,151	2,016	712	3,879
Natural gas	455	2,186	—	2,641
Other(c)	879	719	239	1,837
	18,959	10,208	951	30,118
Less: Accumulated depreciation and amortization	7,880	2,850	231	10,961
	11,079	7,358	720	19,157
Construction work in progress:
Nuclear fuel in process	206	—	—	206
Other	193	111	446	750
Property and plant, net	$11,478	$7,469	$1,166	$20,113
2015
Property, plant, and equipment at original cost:(b)
Electric generation	$10,431	$—	$—	$10,431
Electric distribution	5,303	4,952	—	10,255
Electric transmission	979	1,674	121	2,774
Natural gas	445	1,997	—	2,442
Other(c)	808	627	266	1,701
	17,966	9,250	387	27,603
Less: Accumulated depreciation and amortization	7,460	2,632	255	10,347
	10,506	6,618	132	17,256
Construction work in progress:
Nuclear fuel in process	275	—	—	275
Other	402	230	636	1,268
Property, plant, and equipment, net	$11,183	$6,848	$768	$18,799

(a)
Amounts in Ameren and Ameren Missouri include two CTs under separate capital lease agreements. The gross cumulative asset value of those agreements was $232 million and $233 million at December 31, 2016 and 2015, respectively. The total accumulated depreciation associated with the two CTs was $77 million and $72 million at December 31, 2016 and 2015, respectively. In addition, Ameren Missouri has investments in debt securities, classified as held-to-maturity and recorded in "Other assets" that are related to the two CTs from the city of Bowling Green and Audrain County. As of December 31, 2016 and 2015, the carrying value of these debt securities was $282 million and $288 million, respectively.

(b)
The estimated lives for each asset group are as follows: 5 to 100 years for electric generation, excluding Ameren Missouri's hydro generating assets which have useful lives of up to 150 years, 18 to 75 years for electric distribution, 50 to 75 years for electric transmission, 20 to 80 years for natural gas, and 5 to 55 years for other.

(c)	Other property, plant, and equipment includes assets used to support multiple utility services.
The following table provides accrued capital and nuclear fuel expenditures at December 31, 2016, 2015, and 2014, which represent noncash investing activity excluded from the accompanying statements of cash flows:

	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures:
2016	$251	$116	$87
2015	235	85	92
2014	181	72	59
Accrued nuclear fuel expenditures:
2016	20	20	(b)
2015	16	16	(b)
2014	13	13	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings.
Credit Agreements
In December 2016, the Credit Agreements were amended and restated. The amended and restated agreements, among other things, extended the maturity dates of the Credit Agreements and provide $2.1 billion of credit through the extended maturity date. The Credit Agreements, which were previously scheduled to mature in December 2019, are now scheduled to mature in December 2021. The maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. Credit available under the agreements is provided by 22 international, national, and regional lenders, with no single lender providing more than $118 million of credit in aggregate.

The obligations of each borrower under the respective Credit Agreements to which it is a party are several and not joint. Except under limited circumstances relating to expenses and indemnities, the obligations of Ameren Missouri and Ameren Illinois under the respective Credit Agreements are not guaranteed by Ameren or any other subsidiary of Ameren. The following table presents the maximum aggregate amount available to each borrower under each facility (the amount being each borrower's "Borrowing Sublimit"):

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
The borrowers have the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $1.2 billion for the Missouri Credit Agreement and $1.3 billion for the Illinois Credit Agreement. Ameren borrowings are due and payable no later than the maturity date of the Credit Agreement. Ameren Missouri and Ameren Illinois borrowings under the applicable Credit Agreement are due and payable no later than the earlier of the maturity date or 364 days after the originating date of the borrowing.
The obligations of the borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower's long-term unsecured credit ratings or, if no such ratings are in effect, the borrower's corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.1 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term intercompany loan arrangements. Both of the Credit Agreements are available to Ameren to support issuances under Ameren's commercial paper program, subject to borrowing sublimits. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)'s, Ameren Missouri's and Ameren Illinois' commercial paper programs, respectively. As of December 31, 2016, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.5 billion.
Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the Credit Agreements for the years ended December 31, 2016 and 2015.
Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)'s, Ameren Missouri's and Ameren Illinois' commercial paper programs for the years ended December 31, 2016 and 2015:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2016
Average daily commercial paper outstanding	$440	$60	$52	$552
Outstanding borrowings at period-end	507	—	51	558
Weighted-average interest rate	0.82%	0.74%	0.69%	0.80%
Peak outstanding commercial paper during period(a)	$574	$208	$195	$839
Peak interest rate	1.05%	0.85%	0.90%	1.05%
2015
Average daily commercial paper outstanding	$721	$42	$4	$767
Outstanding borrowings at period-end	301	—	—	301
Weighted-average interest rate	0.57%	0.50%	0.44%	0.55%
Peak outstanding commercial paper during period(a)	$874	$294	$48	$1,108
Peak interest rate	0.91%	0.60%	0.60%	0.91%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of the peak amounts presented by company might not equal the Ameren Consolidated peak amount for the period.

Indebtedness Provisions and Other Covenants
The information below is a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants.
The Credit Agreements contain conditions for borrowings and issuances of letters of credit. These conditions include the absence of default or unmatured default, material accuracy of representations and warranties (excluding any representation after the closing date as to the absence of material adverse change and material litigation, and the absence of any notice of violation, liability, or requirement under any environmental laws that could have a material adverse effect), and obtainment of required regulatory authorizations. In addition, it is a condition for any Ameren Illinois borrowing that, at the time of and after giving effect to such borrowing, Ameren Illinois not be in violation of any limitation on its ability to incur unsecured indebtedness contained in its articles of incorporation.
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2016, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 51%, 48%, and 47%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The Credit Agreements contain default provisions that apply separately to each borrower. However, a default of Ameren Missouri or Ameren Illinois under the applicable Credit Agreement is also deemed to constitute a default of Ameren under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $100 million in the aggregate (including under the other Credit Agreement). However, under the default provisions of the Credit Agreements, any default of Ameren under any Credit Agreement that results solely from a default of Ameren Missouri or Ameren Illinois does not result in a cross-default of Ameren under the other Credit Agreement. Further, the Credit Agreement default provisions provide that an Ameren default under any of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Ameren Companies' credit agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of their credit agreements at December 31, 2016.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the money pool for the year ended December 31, 2016 was 0.52% (2015 –

0.11%).
See Note 14 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the years ended

December 31, 2016, 2015, and 2014.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, for the Ameren Companies as of December 31, 2016 and 2015:

	2016	2015
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$350	$350
3.65% Senior unsecured notes due 2026	350	350
Total long-term debt, gross	700	700
Less: Unamortized debt issuance costs	(6)	(6)
Long-term debt, net	$694	$694
Ameren Missouri:
Senior secured notes:(a)
5.40% Senior secured notes due 2016	—	260
6.40% Senior secured notes due 2017	425	425
6.00% Senior secured notes due 2018(b)	179	179
5.10% Senior secured notes due 2018	199	199
6.70% Senior secured notes due 2019(b)	329	329
5.10% Senior secured notes due 2019	244	244
5.00% Senior secured notes due 2020	85	85
3.50% Senior secured notes due 2024	350	350
5.50% Senior secured notes due 2034	184	184
5.30% Senior secured notes due 2037	300	300
8.45% Senior secured notes due 2039(b)	350	350
3.90% Senior secured notes due 2042(b)	485	485
3.65% Senior secured notes due 2045	400	250
Environmental improvement and pollution control revenue bonds:
1992 Series due 2022(c)(d)	47	47
1993 5.45% Series due 2028(e)	(e)	(e)
1998 Series A due 2033(c)(d)	60	60
1998 Series B due 2033(c)(d)	50	50
1998 Series C due 2033(c)(d)	50	50
Capital lease obligations:
City of Bowling Green capital lease (Peno Creek CT) due 2022	42	48
Audrain County capital lease (Audrain County CT) due 2023	240	240
Total long-term debt, gross	4,019	4,135
Less: Unamortized discount and premium	(6)	(6)
Less: Unamortized debt issuance costs	(19)	(19)
Less: Maturities due within one year	(431)	(266)
Long-term debt, net	$3,563	$3,844

	2016	2015
Ameren Illinois:
Senior secured notes:
6.20% Senior secured notes due 2016	$—	$54
6.25% Senior secured notes due 2016	—	75
6.125% Senior secured notes due 2017(g)(h)	250	250
6.25% Senior secured notes due 2018(g)(h)	144	144
9.75% Senior secured notes due 2018(g)(h)	313	313
2.70% Senior secured notes due 2022(g)(h)	400	400
3.25% Senior secured notes due 2025(g)	300	300
6.125% Senior secured notes due 2028(g)	60	60
6.70% Senior secured notes due 2036(g)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(g)	280	280
4.30% Senior secured notes due 2044(g)	250	250
4.15% Senior secured notes due 2046(g)	490	250
Environmental improvement and pollution control revenue bonds:
5.90% Series 1993 due 2023(i)	(i)	(i)
5.70% 1994A Series due 2024(j)	(j)	(j)
1993 Series B-1 due 2028(d)(k)	17	17
Total long-term debt, gross	2,607	2,496
Less: Unamortized discount and premium	—	(7)
Less: Unamortized debt issuance costs	(19)	(18)
Less: Maturities due within one year	(250)	(129)
Long-term debt, net	$2,338	$2,342
Ameren consolidated long-term debt, net	$6,595	$6,880

(a)
These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the Ameren Missouri senior secured notes currently outstanding, we do not expect the first mortgage bond lien protection associated with these notes to fall away before 2042.

(b)
Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 6.70% senior secured notes due 2019, 6.00% senior secured notes due 2018, and 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.

(c)
These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri's senior secured notes. The bonds are also backed by an insurance guarantee policy.

(d)
The interest rates and the periods during which such rates apply vary depending on our selection of defined rate modes. Maximum interest rates could reach 18%, depending on the series of bonds. The bonds are callable at 100% of par value. The average interest rates for 2016 and 2015 were as follows:

	2016	2015
Ameren Missouri 1992 Series due 2022	0.66%	0.06%
Ameren Missouri 1998 Series A due 2033	0.91%	0.24%
Ameren Missouri 1998 Series B due 2033	0.92%	0.24%
Ameren Missouri 1998 Series C due 2033	0.97%	0.24%
Ameren Illinois 1993 Series B-1 due 2028	0.70%	0.49%

(e)
These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage bond indenture and are secured by substantially all Ameren Missouri property and franchises. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(f)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under its 1933 mortgage indenture. The notes have a fall-away lien provision, and Ameren Illinois could cause these notes to become unsecured at any time by redeeming the pollution control bonds 5.90% Series 1993 due 2023 (of which less than $1 million remains outstanding).

(g)
These notes are collaterally secured by mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under its 1992 mortgage indenture remain outstanding. Redemption, purchase, or maturity of all mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the Ameren Illinois senior secured notes currently outstanding, we do not expect the mortgage bond lien protection associated with these notes to fall away before 2022.

(h)
Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur, and so long as any of the 9.75% senior secured notes due 2018, 6.25% senior secured notes due 2018, and 6.125% senior secured notes due 2017 are outstanding, Ameren Illinois will not optionally redeem, purchase or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions; therefore, a release date will not occur so long as any of these notes remain outstanding.

(i)
These bonds are first mortgage bonds issued by Ameren Illinois under its 1933 mortgage indenture. They are secured by substantially all property of the former CILCO. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(j)
These bonds are mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The bonds are callable at 100% of par value. The bonds are also backed by an insurance guarantee policy. Less than $1 million principal amount of the bonds remains outstanding.

(k)	The bonds are callable at 100% of par value.
The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2016:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	Ameren Consolidated
2017	$—	$431	$250	$681
2018	—	383	457	840
2019	—	581	—	581
2020	350	92	—	442
2021	—	8	—	8
Thereafter	350	2,524	1,900	4,774
Total	$700	$4,019	$2,607	$7,326

(a)	Excludes unamortized discount and premium and debt issuance costs of $6 million, $25 million, and $19 million at Ameren (parent), Ameren Missouri, and Ameren Illinois, respectively.
All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren's subsidiaries was included in "Noncontrolling Interests" on Ameren's consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2016 and 2015:

		Redemption Price(per share)		2016	2015
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.

Ameren
In November 2015, Ameren (parent) issued $350 million of 2.70% senior unsecured notes due in November 2020, with interest payable semiannually in May and November of each year, beginning in May 2016. Ameren (parent) received proceeds of $348 million, which were used to repay a portion of its short-

term debt.
In November 2015, Ameren (parent) issued $350 million of 3.65% senior unsecured notes due in February 2026, with interest payable semiannually in February and August of each year, beginning in February 2016. Ameren (parent) received proceeds of $347 million, which were used to repay a portion of its short-term debt.
In 2015, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing and will expire in June 2018.
Ameren filed a Form S-3 registration statement with the SEC in 2014, authorizing the offering of 8.6 million additional shares of its common stock under DRPlus, which expires in May 2017. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions. As of December 31, 2016 and 2015, DRPlus participant funds of $8 million were reflected on Ameren's consolidated balance sheets in "Other current assets."
In 2013, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under its 401(k) plan. Shares of common stock sold under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
From 2014 through 2016, Ameren shares for its DRPlus and its 401(k) plans were purchased in the open market.
Ameren Missouri
In February 2016, $260 million principal amount of Ameren

Missouri's 5.40% senior secured notes matured and were repaid with cash on hand and commercial paper borrowings.
In June 2016 and April 2015, Ameren Missouri issued $150 million and $250 million, respectively, of 3.65% senior secured notes due in April 2045, with interest payable semiannually in April and October of each year, beginning in October 2016 and 2015, respectively. Ameren Missouri received proceeds of $148 million from the June 2016 issuance and $247 million from the April 2015 issuance, which were both used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $114 million of its 4.75% senior secured notes that matured in April 2015.
For information on Ameren Missouri's capital contributions and return of capital, refer to Capital Contributions and Return of Capital in Note 1 – Summary of Significant Accounting Policies.
Ameren Illinois
In June 2016, Ameren Illinois’ $54 million principal amount of 6.20% senior secured notes and $75 million principal amount of 6.25% senior secured notes matured and were repaid with commercial paper borrowings.
In December 2016 and 2015, Ameren Illinois issued $240 million and $250 million, respectively, of 4.15% senior secured notes due in March 2046, with interest payable semiannually in March and September, beginning in March 2017 and 2016, respectively. Ameren Illinois received proceeds of $245 million from each issuance, which were both used to repay a portion of its short-term debt.
For information on Ameren Illinois' capital contributions, refer to Capital Contributions and Return of Capital in Note 1 – Summary of Significant Accounting Policies.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2016, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	4.6	$4,077		>2.5	105.3	$2,344
Ameren Illinois	>2.0	6.9	3,819	(d)	>1.5	2.8	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $1,206 million and $279 million at Ameren Missouri and Ameren Illinois, respectively.

(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.

(d)	Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under its 1992 mortgage indenture.

(e)	Preferred stock issuable is restricted by the amount of preferred stock that is currently authorized by Ameren Illinois' articles of incorporation.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2016, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 51%.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2016, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 6 – OTHER INCOME AND EXPENSES
The following table presents the components of "Other Income and Expenses" in the Ameren Companies’ statements of income (loss) for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$27	$30	$34
Interest income on industrial development revenue bonds	27	27	27
Interest income (b)	13	14	10
Other	7	3	8	(c)
Total miscellaneous income	$74	$74	$79
Miscellaneous expense:
Donations	$16	$15	$10
Other	16	15	12
Total miscellaneous expense	$32	$30	$22
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$23	$22	$32
Interest income on industrial development revenue bonds	27	27	27
Interest income	1	1	1
Other	1	2	—
Total miscellaneous income	$52	$52	$60
Miscellaneous expense:
Donations	$4	$5	$6
Other	6	6	6
Total miscellaneous expense	$10	$11	$12
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$4	$8	$2
Interest income (b)	12	12	7
Other	5	1	8	(c)
Total miscellaneous income	$21	$21	$17
Miscellaneous expense:
Donations	$6	$5	$4
Other	6	7	4
Total miscellaneous expense	$12	$12	$8

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes Ameren Illinois' interest income on the IEIMA revenue requirement reconciliation adjustment regulatory assets.

(c)	Includes Ameren Illinois' income earned in 2014 from customer-requested construction.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2016 and 2015. As of December 31, 2016, these contracts extended through October 2019, March 2021, May 2032, and February 2020 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2016			2015
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	30	(b)	30	35	(b)	35
Natural gas (in mmbtu)	25	129	154	30	151	181
Power (in megawatthours)	1	9	10	1	10	11
Uranium (pounds in thousands)	345	(b)	345	494	(b)	494

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
All contracts considered to be derivative instruments are required to be recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 8 – Fair Value Measurements for discussion of our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2016 and 2015, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2016 and 2015:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2016
Fuel oils	Other current assets	$2	$—	$2
	Other assets	1	—	1
Natural gas	Other current assets	1	11	12
	Other assets	1	2	3
Power	Other current assets	9	—	9
	Total assets (a)	$14	$13	$27
Fuel oils	Other current liabilities	$5	$—	$5
Natural gas	MTM derivative liabilities	(b)	3	(b)
	Other current liabilities	1	—	4
	Other deferred credits and liabilities	5	5	10
Power	MTM derivative liabilities	(b)	12	(b)
	Other current liabilities	3	—	15
	Other deferred credits and liabilities	—	173	173
Uranium	Other deferred credits and liabilities	4	—	4
	Total liabilities (c)	$18	$193	$211
2015
Natural gas	Other current assets	$—	1	$1
	Other assets	1	—	1
Power	Other current assets	16	—	16
	Total assets (a)	$17	$1	$18
Fuel oils	Other current liabilities	$22	$—	$22
	Other deferred credits and liabilities	7	—	7
Natural gas	MTM derivative liabilities	(b)	32	(b)
	Other current liabilities	6	—	38
	Other deferred credits and liabilities	8	18	26
Power	MTM derivative liabilities	(b)	13	(b)
	Other current liabilities	—	—	13
	Other deferred credits and liabilities	—	157	157
Uranium	Other current liabilities	1	—	1
	Total liabilities (c)	$44	$220	$264

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	Balance sheet line item not applicable to registrant.

(c)	The cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.
Derivative instruments are subject to various credit-related losses in the event of nonperformance by counterparties to the transaction. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges; these contracts have nominal credit risk. In all other transactions, we are exposed to credit risk. Our credit risk management program involves establishing credit limits and collateral requirements for counterparties, using master netting arrangements or similar agreements, and reporting daily exposure to senior management. As of December 31, 2016 and 2015, Ameren Missouri's balance sheet reflected $12 million and $11 million, respectively, of cash collateral posted within "Other Assets." As of December 31, 2015, Ameren Illinois' balance sheet reflected $3 million of cash collateral posted within "Other Assets."
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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2016 and 2015.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are presented on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of December 31, 2016, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies' maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on December 31, 2016, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2016
Ameren Missouri	$64	$3	$54
Ameren Illinois	33	—	26
Ameren	$97	$3	$80

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
Fixed income securities are valued by using prices from independent industry-recognized data vendors who provide values that are either exchange-based or matrix-based. The fair value measurements of fixed-income securities classified as Level 2 are based on inputs other than quoted prices that are observable for the asset or liability. Examples are matrix pricing, market corroborated pricing, and inputs such as yield curves and indices. Level 2 fixed income securities in the nuclear decommissioning trust fund are primarily corporate bonds, asset-backed securities, and United States agency bonds.
Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the bid/ask spreads to the midpoints. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoints. The value of natural gas derivative contracts is based upon exchange closing prices without significant unobservable adjustments. The value of power derivatives contracts is based upon the use of multiple forward prices provided by third parties. The prices are averaged and shaped to a monthly profile when needed without significant unobservable adjustments.
Level 3: Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued by internally developed models and assumptions or methodologies that use significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets, where pricing is largely unobservable. We value Level 3 instruments by using pricing models with inputs that are often unobservable in the market, such as certain internal assumptions, quotes or prices from outside sources not supported by a liquid market, or escalation rates. Our development and corroboration process entails reasonableness reviews and an evaluation of all sources to identify any anomalies or potential errors.
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
The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended December 31, 2016 and 2015:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Level 3 Derivative asset and liability – commodity contracts(a):
2016
	Fuel oils	$1	$—	Option model	Volatilities(%)(b)	24 – 66	28
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.13 – 0.22	0.15
					Ameren Missouri credit risk(%)(c)(d)	0.38	(e)
					Escalation rate(%)(b)(f)	(2) – 2	0
	Natural Gas	1	(1)	Option model	Volatilities(%)(b)	31 – 66	36
					Nodal basis($/mmbtu)(b)	(0.40) – (0.10)	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.80) – 0	(0.50)
					Counterparty credit risk(%)(c)(d)	0.13 – 8	1
					Ameren Illinois credit risk(%)(c)(d)	0.38	(e)
	Power(g)	9	(187)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(h)	26 – 44	29
					Estimated auction price for FTRs($/MW)(b)	(71) – 5,270	125
					Nodal basis($/MWh)(h)	(6) – 0	(2)
					Ameren Illinois credit risk(%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(b)	3 – 4	3
					Escalation rate(%)(b)(i)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
	Uranium	—	(4)	Option model	Volatilities(%)(b)	24	(e)
				Discounted cash flow	Average forward uranium pricing($/pound)(b)	22 – 24	22
					Ameren Missouri credit risk(%)(c)(d)	0.38	(e)
2015
	Natural Gas	$1	$(1)	Option model	Volatilities(%)(b)	35 – 55	45
					Nodal basis($/mmbtu)(c)	(0.30) – 0	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.10) – 0	(0.10)
					Counterparty credit risk(%)(c)(d)	0.40 – 12	7
					Ameren Missouri credit risk(%)(c)(d)	0.40	(e)
	Power(g)	16	(170)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(h)	22 – 39	29
					Estimated auction price for FTRs($/MW)(b)	(270) – 2,057	211
					Nodal basis($/MWh)(h)	(10) – (1)	(3)

	Fair Value					Weighted
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
				Counterparty credit risk(%)(c)(d)	0.86	(e)
				Ameren Illinois credit risk(%)(c)(d)	0.40	(e)
			Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(b)	3 – 4	4
				Escalation rate(%)(b)(i)	3	(e)
			Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
Uranium	—	(1)	Option model	Volatilities(%)(b)	20	(e)
			Discounted cash flow	Average forward uranium pricing($/pound)(b)	35 – 42	37
				Ameren Missouri credit risk(%)(c)(d)	0.40	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)	Escalation rate applies to fuel oil prices 2019 and beyond.

(g)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2020. Valuations beyond 2020 use fundamentally modeled pricing by month for peak and off-peak demand.

(h)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes because of their opposing positions.

(i)	Escalation rate applies to power prices in 2031 and beyond for December 31, 2016, and to power prices in 2026 and beyond for December 31, 2015.
We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2016, 2015 or 2014. At December 31, 2016 and 2015, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$2	$—	$1	$3
	Natural gas	2	12	1	15
	Power	—	—	9	9
	Total derivative assets – commodity contracts	$4	$12	$11	$27
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	408	—	—	408
	Debt securities:
	U.S. Treasury and agency securities	—	112	—	112
	Corporate bonds	—	67	—	67
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$409	$196	$—	$605	(b)
	Total Ameren	$413	$208	$11	$632
Ameren Missouri	Derivative assets – commodity contracts(a):

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	Fuel oils	$2	$—	$1	$3
	Natural gas	—	1	1	2
	Power	—	—	9	9
	Total derivative assets – commodity contracts	$2	$1	$11	$14
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	408	—	—	408
	Debt securities:
	U.S. Treasury and agency securities	—	112	—	112
	Corporate bonds	—	67	—	67
	Other	—	17	—	17
	Total nuclear decommissioning trust fund	$409	$196	$—	$605	(b)
	Total Ameren Missouri	$411	$197	$11	$619
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$2	$11	$—	$13
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$5	$—	$—	$5
	Natural gas	—	13	1	14
	Power	—	1	187	188
	Uranium	—	—	4	4
	Total Ameren	$5	$14	$192	$211
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$5	$—	$—	$5
	Natural gas	—	6	—	6
	Power	—	1	2	3
	Uranium	—	—	4	4
	Total Ameren Missouri	$5	$7	$6	$18
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$7	$1	$8
	Power	—	—	185	185
	Total Ameren Illinois	$—	$7	$186	$193

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.
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
All costs related to financial assets and liabilities, including those classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the years ended December 31, 2016 and 2015, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils, natural gas, and uranium were immaterial.

The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net Derivative Commodity Contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the year ended December 31, 2015
Beginning balance at January 1, 2015	$9	$(142)	$(133)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	2	(41)	(39)
Purchases	29	—	29
Settlements	(23)	13	(10)
Transfers out of Level 3	(1)	—	(1)
Ending balance at December 31, 2015	$16	$(170)	$(154)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2015	$—	$(39)	$(39)
For the year ended December 31, 2016
Beginning balance at January 1, 2016	$16	$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities:	(1)	(29)	(30)
Purchases	13	—	13
Settlements	(21)	14	(7)
Ending balance at December 31, 2016	$7	$(185)	$(178)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2016	$—	$(27)	$(27)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the years ended December 31, 2016 and 2015, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
See Note 11 – Retirement Benefits for the fair value hierarchy tables detailing Ameren’s pension and postretirement plan assets as of December 31, 2016, as well as a table summarizing the changes in Level 3 plan assets during 2016.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations, and preferred stock at December 31, 2016 and 2015:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)
Long-term debt and capital lease obligations (including current portion)	$7,276	$7,772	$7,275	$7,814
Preferred stock	142	131	142	125
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,994	$4,304	$4,110	$4,449
Preferred stock	80	79	80	75
Ameren Illinois:
Long-term debt (including current portion)	$2,588	$2,765	$2,471	$2,665
Preferred stock	62	52	62	50

(a)	Preferred stock is recorded in "Noncontrolling Interests" on the consolidated balance sheet.
NOTE 9 – NUCLEAR DECOMMISSIONING TRUST FUND INVESTMENTS
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2016, and 2015. See Note 10 – Callaway Energy Center for additional information.
Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Proceeds from sales and maturities	$377	$349	$391
Gross realized gains	7	8	7
Gross realized losses	4	2	2
Net realized and unrealized gains and losses are deferred and are currently recorded as a regulatory liability related to AROs on Ameren’s and Ameren Missouri’s balance sheets. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. Gains or losses associated with assets in the trust fund could result in lower or higher funding requirements for decommissioning costs, which are expected to be reflected in electric rates paid by Ameren Missouri’s customers. See Note 2 – Rate and Regulatory Matters.
The following table presents the costs and fair values of investments in debt and equity securities in Ameren's and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2016 and 2015:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2016
Debt securities	$197	$3	$4	$196
Equity securities	161	253	6	408
Cash	1	—	—	1
Other(a)	2	—	—	2
Total	$361	$256	$10	$607
2015
Debt securities	$191	$2	$4	$189
Equity securities	147	224	7	364
Cash	4	—	—	4
Other(a)	(1)	—	—	(1)
Total	$341	$226	$11	$556

(a)	Represents net receivables and payables relating to pending security sales, interest, and security purchases.
The following table presents the costs and fair values of investments in debt securities in Ameren's and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2016:

	Cost	Fair Value
Less than 5 years	$105	$104
5 years to 10 years	47	47
Due after 10 years	45	45
Total	$197	$196
We have unrealized losses relating to certain available-for-sale investments included in our nuclear decommissioning trust fund, recorded as a regulatory asset as discussed above. Decommissioning will not occur until our nuclear energy center is retired. The Callaway energy center’s current operating license expires in 2044.
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
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $24 million, $14 million, and $15 million in 2016, 2015, and 2014, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. In April 2016, the MoPSC approved no change in electric service rates for decommissioning costs.
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
NOTE 11 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren has defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren has defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren Supplemental Retirement Plan, which is available to provide certain management employees and retirees with a supplemental benefit when their qualified pension plan benefits are capped in compliance with Internal Revenue Code limitations. Ameren’s other postretirement plan is the Ameren Retiree Welfare Benefit Plan. Effective December 31, 2016, the applicable assets and liabilities of the Ameren Group Life Insurance Plan were merged with the Ameren Retiree Welfare Benefit Plan. Only Ameren subsidiaries participate in the plans listed above.
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $774 million and $567 million as of December 31, 2016, and December 31, 2015, respectively. These net liabilities are recorded in "Other current liabilities," "Pension and other postretirement benefits," and "Other assets" on Ameren's consolidated balance sheet. The primary factor contributing to the increase in the unfunded obligation during 2016 was a 50 basis point decrease in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The increase in the unfunded obligation also resulted in an increase to "Regulatory assets" on Ameren's, Ameren Missouri's, and Ameren Illinois' consolidated balance sheet.
The following table presents the net benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2016 and 2015:

	2016	2015
Ameren(a)	$774	$567
Ameren Missouri	293	236
Ameren Illinois	315	219

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets. The following table presents the funded status of Ameren's pension and postretirement benefit plans as of December 31, 2016 and 2015. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2016 and 2015, that have not been recognized in net periodic benefit costs.

	2016			2015
	Pension Benefits(a)		Postretirement Benefits(a)	Pension Benefits(a)		Postretirement Benefits(a)
Accumulated benefit obligation at end of year	$4,288	$	(b)	$3,995	$	(b)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,197		$1,094	$4,410		$1,203
Service cost	81		19	92		24
Interest cost	185		50	174		48
Participant contributions	—		8	—		8
Actuarial (gain) loss	265		52	(256)		(133)
Settlement	—		—	(2)		—
Benefits paid	(210)		(54)	(221)		(56)
Federal subsidy on benefits paid	(b)		1	(b)		—
Net benefit obligation at end of year	4,518		1,170	4,197		1,094
Change in plan assets:
Fair value of plan assets at beginning of year	3,653		1,071	3,794		1,109
Actual return on plan assets	313		73	(29)		(8)
Employer contributions	57		2	111		18
Federal subsidy on benefits paid	(b)		1	(b)		—
Participant contributions	—		8	—		8
Settlements	—		—	(2)		—
Benefits paid	(210)		(54)	(221)		(56)
Fair value of plan assets at end of year	3,813		1,101	3,653		1,071
Funded status – deficiency	705		69	544		23
Accrued benefit cost at December 31	$705		$69	$544		$23
Amounts recognized in the balance sheet consist of:
Noncurrent asset(c)	$—		$—	$—		$(18)
Current liability(d)	3		2	3		2
Noncurrent liability	702		67	541		39
Net liability recognized	$705		$69	$544		$23
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$535		$(29)	$395		$(82)
Prior service cost (credit)	(4)		(8)	(5)		(11)
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial (gain) loss	43		—	17		(3)
Prior service cost (credit)	—		(1)	—		—
Total	$574		$(38)	$407		$(96)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.

(c)	Included in "Other assets" on Ameren's consolidated balance sheet.

(d)	Included in "Other current liabilities" on Ameren's consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate at measurement date	4.00%	4.50%	4.00%	4.50%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	5.00	5.00
Medical cost trend rate (ultimate)	(a)	(a)	5.00	5.00

(a)	Not applicable

Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan's projected benefit payments. The settlement portfolio of bonds is selected from a pool of more than 700 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In addition, during 2016, Ameren adopted the Society of Actuaries 2016 Mortality Tables Report and Mortality Improvement Scale. The updated mortality tables assume a lower rate of mortality improvement as compared to the 2015 Mortality Tables Report and Mortality Improvement Scale that Ameren adopted in 2015. The 2016 tables lowered projected improvements in life expectancies for our employees and retirees, resulting in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of

service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension cost or the legally required minimum contribution. Considering its assumptions at December 31, 2016, its investment performance in 2016, and its pension funding policy, Ameren expects to make annual contributions of $50 million to $70 million in each of the next five years, with aggregate estimated contributions of $290 million. We expect Ameren Missouri’s and Ameren Illinois’ portion of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2016, 2015, and 2014:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Ameren Missouri	$21	$47	$41	$1	$8	$3
Ameren Illinois	30	45	39	1	8	2
Other	6	19	19	—	2	1
Ameren	57	111	99	2	18	6
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 7.00% in 2017. No plan assets are expected to be returned to Ameren during 2017.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value), and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2017 and our pension and postretirement plans’ asset categories as of December 31, 2016 and 2015:

Asset Category	Target Allocation 2017	Percentage of Plan Assets at December 31,
		2016	2015
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	1%
Equity securities:
U.S. large-capitalization	29% – 39%	34%	34%
U.S. small- and mid-capitalization	3% – 13%	9%	7%
International and emerging markets	9% – 19%	14%	13%
Total equity	51% – 61%	57%	54%
Debt securities	35% – 45%	37%	40%
Real estate	0% – 9%	5%	5%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	3%	4%
Equity securities:
U.S. large-capitalization	34% – 44%	40%	39%
U.S. small- and mid-capitalization	2% – 12%	7%	7%
International	9% – 19%	14%	13%
Total equity	55% – 65%	61%	59%
Debt securities	33% – 43%	36%	37%
Total		100%	100%

(a)	Less than 1% of plan assets.
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
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2016. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the last business day on or before the measurement date. Securities traded in over-the-counter markets are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments are based on NAV determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund's board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2016:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV(a)	Total
Cash and cash equivalents	$—	$—	$—	$33	$33
Equity securities:
U.S. large-capitalization	—	—	—	1,352	1,352
U.S. small- and mid-capitalization	361	—	—	—	361
International and emerging markets	133	—	—	389	522
Debt securities:
Corporate bonds	—	617	—	13	630
Municipal bonds	—	95	—	—	95
U.S. Treasury and agency securities	—	701	—	—	701
Other	—	21	—	—	21
Real estate	—	—	—	202	202
Private equity	—	—	—	6	6
Total	$494	$1,434	$—	$1,995	$3,923
Less: Medical benefit assets at December 31(b)					(132)
Plus: Net receivables at December 31(c)					22
Fair value of pension plans assets at year end					$3,813

(a)
Reflects the adoption of the new authoritative accounting guidance related to investments measured at the NAV practical expedient. See Note 1 - Summary of Significant Accounting Policies for additional information.

(b)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(c)	Receivables related to pending security sales, offset by payables related to pending security purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2015:

	Quoted Prices in Active Markets for Identified Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV(a)	Total
Cash and cash equivalents	$—	$—	$—	$20	$20
Equity securities:
U.S. large-capitalization	—	—	—	1,296	1,296
U.S. small- and mid-capitalization	268	—	—	—	268
International and emerging markets	122	126	—	243	491
Debt securities:
Corporate bonds	—	617	—	14	631
Municipal bonds	—	104	—	—	104
U.S. Treasury and agency securities	6	751	—	—	757
Other	—	5	—	—	5
Real estate	—	—	—	168	168
Private equity	—	—	—	8	8
Total	$396	$1,603	$—	$1,749	$3,748
Less: Medical benefit assets at December 31(b)					(123)
Plus: Net receivables at December 31(c)					28
Fair value of pension plans assets at year end					$3,653

(a)
Reflects the adoption of the new authoritative accounting guidance related to investments measured at the NAV practical expedient. See Note 1 - Summary of Significant Accounting Policies for additional information.

(b)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(c)	Receivables related to pending security sales, offset by payables related to pending security purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2016:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV(a)	Total
Cash and cash equivalents	$53	$—	$—	$—	$53
Equity securities:
U.S. large-capitalization	291	—	—	101	392
U.S. small- and mid-capitalization	72	—	—	—	72
International	40	—	—	92	132
Other	—	7	—	—	7
Debt securities:
Corporate bonds	—	141	—	—	141
Municipal bonds	—	110	—	—	110
U.S. Treasury and agency securities	—	68	—	—	68
Other	—	—	—	19	19
Total	$456	$326	$—	$212	$994
Plus: Medical benefit assets at December 31(b)					132
Less: Net payables at December 31(c)					(25)
Fair value of postretirement benefit plans assets at year end					$1,101

(a)
Reflects the adoption of the new authoritative accounting guidance related to investments measured at the NAV practical expedient. See Note 1 - Summary of Significant Accounting Policies for additional information.

(b)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(c)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2015:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV(a)	Total
Cash and cash equivalents	$61	$—	$—	$—	$61
Equity securities:
U.S. large-capitalization	272	—	—	98	370
U.S. small- and mid-capitalization	65	—	—	—	65
International	33	38	—	55	126
Other	—	7	—	—	7
Debt securities:
Corporate bonds	—	138	—	—	138
Municipal bonds	—	114	—	—	114
U.S. Treasury and agency securities	—	55	—	—	55
Other	—	4	—	36	40
Total	$431	$356	$—	$189	$976
Plus: Medical benefit assets at December 31(a)					123
Less: Net payables at December 31(b)					(28)
Fair value of postretirement benefit plans assets at year end					$1,071

(a)
Reflects the adoption of the new authoritative accounting guidance related to investments measured at the NAV practical expedient. See Note 1 - Summary of Significant Accounting Policies for additional information.

(b)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(c)	Payables related to pending security purchases, offset by Medicare, interest receivables, and receivables related to pending security sales.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of Ameren's pension and postretirement benefit plans during 2016, 2015, and 2014:

	Pension Benefits	Postretirement Benefits
2016
Service cost	$81	$19
Interest cost	185	50
Expected return on plan assets	(253)	(72)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	32	(11)
Net periodic benefit cost (benefit)	$44	$(19)
2015
Service cost	$92	$24
Interest cost	174	48
Expected return on plan assets	(248)	(68)
Amortization of:
Prior service credit	(1)	(5)
Actuarial loss	74	5
Settlement loss	1	—
Net periodic benefit cost (benefit)	$92	$4
2014
Service cost	$79	$19
Interest cost	183	50
Expected return on plan assets	(229)	(65)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	49	(7)
Net periodic benefit cost (benefit)	$81	$(8)
The estimated amounts that will be amortized from regulatory assets and accumulated OCI into Ameren's net periodic benefit cost in 2017 are as follows:

	Pension Benefits(a)	Postretirement Benefits(a)
Regulatory assets:
Prior service credit	$(1)	$(5)
Net actuarial (gain) loss	50	(7)
Accumulated OCI:
Net actuarial loss	4	—
Total	$53	$(12)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses subject to amortization are amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred and included in continuing operations for the years ended December 31, 2016, 2015, and 2014:

	Pension Costs			Postretirement Costs
	2016	2015	2014	2016	2015	2014
Ameren Missouri(a)	$26	$54	$50	$(5)	$8	$3
Ameren Illinois	22	38	30	(13)	(3)	(9)
Other	(4)	—	1	(1)	(1)	(2)
Ameren	44	92	81	(19)	4	(8)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2016, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2017	$248	$3	$54	$2
2018	254	3	57	2
2019	261	3	59	2
2020	265	3	61	2
2021	273	3	63	2
2022 – 2026	1,405	13	331	12
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2016, 2015, and 2014:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate at measurement date	4.50%	4.00%	4.75%	4.50%	4.00%	4.75%
Expected return on plan assets	7.00	7.25	7.25	7.00	7.00	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	(a)	(a)	(a)	5.00	5.00	5.00
Medical cost trend rate (ultimate)	(a)	(a)	(a)	5.00	5.00	5.00

(a)	Not applicable
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$142	$—	$38
0.25% increase in salary scale	2	16	—	—
1.00% increase in annual medical trend	—	—	3	54
1.00% decrease in annual medical trend	—	—	(3)	(54)
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible employees at December 31, 2016. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to the continuing operations for each of the Ameren Companies for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren Missouri	$16	$16	$16
Ameren Illinois	12	12	11
Other	1	1	1
Ameren	29	29	28
NOTE 12 – STOCK-BASED COMPENSATION
The 2014 Incentive Plan is Ameren’s long-term stock compensation plan for eligible employees and directors. The 2006 Incentive Plan was replaced prospectively for new grants beginning in April 2014. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. At December 31, 2016, there were 5.8 million common shares remaining for grant under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.
Performance Share Units

A share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified performance or market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. The vesting period for share units awarded in 2015 and 2016 extended beyond the three-year performance period to the payout date, while the vesting period for share units awarded in 2014 matched the three-year performance period and vested on December 31, 2016.
A summary of nonvested performance share units at December 31, 2016, and changes during the year ended December 31, 2016, under the 2006 Incentive Plan and the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2016	1,024,870	$46.08
Granted(a)	588,615	44.13
Forfeitures	(15,949)	45.07
Earned and vested(b)	(537,897)	40.12
Nonvested at December 31, 2016	1,059,639	$48.04

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in 2016 under the 2014 Incentive Plan.

(b)
Includes share units granted in 2014 that vested as of December 31, 2016 and were earned pursuant to the terms of the award grants. Also includes share units that vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The following table presents the stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Ameren Missouri	$4	$5	$5
Ameren Illinois	2	3	2
Other(a)	11	11	12
Ameren	17	19	19
Less income tax benefit	6	7	7
Stock-based compensation expense, net	$11	$12	$12

(a)	Represents compensation expense of employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units of $83 million, $27 million, and $33 million for the years ended December 31, 2016, 2015, and 2014. There were no significant compensation costs capitalized related to the performance share units during the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016, total compensation cost of $25 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 22 months.
The fair value of each share unit awarded in 2016 under the 2014 Incentive Plan was determined to be $44.13, which was based on Ameren's closing common share price of $43.23 at December 31, 2015, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren's total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2016. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.31%, volatility of 15% to 20% for the peer group, and Ameren's attainment of a three-year average earnings per share threshold during the performance period.
The fair value of each share unit awarded in 2015 under the 2014 Incentive Plan was determined to be $52.88, which was based on Ameren’s closing common share price of $46.13 at December 31, 2014, and lattice simulations. The lattice simulations reflected the three-year performance period relative to the designated peer group beginning January 1, 2015. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.10%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
The fair value of each share unit awarded in 2014, excluding the grants issued in April 2014 for certain executive officers, under the 2006 Incentive Plan and the 2014 Incentive Plan was determined to be $38.90, which was based on Ameren’s closing common share price of $36.16 at December 31, 2013, and lattice simulations. The lattice simulations reflected the three-year performance period relative to the designated peer group beginning January 1, 2014. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.78%, volatility of 12% to 18% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.

NOTE 13 – INCOME TAXES

The following table presents the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2016, 2015, and 2014:

	Ameren Missouri	Ameren Illinois	Ameren
2016
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	—	—
Amortization of deferred investment tax credit	(1)	—	—
State tax	3	5	4
Stock-based compensation(a)	—	—	(2)
Valuation allowance	—	—	1
Other permanent items	—	(2)	(1)
Effective income tax rate	38%	38%	37%
2015
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	—	(2)	(1)
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	3	5	5
Other permanent items	—	(1)	—
Effective income tax rate	37%	37%	38%
2014
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	3	6	4
Other permanent items	—	—	1
Effective income tax rate	37%	41%	39%

(a)	Reflects the adoption of new authoritative accounting guidance related to share-based compensation. See Note 1 – Summary of Significant Accounting Policies for more information.

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2016
Current taxes:
Federal	$31	$(8)	$(24)	$(1)
State	6	12	(21)	(3)
Deferred taxes:
Federal	161	117	21	299
State	23	37	32	92
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$216	$158	$8	$382
2015
Current taxes:
Federal	$110	$(83)	$(29)	$(2)
State	17	(11)	(10)	(4)
Deferred taxes:
Federal	71	193	35	299
State	16	29	31	76
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense	$209	$127	$27	$363
2014
Current taxes:
Federal	$(13)	$(51)	$27	$(37)
State	(3)	(2)	(32)	(37)
Deferred taxes:
Federal	222	159	(12)	369
State	28	38	22	88
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense (benefit)	$229	$143	$5	$377
The Illinois corporate income tax rate was 9.5% in 2014. The tax rate decreased to 7.75% on January 1, 2015, and is scheduled to decrease to 7.3% on January 1, 2025.
The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences at December 31, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2016
Accumulated deferred income taxes, net liability (asset):
Plant related	$3,103	$1,769	$147	$5,019
Regulatory assets, net	75	(1)	—	74
Deferred employee benefit costs	(76)	(38)	(97)	(211)
Revenue requirement reconciliation adjustments	—	34	—	34
Tax carryforwards	(66)	(138)	(472)	(676)
Other	(23)	5	42	24
Total net accumulated deferred income tax liabilities (assets)	$3,013	$1,631	$(380)	$4,264
2015
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,931	$1,587	$37	$4,555
Regulatory assets, net	81	(1)	—	80
Deferred employee benefit costs	(76)	(40)	(91)	(207)
Revenue requirement reconciliation adjustments	—	66	—	66
Tax carryforwards	(65)	(133)	(405)	(603)
Other	(27)	1	20	(6)
Total net accumulated deferred income tax liabilities (assets)	$2,844	$1,480	$(439)	$3,885
The following table presents the components of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2016 and 2015:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2016
Net operating loss carryforwards:
Federal(a)	$33	$137	$324	$494
State(a)	4	—	41	45
Total net operating loss carryforwards	$37	$137	$365	$539
Tax credit carryforwards:
Federal(a)	$29	$1	$79	$109
State(b)	—	—	21	21
Total tax credit carryforwards	$29	$1	$100	$130
Charitable contribution carryforwards(b)	$—	$—	$18	$18
Valuation allowance(c)	—	—	(11)	(11)
Total charitable contribution carryforwards	$—	$—	$7	$7
2015
Net operating loss carryforwards:
Federal	$35	$127	$245	$407
State	4	4	38	46
Total net operating loss carryforwards	$39	$131	$283	$453
Tax credit carryforwards:
Federal	$26	$1	$78	$105
State	—	1	40	41
State valuation allowance	—	—	(2)	(2)
Total tax credit carryforwards	$26	$2	$116	$144
Charitable contribution carryforwards	$—	$—	$10	$10
Valuation allowance	—	—	(4)	(4)
Total charitable contribution carryforwards	$—	$—	$6	$6

(a)	Will expire between 2029 and 2036.

(b)	Will expire between 2017 and 2021.

(c)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.
Uncertain Tax Positions
As of December 31, 2016 and 2015, the Ameren Companies did not record any uncertain tax positions. The settlements discussed below resolved previously recorded uncertain tax positions.
In 2015, final settlements for tax years 2012 and 2013 were reached with the IRS. The 2015 settlement of the 2013 tax year impacted discontinued operations. See Note 1 – Summary of Significant Accounting Policies for additional information.

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
Electric Power Supply Agreements
Ameren Illinois must acquire capacity and energy sufficient to meet its obligations to customers. Ameren Illinois uses periodic RFP processes, administered by the IPA and approved by the ICC, to contract capacity and energy on behalf of its customers. Ameren Missouri participates in the RFP process and has been a winning supplier for certain periods.
Capacity Supply Agreements
In a procurement event in 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements for $1 million and $3 million for the 12 months ended May 31, 2014, and 2015, respectively. In a procurement event in 2015, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements for $15 million for the 12 months ending May 31, 2017.
Energy Swaps and Energy Products
Based on the outcome of IPA administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of megawatthours at a predetermined price over a specified period of time. The following table presents the agreements the companies have entered into, as well as the specified time period, price, and amount of megawatthours included in each agreement:

IPA Procurement Event	Time Period	MWh	Average Price per MWh
May 2014	January 2015 – February 2017	168,400	$51
April 2015	June 2015 – June 2017	667,000	36
September 2015	November 2015 – May 2018	339,000	38
April 2016	June 2017 – September 2018	375,200	35
September 2016	May 2017 – September 2018	82,800	34
Collateral Postings
Under the terms of the Illinois energy product agreements

entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2016 and 2015, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
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
Transmission Services
Ameren Illinois receives transmission services from ATXI for its retail load in the AMIL pricing zone.
Money Pool
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings for a discussion of affiliate borrowing arrangements.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement and the related capital contributions and return of capital.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the years ended December 31, 2016, 2015, and 2014. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2016		$28	$	(a)
with Ameren Illinois		2015		15		(a)
		2014		5		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		25		5
rent and facility services		2015		25		4
		2014		21		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2016		1		(b)
miscellaneous support services		2015		2		(b)
		2014		1		(b)
Total Operating Revenues		2016		$54		$5
		2015		42		4
		2014		27		2
Ameren Illinois power supply	Purchased Power	2016	$	(a)		$28
agreements with Ameren Missouri		2015		(a)		15
		2014		(a)		5
Ameren Illinois transmission	Purchased Power	2016		(a)		2
services from ATXI		2015		(a)		2
		2014		(a)		2
Total Purchased Power		2016	$	(a)		$30
		2015		(a)		17
		2014		(a)		7
Ameren Services support services	Other Operations and	2016		$129		$123
agreement	Maintenance	2015		131		119
		2014		124		109
Money pool borrowings (advances)	Interest (Charges)	2016	$	(b)	$	(b)
	Income	2015		(b)		(b)
		2014		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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

Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2016. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments
Public liability and nuclear worker liability:
American Nuclear Insurers	$375	(a)	$—
Pool participation	12,986	(b)	127	(c)
	$13,361	(d)	$127
Property damage:
Nuclear Electric Insurance Limited	$2,710	(e)	$30	(f)
European Mutual Association for Nuclear Insurance	450	(g)	—
	$3,160		$30
Replacement power:
Nuclear Electric Insurance Limited	$490	(h)	$7	(f)

(a)	Effective January 1, 2017, limit was increased to $450 million.

(b)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

(c)
Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $19 million per year.

(d)
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

(e)	NEIL provides $2.71 billion in property damage, decontamination, and premature decommissioning insurance for radiation events. NEIL provides $2.3 billion in property damage for nonradiation events.

(f)	All NEIL-insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.

(g)
European Mutual Association for Nuclear Insurance provides $450 million in excess of the $2.71 billion and $2.3 billion property coverage for radiation and nonradiation events, respectively, provided by NEIL.

(h)
Provides replacement power cost insurance in the event of a prolonged accidental outage. Weekly indemnity is up to $4.5 million for 52 weeks, which commences after the first 12 weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter, for a total not exceeding the policy limit of $490 million. Nonradiation events are sub-limited to $328 million.

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
Losses resulting from terrorist attacks on nuclear facilities are covered under NEIL’s insurance policies, subject to an industrywide aggregate policy coverage limit of $3.24 billion within a 12-month period, or $1.83 billion for events not involving radiation contamination.
If losses from a nuclear incident at the Callaway energy center exceed the limits of or are not covered by insurance, or if insurance coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.

Leases
We lease various facilities, office equipment, plant equipment, and rail cars under capital and operating leases. The following table presents our lease obligations at December 31, 2016:

	2017	2018	2019	2020	2021	After 5 Years	Total
Ameren:(a)
Minimum capital lease payments(b)	$33	$32	$32	$32	$32	$297	$458
Less amount representing interest	27	26	25	25	25	48	176
Present value of minimum capital lease payments	$6	$6	$7	$7	$7	$249	$282
Operating leases(c)	13	12	12	11	10	23	81
Total lease obligations	$19	$18	$19	$18	$17	$272	$363
Ameren Missouri:
Minimum capital lease payments(b)	$33	$32	$32	$32	$32	$297	$458
Less amount representing interest	27	26	25	25	25	48	176
Present value of minimum capital lease payments	$6	$6	$7	$7	$7	$249	$282
Operating leases(c)	11	11	11	10	9	21	73
Total lease obligations	$17	$17	$18	$17	$16	$270	$355
Ameren Illinois:
Operating leases(c)	$1	$1	$1	$1	$1	$1	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	See Properties under Part I, Item 2, and Note 3 – Property, Plant, and Equipment, Net, of this report for additional information.

(c)
Amounts related to certain land-related leases have indefinite payment periods. The annual obligations of $3 million, $2 million, and $1 million for Ameren, Ameren Missouri, and Ameren Illinois for these items are included in the 2017 through 2021 columns, respectively.

The following table presents total rental expense included in operating expenses for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Ameren(a)	$38	$36	$37
Ameren Missouri	34	34	32
Ameren Illinois	30	28	25

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Other Obligations
To supply a portion of the fuel requirements of our energy centers, we have entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. We also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated fuel, purchased power, and other commitments for fuel at December 31, 2016. Ameren’s and Ameren Missouri’s purchased power commitments include a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois power purchase agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services at December 31, 2016.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)	Methane Gas	Other	Total
Ameren:(c)
2017	$599	$238	$45	$255	$3	$118	$1,258
2018	371	167	70	156	4	60	828
2019	311	99	27	79	4	60	580
2020	27	45	38	58	5	56	229
2021	—	12	44	58	5	29	148
Thereafter	—	43	45	478	65	198	829
Total	$1,308	$604	$269	$1,084	$86	$521	$3,872
Ameren Missouri:
2017	$599	$43	$45	$22	$3	$39	$751
2018	371	29	70	22	4	29	525
2019	311	15	27	22	4	29	408
2020	27	10	38	22	5	29	131
2021	—	5	44	22	5	28	104
Thereafter	—	18	45	59	65	183	370
Total	$1,308	$120	$269	$169	$86	$337	$2,289
Ameren Illinois:
2017	$—	$195	$—	$233	$—	$36	$464
2018	—	138	—	134	—	24	296
2019	—	83	—	57	—	27	167
2020	—	35	—	36	—	27	98
2021	—	8	—	36	—	—	44
Thereafter	—	25	—	419	—	—	444
Total	$—	$484	$—	$915	$—	$114	$1,513

(a)	Includes amounts for generation and for distribution.

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
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities, can trigger compliance with diverse environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time,

compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2016, Ameren Missouri’s fossil-fueled energy centers represented 18% and 34% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations impacting the electric utility industry include the regulation of CO2 emissions from existing power plants through the Clean Power Plan and from new power plants through the revised NSPS; the CSAPR, which requires further reductions of SO2 emissions and NOx emissions from power plants; a regulation governing management and storage of CCR; the MATS, which requires reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; effluent standards applicable to wastewater discharges from power plants; and regulations under the Clean Water Act that could require significant capital expenditures, such as modifications to water intake structures at Ameren Missouri’s energy centers. The EPA also periodically reviews and revises national ambient air quality standards, including those standards associated with emissions from power plants, such as particulate matter, ozone, SO2 and NOx. Certain of these regulations are being or are likely to be challenged through litigation, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. Although many details of future regulations are unknown, the individual or combined effects of recent environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with these environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require further capital investment. Ameren and Ameren Missouri expect that these costs would be recoverable through rates, subject to MoPSC prudence review, but the nature and timing of costs and their recovery could result in regulatory lag.
Ameren Missouri's current plan for compliance with existing environmental regulations for air emissions includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $425 million to $525 million in the aggregate from 2017 through 2021 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional air emissions controls beyond 2021. This estimate of capital expenditures includes expenditures required for the CCR regulations, the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and the Clean Water Act effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include the potential impacts of the Clean Power Plan discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant recent environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
Clean Air Act
Federal and state laws require significant reductions in SO2 and NOx through either emission source reductions or the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015. The second phase of emission reduction requirements, which were revised by the EPA in 2016, will become effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri does not expect to make additional capital investments to comply with the 2017 CSAPR requirements. However, Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
In 2015, the EPA issued final regulations that set CO2 emissions standards for new power plants. These new standards establish separate emissions limits for new natural-gas-fired combined cycle plants and new coal-fired plants.The Clean Power Plan sets forth CO2 emissions standards applicable to existing power plants. The rule was stayed by the United States Supreme Court in February 2016, pending the outcome of various legal challenges.
If upheld and implemented, the Clean Power Plan would require Missouri and Illinois to reduce CO2 emissions from power plants within their states significantly below 2005 levels by 2030. The rule contains interim compliance periods commencing in 2022 that would require each state to demonstrate progress in achieving its CO2 emissions reduction target. Ameren continues to evaluate the Clean Power Plan's potential impacts to its operations, including those related to electric system reliability, and to its level of investment in customer energy efficiency programs, renewable energy, and other forms of generation. Significant uncertainty exists regarding the impact of the Clean Power Plan as its implementation will depend upon plans to be developed by the states. Numerous legal challenges are pending, which could result in the rule being declared invalid or the nature and timing of CO2 emissions reductions being revised. All implementation requirements are deferred until such time as these legal challenges are concluded. A decision by the District of Columbia Circuit Court of Appeals is expected to be issued in 2017, and subsequent appeals to the United States Supreme Court are likely. We cannot predict the outcome of such legal challenges or their impact on our results of operations, financial position, or liquidity. If the rule is ultimately upheld and not rescinded or altered significantly by the new federal administration, compliance measures could result in the closure or alteration of the operation of some of Ameren Missouri’s coal and natural-gas-fired energy centers, which could in turn result in increased operating costs and require Ameren Missouri to make unplanned or accelerated capital expenditures. Ameren Missouri expects substantially all of these increased costs to be recoverable, subject to MoPSC prudence review, through higher rates to customers, which could be significant.
Federal and state legislation or regulations that mandate limits on the emission of CO2 may result in significant increases in capital expenditures and operating costs, which could lead to increased liquidity needs and higher financing costs. Mandatory limits on the emission of CO2 could increase costs for Ameren Missouri’s customers or have a material adverse effect on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity if regulators delay or deny recovery in rates of these compliance costs. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings might benefit from increased investment to comply with CO2 emission limitations to the extent that the investments are reflected and recovered on a timely basis in rates charged to customers.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. The case will now proceed to the second phase to determine the actions required to remedy the violations found in the liability phase of the litigation. The EPA previously withdrew all claims for penalties and fines. At the conclusion of both phases of the litigation, Ameren Missouri intends to appeal the liability ruling to the United States Circuit Court of Appeals for the Eighth Circuit. A decision by the district court regarding the remedy phase of the litigation could occur in 2018.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses. We are unable to predict the ultimate resolution of this matter or the costs that might be incurred.
Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant's cooling water system. Additionally, in 2015, the EPA issued its final rule to revise the effluent limitation guidelines applicable to steam electric generating units. Effluent limitation guidelines are national standards for water discharges that are based on the effectiveness of available control technology. The EPA's 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain components in water discharges from power plants. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. All of Ameren Missouri’s coal-fired energy centers are subject to the effluent limitations rule. Implementation of both rules will occur during the renewal process of each energy center’s water discharge permit, which will occur between 2018 and 2023. The rules could have an adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity if their implementation requires extensive modifications to the cooling water systems and water discharge systems at Ameren Missouri’s energy centers and if those investments are not recovered on a timely basis in electric rates charged to Ameren Missouri’s customers.
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR from coal fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri's energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. During 2015, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities and accelerated the closure of certain CCR storage facilities at its energy centers as a result of the new regulations. Ameren plans to close these CCR storage facilities between 2018 and 2023. See Note 1 – Summary of Significant Accounting Policies in this report for additional information.
Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites affected by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by federal or state governments as a potentially responsible party at several contaminated sites.
As of December 31, 2016, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2016, Ameren Illinois estimated the obligation related to these former MGP sites at $200 million to $268 million. Ameren and Ameren Illinois recorded a liability of $200 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
In December 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of December 31, 2016, and December 31, 2015, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances,

the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011 against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of December 31, 2016, and December 31, 2015, representing their estimate of the probable loss due as a result of this lawsuit. Ameren and Ameren Missouri believe there is a remote possibility that a liability relating to this lawsuit could be material to Ameren's and Ameren Missouri’s results of operations, financial position, and liquidity. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that Ameren Missouri will be successful in its efforts.
NOTE 16 – SEGMENT INFORMATION
During the fourth quarter of 2016, the Ameren Companies changed the manner in which performance is assessed and resources are allocated, driven by increasing investment in FERC-regulated electric transmission and Ameren Illinois electric distribution and natural gas distribution businesses, as well as the unique regulatory environment for each jurisdiction. Ameren now has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI and associated Ameren (parent) interest charges. The category called Other primarily includes Ameren parent company activities and Ameren Services.
Ameren Missouri has one segment. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. See Note 1 – Summary of Significant Accounting Policies for additional information regarding the operations of Ameren Missouri and Ameren Illinois.
Segment operating revenue and a majority of operating expenses are directly assigned by Ameren Illinois to each Ameren Illinois segment. Common operating expenses, miscellaneous income and expense, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected at Ameren Transmission and Ameren Illinois Transmission. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.
Prior to the fourth quarter of 2016, Ameren had two segments: Ameren Missouri and Ameren Illinois, which comprised the operations of the respective subsidiaries. The category called Other primarily included Ameren parent company activities, Ameren Services, and ATXI. Prior-period presentation has been adjusted for comparative purposes to reflect the 2016 change in segments.

The following tables present information about the reported revenues and specified items reflected in net income attributable to common shareholders from continuing operations and capital expenditures at Ameren and Ameren Illinois for the years ended December 31, 2016, 2015, and 2014. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other		Intersegment Eliminations	Consolidated
2016
External revenues	$3,469	$1,545	$753	$309		$—		$—	$6,076
Intersegment revenues	54	4	1	46	(a)	—		(105)	—
Depreciation and amortization	514	226	55	43		7		—	845
Interest income	28	11	—	1		11		(11)	40
Interest charges	211	72	34	58		18		(11)	382
Income taxes	216	78	39	74		(25)		—	382
Net income (loss) attributable to Ameren common shareholders from continuing operations	357	126	59	117		(6)		—	653
Capital expenditures	738	470	181	689		4	(b)	(6)	2,076
2015
External revenues	$3,566	$1,529	$782	$219		$2		$—	$6,098
Intersegment revenues	43	3	1	40	(a)	—		(87)	—
Depreciation and amortization	492	212	52	33		7		—	796
Interest income	28	12	—	—		7		(6)	41
Interest charges	219	71	35	35		1		(6)	355
Income taxes	209	71	24	51		8		—	363
Net income (loss) attributable to Ameren common shareholders from continuing operations	352	123	37	83		(16)		—	579
Capital expenditures	622	491	133	669		2	(b)	—	1,917
2014
External revenues	$3,526	$1,401	$976	$150		$—		$—	$6,053
Intersegment revenues	27	2	—	37	(a)	—		(66)	—
Depreciation and amortization	473	197	41	26		8		—	745
Interest income	28	7	—	—		5		(3)	37
Interest charges	211	63	28	26		16		(3)	341
Income taxes	229	75	39	38		(4)		—	377
Net income (loss) attributable to Ameren common shareholders from continuing operations	390	113	50	51		(17)		—	587
Capital expenditures	747	403	137	491		7	(b)	—	1,785

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)	Includes the elimination of intercompany transfers.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Consolidated
2016
External revenues	$1,549	$754	$187		$—	$2,490
Intersegment revenues	—	—	45	(a)	(45)	—
Depreciation and amortization	226	55	38		—	319
Interest income	11	—	1		—	12
Interest charges	72	34	34		—	140
Income taxes	78	39	41		—	158
Net income available to common shareholder	126	59	67		—	252
Capital expenditures	470	181	273		—	924
2015
External revenues	$1,532	$783	$151		$—	$2,466
Intersegment revenues	—	—	38	(a)	(38)	—
Depreciation and amortization	212	52	31		—	295
Interest income	12	—	—		—	12
Interest charges	71	35	25		—	131
Income taxes	71	24	32		—	127
Net income available to common shareholder	123	37	54		—	214
Capital expenditures	491	133	294		—	918
2014
External revenues	$1,403	$976	$119		$—	$2,498
Intersegment revenues	—	—	35	(a)	(35)	—
Depreciation and amortization	197	41	25		—	263
Interest income	7	—	—		—	7
Interest charges	63	28	21		—	112
Income taxes	75	39	29		—	143
Net income available to common shareholder	113	50	38		—	201
Capital expenditures	403	137	295		—	835

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2016				2015
Quarter ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$1,434	$1,427	$1,859	$1,356	$1,556	$1,401	$1,833	$1,308
Operating income	220	325	691	145	256	237	626	140
Net income	107	148	371	33	110	151	345	30
Net income attributable to Ameren common shareholders – continuing operations	$105	$147	$369	$32	$108	$98	$343	$30
Net income (loss) attributable to Ameren common shareholders – discontinued operations	—	—	—	—	—	52	—	(1)
Net income attributable to Ameren common shareholders	$105	$147	$369	$32	$108	$150	$343	$29
Earnings per common share – basic – continuing operations	$0.43	$0.61	$1.52	$0.13	$0.45	$0.40	$1.42	$0.12
Earnings per common share – basic – discontinued operations	—	—	—	—	—	0.21	—	—
Earnings per common share – basic	$0.43	$0.61	$1.52	$0.13	$0.45	$0.61	$1.42	$0.12
Earnings per common share – diluted – continuing operations(a)	$0.43	$0.61	$1.52	$0.13	$0.45	$0.40	$1.41	$0.12
Earnings per common share – diluted – discontinued operations	—	—	—	—	—	0.21	—	—
Earnings per common share – diluted(a)	$0.43	$0.61	$1.52	$0.13	$0.45	$0.61	$1.41	$0.12

(a)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is because of the effects of rounding and the changes in the number of weighted-average diluted shares outstanding each period.

Ameren Missouri Quarter ended	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Shareholder
March 31, 2016	$741	$63	$15	$14
March 31, 2015	800	115	42	41
June 30, 2016	867	197	93	92
June 30, 2015	884	146	62	61
September 30, 2016	1,165	431	242	241
September 30, 2015	1,171	423	240	239
December 31, 2016	750	54	10	10
December 31, 2015	754	58	11	11

Ameren Illinois Quarter ended	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Shareholder
March 31, 2016	$677	$133	$60	$59
March 31, 2015	745	120	54	53
June 30, 2016	542	107	46	45
June 30, 2015	513	83	32	31
September 30, 2016	676	230	119	119
September 30, 2015	655	189	98	98
December 31, 2016	595	74	30	29
December 31, 2015	553	74	33	32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2016, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2016. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2016 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Executive Officers of the Registrants” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. Walter J. Galvin serves as chairman of Ameren’s audit and risk committee and Catherine S. Brune, J. Edward Coleman, and Ellen M. Fitzsimmons serve as members. The board of directors of Ameren has determined that Walter J. Galvin and J. Edward Coleman each qualify as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
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
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2016, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(b)	1,995,995	(c)	5,832,009
Equity compensation plans not approved by security holders	—	—	—
Total	1,995,995	(c)	5,832,009

(a)
Pursuant to grants of performance share units (PSUs) under the 2006 Plan, 721,360 of the securities represent the estimated number of PSUs that were vested as of December 31, 2016 (including accrued and reinvested dividends), and 1,213,013 of the securities represent the target number of PSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2016 (including outstanding awards under the 2014 Incentive Plan as of December 31, 2016). The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the PSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentives: Performance Share Unit Program ("PSUP")” in Ameren’s definitive proxy statement for its 2017 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. Also, 61,622 of the securities represent shares that may be issued as of December 31, 2016, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.

(b)	Consists of the 2006 Incentive Plan and the 2014 Incentive Plan. The 2014 Incentive Plan replaced the 2006 Incentive Plan for any new grants made after April 24, 2014.

(c)
Earned PSUs and deferred compensation stock units are paid in shares of Ameren common stock on a one-for-one basis. Accordingly, the PSUs and deferred compensation stock units do not have a weighted-average exercise price.

Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2017 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Policy and Procedures With Respect to Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2017 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	149
(b)	Exhibit Index	149

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2016, 2015, and 2014
(In millions)	2016	2015	2014
Operating revenues	$—	$—	$—
Operating expenses	14	14	11
Operating loss	(14)	(14)	(11)
Equity in earnings of subsidiaries	663	600	607
Interest income from affiliates	10	6	3
Total other income (expense), net	(5)	(5)	2
Interest charges	28	3	16
Income tax (benefit)	(27)	5	(2)
Net Income Attributable to Ameren Common Shareholders – Continuing Operations	653	579	587
Net Income (Loss) Attributable to Ameren Common Shareholders – Discontinued Operations	—	51	(1)
Net Income Attributable to Ameren Common Shareholders	$653	$630	$586

Net Income Attributable to Ameren Common Shareholders – Continuing Operations	$653	$579	$587
Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(7), $3, and $(7), respectively	(20)	6	(12)
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	633	585	575
Comprehensive Income (Loss) from Discontinued Operations Attributable to Ameren Common Shareholders	—	51	(1)
Comprehensive Income Attributable to Ameren Common Shareholders	$633	$636	$574

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1	$—
Advances to money pool	27	—
Accounts receivable – affiliates	31	53
Miscellaneous accounts and notes receivable	26	3
Other current assets	8	9
Total current assets	93	65
Investments in subsidiaries	7,498	7,227
Note receivable – ATXI	350	290
Accumulated deferred income taxes, net	419	426
Other assets	135	158
Total assets	$8,495	$8,166
Liabilities and Shareholders’ Equity:
Short-term debt	507	301
Borrowings from money pool	33	14
Accounts payable – affiliates	13	75
Other current liabilities	17	22
Total current liabilities	570	412
Long-term debt	694	694
Pension and other postretirement benefits	45	33
Other deferred credits and liabilities	83	81
Total liabilities	1,392	1,220
Commitments and Contingencies (Notes 4 and 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,556	5,616
Retained earnings	1,568	1,331
Accumulated other comprehensive loss	(23)	(3)
Total shareholders’ equity	7,103	6,946
Total liabilities and shareholders’ equity	$8,495	$8,166

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2016, 2015, and 2014
(In millions)	2016	2015	2014
Net cash flows provided by operating activities	$483	$551	$528
Cash flows from investing activities:
Money pool advances, net	(27)	55	279
Notes receivable – affiliates, net	(60)	(96)	(134)
Investments in subsidiaries	(123)	(509)	(280)
Distributions from subsidiaries	—	—	215
Proceeds from note receivable – Marketing Company	—	20	95
Contributions to note receivable – Marketing Company	—	(8)	(89)
Other	2	(24)	(12)
Net cash flows provided by (used in) investing activities	(208)	(562)	74
Cash flows from financing activities:
Dividends on common stock	(416)	(402)	(390)
Short-term debt, net	206	(284)	217
Money pool borrowings, net	19	14	—
Maturities of long-term debt	—	—	(425)
Issuances of long-term debt	—	700	—
Capital issuance costs	—	(6)	—
Share-based payments	(83)	(12)	(14)
Net cash flows provided by (used in) financing activities	(274)	10	(612)
Net change in cash and cash equivalents	$1	$(1)	$(10)
Cash and cash equivalents at beginning of year	—	1	11
Cash and cash equivalents at end of year	$1	$—	$1

Cash dividends received from consolidated subsidiaries	$465	$575	$340

Noncash investing activity – investments in subsidiaries	—	(38)	(19)
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2016
NOTE 1 – BASIS OF PRESENTATION
Ameren Corporation (parent company only) is a public utility holding company that conducts substantially all of its business operations through its subsidiaries. Ameren Corporation (parent company only) has accounted for its subsidiaries using the equity method. These financial statements are presented on a condensed basis.
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information. See Note 14 – Related Party Transactions under Part II, Item 8, of this report for information on the tax allocation agreement between Ameren Corporation (parent company only) and its subsidiaries.
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2014, 2015 and 2016.
Ameren Corporation (parent company only) had a total of $51 million in guarantees outstanding, primarily for ATXI, that were not recorded on its December 31, 2016 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 3 – LONG-TERM OBLIGATIONS
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation's (parent company only) long-term debt, indenture provisions, and restricted cash balance.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 5 – DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for information regarding the divestiture transactions and discontinued operations.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2016	$19	$32	$3	$35	$19
2015	21	33	5	40	19
2014	18	36	4	37	21
Deferred tax valuation allowance:
2016	$6	$7	$(2)	$—	$11
2015	10	4	(8)	—	6
2014	7	3	—	—	10
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2016	$7	$10	$—	$10	$7
2015	8	13	—	14	7
2014	5	16	—	13	8
Deferred tax valuation allowance:
2016	$—	$—	$—	$—	$—
2015	1	—	(1)	—	—
2014	1	—	—	—	1
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2016	$12	$22	$3	$25	$12
2015	13	20	5	26	12
2014	13	20	4	24	13
Deferred tax valuation allowance:
2016	$—	$—	$—	$—	$—
2015	1	—	(1)	—	—
2014	1	—	—	—	1

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

(b)	Uncollectible accounts charged off, less recoveries.

ITEM 16.	FORM 10-K SUMMARY
The Ameren Companies elected not to provide a summary of the Form 10-K.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

AMEREN CORPORATION (registrant)

Date:	February 28, 2017	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Warner L. Baxter		Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2017
Warner L. Baxter

/s/ Martin J. Lyons, Jr.		Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Martin J. Lyons, Jr.

/s/ Bruce A. Steinke		Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Bruce A. Steinke

*		Director	February 28, 2017
Catherine S. Brune

*		Director	February 28, 2017
J. Edward Coleman

*		Director	February 28, 2017
Ellen M. Fitzsimmons

*		Director	February 28, 2017
Rafael Flores

*		Director	February 28, 2017
Walter J. Galvin

*		Director	February 28, 2017
Richard J. Harshman

*		Director	February 28, 2017
Gayle P. W. Jackson

*		Director	February 28, 2017
James C. Johnson

*		Director	February 28, 2017
Steven H. Lipstein

*		Director	February 28, 2017
Stephen R. Wilson

*By	/s/ Martin J. Lyons, Jr.		February 28, 2017

Martin J. Lyons, Jr.
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 28, 2017	By	/s/ Michael L. Moehn
Michael L. Moehn Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Chairman and President, and Director (Principal Executive Officer)	February 28, 2017
Michael L. Moehn

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2017
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Bruce A. Steinke

	*	Director	February 28, 2017
Mark C. Birk

	*	Director	February 28, 2017
Fadi M. Diya

	*	Director	February 28, 2017
Gregory L. Nelson

	*	Director	February 28, 2017
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 28, 2017
Martin J. Lyons, Jr.
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 28, 2017	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 28, 2017
Richard J. Mark

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2017
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Bruce A. Steinke

	*	Director	February 28, 2017
Craig D. Nelson

	*	Director	February 28, 2017
Gregory L. Nelson

	*	Director	February 28, 2017
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 28, 2017
Martin J. Lyons, Jr.
Attorney-in-Fact

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren	Transaction Agreement, dated as of March 14, 2013, between Ameren Corporation and Illinois Power Holdings, LLC	March 19, 2013 Form 8-K, Exhibit 2.1, File No. 1-14756
2.2	Ameren	Letter Agreement, dated December 2, 2013, between Ameren Corporation and Illinois Power Holdings, LLC, amending the Transaction Agreement, dated as of March 14, 2013	December 4, 2013 Form 8-K, Exhibit 2.2, File No. 1-14756
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended February 10, 2017	February 14, 2017 Form 8-K, Exhibit 3, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.1, File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.2, File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 2.70% Senior Notes due 2020 and the 3.65% Senior Notes due 2026 (including the global notes)	November 24, 2015 Form 8-K, Exhibits 4.3, 4.4 and 4.5, File No. 1-14756
4.4	Ameren Ameren Missouri
Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941
Exhibit B-1, File No. 2-4940
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	August 2, 1956 Form 8-K, Exhibit 2, File No. 1-2967
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	April 1971 Form 8-K, Exhibit 6, File No. 1-2967
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	February 1974 Form 8-K, Exhibit 3, File No. 1-2967
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.6, File No. 2-69821
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967

4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 15, 2003, relative to Series DD	August 4, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2003, relative to Series EE	October 8, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 1, 2004 relative to Series FF	May 18, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2007 relative to Series KK	June 15, 2007 Form 8-K, Exhibit 4.5, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2008 relative to Series LL	April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.31	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.32	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.33	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.34	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.35	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.36	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967

4.37	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.38	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.39	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.40	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.41	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 28, 2003, establishing the 5.10% Senior Secured Notes due 2018 (including the global note)	August 4, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 1, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2007, establishing the 6.40% Senior Secured Notes due 2017 (including the global note)	June 15, 2007 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.52	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.53	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 30, 2016 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.54	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.55	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.56	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.57	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.58	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.59	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672

4.60	Ameren Ameren Illinois
Indenture of Mortgage and Deed of Trust between Ameren Illinois (successor in interest to Central Illinois Light Company and Illinois Power Company) and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee, dated as of April 1, 1933 (CILCO Mortgage), Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between CILCO (predecessor in interest to Ameren Illinois) and the trustee, dated as of July 1, 1933, Supplemental Indenture between the same parties dated as of January 1, 1935, and Supplemental Indenture between the same parties dated as of April 1, 1940
Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.61	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949	December 1949 Form 8-K, Exhibit A, File No. 1-2732
4.62	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957	July 1957 Form 8-K, Exhibit A, File No. 1-2732
4.63	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966	February 1966 Form 8-K, Exhibit A, File No. 1-2732
4.64	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992	January 30, 1992 Form 8-K, Exhibit 4(b), File No. 1-2732
4.65	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732
4.66	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.67	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.68	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.69	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.70	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.71	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series S	Exhibit 4.41, File No. 333-71061
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of March 1, 1998, to Ameren Illinois Mortgage for Series T	Exhibit 4.42, File No. 333-71061
4.74	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of July 15, 1999, to Ameren Illinois Mortgage for Series U	June 30, 1999 Form 10-Q, Exhibit 4.4, File No. 1-3004
4.76	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 15, 2007, to Ameren Illinois Mortgage for Series BB	November 20, 2007 Form 8-K, Exhibit 4.4, File No. 1-3004
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of April 1, 2008, to Ameren Illinois Mortgage for Series CC	April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2008, to Ameren Illinois Mortgage for Series DD	October 23, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.4, File No. 1-3672
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672

4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.86	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.87	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.88	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.89	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.90	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.91	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated November 15, 2007, establishing the 6.125% Senior Secured Notes due 2017 (including the global note)	November 20, 2007 Form 8-K, Exhibit 4.2, File No. 1-3004
4.92	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated April 8, 2008, establishing the 6.25% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.93	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 23, 2008, establishing the 9.75% Senior Secured Notes due 2018 (including the global note)	October 23, 2008 Form 8-K, Exhibit 4.2, File No. 1-3004
4.94	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3004
4.95	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.96	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.97	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.98	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.99	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Illinois and JP Morgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation revised on October 9, 2015 and effective as of January 1, 2016	2015 Form 10-K, Exhibit 10.4, File No. 1-14756
10.5	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren Companies	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.7	Ameren Companies	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756

10.8	Ameren Companies	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren Companies	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2014 Ameren Executive Incentive Plan	March 31, 2014 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.11	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.12	Ameren Companies	*2016 Ameren Executive Incentive Plan	2015 Form 10-K, Exhibit 10.17, File No. 1-14756
10.13	Ameren Companies	*2017 Ameren Executive Incentive Plan
10.14	Ameren Companies	*2014 Base Salary Table for Named Executive Officers	2013 Form 10-K, Exhibit 10.15, File No. 1-14756
10.15	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.16	Ameren Companies	*2016 Base Salary Table for Named Executive Officers	2015 Form 10-K, Exhibit 10.17, File No. 1-14756
10.17	Ameren Companies	*2017 Base Salary Table for Named Executive Officers
10.18	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.19	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.20	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.21	Ameren Companies	*Formula for Determining 2014 Target Performance Share Unit Awards to be Issued to Named Executive Officers	March 31, 2014 Form 10-Q, Exhibit 10.2, File No. 1-14756
10.22	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.23	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2015 Form 10-K, Exhibit 10.24, File No. 1-14756
10.24	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers
10.25	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
10.26	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2006 Omnibus Incentive Compensation Plan	March 31, 2014 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.27	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.28	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2014 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.30, File No. 1-14756
10.29	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.30	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan	2015 Form 10-K, Exhibit 10.31, File No. 1-14756
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan
10.32	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.33	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois' Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren

Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data File
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

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