Form 10-Q
period 2017-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2017-08-04
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2017, was as follows:

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

•
the effect of Ameren Illinois participating in a performance-based formula ratemaking process under the IEIMA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, and the related financial commitments;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•
the effects of changes in federal, state, or local tax laws, regulations, interpretations, such as the increase in Illinois’ corporate income tax rate that became effective in July 2017, or rates and any challenges to the tax positions taken by the Ameren Companies;

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

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero-emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities, including our ability to recover the costs for such commodities and our customers' tolerance for the related rate increases;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$1,383	$1,274	$2,589	$2,376
Natural gas	155	153	463	485
Total operating revenues	1,538	1,427	3,052	2,861
Operating Expenses:
Fuel	189	166	395	369
Purchased power	149	135	329	273
Natural gas purchased for resale	41	41	171	193
Other operations and maintenance	422	435	827	835
Depreciation and amortization	222	210	443	417
Taxes other than income taxes	117	115	235	229
Total operating expenses	1,140	1,102	2,400	2,316
Operating Income	398	325	652	545
Other Income and Expenses:
Miscellaneous income	14	16	29	36
Miscellaneous expense	5	6	14	13
Total other income	9	10	15	23
Interest Charges	99	95	198	190
Income Before Income Taxes	308	240	469	378
Income Taxes	114	92	171	123
Net Income	194	148	298	255
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders	$193	$147	$295	$252

Earnings per Common Share – Basic and Diluted	$0.79	$0.61	$1.21	$1.04

Dividends per Common Share	$0.44	$0.425	$0.88	$0.85
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$194	$148	$298	$255
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $1, $3, $1 and $4, respectively	2	4	2	2
Comprehensive Income	196	152	300	257
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$195	$151	$297	$254
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$10	$9
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $19, respectively)	446	437
Unbilled revenue	334	295
Miscellaneous accounts receivable	77	63
Inventories	512	527
Current regulatory assets	95	149
Other current assets	97	113
Total current assets	1,571	1,593
Property, Plant, and Equipment, Net	20,589	20,113
Investments and Other Assets:
Nuclear decommissioning trust fund	651	607
Goodwill	411	411
Regulatory assets	1,506	1,437
Other assets	526	538
Total investments and other assets	3,094	2,993
TOTAL ASSETS	$25,254	$24,699
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$578	$681
Short-term debt	892	558
Accounts and wages payable	522	805
Taxes accrued	122	46
Interest accrued	104	93
Customer deposits	108	107
Current regulatory liabilities	141	110
Other current liabilities	298	274
Total current liabilities	2,765	2,674
Long-term Debt, Net	6,821	6,595
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,444	4,264
Accumulated deferred investment tax credits	52	55
Regulatory liabilities	2,003	1,985
Asset retirement obligations	634	635
Pension and other postretirement benefits	758	769
Other deferred credits and liabilities	477	477
Total deferred credits and other liabilities	8,368	8,185
Commitments and Contingencies (Notes 2, 4, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – 242.6 shares outstanding	2	2
Other paid-in capital, principally premium on common stock	5,528	5,556
Retained earnings	1,649	1,568
Accumulated other comprehensive loss	(21)	(23)
Total Ameren Corporation shareholders’ equity	7,158	7,103
Noncontrolling Interests	142	142
Total equity	7,300	7,245
TOTAL LIABILITIES AND EQUITY	$25,254	$24,699
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$298	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	419
Amortization of nuclear fuel	48	38
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	175	134
Allowance for equity funds used during construction	(10)	(13)
Share-based compensation costs	8	12
Other	(5)	(7)
Changes in assets and liabilities:
Receivables	(54)	(111)
Inventories	14	23
Accounts and wages payable	(183)	(200)
Taxes accrued	83	80
Regulatory assets and liabilities	(4)	108
Assets, other	22	24
Liabilities, other	21	(14)
Pension and other postretirement benefits	6	4
Net cash provided by operating activities	863	763
Cash Flows From Investing Activities:
Capital expenditures	(998)	(1,000)
Nuclear fuel expenditures	(50)	(24)
Purchases of securities – nuclear decommissioning trust fund	(213)	(201)
Sales and maturities of securities – nuclear decommissioning trust fund	204	192
Other	(2)	(2)
Net cash used in investing activities	(1,059)	(1,035)
Cash Flows From Financing Activities:
Dividends on common stock	(214)	(206)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	334	477
Maturities of long-term debt	(425)	(389)
Issuances of long-term debt	549	149
Share-based payments	(39)	(32)
Capital issuance costs	(4)	(1)
Other	(1)	(2)
Net cash provided by (used in) financing activities	197	(7)
Net change in cash and cash equivalents	1	(279)
Cash and cash equivalents at beginning of year	9	292
Cash and cash equivalents at end of period	$10	$13
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$913	$844	$1,659	$1,538
Natural gas	22	23	66	70
Total operating revenues	935	867	1,725	1,608
Operating Expenses:
Fuel	189	166	395	369
Purchased power	68	50	159	92
Natural gas purchased for resale	5	6	25	27
Other operations and maintenance	219	238	431	450
Depreciation and amortization	132	127	265	254
Taxes other than income taxes	85	83	160	156
Total operating expenses	698	670	1,435	1,348
Operating Income	237	197	290	260
Other Income and Expenses:
Miscellaneous income	11	9	23	24
Miscellaneous expense	2	2	4	4
Total other income	9	7	19	20
Interest Charges	53	53	107	105
Income Before Income Taxes	193	151	202	175
Income Taxes	72	58	75	67
Net Income	121	93	127	108
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$121	$93	$127	$108

Net Income	$121	$93	$127	$108
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$120	$92	$125	$106
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	—	161
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $7, respectively)	212	187
Accounts receivable – affiliates	15	12
Unbilled revenue	230	154
Miscellaneous accounts receivable	34	14
Inventories	399	392
Current regulatory assets	17	35
Other current assets	43	49
Total current assets	950	1,004
Property, Plant, and Equipment, Net	11,497	11,478
Investments and Other Assets:
Nuclear decommissioning trust fund	651	607
Regulatory assets	590	619
Other assets	317	327
Total investments and other assets	1,558	1,553
TOTAL ASSETS	$14,005	$14,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$185	$431
Short-term debt	60	—
Accounts and wages payable	208	444
Accounts payable – affiliates	122	68
Taxes accrued	113	30
Interest accrued	67	54
Current regulatory liabilities	29	12
Other current liabilities	130	123
Total current liabilities	914	1,162
Long-term Debt, Net	3,781	3,563
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,030	3,013
Accumulated deferred investment tax credits	50	53
Regulatory liabilities	1,255	1,215
Asset retirement obligations	629	629
Pension and other postretirement benefits	287	291
Other deferred credits and liabilities	16	19
Total deferred credits and other liabilities	5,267	5,220
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,828	1,828
Preferred stock	80	80
Retained earnings	1,624	1,671
Total shareholders’ equity	4,043	4,090
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,005	$14,035
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$127	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	257
Amortization of nuclear fuel	48	38
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	13	66
Allowance for equity funds used during construction	(9)	(10)
Other	3	—
Changes in assets and liabilities:
Receivables	(124)	(103)
Inventories	(7)	(9)
Accounts and wages payable	(169)	(174)
Taxes accrued	153	80
Regulatory assets and liabilities	57	55
Assets, other	19	14
Liabilities, other	24	37
Pension and other postretirement benefits	3	2
Net cash provided by operating activities	396	364
Cash Flows From Investing Activities:
Capital expenditures	(355)	(353)
Nuclear fuel expenditures	(50)	(24)
Purchases of securities – nuclear decommissioning trust fund	(213)	(201)
Sales and maturities of securities – nuclear decommissioning trust fund	204	192
Money pool advances, net	161	36
Other	—	(4)
Net cash used in investing activities	(253)	(354)
Cash Flows From Financing Activities:
Dividends on common stock	(172)	(210)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	60	77
Maturities of long-term debt	(425)	(260)
Issuances of long-term debt	399	149
Capital contribution from parent	—	38
Capital issuance costs	(3)	(1)
Net cash used in financing activities	(143)	(209)
Net change in cash and cash equivalents	—	(199)
Cash and cash equivalents at beginning of year	—	199
Cash and cash equivalents at end of period	$—	$—
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$441	$411	$880	$803
Natural gas	134	131	398	416
Other	1	—	1	—
Total operating revenues	576	542	1,279	1,219
Operating Expenses:
Purchased power	87	90	188	194
Natural gas purchased for resale	36	35	146	166
Other operations and maintenance	210	200	407	394
Depreciation and amortization	85	80	168	157
Taxes other than income taxes	28	30	68	68
Total operating expenses	446	435	977	979
Operating Income	130	107	302	240
Other Income and Expenses:
Miscellaneous income	3	6	6	11
Miscellaneous expense	2	3	8	8
Total other income (expense)	1	3	(2)	3
Interest Charges	36	35	73	70
Income Before Income Taxes	95	75	227	173
Income Taxes	37	29	89	67
Net Income	58	46	138	106
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $-, $-, $- and $(1), respectively	—	(1)	—	(2)
Comprehensive Income	$58	$45	$138	$104

Net Income	$58	$46	$138	$106
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$57	$45	$136	$104
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $12, respectively)	219	242
Accounts receivable – affiliates	69	10
Unbilled revenue	104	141
Miscellaneous accounts receivable	14	22
Inventories	114	135
Current regulatory assets	75	108
Other current assets	11	25
Total current assets	606	683
Property, Plant, and Equipment, Net	7,780	7,469
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	907	816
Other assets	97	95
Total investments and other assets	1,415	1,322
TOTAL ASSETS	$9,801	$9,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$394	$250
Short-term debt	159	51
Accounts and wages payable	236	264
Accounts payable – affiliates	55	63
Taxes accrued	7	16
Interest accrued	31	33
Customer deposits	69	69
Current environmental remediation	37	38
Current regulatory liabilities	95	78
Other current liabilities	128	109
Total current liabilities	1,211	971
Long-term Debt, Net	2,195	2,338
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,748	1,631
Accumulated deferred investment tax credits	2	2
Regulatory liabilities	745	768
Pension and other postretirement benefits	350	346
Environmental remediation	152	162
Other deferred credits and liabilities	228	222
Total deferred credits and other liabilities	3,225	3,131
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	1,103	967
Total shareholders’ equity	3,170	3,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,801	$9,474

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$138	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	156
Amortization of debt issuance costs and premium/discounts	7	7
Deferred income taxes and investment tax credits, net	116	65
Other	—	(6)
Changes in assets and liabilities:
Receivables	70	(5)
Inventories	20	32
Accounts and wages payable	(17)	(20)
Taxes accrued	(68)	(14)
Regulatory assets and liabilities	(54)	48
Assets, other	3	11
Liabilities, other	(10)	(1)
Pension and other postretirement benefits	2	3
Net cash provided by operating activities	375	382
Cash Flows From Investing Activities:
Capital expenditures	(484)	(442)
Other	4	4
Net cash used in investing activities	(480)	(438)
Cash Flows From Financing Activities:
Dividends on common stock	—	(60)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	108	177
Maturities of long-term debt	—	(129)
Other	(1)	(1)
Net cash provided by (used in) financing activities	105	(15)
Net change in cash and cash equivalents	—	(71)
Cash and cash equivalents at beginning of year	—	71
Cash and cash equivalents at end of period	$—	$—
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries, Ameren Missouri, Ameren Illinois, and ATXI, are described below. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren is also evaluating competitive electric transmission investment opportunities outside of MISO as they arise.

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
Discontinued operations were immaterial to all periods presented in Ameren’s financial statements. As such, the “Assets of discontinued operations” and “Liabilities of discontinued operations” included on the December 31, 2016 balance sheet have been reclassified in this report to “Other current assets” and “Other current liabilities,” respectively. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information.
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2017:

	Ameren Missouri		Ameren Illinois(a)	Ameren
Balance at December 31, 2016	$644	(b)	$6	$650	(b)
Liabilities settled	(1)		(c)	(1)
Accretion(d)	13		(c)	13
Change in estimates(e)	(12)		(1)	(13)
Balance at June 30, 2017	$644	(b)	$5	$649	(b)

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Balance included $15 million in “Other current liabilities” on the balance sheet as of December 31, 2016 and June 30, 2017, respectively.

(c)	Less than $1 million.

(d)	Accretion expense was recorded as a decrease to regulatory liabilities.

(e)	Ameren Missouri changed its fair value estimate primarily related to extending the remediation period of certain CCR storage facilities.
Share-based Compensation
A summary of nonvested performance share units at June 30, 2017, and changes during the six months ended June 30, 2017, under the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2017	1,059,639	$48.04
Granted(a)	498,940	59.16
Forfeitures	(38,521)	52.40
Vested(b)	(5,992)	52.88
Nonvested at June 30, 2017	1,514,066	$51.57

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees under the 2014 Incentive Plan.

(b)
Performance share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees vary depending on actual performance over the three-year measurement period.

The fair value of each performance share unit awarded in 2017 under the 2014 Incentive Plan was determined to be $59.16, which was based on Ameren’s closing common share price of $52.46 at December 31, 2016, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period beginning January 1, 2017, relative to the designated peer group. The simulations can produce a greater fair value for the performance share unit than the December 31 applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.47%, volatility of 15% to 21% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
Operating Revenue
The Ameren Companies record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period. For certain regulatory recovery mechanisms qualifying as alternative revenue programs, such as revenue requirement reconciliations, the Ameren Companies recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year.
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and therefore are not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” for the three and six months ended June 30, 2017 and 2016:

	Three Months		Six Months
	2017	2016	2017	2016
Ameren Missouri	$40	$40	$71	$70
Ameren Illinois	11	11	30	31
Ameren	$51	$51	$101	$101
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three and six months ended June 30, 2017 and 2016. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2017 and 2016.

Income Taxes
In July 2017, the Illinois legislature passed a bill that increased the state's corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The bill made the increase in the state’s corporate income tax rate, which was previously scheduled to decrease to 7.3% in 2025, permanent. Ameren's consolidated 2017 net income is expected to decrease by $15 million, including an expense of $14 million at Ameren (parent), due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this decrease, Ameren does not expect this tax increase to have a material impact on its consolidated net income prospectively. The tax increase is not expected to materially impact the earnings of the Ameren Illinois Electric Distribution, Ameren Transmission, nor Ameren Illinois Transmission segments since these businesses operate under formula ratemaking frameworks. The tax increase is expected to unfavorably affect 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. In addition, in the third quarter of 2017, Ameren’s and Ameren Illinois’ accumulated deferred tax balances will be revalued using the state’s new corporate income tax rate, which is expected to result in a net increase to the liability balances of $97 million and $79 million, respectively. These increased liabilities will be offset by a regulatory asset, as well as income tax expense, as discussed above.
Accounting and Reporting Developments
Below is a summary of updates related to our adoption of recently issued authoritative accounting standards. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards relating to leases, financial instruments, and restricted cash.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The underlying principle of the guidance is that an entity will recognize revenue for the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as separate presentation of alternative revenue programs on the income statement. Entities can apply the guidance to each reporting period presented (the full retrospective method) or by recording a cumulative effect adjustment to retained earnings in the period of initial adoption (the modified retrospective method).
We have substantially completed the evaluation of our contracts and do not expect material changes to the amount or timing of revenue recognition. We currently plan to apply the guidance using the full retrospective method and to include disaggregated revenue disclosures by segment and customer class in the combined notes to the financial statements in the first quarter of 2018. We will finalize our contract assessments and our selection of transition method by the end of 2017.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires an entity to retrospectively report the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and to present the other components of net benefit cost in the income statement separately from the service cost component, and outside of operating income. The guidance also requires that an entity only capitalize the service cost component as part of an asset such as inventory or property, plant, and equipment on a prospective basis. Previously, all of the net benefit cost components were eligible for capitalization. The adoption of this guidance in the first quarter of 2018 may result in the recognition of new regulatory assets or liabilities related to the recovery or return of the non-service cost components of net benefit cost. See Note 11 – Retirement Benefits for the components of net benefit cost. We are currently assessing the impacts of this guidance on our results of operations, financial position, and disclosures.
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

The order authorized the continued use of the FAC and the regulatory tracking mechanisms for pension and postretirement benefits, uncertain income tax positions, and renewable energy standards that the MoPSC authorized in earlier electric rate orders. These regulatory tracking mechanisms provide for a base level of expense to be reflected in Ameren Missouri’s base electric rates with differences in the actual expenses incurred recorded as a regulatory asset or liability. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs decreased by $54 million from the base level established in the MoPSC's April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, reduced expenses by $26 million from the base levels established in the MoPSC's April 2015 electric rate order.
ATXI’s Mark Twain Project
The Mark Twain project is a MISO-approved transmission line to be located in northeast Missouri. In April 2016, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project conditioned upon ATXI obtaining county assents for road crossings. None of the five county commissions have approved ATXI’s requests for the assents. In October 2016, ATXI filed suit in the circuit courts for each of the five counties to obtain the assents for the original project route. In July 2017, ATXI withdrew its lawsuit against one of the counties. The timing of a decision in each of the other four lawsuits is uncertain. In March 2017, the MoPSC’s April 2016 order was vacated by the Missouri Court of Appeals, Western District, which ruled that the MoPSC could not lawfully grant a certificate of convenience and necessity conditioned upon ATXI obtaining the assents. In the second quarter of 2017, ATXI appealed the March 2017 Court of Appeals decision to the Missouri Supreme Court, which subsequently declined to hear the appeal.
In April 2017, ATXI reached agreements in principle with a cooperative electric company in northeast Missouri and with Ameren Missouri to locate the majority of the Mark Twain project on existing transmission line corridors, resulting in a proposed alternative project route. ATXI is in the process of finalizing the proposed alternative project route and plans to request assents for road crossings from the five affected counties in the third quarter of 2017. If all five county commissions provide assents for the proposed alternative project route, ATXI will then seek MoPSC approval.
ATXI plans to complete the project in late 2019; however, delays in obtaining the assents and approval from the MoPSC could delay completion.
Illinois
IEIMA & FEJA
Under Illinois law, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity. This revenue requirement reconciliation qualifies as an alternative revenue program under GAAP. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred and investment return. As of June 30, 2017, Ameren Illinois had recorded regulatory assets of $24 million to reflect its 2016 revenue requirement reconciliation adjustment, which was included in the April 2017 formula rate update discussed below, and $40 million for the approved 2015 revenue requirement reconciliation adjustment, each with interest. As of June 30, 2017, Ameren Illinois had recorded a regulatory asset of $76 million to reflect the difference between Ameren Illinois’ estimate of its 2017 revenue requirement and the revenue requirement reflected in customer rates, including interest.
In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. This update reflects an increase to the annual formula rate based on 2016 actual costs and expected net plant additions for 2017, as well as an increase to include the 2016 revenue requirement reconciliation adjustment. The increases in the update filing are more than offset by a decrease for the conclusion of the 2015 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2017, consistent with the ICC’s December 2016 annual update filing order. An ICC decision regarding the revenue requirement to be used for customer rates in 2018 is expected by December 2017.
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking process through 2022 and clarifying that a common equity ratio of up to, and including, 50% is prudent. Beginning in 2017, the FEJA provides that Ameren Illinois will recover, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. Prior to the FEJA, Ameren Illinois’ interim period revenue recognition was volume-based, as revenues were affected by the timing of sales volumes due to seasonal rates and changes in volumes resulting from, among other things, weather and energy efficiency. This previous revenue recognition method resulted in more revenues during the third quarter and less revenues during the other quarters of each year. Beginning in

2017, in connection with the decoupling provisions of the FEJA, Ameren Illinois changed its method used to recognize interim period revenue. Ameren Illinois now recognizes revenue consistent with the timing of actual incurred electric distribution recoverable costs and recognizes revenue associated with the expected return on its rate base ratably over the year. Ameren Illinois recognized $75 million and $13 million of electric distribution revenue to reflect the difference between the estimate of its revenue requirement and the revenue requirement reflected in customer rates for the six months ended June 30, 2017 and 2016, respectively.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity for the 15-month period of November 2013 to February 2015 to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. The order required customer refunds, with interest, to be issued for that 15-month period. During the first six months of 2017, Ameren and Ameren Illinois refunded $21 million and $17 million, respectively, related to the November 2013 complaint case. In addition, the 10.82% allowed return on common equity has been reflected in rates since September 2016. The 10.82% allowed return on common equity will likely be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
As the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which, if approved by the FERC, would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO and require customer refunds, with interest, for that 15-month period. The timing of the issuance of the final order in the February 2015 complaint case is uncertain for two reasons. First, while the FERC reestablished a quorum of three commissioners in August 2017, they are under no deadline to issue a final order. Second, in the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. Ameren is unable to predict the impact of the outcome of the United States Court of Appeals for the District of Columbia Circuit’s remand on the MISO FERC complaint cases at this time.
As of June 30, 2017, Ameren and Ameren Illinois had recorded current regulatory liabilities of $41 million and $24 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire in December 2021, were not utilized for direct borrowings during the six months ended June 30, 2017, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding, as well as letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at June 30, 2017, was $1.2 billion. The Ameren Companies were in compliance with the covenants in their credit agreements as of June 30, 2017. As of June 30, 2017, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 53%, 48%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

Commercial Paper
The following table presents commercial paper outstanding as of June 30, 2017, and December 31, 2016:

	2017	2016
Ameren (parent)	$673	$507
Ameren Missouri	60	—
Ameren Illinois	159	51
Ameren Consolidated	$892	$558
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2017 and 2016:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2017
Average daily commercial paper outstanding	$736	$6	$66	$808
Weighted-average interest rate	1.19%	1.10%	1.14%	1.19%
Peak commercial paper during period(a)	$841	$60	$163	$948
Peak interest rate	1.50%	1.41%	1.50%	1.50%
2016
Average daily commercial paper outstanding	$402	$117	$12	$531
Weighted-average interest rate	0.82%	0.74%	0.79%	0.80%
Peak commercial paper during period(a)	$549	$208	$177	$839
Peak interest rate	0.95%	0.85%	0.85%	0.95%

(a)
The timing of peak commercial paper issuances varies by company. Therefore, the sum of peak commercial paper issuances presented by company does not equal the Ameren Consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowing under the utility money pool for the three and six months ended June 30, 2017, was 1.27% and 1.14%, respectively (2016 – 0.60% and 0.54%, respectively). See Note 8 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2017 and 2016.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In June 2017, Ameren Missouri issued $400 million principal amount of 2.95% senior secured notes due June 2027, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2017. Ameren Missouri received proceeds of $396 million, which were used, in conjunction with other available funds, to repay at maturity in June 2017 $425 million principal amount of Ameren Missouri’s 6.40% senior secured notes.
ATXI
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes due 2050 through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and has agreed to issue the remaining $300 million principal amount of the notes in August 2017, subject to certain conditions. The proceeds of the notes, of which $149 million were received in June 2017, were, and will be used, by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
ATXI may prepay at any time not less than 5% of the principal amount of notes then outstanding at 100% of the principal amount plus a make-whole premium. In the event of a change of control, as defined in the agreement, each holder of notes may require ATXI to prepay the entire unpaid principal amount of the notes held by such holder at a price equal to 100% of the principal amount of such notes together with accrued and unpaid interest thereon, but without a premium. The following table presents the principal maturities schedule for the notes

(assuming the issuance of $450 million principal amount of notes):

Payment Date	Principal Payment
August 2022	$49.5
August 2024	49.5
August 2027	49.5
August 2030	49.5
August 2032	49.5
August 2038	49.5
August 2043	76.5
August 2050	76.5
Total Principal Amount of Notes	$450.0
The note purchase agreement includes financial covenants that require ATXI to not permit at any time: (i) debt to exceed 70% of total capitalization or (ii) secured debt to exceed 10% of total assets. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of ATXI to: (i) enter into transactions with affiliates; (ii) consolidate, merge, transfer or lease all or substantially all of its assets; and (iii) create liens.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue first mortgage bonds or preferred stock. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants as well as restrictions on the payment of dividends. See the discussion above for covenants related to ATXI’s note purchase agreement. At June 30, 2017, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-Balance-Sheet Arrangements
At June 30, 2017, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
NOTE 5 – OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2017 and 2016:

	Three Months		Six Months
	2017	2016	2017	2016
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$4	$5	$10	$13
Interest income on industrial development revenue bonds	6	6	13	13
Interest income	3	4	5	8
Other	1	1	1	2
Total miscellaneous income	$14	$16	$29	$36
Miscellaneous expense:
Donations	$2	$2	$7	$7
Other	3	4	7	6
Total miscellaneous expense	$5	$6	$14	$13
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$4	$3	$9	$10
Interest income on industrial development revenue bonds	6	6	13	13
Other	1	—	1	1
Total miscellaneous income	$11	$9	$23	$24

	Three Months		Six Months
	2017	2016	2017	2016
Miscellaneous expense:
Donations	$2	$1	$2	$2
Other	—	1	2	2
Total miscellaneous expense	$2	$2	$4	$4
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$—	$2	$1	$3
Interest income	2	3	4	7
Other	1	1	1	1
Total miscellaneous income	$3	$6	$6	$11
Miscellaneous expense:
Donations	$1	$1	$5	$5
Other	1	2	3	3
Total miscellaneous expense	$2	$3	$8	$8

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2017, and December 31, 2016. As of June 30, 2017, these contracts extended through October 2019, March 2023, May 2032, and March 2020 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2017			2016
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	35	(b)	35	30	(b)	30
Natural gas (in mmbtu)	26	147	173	25	129	154
Power (in megawatthours)	1	9	10	1	9	10
Uranium (pounds in thousands)	445	(b)	445	345	(b)	345

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2017, and December 31, 2016, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2017, and December 31, 2016:

	Balance Sheet Location	Ameren Missouri		Ameren Illinois	Ameren
2017
Fuel oils	Other current assets	$1		$—	$1
Natural gas	Other current assets	—		1	1
	Other assets	—		1	1
Power	Other current assets	14		—	14
	Other assets	1		—	1
	Total assets (a)	$16		$2	$18
Fuel oils	Other current liabilities	$5		$—	$5
	Other deferred credits and liabilities	1		—	1
Natural gas	Other current liabilities	2		9	11
	Other deferred credits and liabilities	5		6	11
Power	Other current liabilities	1		13	14
	Other deferred credits and liabilities	—		179	179
Uranium	Other deferred credits and liabilities	—	(b)	—	—	(b)
	Total liabilities (c)	$14		$207	$221
2016
Fuel oils	Other current assets	$2		$—	$2
	Other assets	1		—	1
Natural gas	Other current assets	1		11	12
	Other assets	1		2	3
Power	Other current assets	9		—	9
	Total assets (a)	$14		$13	$27
Fuel oils	Other current liabilities	$5		$—	$5
Natural gas	Other current liabilities	1		3	4
	Other deferred credits and liabilities	5		5	10
Power	Other current liabilities	3		12	15
	Other deferred credits and liabilities	—		173	173
Uranium	Other deferred credits and liabilities	4		—	4
	Total liabilities (c)	$18		$193	$211

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2017, and December 31, 2016.

Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of June 30, 2017, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on June 30, 2017, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2017
Ameren Missouri	$65	$3	$59
Ameren Illinois	43	—	37
Ameren	$108	$3	$96

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2017 and December 31, 2016:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2017
	Fuel oils	$1	$(2)	Option model	Volatilities(%)(b)	26 – 36	27
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.22	(e)
					Ameren Missouri credit risk(%)(c)(d)	0.37	(e)
					Escalation rate (%)(b)(f)	0 – 1	0
	Natural gas	—	(2)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.80) – (0.10)	(0.70)
					Counterparty credit risk (%)(c)(d)	0.45 – 6	0.82
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
	Power(g)	$15	$(193)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(h)	25 – 42	29
					Estimated auction price for FTRs ($/MW)(b)	(730) – 1,398	284
					Nodal basis ($/MWh)(h)	(3) – 0	(2)
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(i)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
2016
	Fuel oils	$1	$—	Option model	Volatilities (%)(b)	24 – 66	28
				Discounted cash flow	Counterparty credit risk (%)(c)(d)	0.13 – 0.22	0.15
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)
					Escalation rate (%)(b)(f)	(2) – 2	0
	Natural gas	1	(1)	Option model	Volatilities (%)(b)	31 – 66	36
					Nodal basis ($/mmbtu)(b)	(0.40) – (0.10)	(0.20)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.80) – 0	(0.50)
					Counterparty credit risk (%)(c)(d)	0.13 – 8	1
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
	Power(g)	9	(187)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(h)	26 – 44	29
					Estimated auction price for FTRs ($/MW)(b)	(71) – 5,270	125
					Nodal basis ($/MWh)(h)	(6) – 0	(2)
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(i)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(4)	Option model	Volatilities (%)(b)	24	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	22 – 24	22
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)	Escalation rate applies to fuel oil prices 2019 and beyond.

(g)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2021 for June 30, 2017 and through 2020 for December 31, 2016. Valuations beyond 2021 for June 30, 2017 and 2020 for December 31, 2016 use fundamentally modeled pricing by month for peak and off-peak demand.

(h)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(i)	Escalation rate applies to power prices in 2031 and beyond.
We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2017 or 2016. At June 30, 2017, and December 31, 2016, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	1	1	—	2
	Power	—	—	15	15
	Total derivative assets – commodity contracts	$1	$1	$16	$18
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	426	—	—	426
	Debt securities:
	U.S. treasury and agency securities	—	115	—	115
	Corporate bonds	—	83	—	83
	Other	—	23	—	23
	Total nuclear decommissioning trust fund	$428	$221	$—	$649	(b)
	Total Ameren	$429	$222	$16	$667
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Power	—	—	15	15
	Total derivative assets – commodity contracts	$—	$—	$16	$16
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	426	—	—	426
	Debt securities:
	U.S. treasury and agency securities	—	115	—	115
	Corporate bonds	—	83	—	83
	Other	—	23	—	23
	Total nuclear decommissioning trust fund	$428	$221	$—	$649	(b)
	Total Ameren Missouri	$428	$221	$16	$665
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$1	$1	$—	$2
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$4	$—	$2	$6
	Natural gas	—	20	2	22
	Power	—	—	193	193
	Total Ameren	$4	$20	$197	$221
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$4	$—	$2	$6
	Natural gas	—	7	—	7
	Power	—	—	1	1
	Total Ameren Missouri	$4	$7	$3	$14
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$13	$2	$15
	Power	—	—	192	192
	Total Ameren Illinois	$—	$13	$194	$207

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

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

All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three and six months ended June 30, 2017 and 2016, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils, natural gas, and uranium were immaterial.
The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30, 2017
Beginning balance at April 1, 2017	$4	$(194)	$(190)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)	(1)	(2)
Purchases	15	—	15
Settlements	(4)	3	(1)
Ending balance at June 30, 2017	$14	$(192)	$(178)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2017	$—	$(2)	$(2)
For the three months ended June 30, 2016
Beginning balance at April 1, 2016	$6	$(187)	$(181)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)	14	13
Purchases	13	—	13
Settlements	(4)	4	—
Ending balance at June 30, 2016	$14	$(169)	$(155)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—	$14	$14
For the six months ended June 30, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)	(11)	(12)
Purchases	15	—	15
Settlements	(7)	4	(3)
Ending balance at June 30, 2017	$14	$(192)	$(178)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2017	$—	$(13)	$(13)
For the six months ended June 30, 2016
Beginning balance at January 1, 2016	$16	$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)	(7)	(11)
Purchases	13	—	13
Settlements	(11)	8	(3)
Ending balance at June 30, 2016	$14	$(169)	$(155)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2016	$—	$(5)	$(5)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three and six months ended June 30, 2017 and 2016, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at June 30, 2017, and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)	$7,399	$7,942	$7,276	$7,772
Preferred stock(a)	142	131	142	131
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,966	$4,310	$3,994	$4,304
Preferred stock	80	79	80	79
Ameren Illinois:
Long-term debt (including current portion)	$2,589	$2,773	$2,588	$2,765
Preferred stock	62	52	62	52

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
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
Electric Power Supply Agreement
In April 2017, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2017, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 85,600 megawatthours at an average price of $34 per megawatthour during the period of March 1, 2019, through May 31, 2020.
The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and six months ended June 30, 2017 and 2016:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2017		$6	$	(a)		$17	$	(a)
agreements with Ameren Illinois		2016		3		(a)		12		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		6		1		13		2
rent and facility services		2016		7		1		13		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		(b)		1		(b)		1
miscellaneous support services		2016		(b)		(b)		(b)		(b)
Total Operating Revenues		2017		$12		$2		$30		$3
		2016		10		1		25		2
Ameren Illinois power supply	Purchased Power	2017	$	(a)		$6	$	(a)		$17
agreements with Ameren Missouri		2016		(a)		3		(a)		12
Ameren Illinois transmission	Purchased Power	2017		(a)		1		(a)		1
services with ATXI		2016		(a)		1		(a)		1
Total Purchased Power		2017	$	(a)		$7	$	(a)		$18
		2016		(a)		4		(a)		13
Ameren Services support services	Other Operations and Maintenance	2017		$34		$34		$69		$66
agreement		2016		32		30		66		61
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2017	$	(b)	$	(b)	$	(b)	$	(b)
		2016		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

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
Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 14 – Related Party Transactions, and Note 15 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K. See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 4 – Long-term Debt and Equity Financings, Note 8 – Related Party Transactions, and Note 10 – Callaway Energy Center of this report.
Other Obligations
In order to supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Additionally, Ameren Missouri and Ameren Illinois have entered into various long-term commitments for purchased power and natural gas for distribution. At June 30, 2017, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $3,655 million, $2,145 million, and $1,444 million, respectively. For additional information regarding our obligations and commitments at December 31, 2016, see Note 15 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K.
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
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to diverse environmental laws and regulations. These laws and regulations address emissions, discharges into water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2016, Ameren Missouri’s fossil-fueled energy centers represented 18% and 34% of Ameren’s and Ameren Missouri’s rate base, respectively. Recent regulations impacting air emissions from the electric utility industry include the revised NSPS, the CSAPR, the MATS and the revised National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants such as SO2, particulate matter, NOX, mercury, toxic metals, and acid gases. Regulation of CO2 emissions from existing power plants through the Clean Power Plan has been stayed by the United States Supreme Court, and the EPA is re-evaluating the legal and policy basis for the Clean Power Plan. Water intake and discharges from power plants are regulated under the Clean Water Act and potential modifications to water intake structures at Ameren Missouri’s energy centers could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR Rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers resulting in significant capital expenditures. The EPA has initiated an administrative review of several regulations and rulemaking activities, including the Clean Power Plan and the effluent limitation guidelines, which could ultimately result in the revision of all or part of such rules. The individual or combined effects of existing environmental regulations could result in significant capital expenditures and increased operating costs for Ameren and Ameren Missouri. Compliance with existing environmental laws and regulations could be prohibitively expensive, result in the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require further capital investment. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren Missouri's current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $425 million to $525 million in the aggregate from 2017 through 2021 in order to comply with existing environmental regulations. Ameren Missouri may be required to install additional environmental controls beyond 2021. This estimate of capital expenditures includes expenditures required for the CCR regulations, Clean Water Act rules applicable to cooling water intake structures at existing power plants, and effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include the potential impacts of the Clean Power Plan discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantively revise regulatory obligations, the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations.
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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants. The rule was stayed by the United States Supreme Court in February 2016, pending the outcome of various legal challenges. In April 2017, the EPA announced that it is reviewing and, if appropriate, will initiate proceedings to suspend, revise, or rescind the Clean Power Plan. The United States Court of Appeals for the District of Columbia Circuit has stayed further action on the litigation that resulted from the Supreme Court’s February 2016 stay of the Clean Power Plan pending the EPA’s administrative review.
In its current form, the Clean Power Plan would require significant reductions in CO2 emissions from power plants by 2030 including interim compliance periods commencing in 2022. The EPA has advised all states to discontinue implementation planning. We cannot predict the outcome of the EPA’s administrative review or outcome of legal challenges, nor the resulting impact on our results of operations, financial position, or liquidity.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. The case will now proceed to the second phase to determine the actions required to remedy the violations found in the liability phase of the litigation. The EPA previously withdrew all claims for penalties and fines. No date has been set by the district court for a trial on the remedy phase of the litigation. At the conclusion of both phases of the litigation, Ameren Missouri intends to appeal the liability ruling to the United States Court of Appeals for the Eighth Circuit.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things, and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses. We are unable to predict the ultimate resolution of this matter or the costs that might be incurred.
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
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri's energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. Ameren and Ameren Missouri’s AROs associated with CCR storage facilities reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2024. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan.
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
As of June 30, 2017, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual review by the ICC. As of June 30, 2017, Ameren Illinois estimated the obligation related to these former MGP sites at $188 million to $256 million. Ameren and Ameren Illinois recorded a liability of $188 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the ultimate actual costs, including unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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
In 2013, the EPA issued its record of decision for Sauget Area 2, approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved remedies. As of June 30, 2017, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in 2011 against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of June 30, 2017, and December 31, 2016, representing their estimate of the probable loss due as a result of this lawsuit. Ameren and Ameren Missouri believe there is a remote possibility that a liability relating to this lawsuit could be material to Ameren's and Ameren Missouri’s results of operations, financial position, and liquidity. Ameren Missouri believes its defenses are meritorious and is defending itself vigorously. However, there can be no assurances that Ameren Missouri will be successful in its efforts. A 2018 trial has been set, and an order is expected later that year.
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
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. For the six months ended June 30, 2017 and 2016, Ameren Missouri did not receive any such reimbursements. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
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
Supplier of Fuel Assemblies
The next scheduled refueling and maintenance outage at Ameren Missouri’s Callaway energy center will be in fall 2017. The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse. Ameren Missouri has received all necessary fuel assemblies for the fall 2017 refueling and maintenance outage. Westinghouse is currently the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Westinghouse could petition the bankruptcy court to reject Ameren Missouri’s contracts as part of the restructuring process, and if the bankruptcy court agrees, this could result in Ameren Missouri not having access to the fuel assemblies necessary to refuel the Callaway energy center in future scheduled refueling and maintenance outages. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. However, Ameren and Ameren Missouri could incur material unexpected costs as a result of the Westinghouse bankruptcy, such as the loss of fuel inventory that is stored at Westinghouse’s facility and the cost of replacement power. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement.

Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at June 30, 2017. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2017.

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (benefit) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$23	$20	$46	$40	$5	$5	$10	$10
Interest cost	45	45	90	92	11	12	23	24
Expected return on plan assets	(65)	(63)	(131)	(126)	(18)	(18)	(37)	(36)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	13	7	27	16	(1)	(2)	(3)	(5)
Net periodic benefit cost (benefit)	$16	$9	$32	$22	$(4)	$(4)	$(9)	$(9)

Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016
Ameren Missouri(a)	$6	$5	$12	$13	$(1)	$(1)	$(2)	$(2)
Ameren Illinois	10	6	20	11	(3)	(3)	(7)	(7)
Other	—	(2)	—	(2)	—	—	—	—
Ameren(a)(b)	$16	$9	$32	$22	$(4)	$(4)	$(9)	$(9)

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
Ameren Missouri has one segment. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. See Note 1 – Summary of Significant Accounting Policies for additional information regarding the operations of Ameren Missouri, Ameren Illinois, and ATXI.
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

The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2017 and 2016. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2017
External revenues	$923	$387	$134	$92		$2	$—	$1,538
Intersegment revenues	12	2	—	13	(a)	—	(27)	—
Net income attributable to Ameren common shareholders	120	33	5	34	(b)	1	—	193
Capital expenditures	159	122	58	156		1	(2)	494
2016
External revenues	$857	$357	$131	$81		$1	$—	$1,427
Intersegment revenues	10	1	—	11	(a)	—	(22)	—
Net income attributable to Ameren common shareholders	92	18	7	32	(b)	(2)	—	147
Capital expenditures	175	119	45	164		1	—	504
Six Months
2017
External revenues	$1,695	$771	$398	$188		$—	$—	$3,052
Intersegment revenues	30	3	—	19	(a)	—	(52)	—
Net income attributable to Ameren common shareholders	125	63	38	68	(b)	1	—	295
Capital expenditures	355	242	109	290		5	(3)	998
2016
External revenues	$1,583	$708	$416	$153		$1	$—	$2,861
Intersegment revenues	25	2	—	22	(a)	—	(49)	—
Net income attributable to Ameren common shareholders	106	29	42	59	(b)	16	—	252
Capital expenditures	353	236	80	328		3	—	1,000

(a)	Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Consolidated
2017
External revenues	$389	$134	$53		$—	$576
Intersegment revenues	—	—	12	(a)	(12)	—
Net income available to common shareholder	33	5	19		—	57
Capital expenditures	122	58	77		—	257
2016
External revenues	$358	$131	$53		$—	$542
Intersegment revenues	—	—	10	(a)	(10)	—
Net income available to common shareholder	18	7	20		—	45
Capital expenditures	119	45	67		—	231
Six Months
2017
External revenues	$774	$398	$107		$—	$1,279
Intersegment revenues	—	—	18	(a)	(18)	—
Net income available to common shareholder	63	38	35		—	136
Capital expenditures	242	109	133		—	484
2016
External revenues	$710	$416	$93		$—	$1,219
Intersegment revenues	—	—	21	(a)	(21)	—
Net income available to common shareholder	29	42	33		—	104
Capital expenditures	236	80	126		—	442

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

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
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005. Ameren’s primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries, Ameren Missouri, Ameren Illinois, and ATXI, are described below. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren is also evaluating competitive electric transmission investment opportunities outside of MISO as they arise.

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
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per diluted share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per diluted share information helps readers to understand the impact of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren common shareholders was $193 million in the three months ended June 30, 2017, compared with $147 million in the year-ago period. Net income attributable to Ameren common shareholders was $295 million in six months ended June 30, 2017, compared with $252 million in the year-ago period. Net income was favorably affected in the three and six months ended June 30, 2017, compared to the year-ago periods, by an increase in base rates and lower base level of tracked expenses at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order as well as by a change in the method used to recognize interim period revenue related to Ameren Illinois Electric Distribution’s revenue requirement reconciliation in connection with the decoupling provisions of the FEJA. Earnings were also favorably affected by the absence in 2017 of costs associated with the Callaway energy center’s scheduled refueling and maintenance outage in 2016 and increased Ameren Transmission and Ameren Illinois Electric Distribution investment, reflecting Ameren’s strategy to allocate incremental capital to those businesses. Mild temperatures in 2017 and increased depreciation and amortization expenses unfavorably affected net income in the three and six months ended June 30, 2017, compared to the year-ago periods. Additionally, in the six months ended June 30, 2017, compared with the year-ago period, earnings were affected by an increase in the effective tax rate primarily due to a decrease in the income tax benefit recorded at Ameren (parent) related to share-based compensation.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. In the first six months of 2017, Ameren continued to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks, investing more than $640 million of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
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

Ameren Illinois invested approximately $350 million in electric distribution and natural gas infrastructure projects in the first six months of 2017. In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. This update reflects an increase to the annual formula rate based on 2016 actual costs and expected net plant additions for 2017, as well as an increase to include the 2016 revenue requirement reconciliation adjustment. The increases in the update filing are more than offset by a decrease for the conclusion of the 2015 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2017. An ICC decision on the revenue requirement to be used for 2018 rates is expected by December 2017.
In the first six months of 2017, Ameren Transmission invested $290 million in FERC rate-regulated electric transmission projects, including the Illinois Rivers project, the Spoon River project, and Ameren Illinois’ transmission projects to maintain and improve reliability. ATXI’s construction activities for its Illinois Rivers and Spoon River projects are continuing on schedule and are expected to be completed by 2019 and 2018, respectively. Related to its Mark Twain project, in April 2017, ATXI reached agreements in principle with a cooperative electric company in northeast Missouri and with Ameren Missouri to locate the majority of that project on existing transmission line corridors, resulting in a proposed alternative project route. ATXI is in the process of finalizing the proposed alternative project route and plans to request assents for road crossings from the five affected counties in the third quarter of 2017. If all five county commissions provide assents for the proposed alternative project route, ATXI will then seek MoPSC approval.
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes due 2050 through a private placement offering. ATXI issued $150 million principal amount of the notes in June 2017 and has agreed to issue $300 million principal amount of the notes in August 2017, subject to certain conditions. The proceeds of the notes were and will be used by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
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
Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois' electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues.
Under Illinois law, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity. These recoverable electric distribution costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes. These recoverable costs do not include those costs recovered through separate cost recovery mechanisms. A portion of the electric distribution costs included in those income statement line items are not recoverable based on the IEIMA’s formula rate framework. If a given year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If a given year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years.
Ameren Illinois’ electric distribution service revenue requirement is, in part, based on year-end rate base and capital structure, which currently includes 50% common equity. It also includes a formula for the return on equity, which is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity for its electric distribution business is directly correlated to yields on United States Treasury bonds. Beginning in 2017, the FEJA also provides that Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes.
The provisions of FERC's electric transmission formula rate framework provide for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed return on equity. These recoverable transmission costs are included in other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes. A portion of the transmission costs included in those income statement line items are not recoverable based on the FERC formula rate framework. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These rates are updated each January with forecasted information. If a given year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If a given year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years.
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
Earnings Summary
The following table presents a summary of Ameren's earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months		Six Months
	2017	2016	2017	2016
Net income attributable to Ameren common shareholders	$193	$147	$295	$252
Earnings per common share – basic and diluted	0.79	0.61	1.21	1.04
Net income attributable to Ameren common shareholders increased $46 million, or 18 cents per diluted share, in the three months ended June 30, 2017, compared with the year-ago period. The increase was principally due to net income increases of $28 million, $15 million, and $2 million at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, respectively.

Net income attributable to Ameren common shareholders increased $43 million, or 17 cents per diluted share, in the six months ended June 30, 2017, compared with the year-ago period. The increase was due to net income increases of $34 million, $19 million, and $9 million at Ameren Illinois Electric Distribution, Ameren Missouri, and Ameren Transmission, respectively. The increase was partially offset by a decrease in net income of $15 million for activity not reported as part of a segment, primarily at Ameren (parent), and a decrease in net income of $4 million at Ameren Illinois Natural Gas.
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2017, compared to the year-ago periods by:

•
a change in the method used to recognize Ameren Illinois Electric Distribution’s interim period revenue in connection with the decoupling provisions of the FEJA as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (4 cents per share and 12 cents per share, respectively);

•
an increase in base rates and lower base level of expenses at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (11 cents per share for both periods);

•
the absence in 2017 of costs associated with the Callaway energy center’s scheduled refueling and maintenance outage in the second quarter of 2016. The 2017 refueling and maintenance outage is scheduled for the fall (7 cents per share and 8 cents per share, respectively);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base (2 cents per share and 4 cents per share, respectively); and

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment as well as a higher recognized return on equity (1 cent per share and 2 cents per share, respectively).

Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2017, compared to the year-ago periods (except where a specific period is referenced), by:

•	decreased demand primarily at Ameren Missouri due to milder winter and early summer temperatures in 2017 (estimated at 5 cents per share and 8 cents per share, respectively);

•
an increase in the effective tax rate primarily due to a decrease in the income tax benefit recorded at Ameren (parent) related to share- based compensation (5 cents per share for the six months ended June 30, 2017); and

•
increased depreciation and amortization expenses at Ameren Missouri resulting from additional electric property, plant, and equipment, as multiple projects were completed in 2016 (1 cent per share and 3 cents per share, respectively).

The cents per share information presented is based on the average diluted shares outstanding in the three and six months ended June 30, 2016. Amounts have been presented net of income taxes using Ameren’s 2016 statutory tax rate of 39%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2017 and 2016:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2017:
Electric margins	$656	$289	$—	$105	$(5)	$1,045
Natural gas margins	17	—	98	—	(1)	114
Other revenues	—	1	—	—	(1)	—
Other operations and maintenance	(219)	(142)	(54)	(15)	8	(422)
Depreciation and amortization	(132)	(59)	(15)	(15)	(1)	(222)
Taxes other than income taxes	(85)	(18)	(10)	(2)	(2)	(117)
Other income (expense)	9	1	—	—	(1)	9
Interest charges	(53)	(18)	(9)	(16)	(3)	(99)
Income (taxes) benefit	(72)	(21)	(4)	(23)	6	(114)
Net income (loss)	121	33	6	34	—	194
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income attributable to Ameren common shareholders	$120	$33	$5	$34	$1	$193
Three Months 2016:
Electric margins	$628	$258	$—	$92	$(5)	$973
Natural gas margins	17	—	96	—	(1)	112
Other operations and maintenance	(238)	(137)	(49)	(15)	4	(435)
Depreciation and amortization	(127)	(58)	(13)	(10)	(2)	(210)
Taxes other than income taxes	(83)	(18)	(11)	(1)	(2)	(115)
Other income (expense)	7	3	—	—	—	10
Interest charges	(53)	(19)	(9)	(13)	(1)	(95)
Income (taxes) benefit	(58)	(11)	(6)	(21)	4	(92)
Net income (loss)	93	18	8	32	(3)	148
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$92	$18	$7	$32	$(2)	$147
Six Months 2017:
Electric margins	$1,105	$567	$—	$207	$(14)	$1,865
Natural gas margins	41	—	252	—	(1)	292
Other revenues	—	1	—	—	(1)	—
Other operations and maintenance	(431)	(273)	(107)	(31)	15	(827)
Depreciation and amortization	(265)	(118)	(29)	(29)	(2)	(443)
Taxes other than income taxes	(160)	(36)	(31)	(3)	(5)	(235)
Other income (expense)	19	—	(2)	—	(2)	15
Interest charges	(107)	(36)	(19)	(31)	(5)	(198)
Income (taxes) benefit	(75)	(41)	(25)	(45)	15	(171)
Net income (loss)	127	64	39	68	—	298
Noncontrolling interests – preferred dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$125	$63	$38	$68	$1	$295
Six Months 2016:
Electric margins	$1,077	$495	$—	$175	$(13)	$1,734
Natural gas margins	43	—	250	—	(1)	292
Other operations and maintenance	(450)	(267)	(101)	(30)	13	(835)
Depreciation and amortization	(254)	(112)	(27)	(20)	(4)	(417)
Taxes other than income taxes	(156)	(34)	(32)	(2)	(5)	(229)
Other income (expense)	20	3	(1)	1	—	23
Interest charges	(105)	(37)	(18)	(26)	(4)	(190)
Income (taxes) benefit	(67)	(18)	(28)	(39)	29	(123)
Net income	108	30	43	59	15	255
Noncontrolling interests – preferred dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$106	$29	$42	$59	$16	$252

Below is Ameren Illinois' table of income statement components by segment for the three and six months ended June 30, 2017 and 2016:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2017:
Electric and natural gas margins	$289	$98	$65	$452
Other revenues	1	—	—	1
Other operations and maintenance	(142)	(54)	(14)	(210)
Depreciation and amortization	(59)	(15)	(11)	(85)
Taxes other than income taxes	(18)	(10)	—	(28)
Other income	1	—	—	1
Interest charges	(18)	(9)	(9)	(36)
Income taxes	(21)	(4)	(12)	(37)
Net income	33	6	19	58
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$33	$5	$19	$57
Three Months 2016:
Electric and natural gas margins	$258	$96	$63	$417
Other operations and maintenance	(137)	(49)	(14)	(200)
Depreciation and amortization	(58)	(13)	(9)	(80)
Taxes other than income taxes	(18)	(11)	(1)	(30)
Other income	3	—	—	3
Interest charges	(19)	(9)	(7)	(35)
Income taxes	(11)	(6)	(12)	(29)
Net income	18	8	20	46
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$18	$7	$20	$45
Six Months 2017:
Electric and natural gas margins	$567	$252	$125	$944
Other revenues	1	—	—	1
Other operations and maintenance	(273)	(107)	(27)	(407)
Depreciation and amortization	(118)	(29)	(21)	(168)
Taxes other than income taxes	(36)	(31)	(1)	(68)
Other income (expense)	—	(2)	—	(2)
Interest charges	(36)	(19)	(18)	(73)
Income taxes	(41)	(25)	(23)	(89)
Net income	64	39	35	138
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$63	$38	$35	$136
Six Months 2016:
Electric and natural gas margins	$495	$250	$114	$859
Other operations and maintenance	(267)	(101)	(26)	(394)
Depreciation and amortization	(112)	(27)	(18)	(157)
Taxes other than income taxes	(34)	(32)	(2)	(68)
Other income (expense)	3	(1)	1	3
Interest charges	(37)	(18)	(15)	(70)
Income taxes	(18)	(28)	(21)	(67)
Net income	30	43	33	106
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$29	$42	$33	$104

Electric and Natural Gas Margins
The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2017, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(19)	$(4)	$—	$—	$—	$(23)
Base rates (estimate)(c)	24	15	—	13	—	52
FEJA impact on IEIMA – timing of revenue recognition	—	15	—	—	—	15
Sales volume (excluding the effect of weather and the New Madrid Smelter)	(1)	—	—	—	—	(1)
Off-system sales	54	—	—	—	—	54
Other	2	4	—	—	(3)	3
Cost recovery mechanisms – offset in fuel and purchased power:(d)
Power supply costs	—	(5)	—	—	—	(5)
Transmission services recovery mechanism	—	4	—	—	—	4
Recovery of FAC under-recovery	1	—	—	—	—	1
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	1	—	—	—	1
MEEIA program costs	8	—	—	—	—	8
Total electric revenue change	$69	$30	$—	$13	$(3)	$109
Fuel and purchased power change:
Energy costs (excluding the effect of weather and the New Madrid Smelter)	$(52)	$—	$—	$—	$—	$(52)
New Madrid Smelter energy costs	(1)	—	—	—	—	(1)
Effect of weather (estimate)(b)	3	1	—	—	—	4
Effect of lower net energy costs included in base rates	12	—	—	—	—	12
Transmission services charges	(2)	—	—	—	—	(2)
Other	—	(1)	—	—	3	2
Cost recovery mechanisms – offset in electric revenue:(d)
Power supply costs	—	5	—	—	—	5
Transmission services recovery mechanism	—	(4)	—	—	—	(4)
Recovery of FAC under-recovery	(1)	—	—	—	—	(1)
Total fuel and purchased power change	$(41)	$1	$—	$—	$3	$(37)
Net change in electric margins	$28	$31	$—	$13	$—	$72
Natural gas revenue change:
Effect of weather (estimate)(b)	$(1)	$—	$—	$—	$—	$(1)
QIP rider	—	—	3	—	—	3
Other	—	—	(1)	—	—	(1)
Purchased natural gas costs – offset in natural gas purchased for resale(d)	—	—	1	—	—	1
Total natural gas revenue change	$(1)	$—	$3	$—	$—	$2
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$1	$—	$—	$—	$—	$1
Purchased natural gas costs – offset in natural gas revenue(d)	—	—	(1)	—	—	(1)
Total natural gas purchased for resale change	$1	$—	$(1)	$—	$—	$—
Net change in natural gas margins	$—	$—	$2	$—	$—	$2

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(39)	$2	$—	$—	$—	$(37)
Base rates (estimate)(c)	24	21	—	32	—	77
FEJA impact on IEIMA – timing of revenue recognition	—	47	—	—	—	47
Sales volume (excluding the effect of weather and the New Madrid Smelter)	(6)	—	—	—	—	(6)
New Madrid Smelter revenues	(8)	—	—	—	—	(8)
Off-system sales	133	—	—	—	—	133
Other	10	—	—	—	(3)	7
Cost recovery mechanisms – offset in fuel and purchased power:(d)
Power supply costs	—	(11)	—	—	—	(11)
Transmission services recovery mechanism	—	1	—	—	—	1
Recovery of FAC under-recovery	(10)	—	—	—	—	(10)
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	3	—	—	—	3
Gross receipts tax	1	—	—	—	—	1
MEEIA program costs	16	—	—	—	—	16
Total electric revenue change	$121	$63	$—	$32	$(3)	$213
Fuel and purchased power change:
Energy costs (excluding the effect of weather and the New Madrid Smelter)	$(131)	$—	$—	$—	$—	$(131)
New Madrid Smelter energy costs	7	—	—	—	—	7
Effect of weather (estimate)(b)	9	(2)	—	—	—	7
Effect of lower net energy costs included in base rates	12	—	—	—	—	12
Transmission service charges	(2)	—	—	—	—	(2)
Other	2	1	—	—	2	5
Cost recovery mechanisms – offset in electric revenue:(d)
Power supply costs	—	11	—	—	—	11
Transmission services recovery mechanism	—	(1)	—	—	—	(1)
Recovery of FAC under-recovery	10	—	—	—	—	10
Total fuel and purchased power change	$(93)	$9	$—	$—	$2	$(82)
Net change in electric margins	$28	$72	$—	$32	$(1)	$131
Natural gas revenue change:
Effect of weather (estimate)(b)	$(6)	$—	$—	$—	$—	$(6)
QIP rider	—	—	3	—	—	3
Other	(1)	—	(1)	—	—	(2)
Purchased natural gas costs – offset in natural gas purchased for resale(d)	3	—	(20)	—	—	(17)
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	—	1	—	—	1
Gross receipts tax	—	—	(1)	—	—	(1)
Total natural gas revenue change	$(4)	$—	$(18)	$—	$—	$(22)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$5	$—	$—	$—	$—	$5
Purchased natural gas costs – offset in natural gas revenue(d)	(3)	—	20	—	—	17
Total natural gas purchased for resale change	$2	$—	$20	$—	$—	$22
Net change in natural gas margins	$(2)	$—	$2	$—	$—	$—

(a)	Includes an increase in transmission margins of $2 million and $11 million for the three- and six-month periods, respectively, at Ameren Illinois.

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

Ameren
Ameren's electric margins increased $72 million, or 7%, and $131 million, or 8%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Transmission, Ameren Missouri, and Ameren Illinois Electric Distribution. Ameren's natural gas margins were comparable between periods.
Ameren Transmission
Ameren Transmission's margins increased $13 million, or 14%, and $32 million, or 18%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods. The increase in margins was primarily due to capital investment, as evidenced by a 21% increase in rate base used to calculate the revenue requirement at June 30, 2017, compared to June 30, 2016, as well as higher recoverable costs for the three and six months ended June 30, 2017, compared with the year-ago periods, under forward-looking formula ratemaking.
Ameren Missouri
Ameren Missouri's electric margins increased $28 million, or 4%, and $28 million or 3%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods. Higher electric base rates, effective April 1, 2017, as a result of the March 2017 electric rate order, increased margins by an estimated $36 million for both periods. The change in electric base rates is the sum of the change in base rates (estimate) (+$24 million for both periods) and the effect of lower net energy costs included in base rates (+$12 million for both periods) in the Electric and Natural Gas Margins table above.
The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2017, compared with the year-ago periods:

•
Early summer temperatures were milder as cooling degree days decreased 3% for the three months ended June 30, 2017, compared with the year-ago period, and winter temperatures were milder as heating degree days decreased 15% for the six months ended June 30, 2017, compared with the year-ago period. The effect of weather decreased margins by an estimated $16 million and $30 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$19 million and -$39 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$3 million and +$9 million, respectively) in the Electric and Natural Gas Margins table above.

•
Excluding the estimated effect of weather and reduced sales to the New Madrid Smelter, total retail sales volumes decreased by less than 1% for both periods, which decreased margins by $1 million and $6 million, respectively. Lower retail sales volumes for the six months ended June 30, 2017, compared with the year-ago period, were due to the absence of the leap year benefit experienced in 2016 and the effects of the MEEIA programs, partially offset by growth. The throughput disincentive recovery, as part of MEEIA 2016, ensures that electric margins are not affected by reduced sales volumes as a result of MEEIA programs. Lower sales volumes led to a decrease in net energy costs of $2 million for both periods. The change in net energy costs is the sum of the change in off-system sales (+$54 million and +$133 million, respectively) and the change in energy costs (excluding the effect of weather and the New Madrid Smelter) (-$52 million and -$131 million, respectively) in the Electric and Natural Gas Margins table above.

•
Increased transmission services charges resulting from additional MISO-approved electric transmission investments made by other entities and shared by all MISO participants, which decreased margins by $2 million for both periods.

Ameren Missouri’s natural gas margins were comparable between periods.
Ameren Illinois
Ameren Illinois' electric margins increased by $33 million, or 10%, and $83 million, or 14%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, driven by increases in Ameren Illinois Electric Distribution ($31 million and $72 million, respectively) and Ameren Illinois Transmission ($2 million and $11 million, respectively) margins. Ameren Illinois Natural Gas’ margins were comparable between periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $31 million, or 12%, and $72 million or 15%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2017, compared with the year-ago periods:

•
A change in the method used to recognize interim period revenue, in connection with the decoupling provisions of the FEJA, which increased margins by $15 million and $47 million, respectively. This change will not impact annual earnings. See Note 2 – Rate and

Regulatory Matters under Part I, Item 1, of this report for additional information on FEJA and IEIMA.

•
Revenues increased by $15 million and $21 million, respectively, primarily due to increased recoverable expenses and rate base, as well as a higher 30-year United States Treasury bond yield under formula ratemaking.

The absence of the impact of warmer-than-normal early summer temperatures experienced in the second quarter of 2016 and the decoupling of revenues in 2017, decreased margins by an estimated $3 million for the three months ended June 30, 2017, compared with the year-ago period. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$4 million) and the effect of weather (estimate) on fuel and purchased power (+$1 million) in the Electric and Natural Gas Margins table above.
Ameren Illinois Transmission
Ameren Illinois Transmission's margins increased $2 million, or 3%, and $11 million, or 10%, for the three and six months ended June 30, 2017, respectively, compared with the year-ago periods. The increase in margins was primarily due to capital investment, as evidenced by a 15% increase in rate base used to calculate the revenue requirement at June 30, 2017, compared to June 30, 2016, as well as higher recoverable costs for the three and six months ended June 30, 2017, compared with the year-ago periods, under forward-looking formula ratemaking.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $13 million and $8 million lower in the three and six months ended June 30, 2017, respectively, as compared with the year-ago periods, as discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Missouri
Other operations and maintenance expenses were $19 million lower for both the three and six months ended June 30, 2017, compared with the year-ago periods. Refueling and maintenance outage costs at the Callaway energy center were lower by $27 million and $31 million, respectively, as a refueling and maintenance outage occurred in the second quarter of 2016 and the next outage is scheduled for the fall of 2017. Additionally, pension and benefit costs decreased by $5 million in both periods and solar rebate amortization costs decreased by $3 million in both periods, as a result of the March 2017 MoPSC electric rate order. Conversely, MEEIA customer energy efficiency program costs increased by $8 million and $16 million, respectively. Electric revenues related to MEEIA program costs increased by a corresponding amount, with no overall effect on net income. Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, increased by $3 million and $7 million, respectively, primarily because of higher coal handling charges.
Ameren Illinois
Other operations and maintenance expenses were $10 million and $13 million higher in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable in the three and six months ended June 30, 2017, with the year-ago periods, at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $5 million and $6 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of increased labor costs, attributable to staff additions to meet enhanced standards and goals related to the IEIMA, and an increase in estimated litigation costs. Additionally, bad debt, customer energy efficiency, and environmental remediation costs increased in the six months ended June 30, 2017, compared with the year-ago period, which are included in cost recovery mechanisms that result in increased electric revenues, with no overall effect on net income.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $5 million and $6 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of higher gas pipeline compliance costs, increased pension costs caused by changes in actuarial assumptions and the performance of plan assets, and increased labor costs.

Depreciation and Amortization
Ameren
Depreciation and amortization expenses increased $12 million and $26 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, as discussed below.
Ameren Transmission
Depreciation and amortization expenses increased $5 million and $9 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of additional property, plant, and equipment, as multiple projects were completed in 2016.
Ameren Missouri
Depreciation and amortization expenses increased $5 million and $11 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of additional electric property, plant, and equipment, as multiple projects were completed in 2016.
Ameren Illinois
Depreciation and amortization expenses increased $5 million in the three months ended June 30, 2017, compared with the year-ago period, primarily because of additional property, plant, and equipment across all Ameren Illinois segments. Depreciation and amortization expenses were comparable in the three months ended June 30, 2017, with the year-ago period, at each Ameren Illinois segment. Depreciation and amortization expenses increased $11 million in the six months ended June 30, 2017, compared with the year-ago period, primarily because of additional property, plant, and equipment at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Depreciation and amortization expenses were comparable in the six months ended June 30, 2017, with the year-ago period, at Ameren Illinois Natural Gas.
Taxes Other Than Income Taxes
Taxes other than income taxes were comparable at each of the Ameren Companies and their respective segments in the three months ended June 30, 2017, with the year-ago period. Taxes other than income taxes increased $6 million at Ameren in the six months ended June 30, 2017, compared with the year-ago period, primarily because of higher property taxes at Ameren Missouri. Taxes other than income taxes were comparable in the six months ended June 30, 2017, compared with the year-ago period, at Ameren Illinois, as well as at the Ameren Transmission, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission segments.
Other Income and Expenses
Ameren
Other income, net of expenses, was comparable in the three months ended June 30, 2017, with the year-ago period. Other income, net of expenses, decreased $8 million in the six months ended June 30, 2017, compared with the year-ago period, as discussed below. See Note 5 – Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Transmission
Other income, net of expenses, was comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Missouri
Other income, net of expenses, was comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Illinois
Other income, net of expenses, was comparable in the three months ended June 30, 2017, with the year-ago period, for Ameren Illinois and each of its segments. Other income, net of expenses, decreased $5 million in the six months ended June 30, 2017, compared with the year-ago period, primarily because of lower interest income on IEIMA revenue requirement reconciliation regulatory assets and a decrease in the allowance for equity funds used during construction at Ameren Illinois Electric Distribution, resulting from lower eligible construction work in progress balances. Other income, net of expenses, was comparable in the six months ended June 30, 2017, with the year-ago period, for the remaining Ameren Illinois segments.

Interest Charges
Ameren
Interest charges increased $4 million and $8 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, as discussed below.
Ameren Transmission
Interest charges increased $3 million and $5 million in the three and six months ended June 30, 2017, respectively, compared with the year-ago periods, primarily because of an increase in average outstanding debt at Ameren Illinois, increased interest charges associated with intercompany borrowings at ATXI, and a decrease in the allowance for borrowed funds used during construction, as multiple projects were completed in 2016 at Ameren Illinois Transmission.
Ameren Missouri
Interest charges were comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Illinois
Interest charges were comparable in the three months ended June 30, 2017, with the year-ago period, for Ameren Illinois and each of its segments. Interest charges increased $3 million in the six months ended June 30, 2017, compared with the year-ago period, primarily because of an increase in interest charges at Ameren Illinois Transmission, as discussed above. Interest charges were comparable for the six months ended June 30, 2017, compared with the year-ago period, at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2017 and 2016:

	Three Months(a)		Six Months(a)
	2017	2016	2017	2016
Ameren	37%	38%	36%	33%
Ameren Missouri	37%	38%	37%	38%
Ameren Illinois	39%	39%	39%	39%
Ameren Illinois Electric Distribution	39%	39%	39%	37%
Ameren Illinois Natural Gas	39%	37%	39%	39%
Ameren Illinois Transmission	39%	39%	39%	39%
Ameren Transmission	40%	40%	40%	40%

(a)	Estimate of the annual effective tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2017 and 2016.
Ameren
The effective tax rate was comparable in the three months ended June 30, 2017, with the year-ago period. The effective tax rate was higher in the six months ended June 30, 2017, compared with the year-ago period, primarily because of a decrease in the recognition of tax benefits associated with share-based compensation.
Ameren Transmission
The effective tax rate was comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Missouri
The effective tax rate was comparable in the three and six months ended June 30, 2017, with the year-ago periods.
Ameren Illinois
The effective tax rate was comparable in the three and six months ended June 30, 2017, with the year-ago periods at Ameren Illinois, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, except as discussed below.

Ameren Illinois Electric Distribution
The effective tax rate was higher in the six months ended June 30, 2017, compared with the year-ago period, primarily because of the decreased effect of tax benefits on higher pretax income in the current year from certain depreciation differences on property-related items, tax credits, and company-owned life insurance.
Ameren Illinois Natural Gas
The effective tax rate was higher in the three months ended June 30, 2017, compared with the year-ago period, primarily because of lower tax benefits in the current year from certain depreciation differences on property-related items.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings to support operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. We intend to fund those capital expenditures primarily with cash provided by operating activities and short-term and long-term debt issuances so that we maintain an equity ratio around 50%, assuming constructive regulatory environments.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2017, for Ameren and Ameren Illinois. The working capital deficit as of June 30, 2017, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.2 billion of liquidity at June 30, 2017.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2017 and 2016:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2017	2016	Variance	2017	2016	Variance	2017	2016	Variance
Ameren(a)	$863	$763	$100	$(1,059)	$(1,035)	$(24)	$197	$(7)	$204
Ameren Missouri	396	364	32	(253)	(354)	101	(143)	(209)	66
Ameren Illinois	375	382	(7)	(480)	(438)	(42)	105	(15)	120

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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
Ameren
Ameren’s cash from operating activities increased $100 million in the first six months of 2017, compared with the year-ago period. The following items contributed to the increase:

•	A $135 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $29 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Ameren Missouri Callaway energy center, as a refueling and maintenance outage occurred in the second quarter of 2016 and the next outage is scheduled for the fall of 2017.

•	A $15 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

The following items partially offset the increase in Ameren's cash from operating activities between periods:

•	The absence of a $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach received in 2016.

•	Refunds of $21 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.

•
A $19 million decrease in cash associated with the recovery of Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2015 revenue requirement reconciliation adjustment, which is being recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	A $16 million increase in expenditures for customer energy efficiency programs at Ameren Illinois compared with amounts collected from customers.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $32 million in the first six months of 2017, compared with the year-ago period. The following items contributed to the increase:

•	A $33 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $29 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center, as a refueling and maintenance outage occurred in the second quarter of 2016 and the next outage is scheduled for the fall of 2017.

•	A $15 million increase in net energy costs collected from customers under the FAC.
The absence of a $42 million insurance receipt related to the Taum Sauk breach received in 2016 partially offset the increase in Ameren Missouri’s cash from operating activities between periods.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $7 million in the first six months of 2017, compared with the year-ago period. The following items contributed to the decrease:

•	An increase of $24 million in income tax payments paid to Ameren (parent) pursuant to the tax allocation agreement, primarily related to the timing of payments.

•
A $19 million decrease in cash associated with the recovery of IEIMA revenue requirement reconciliation adjustments. The 2015 revenue requirement reconciliation adjustment, which is being recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	Refunds of $17 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.

•	A $16 million increase in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•	An $8 million increase in payments for purchased power compared with amounts collected from customers.

•	A $5 million increase in interest payments, primarily due to an increase in the average outstanding debt.

•	A $5 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.

•	A $4 million increase in labor costs primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.
Ameren Illinois’ decrease in cash from operating activities was substantially offset by a $95 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $24 million in the first six months of 2017, compared with the year-ago period. Nuclear fuel expenditures increased $26 million as a result of the activity at Ameren Missouri, as discussed below. Additionally, Ameren Illinois’ capital expenditures increased $42 million, as discussed below. This increase was partially offset by a $45 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Illinois Rivers project partially offset by increased expenditures related to the Spoon River project.

Ameren Missouri’s cash used in investing activities decreased $101 million in the first six months of 2017, compared with the year-ago period, due to a $125 million increase in the return of money pool advances. The decrease was partially offset by a $26 million increase in nuclear fuel expenditures because of the timing of purchases in the first six months of 2017, compared with the prior-year period.
Ameren Illinois’ cash used in investing activities increased $42 million due to an increase in capital expenditures primarily related to upgrades to natural gas main infrastructure, electric distribution and transmission system reliability, investments in smart grid technology, and substation upgrades.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s financing activities provided cash of $197 million during the first six months of 2017, compared with $7 million of cash used in financing activities during the first six months of 2016. During the first six months of 2017, Ameren utilized net proceeds of $883 million from the issuance of long-term indebtedness and net commercial paper issuances to repay at maturity $425 million of higher cost long-term indebtedness and to fund, in part, investing activities. In comparison, during the first six months of 2016, Ameren used net proceeds of $626 million from the issuance of long-term indebtedness and net commercial paper issuances to redeem at maturity $389 million of higher cost long-term indebtedness and to fund, in part, investing activities.
Ameren Missouri’s cash used in financing activities decreased $66 million in the first six months of 2017, compared with the year-ago period. During the first six months of 2017, Ameren Missouri issued $399 million of long-term indebtedness and used the proceeds, along with proceeds from net commercial paper issuances, to repay at maturity $425 million of higher cost long-term indebtedness. In comparison, during the first six months of 2016, Ameren Missouri issued $149 million of long-term indebtedness and used the proceeds, along with proceeds from net commercial paper issuances and cash on hand, to repay at maturity $260 million of higher cost long-term indebtedness. In addition, during the first six months of 2017, Ameren Missouri paid $172 million in common stock dividends compared with $210 million in dividend payments in the year-ago period.
Ameren Illinois’ financing activities provided cash of $105 million during the first six months of 2017, compared with $15 million of cash used in financing activities during the first six months of 2016. During the first six months of 2017, Ameren Illinois used proceeds from net commercial paper issuances of $108 million to fund, in part, investing activities. In comparison, during the first six months of 2016, Ameren Illinois used proceeds from net commercial paper issuances to repay at maturity $129 million of higher cost long-term indebtedness. Ameren Illinois did not pay common stock dividends during the six months ended June 30, 2017, compared to dividend payments of $60 million during the same period in 2016.
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
The following table presents Ameren’s consolidated liquidity as of June 30, 2017:

Ameren and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	393
Less: Ameren Missouri commercial paper outstanding	60
Missouri Credit Agreement – credit available	547
Ameren and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	280
Less: Ameren Illinois commercial paper outstanding	159
Less: Letters of credit	4
Illinois Credit Agreement – credit available	657
Total Credit Available	$1,204
Cash and cash equivalents	10
Total Liquidity	$1,214

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

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In June 2017, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2019.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.
Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the six months ended June 30, 2017 and 2016. The Ameren Companies did not issue any common stock during the first six months of 2017 or 2016. In March 2016, Ameren Missouri received cash capital contributions of $38 million from Ameren (parent).

	Month Issued, Redeemed, or Matured	2017	2016
Issuances of Long-term Debt
Ameren Missouri:
2.95% Senior secured notes due 2027	June	$399	$—
3.65% Senior secured notes due 2045	June	—	149
ATXI:
3.43% Senior notes due 2050	June	$150	$—
Total Ameren long-term debt issuances		$549	$149
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.40% Senior secured notes due 2017	June	$425	$—
5.40% Senior secured notes due 2016	February	—	260
Ameren Illinois:
6.20% Senior secured notes due 2016	June	—	54
6.25% Senior secured notes due 2016	June	—	75
Total Ameren long-term debt redemptions and maturities		$425	$389
In June 2017, Ameren Missouri issued $400 million of 2.95% senior secured notes due June 2027, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2017. Ameren Missouri received proceeds of $396 million, which were used, in conjunction with other available funds, to repay at maturity $425 million of Ameren Missouri’s 6.40% senior secured notes in June 2017.
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes due 2050 through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and has agreed to issue the remaining $300 million principal amount of the notes in August 2017, subject to certain conditions. The proceeds of the notes, of which $149 million were received in June 2017, were, and will be used, by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
Indebtedness Provisions and Other Covenants
See Note 3 – Short-term Debt and Liquidity and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report and

Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, in ATXI’s note purchase agreement, and in certain of the Ameren Companies’ indentures and articles of incorporation.
At June 30, 2017, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
Dividends
The amount and timing of Ameren’s common stock dividends are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2017, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the six months ended June 30, 2017 and 2016:

	Six Months
	2017	2016
Ameren Missouri	$172	$210
Ameren Illinois	—	60
Ameren	214	206
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At June 30, 2017, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $3,655 million, $2,145 million, and $1,444 million, respectively.
Off-Balance-Sheet Arrangements
At June 30, 2017, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Credit Ratings
The credit ratings of the Ameren Companies and ATXI assigned by Moody’s and S&P, as applicable, can affect our liquidity, access to the capital markets and credit markets, cost of borrowing under credit facilities and commercial paper programs, and collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies and ATXI, by Moody’s and S&P, as applicable, effective on the date of this report:

	Moody’s	S&P
Ameren:
Issuer/corporate credit rating	Baa1	BBB+
Senior unsecured debt	Baa1	BBB
Commercial paper	P-2	A-2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+
Secured debt	A2	A
Senior unsecured debt	Baa1	BBB+
Commercial paper	P-2	A-2
Ameren Illinois:
Issuer/corporate credit rating	A3	BBB+
Secured debt	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
ATXI:
Issuer credit rating	A2	Not Rated
Senior unsecured debt	A2	Not Rated
A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at June 30, 2017. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at June 30, 2017, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $96 million, $59 million, and $37 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2017, if market prices were 15% higher or lower than June 30, 2017 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
As a part of Ameren's strategic plan, we are pursuing projects to meet our customer energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories, as well as evaluating competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO as they arise. Additionally, Ameren Missouri will make investments over time that will enable it to transition to a more diverse energy generation portfolio.
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2017 and beyond.

Operations

•
Ameren continues to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across the state of Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule and the last section of this project is expected to be completed by 2019. The Spoon River project, located in northwest Illinois, and the Mark Twain project, located in northeast Missouri and connecting the Illinois Rivers project to Iowa, are the other two MISO-approved projects to be constructed by ATXI. Construction activities for the Spoon River project are continuing on schedule, and the project is expected to be completed in 2018. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the Mark Twain project and its approval process. The total investment in all three projects is expected to be more than $575 million from 2017 through 2019. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2017 through 2021 to replace aging infrastructure and improve reliability.

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

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, was the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that each challenged the allowed base return on common equity. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity for the 15-month period of November 2013 to February 2015 to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. The order required customer refunds, with interest, to be issued for that 15-month period. Refunds for the November 2013 complaint case were issued in the first six months of 2017. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which, if approved by the FERC, would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO and require customer refunds, with interest, for that 15-month period. The timing of the issuance of the final order in the February 2015 complaint case is uncertain for two reasons. First, while the FERC reestablished a quorum of three commissioners in August 2017, they are under no deadline to issue a final order. Second, in the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $7 million and $4 million, respectively, based on each company’s 2017 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective June 30, 2017 balance sheets, representing their estimate of the expected refunds related to the February 2015 complaint case.

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

•
In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. These rates will affect Ameren Illinois' cash receipts during 2018, but will not determine its electric distribution service operating revenues, which will instead be based on its 2018 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. An ICC decision on the revenue requirement used for 2018 rates is expected by December 2017.

•
Beginning in 2017, the FEJA provides that Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. In connection with the decoupling provisions of the FEJA, Ameren Illinois changed its method used to recognize its interim period revenue. Ameren Illinois now recognizes revenues consistent with the timing of incurred electric distribution recoverable costs and recognizes revenue associated with the expected return on its rate base ratably over the year. As a result of this change in recognition of the interim period revenue for the IEIMA formula rate framework, as modified by FEJA, Ameren Illinois expects quarterly year-over-year increases to earnings in 2017 in comparison to 2016 for the first, second, and fourth quarters and a decrease to earnings in the third quarter. Ameren Illinois expects an estimated $57 million decrease to earnings in the third quarter of 2017 and an estimated $28 million increase to earnings in the fourth quarter of 2017 as a result of the change. The change in interim period revenue recognition will not impact 2017’s annual earnings.

•
In June 2017, the FEJA began to allow Ameren Illinois to earn a return on its electric energy efficiency program investments. Ameren Illinois electric energy efficiency investments will be deferred as a regulatory asset and will earn a return at the company’s weighted average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy efficiency investments can also be increased or decreased by 200 basis points based on the achievement of annual energy savings goals. Based on a formula provided in the FEJA, Ameren Illinois estimates it can annually invest up to $100 million from 2018 through 2021, up to $107 million annually from 2022 through 2025, and up to $114 million annually from 2026 through 2030. The ICC has the ability to lower the electric energy efficiency saving goals if there are insufficient cost effective measures available or if achieving the savings goals would require investment levels that exceed the formula amounts shown above. The electric energy efficiency program investments and the return on those investments will be recovered through a rider, and will not be included in the IEIMA formula rate process.

•
In July 2017, the Illinois legislature passed a bill that increased the state's corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The bill made the increase in the state’s corporate income tax rate, which was previously scheduled to decrease to 7.3% in 2025, permanent. Ameren's consolidated 2017 net income is expected to decrease by $15 million, including an expense of $14 million at Ameren (parent), due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this decrease, Ameren does not expect this tax increase to have a material impact on its consolidated net income prospectively. The tax increase is not expected to materially impact the earnings of the Ameren Illinois Electric Distribution, Ameren Transmission, nor Ameren Illinois Transmission segments since these businesses operate under formula ratemaking frameworks. The tax increase is expected to unfavorably affect 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. The Ameren Illinois Natural Gas segment will continue to be impacted by the tax increase by approximately $1 million annually until a rate review is filed and customer rates are reset in the next rate review.

•
In early 2018, Ameren Illinois expects to file for a natural gas regulatory rate review with the ICC. Ameren Illinois’ current allowed return on equity for natural gas delivery service is 9.60%, with a capital structure of 50% common equity, a rate base of $1.2 billion, and a 2016 future test year.

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

•
Ameren and Ameren Missouri expect an approximately $15 million decrease in annual interest charges as a result of Ameren Missouri’s maturity of $425 million 6.40% senior secured notes and an issuance of $400 million 2.95% senior secured notes in 2017.

•
As we continue to make infrastructure investments and to experience cost increases, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, and increased customer use of increasingly cost-effective technological advances including private generation and storage. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation capacity, including renewable energy requirements, result in rate base earnings growth but also higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property taxes, and higher state income taxes, among other costs.

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

•
Ameren Missouri files a nonbinding integrated resource plan with the MoPSC every three years and will file its next plan in October 2017. Ameren Missouri’s integrated resource plan filed with the MoPSC in October 2014, prior to the issuance of the Clean Power Plan, was a 20-year plan that supported a more diverse energy generation portfolio in Missouri, including coal, solar, wind, natural gas, hydro and nuclear power. The plan involves expanding renewable generation, retiring coal-fired generation as those energy centers reach the end of their useful lives, expanding customer energy efficiency programs, and adding natural gas-fired combined cycle generation.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2021, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 4 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. By the end of 2018, $378 million and $707 million of senior secured notes are scheduled to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes, as well as a portion of any outstanding short-term debt at the time, with long-term debt. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

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

•
As of June 30, 2017, Ameren had $564 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $36 million and Ameren Illinois – $149 million) and $124 million in federal and state income tax credit carryforwards (Ameren Missouri – $30 million and Ameren Illinois – $2 million). In addition, Ameren has $25 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri through 2019 and Ameren Illinois until 2021. Based on existing tax laws, Ameren does not expect to make material federal income tax payments until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to support funding Ameren Transmission investments.

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
With the exception of the following, there have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, equity price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. In the first quarter of 2017, Ameren Missouri’s supplier of nuclear fuel assemblies, Westinghouse, filed a voluntary petition for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. Ameren Missouri has received all necessary fuel assemblies for the fall 2017 refueling and maintenance outage. See Note 10 – Callaway Energy Center under Part I, Item 1, of this report for additional information. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2017. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Six Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$(7)	$(204)	$(211)	$(4)	$(180)	$(184)
Contracts realized or otherwise settled during the period	(2)	4	2	(4)	2	(2)
Fair value of new contracts entered into during the period	13	—	13	13	(1)	12
Other changes in fair value	(2)	(5)	(7)	(3)	(26)	(29)
Fair value of contracts outstanding at end of period, net	$2	$(205)	$(203)	$2	$(205)	$(203)

The following table presents maturities of derivative contracts as of June 30, 2017, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$(3)	$(1)	$—	$—	$(4)
Level 2(a)	(3)	(4)	—	—	(7)
Level 3(b)	13	—	—	—	13
Total	$7	$(5)	$—	$—	$2
Ameren Illinois:
Level 1	$—	$1	$—	$—	$1
Level 2(a)	(7)	(5)	—	—	(12)
Level 3(b)	(14)	(27)	(28)	(125)	(194)
Total	$(21)	$(31)	$(28)	$(125)	$(205)
Ameren:
Level 1	$(3)	$—	$—	$—	$(3)
Level 2(a)	(10)	(9)	—	—	(19)
Level 3(b)	(1)	(27)	(28)	(125)	(181)
Total	$(14)	$(36)	$(28)	$(125)	$(203)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2017, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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

•
ATXI’s lawsuits filed in October 2016 in the circuit courts of each of Knox, Marion, Schuyler, and Shelby counties in Missouri to obtain assents for road crossings in the counties where the Mark Twain transmission project would be constructed if the alternative route is not approved;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri related to the EPA Clean Air Act;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	the class action lawsuit against Ameren Missouri relating to municipal taxes.
ITEM 1A. RISK FACTORS.
A detailed discussion of our risk factors is included in Part I, Item 1A, Risk Factors in the Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
Our operations are subject to acts of terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. Within our industry, there have been attacks on energy infrastructure such as power plants, substations, and related assets in the past, and there may be more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely impact economic activity in our service territory which could adversely affect our results of operations, financial position, and liquidity.
Our industry has seen an increase in the number and sophistication of cyber attacks. A security breach at our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer and employee data. Many of our suppliers, vendors, contractors, and information technology providers have access to our systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, or we could be subject to legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2017	—	—	—	—
May 1 – May 31, 2017	503	54.24	—	—
June 1 – June 30, 2017	3,701	57.05	—	—
Total	4,204	$56.72	—	—

(a)
The May shares of Ameren common stock were purchased in open-market transactions in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards issued under its stock-based compensation plans. The June shares of Ameren common stock were purchased in open-market transactions in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units issued under its stock-based compensation plans. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2017 to June 30, 2017.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.2	Ameren Ameren Missouri	Supplemental Secured Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.3	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein	June 22, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren's Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri's Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: August 4, 2017