Form 10-Q
period 2017-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2017-11-03
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2017, was as follows:

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
EMANI – European Mutual Association for Nuclear Insurance.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2016, filed by the Ameren Companies with the SEC.
Westinghouse – Westinghouse Electric Company, LLC.
Zero-emission credit – A credit that represents the environmental attributes of one MWh of energy produced from certain zero-emissions nuclear-powered generating facilities, which Illinois utilities are required to purchase pursuant to the FEJA.

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

•
the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, such as the July 2017 change in Illinois law that increased the state’s corporate income tax rate, or changes to federal tax laws as a result of tax reform legislation currently being developed by Congress, and any challenges to the tax positions taken by the Ameren Companies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

•	the effectiveness of Ameren Missouri's customer energy efficiency programs and the related revenues and performance incentives earned under its MEEIA plans;

•	Ameren Illinois’ ability to achieve FEJA electric energy efficiency goals and the resulting impact on its allowed return on program investments;

•
our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed returns on equity;

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

•
the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s Callaway energy center, or, in the absence of insurance, the ability to recover uninsured losses from our customers;

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

•
the effects of our increasing investment in electric transmission projects, as well as potential wind and solar generation projects, our ability to obtain all of the necessary approvals to complete the projects, and the uncertainty as to whether we will achieve our expected returns in a timely manner;

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

•
the impact of cyber-attacks, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$1,594	$1,725	$4,183	$4,101
Natural gas	129	134	592	619
Total operating revenues	1,723	1,859	4,775	4,720
Operating Expenses:
Fuel	199	205	594	574
Purchased power	162	178	491	451
Natural gas purchased for resale	25	34	196	227
Other operations and maintenance	402	411	1,229	1,246
Depreciation and amortization	225	211	668	628
Taxes other than income taxes	129	129	364	358
Total operating expenses	1,142	1,168	3,542	3,484
Operating Income	581	691	1,233	1,236
Other Income and Expenses:
Miscellaneous income	13	18	42	54
Miscellaneous expense	2	8	16	21
Total other income	11	10	26	33
Interest Charges	97	97	295	287
Income Before Income Taxes	495	604	964	982
Income Taxes	205	233	376	356
Net Income	290	371	588	626
Less: Net Income Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Ameren Common Shareholders	$288	$369	$583	$621

Earnings per Common Share – Basic	$1.19	$1.52	$2.40	$2.56

Earnings per Common Share – Diluted	$1.18	$1.52	$2.39	$2.56

Dividends per Common Share	$0.44	$0.425	$1.32	$1.275
Average Common Shares Outstanding – Basic	242.6	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	244.7	242.9	244.0	243.0
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$290	$371	$588	$626
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $1 and $4, respectively	—	(1)	2	1
Comprehensive Income	290	370	590	627
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$288	$368	$585	$622
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$9	$9
Accounts receivable – trade (less allowance for doubtful accounts of $20 and $19, respectively)	507	437
Unbilled revenue	262	295
Miscellaneous accounts receivable	85	63
Inventories	547	527
Current regulatory assets	75	149
Other current assets	96	113
Total current assets	1,581	1,593
Property, Plant, and Equipment, Net	20,906	20,113
Investments and Other Assets:
Nuclear decommissioning trust fund	672	607
Goodwill	411	411
Regulatory assets	1,509	1,437
Other assets	538	538
Total investments and other assets	3,130	2,993
TOTAL ASSETS	$25,617	$24,699
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$777	$681
Short-term debt	446	558
Accounts and wages payable	548	805
Taxes accrued	159	46
Interest accrued	106	93
Customer deposits	108	107
Current regulatory liabilities	119	110
Other current liabilities	318	274
Total current liabilities	2,581	2,674
Long-term Debt, Net	6,922	6,595
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	4,721	4,264
Accumulated deferred investment tax credits	50	55
Regulatory liabilities	2,045	1,985
Asset retirement obligations	631	635
Pension and other postretirement benefits	711	769
Other deferred credits and liabilities	469	477
Total deferred credits and other liabilities	8,627	8,185
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – 242.6 shares outstanding	2	2
Other paid-in capital, principally premium on common stock	5,534	5,556
Retained earnings	1,830	1,568
Accumulated other comprehensive loss	(21)	(23)
Total Ameren Corporation shareholders’ equity	7,345	7,103
Noncontrolling Interests	142	142
Total equity	7,487	7,245
TOTAL LIABILITIES AND EQUITY	$25,617	$24,699
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$588	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653	625
Amortization of nuclear fuel	71	63
Amortization of debt issuance costs and premium/discounts	16	17
Deferred income taxes and investment tax credits, net	366	364
Allowance for equity funds used during construction	(16)	(20)
Share-based compensation costs	12	17
Other	(7)	(9)
Changes in assets and liabilities:
Receivables	(59)	(134)
Inventories	(20)	(13)
Accounts and wages payable	(183)	(196)
Taxes accrued	138	119
Regulatory assets and liabilities	89	146
Assets, other	14	9
Liabilities, other	12	(29)
Pension and other postretirement benefits	(31)	(26)
Net cash provided by operating activities	1,643	1,559
Cash Flows From Investing Activities:
Capital expenditures	(1,523)	(1,496)
Nuclear fuel expenditures	(52)	(41)
Purchases of securities – nuclear decommissioning trust fund	(248)	(310)
Sales and maturities of securities – nuclear decommissioning trust fund	235	297
Other	3	(1)
Net cash used in investing activities	(1,585)	(1,551)
Cash Flows From Financing Activities:
Dividends on common stock	(320)	(309)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	(112)	307
Maturities of long-term debt	(425)	(389)
Issuances of long-term debt	849	149
Share-based payments	(39)	(32)
Debt issuance costs	(5)	(1)
Other	(1)	(2)
Net cash used in financing activities	(58)	(282)
Net change in cash and cash equivalents	—	(274)
Cash and cash equivalents at beginning of year	9	292
Cash and cash equivalents at end of period	$9	$18
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$1,098	$1,144	$2,757	$2,682
Natural gas	17	20	83	90
Other	—	1	—	1
Total operating revenues	1,115	1,165	2,840	2,773
Operating Expenses:
Fuel	199	205	594	574
Purchased power	42	77	201	169
Natural gas purchased for resale	4	6	29	33
Other operations and maintenance	224	220	655	670
Depreciation and amortization	134	130	399	384
Taxes other than income taxes	95	96	255	252
Total operating expenses	698	734	2,133	2,082
Operating Income	417	431	707	691
Other Income and Expenses:
Miscellaneous income	13	14	36	38
Miscellaneous expense	2	2	6	6
Total other income	11	12	30	32
Interest Charges	50	53	157	158
Income Before Income Taxes	378	390	580	565
Income Taxes	143	148	218	215
Net Income	235	242	362	350
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$235	$242	$362	$350

Net Income	$235	$242	$362	$350
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$234	$241	$359	$347
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	18	161
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $7, respectively)	274	187
Accounts receivable – affiliates	14	12
Unbilled revenue	151	154
Miscellaneous accounts receivable	45	14
Inventories	396	392
Current regulatory assets	23	35
Other current assets	43	49
Total current assets	964	1,004
Property, Plant, and Equipment, Net	11,538	11,478
Investments and Other Assets:
Nuclear decommissioning trust fund	672	607
Regulatory assets	576	619
Other assets	318	327
Total investments and other assets	1,566	1,553
TOTAL ASSETS	$14,068	$14,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$383	$431
Accounts and wages payable	226	444
Accounts payable – affiliates	102	68
Taxes accrued	148	30
Interest accrued	61	54
Current regulatory liabilities	18	12
Other current liabilities	118	123
Total current liabilities	1,056	1,162
Long-term Debt, Net	3,584	3,563
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,073	3,013
Accumulated deferred investment tax credits	49	53
Regulatory liabilities	1,275	1,215
Asset retirement obligations	627	629
Pension and other postretirement benefits	274	291
Other deferred credits and liabilities	13	19
Total deferred credits and other liabilities	5,311	5,220
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,828	1,828
Preferred stock	80	80
Retained earnings	1,698	1,671
Total shareholders’ equity	4,117	4,090
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,068	$14,035
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$362	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	381
Amortization of nuclear fuel	71	63
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	55	159
Allowance for equity funds used during construction	(15)	(16)
Other	4	—
Changes in assets and liabilities:
Receivables	(117)	(95)
Inventories	(3)	(5)
Accounts and wages payable	(151)	(176)
Taxes accrued	160	165
Regulatory assets and liabilities	48	60
Assets, other	19	(8)
Liabilities, other	4	13
Pension and other postretirement benefits	(7)	(8)
Net cash provided by operating activities	819	888
Cash Flows From Investing Activities:
Capital expenditures	(533)	(500)
Nuclear fuel expenditures	(52)	(41)
Purchases of securities – nuclear decommissioning trust fund	(248)	(310)
Sales and maturities of securities – nuclear decommissioning trust fund	235	297
Money pool advances, net	143	(165)
Other	—	(5)
Net cash used in investing activities	(455)	(724)
Cash Flows From Financing Activities:
Dividends on common stock	(332)	(285)
Dividends on preferred stock	(3)	(3)
Maturities of long-term debt	(425)	(260)
Issuances of long-term debt	399	149
Capital contribution from parent	—	38
Debt issuance costs	(3)	(1)
Net cash used in financing activities	(364)	(362)
Net change in cash and cash equivalents	—	(198)
Cash and cash equivalents at beginning of year	—	199
Cash and cash equivalents at end of period	$—	$1
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Electric	$463	$562	$1,343	$1,365
Natural gas	112	114	510	530
Other	—	—	1	—
Total operating revenues	575	676	1,854	1,895
Operating Expenses:
Purchased power	124	110	312	304
Natural gas purchased for resale	21	28	167	194
Other operations and maintenance	183	198	590	592
Depreciation and amortization	86	80	254	237
Taxes other than income taxes	33	30	101	98
Total operating expenses	447	446	1,424	1,425
Operating Income	128	230	430	470
Other Income and Expenses:
Miscellaneous income	1	4	7	15
Miscellaneous expense	—	3	8	11
Total other income (expense)	1	1	(1)	4
Interest Charges	36	35	109	105
Income Before Income Taxes	93	196	320	369
Income Taxes	38	77	127	144
Net Income	55	119	193	225
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $-, $(1), $- and $(2), respectively	—	(1)	—	(3)
Comprehensive Income	$55	$118	$193	$222

Net Income	$55	$119	$193	$225
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Shareholder	$55	$119	$191	$223
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	219	242
Accounts receivable – affiliates	21	10
Unbilled revenue	111	141
Miscellaneous accounts receivable	31	22
Inventories	151	135
Current regulatory assets	51	108
Other current assets	18	25
Total current assets	602	683
Property, Plant, and Equipment, Net	7,987	7,469
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	921	816
Other assets	101	95
Total investments and other assets	1,433	1,322
TOTAL ASSETS	$10,022	$9,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$394	$250
Short-term debt	169	51
Borrowings from money pool	11	—
Accounts and wages payable	247	264
Accounts payable – affiliates	50	63
Taxes accrued	8	16
Interest accrued	37	33
Customer deposits	69	69
Current environmental remediation	43	38
Current regulatory liabilities	85	78
Other current liabilities	153	109
Total current liabilities	1,266	971
Long-term Debt, Net	2,196	2,338
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,874	1,631
Accumulated deferred investment tax credits	1	2
Regulatory liabilities	766	768
Pension and other postretirement benefits	322	346
Environmental remediation	143	162
Other deferred credits and liabilities	229	222
Total deferred credits and other liabilities	3,335	3,131
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,005	2,005
Preferred stock	62	62
Retained earnings	1,158	967
Total shareholders’ equity	3,225	3,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,022	$9,474

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$193	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	236
Amortization of debt issuance costs and premium/discounts	10	11
Deferred income taxes and investment tax credits, net	161	141
Other	(1)	(8)
Changes in assets and liabilities:
Receivables	59	(36)
Inventories	(17)	(8)
Accounts and wages payable	(24)	(17)
Taxes accrued	(22)	5
Regulatory assets and liabilities	45	75
Assets, other	(9)	11
Liabilities, other	(2)	6
Pension and other postretirement benefits	(19)	(14)
Net cash provided by operating activities	628	627
Cash Flows From Investing Activities:
Capital expenditures	(760)	(683)
Other	6	4
Net cash used in investing activities	(754)	(679)
Cash Flows From Financing Activities:
Dividends on common stock	—	(95)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	118	157
Money pool borrowings, net	11	54
Maturities of long-term debt	—	(129)
Other	(1)	(1)
Net cash provided by (used in) financing activities	126	(16)
Net change in cash and cash equivalents	—	(68)
Cash and cash equivalents at beginning of year	—	71
Cash and cash equivalents at end of period	$—	$3
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries, Ameren Missouri, Ameren Illinois, and ATXI, are described below. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren evaluates competitive electric transmission investment opportunities outside of MISO as they arise.

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
As of September 30, 2017 and December 31, 2016, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $14 million and $9 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly impact the activities of these variable interest entities. As of September 30, 2017, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $14 million plus associated outstanding funding commitments of $23 million.
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2017:

	Ameren Missouri		Ameren Illinois(a)	Ameren
Balance at December 31, 2016	$644	(b)	$6	$650	(b)
Liabilities settled	(4)		(1)	(5)
Accretion(c)	20		(d)	20
Change in estimates(e)	(18)		(1)	(19)
Balance at September 30, 2017	$642	(b)	$4	$646	(b)

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Balance included $15 million in “Other current liabilities” on the balance sheet as of both December 31, 2016 and September 30, 2017, respectively.

(c)	Accretion expense was recorded as a decrease to regulatory liabilities.

(d)	Less than $1 million.

(e)
Ameren Missouri changed its fair value estimate primarily due to an extension of the remediation period of certain CCR storage facilities, an update to the decommissioning of the Callaway energy center to reflect the cost study and funding analysis filed with the MoPSC in 2017, and an increase in the discount rate assumption.

Share-based Compensation
A summary of nonvested performance share units at September 30, 2017, and changes during the nine months ended September 30, 2017, under the 2014 Incentive Plan are presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value per Share Unit
Nonvested at January 1, 2017	1,059,639	$48.04
Granted(a)	500,943	59.16
Forfeitures	(48,661)	52.54
Vested(b)	(27,446)	52.88
Nonvested at September 30, 2017	1,484,475	$51.55

(a)	Performance share units granted to certain executive and nonexecutive officers and other eligible employees under the 2014 Incentive Plan.

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
Excise Taxes
Ameren Missouri and Ameren Illinois collect certain excise taxes from customers that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business and are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on the customer and therefore are not included in Ameren Illinois’ revenues and expenses. The following table presents excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” for the three and nine months ended September 30, 2017 and 2016:

	Three Months		Nine Months
	2017	2016	2017	2016
Ameren Missouri	$51	$52	$122	$122
Ameren Illinois	10	9	40	40
Ameren	$61	$61	$162	$162
Earnings Per Share
Basic earnings per share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 2.1 million and 1.4 million in the three and nine months ended September 30, 2017, respectively, and 0.3 million and 0.4 million, respectively, in the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2017 and 2016.
Income Taxes
In July 2017, Illinois enacted a law that increased the state's corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The law made the increase in the state’s corporate income tax rate, which was previously scheduled to decrease to 7.3% in 2025, permanent. In July 2017, Ameren recorded an expense of $14 million at Ameren (parent) due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this expense, Ameren does not expect this tax increase to have a material impact on its consolidated net income prospectively. The tax increase is not expected to materially impact the earnings of the Ameren Illinois Electric Distribution, the Ameren Transmission, or the Ameren Illinois Transmission segments, since these businesses operate under formula ratemaking frameworks. The tax increase is expected to unfavorably affect 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. In addition, in the third quarter of 2017, Ameren’s and Ameren Illinois’ accumulated deferred tax balances were revalued using the state’s new corporate income tax rate, which resulted in a net increase to the liability balances of $97 million and $79 million, respectively. These increased liabilities were offset by a regulatory asset, as well as income tax expense, as discussed above.
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
We have substantially completed the evaluation of our contracts and do not expect material changes to the amount or timing of revenue recognition. We will finalize our contract assessments by the end of 2017. We will apply the guidance using the full retrospective method and include disaggregated revenue disclosures by segment and customer class in the combined notes to the financial statements in the first quarter of 2018.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires an entity to retrospectively report the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and to present the other components of net benefit cost in the income statement separately from the service cost component and outside of operating income. The guidance also requires that an entity only capitalize the service cost component as part of an asset, such as inventory or property, plant, and equipment, on a prospective basis. Previously, all of the net benefit cost components were eligible for capitalization.

This change in the capitalization of net benefit costs will not affect our ability to continue to obtain recovery of net benefit costs through customer rates. See Note 11 – Retirement Benefits for the components of net benefit cost. This guidance will be effective for the Ameren Companies in the first quarter of 2018. We are currently assessing the impacts of this guidance on our results of operations, financial position, and disclosures.
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
ATXI’s Mark Twain Project
The Mark Twain project is a MISO-approved transmission line to be located in northeast Missouri. In the third quarter of 2017, ATXI finalized an alternative project route and reached agreements with a cooperative electric company in northeast Missouri and Ameren Missouri to locate nearly all of the Mark Twain project on existing transmission line corridors. It also received assents for road crossings from the five affected counties in northeast Missouri. ATXI had previously filed suit in the circuit courts to obtain assents for the original project route. ATXI has since withdrawn one of the lawsuits. The other lawsuits remain pending but have been stayed until the first quarter of 2018. In September 2017, ATXI filed for a certificate of convenience and necessity with the MoPSC and anticipates a decision from the MoPSC in the first half of 2018. ATXI plans to complete the project in December 2019; however, delays in obtaining approval from the MoPSC could delay completion.
Illinois
IEIMA & FEJA
Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity under a formula ratemaking process effective through 2022. This formula ratemaking framework qualifies as an alternative revenue program under GAAP. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC based on that year's actual recoverable costs incurred and investment return. As of September 30, 2017, Ameren Illinois had recorded regulatory assets of $24 million to reflect its 2016 revenue requirement reconciliation adjustment, which was included in the April 2017 formula rate update discussed below, and $16 million for the approved 2015 revenue requirement reconciliation adjustment, each with interest. As of September 30, 2017, Ameren Illinois had recorded a regulatory liability of $1 million to reflect the difference between Ameren Illinois’ estimate of its 2017 revenue requirement and the revenue requirement reflected in customer rates, including interest.
In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. This update reflects an increase to the annual formula rate based on 2016 actual costs and expected net plant additions for 2017, as well as an increase to include the 2016 revenue requirement reconciliation adjustment. The increases in the update filing are more than offset by a decrease for the conclusion of the 2015 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2017, consistent with the ICC’s December 2016 annual update filing order. In November 2017, an administrative law judge issued a proposed order that was consistent with Ameren Illinois’ revised July 2017 filing. An ICC decision regarding the revenue requirement to be used for customer rates in 2018 is expected by December 2017.
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking process through 2022 and clarifying that a common equity ratio of up to, and including, 50% is prudent. Beginning in 2017, the FEJA provides that Ameren Illinois will recover, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. Prior to the FEJA, Ameren Illinois’ interim period revenue recognition was volume-based, as revenues were affected by the timing of sales volumes due to seasonal rates and changes in volumes resulting from, among other things, weather and energy efficiency. This previous revenue recognition method resulted in more revenues during the third quarter and less revenues during the other quarters of each year. Beginning in 2017, in connection with the decoupling provisions of the FEJA, Ameren Illinois changed its method used to recognize interim period revenue. Ameren Illinois now recognizes revenue consistent with the timing of actual incurred electric distribution recoverable costs and recognizes revenue associated with the expected return on its rate base ratably over the year. Ameren Illinois recognized a reduction to electric revenue to reflect the difference between the estimate of its revenue requirement and the revenue requirement reflected in customer rates of $76 million and $1 million for the three and nine months ended September 30, 2017, respectively. Comparative electric revenues at Ameren Illinois for the three and nine months ended September 30, 2016, were increased $11 million and $24 million, respectively, for the difference between the estimate of its revenue requirement and the revenue requirement reflected in customer rates.
In June 2017, pursuant to the FEJA, Ameren Illinois filed with the ICC an energy efficiency plan for 2018 through 2021. In September 2017, the ICC issued an order approving Ameren Illinois' implementation of FEJA electric energy efficiency savings targets and investments. Ameren Illinois plans to invest up to $99 million in electric energy efficiency programs per year from 2018 through 2021 that will earn a return. The electric energy efficiency program investments and the return on those investments will be collected from customers through a rider and will not be included in the IEIMA formula ratemaking process.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to one segment in the Illinois Rivers project, which has an estimated segment cost of approximately $85 million, of which $32 million was invested as of September 30, 2017. These cases had been filed in order to obtain necessary easements and rights of way to complete the segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. ATXI intends to appeal this decision. ATXI plans to complete the project in 2019; however, delays associated with the condemnation proceedings or an appeal arising from the order dismissing the Edgar County cases could delay the completion date. The other eight segments of the Illinois Rivers project are not affected by these proceedings.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity for the 15-month period of November 2013 to February 2015 to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. The order required customer refunds, with interest, to be issued for that 15-month period. In the first six months of 2017, Ameren and Ameren Illinois refunded $21 million and $17 million, respectively, related to the November 2013 complaint case. In addition, the 10.82% allowed return on common equity has been reflected in rates since September 2016. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners have since filed a motion to dismiss the February 2015 complaint. See below for additional information about the motion. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which, if approved by the FERC, would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, and require customer refunds, with interest, for that 15-month period. The timing of the issuance of the final order in the February 2015 complaint case is uncertain for two reasons. First, while the FERC reestablished a quorum of commissioners in August 2017 after six months without a quorum, the FERC is under no deadline to issue a final order. Second, in the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. Ameren is unable to predict the impact of the outcome of the United States Court of Appeals for the District of Columbia Circuit’s remand on the MISO FERC complaint cases at this time.

In September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. The MISO transmission owners maintain that the February 2015 complaint was predicated on the now superseded 12.38% allowed base return on common equity being an unjust and unreasonable return and is not applicable given the currently effective 10.32% allowed base return on common equity. The MISO transmission owners further maintain that the currently effective 10.32% allowed base return on common equity has not been proven to be unjust and unreasonable based on information provided, including the base return on common equity methodology ranges set forth in the February 2015 complaint case and the initial decision issued by an administrative law judge in June 2016. Additionally, the MISO transmission owners maintain that the February 2015 complaint should be dismissed because the approach utilized in the case to assert that a return on common equity was unjust and unreasonable is insufficient. That same approach was rejected by the United States Court of Appeals for the District of Columbia Circuit, as discussed above. FERC is under no deadline to issue an order on this motion.
As of September 30, 2017, Ameren and Ameren Illinois had recorded current regulatory liabilities of $41 million and $24 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire in December 2021, were not utilized for direct borrowings during the nine months ended September 30, 2017, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding, as well as letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at September 30, 2017, was $1.7 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2017. As of September 30, 2017, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 51%, 47%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding as of September 30, 2017, and December 31, 2016:

	2017	2016
Ameren (parent)	$277	$507
Ameren Missouri	—	—
Ameren Illinois	169	51
Ameren Consolidated	$446	$558
The following table summarizes the borrowing activity and relevant interest rates under Ameren’s (parent), Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the nine months ended September 30, 2017 and 2016:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2017
Average daily commercial paper outstanding	$669	$7	$78	$754
Weighted-average interest rate	1.27%	1.20%	1.28%	1.27%
Peak commercial paper during period(a)	$841	$64	$193	$948
Peak interest rate	1.50%	1.41%	1.50%	1.50%
2016
Average daily commercial paper outstanding	$435	$80	$48	$563
Weighted-average interest rate	0.81%	0.74%	0.72%	0.79%
Peak commercial paper during period(a)	$574	$208	$195	$839
Peak interest rate	0.95%	0.85%	0.85%	0.95%

(a)
The timing of peak commercial paper issuances varies by company. Therefore, the sum of peak commercial paper issuances presented by company does not equal the Ameren Consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for short-term cash and working capital requirements. The average interest rate for borrowing under the utility money pool for the three and nine months ended September 30, 2017, was 1.24% and 1.18%, respectively (2016 – 0.53% and 0.54%, respectively). See Note 8 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and nine months ended September 30, 2017 and 2016.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren Missouri
In June 2017, Ameren Missouri issued $400 million principal amount of 2.95% senior secured notes, due June 2027, with interest payable semiannually on June 15 and December 15 of each year, beginning in December 2017. Ameren Missouri received proceeds of $396 million, which were used, in conjunction with other available funds, to repay at maturity in June 2017 $425 million principal amount of its 6.40% senior secured notes.
ATXI
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes, due 2050, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and the remaining $300 million principal amount of the notes in August 2017. ATXI received proceeds of $449 million from the notes, which were used by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
ATXI may prepay at any time not less than 5% of the principal amount of notes then outstanding at 100% of the principal amount plus a make-whole premium. In the event of a change of control, as defined in the agreement, each holder of notes may require ATXI to prepay the entire unpaid principal amount of the notes held by such holder at a price equal to 100% of the principal amount of such notes together with accrued and unpaid interest thereon. The following table presents the principal maturities schedule for the notes:

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
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue first mortgage bonds or preferred stock. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants as well as restrictions on the payment of dividends. See the discussion above for covenants related to ATXI’s note purchase agreement. At September 30, 2017, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-Balance-Sheet Arrangements
At September 30, 2017, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries.
NOTE 5 – OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three Months		Nine Months
	2017	2016	2017	2016
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$6	$7	$16	$20
Interest income on industrial development revenue bonds	7	7	20	20
Interest income	—	3	5	11
Other	—	1	1	3
Total miscellaneous income	$13	$18	$42	$54
Miscellaneous expense:
Donations	$—	$1	$7	$8
Other	2	7	9	13
Total miscellaneous expense	$2	$8	$16	$21
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$6	$6	$15	$16
Interest income on industrial development revenue bonds	7	7	20	20
Interest income	—	1	—	1
Other	—	—	1	1
Total miscellaneous income	$13	$14	$36	$38
Miscellaneous expense:
Donations	$—	$—	$2	$2
Other	2	2	4	4
Total miscellaneous expense	$2	$2	$6	$6
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$—	$1	$1	$4
Interest income	1	2	5	9
Other	—	1	1	2
Total miscellaneous income	$1	$4	$7	$15
Miscellaneous expense:
Donations	$—	$1	$5	$6
Other	—	2	3	5
Total miscellaneous expense	$—	$3	$8	$11

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2017, and December 31, 2016. As of September 30, 2017, these contracts extended through October 2019, March 2023, May 2032, and March 2020 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2017			2016
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	30	(b)	30	30	(b)	30
Natural gas (in mmbtu)	24	145	169	25	129	154
Power (in megawatthours)	2	9	11	1	9	10
Uranium (pounds in thousands)	370	(b)	370	345	(b)	345

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2017, and December 31, 2016, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2017, and December 31, 2016:

	Balance Sheet Location	Ameren Missouri		Ameren Illinois	Ameren
2017
Fuel oils	Other current assets	$2		$—	$2
	Other assets	1		—	1
Natural gas	Other current assets	—		1	1
	Other assets	—		1	1
Power	Other current assets	10		—	10
	Other assets	1		—	1
	Total assets (a)	$14		$2	$16
Fuel oils	Other current liabilities	$2		$—	$2
Natural gas	Other current liabilities	3		8	11
	Other deferred credits and liabilities	4		6	10
Power	Other current liabilities	1		13	14
	Other deferred credits and liabilities	—		179	179
Uranium	Other deferred credits and liabilities	—	(b)	—	—	(b)
	Total liabilities (c)	$10		$206	$216
2016
Fuel oils	Other current assets	$2		$—	$2
	Other assets	1		—	1
Natural gas	Other current assets	1		11	12
	Other assets	1		2	3
Power	Other current assets	9		—	9
	Total assets (a)	$14		$13	$27
Fuel oils	Other current liabilities	$5		$—	$5
Natural gas	Other current liabilities	1		3	4
	Other deferred credits and liabilities	5		5	10
Power	Other current liabilities	3		12	15
	Other deferred credits and liabilities	—		173	173
Uranium	Other deferred credits and liabilities	4		—	4
	Total liabilities (c)	$18		$193	$211

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2017, and December 31, 2016.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of September 30, 2017, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on September 30, 2017, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2017
Ameren Missouri	$59	$3	$48
Ameren Illinois	48	—	41
Ameren	$107	$3	$89

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2017 and December 31, 2016:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2017
	Fuel oils	$1	$(1)	Option model	Volatilities(%)(b)	24 – 32	26
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.12 – 0.22	0.17
					Ameren Missouri credit risk(%)(c)(d)	0.37	(e)
	Natural gas	—	(2)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.10) – (0.10)	(0.80)
					Counterparty credit risk (%)(c)(d)	0.34 – 6	0.73
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)
	Power(g)	$11	$(193)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(h)	25 – 41	28
					Estimated auction price for FTRs ($/MW)(b)	(324) – 1,194	269
					Nodal basis ($/MWh)(h)	(3) – 0	(2)

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
					Counterparty credit risk (%)(c)(d)	0.28	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(i)	3	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
2016
	Fuel oils	$1	$—	Option model	Volatilities (%)(b)	24 – 66	28
				Discounted cash flow	Counterparty credit risk (%)(c)(d)	0.13 – 0.22	0.15
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)
					Escalation rate (%)(b)(f)	(2) – 2	0
	Natural gas	1	(1)	Option model	Volatilities (%)(b)	31 – 66	36
					Nodal basis ($/mmbtu)(b)	(0.40) – (0.10)	(0.20)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(0.80) – 0	(0.50)
					Counterparty credit risk (%)(c)(d)	0.13 – 8	1
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
	Power(g)	9	(187)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(h)	26 – 44	29
					Estimated auction price for FTRs ($/MW)(b)	(71) – 5,270	125
					Nodal basis ($/MWh)(h)	(6) – 0	(2)
					Ameren Illinois credit risk (%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(i)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
	Uranium	—	(4)	Option model	Volatilities (%)(b)	24	(e)
				Discounted cash flow	Average forward uranium pricing ($/pound)(b)	22 – 24	22
					Ameren Missouri credit risk (%)(c)(d)	0.38	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)	Escalation rate applies to fuel oil prices 2019 and beyond.

(g)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2021 for September 30, 2017, and through 2020 for December 31, 2016. Valuations beyond 2021 for September 30, 2017, and 2020 for December 31, 2016 use fundamentally modeled pricing by month for peak and off-peak demand.

(h)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(i)	Escalation rate applies to power prices in 2031 and beyond.
We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2017 or 2016. At September 30, 2017, and December 31, 2016, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$2	$—	$1	$3
	Natural gas	1	1	—	2
	Power	—	—	11	11
	Total derivative assets – commodity contracts	$3	$1	$12	$16
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	445	—	—	445
	Debt securities:
	U.S. treasury and agency securities	—	119	—	119
	Corporate bonds	—	82	—	82
	Other	—	24	—	24
	Total nuclear decommissioning trust fund	$447	$225	$—	$672
	Total Ameren	$450	$226	$12	$688
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$2	$—	$1	$3
	Power	—	—	11	11
	Total derivative assets – commodity contracts	$2	$—	$12	$14
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	445	—	—	445
	Debt securities:
	U.S. treasury and agency securities	—	119	—	119
	Corporate bonds	—	82	—	82
	Other	—	24	—	24
	Total nuclear decommissioning trust fund	$447	$225	$—	$672
	Total Ameren Missouri	$449	$225	$12	$686
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$1	$1	$—	$2
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$1	$—	$1	$2
	Natural gas	—	19	2	21
	Power	—	—	193	193
	Total Ameren	$1	$19	$196	$216
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$1	$—	$1	$2
	Natural gas	—	7	—	7
	Power	—	—	1	1
	Total Ameren Missouri	$1	$7	$2	$10
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$12	$2	$14
	Power	—	—	192	192
	Total Ameren Illinois	$—	$12	$194	$206

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

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

All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three and nine months ended September 30, 2017 and 2016, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils, natural gas, and uranium were immaterial.
The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30, 2017
Beginning balance at July 1, 2017	$14	$(192)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)	(3)	(5)
Sales	1	—	1
Settlements	(3)	3	—
Ending balance at September 30, 2017	$10	$(192)	$(182)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2017	$—	$(2)	$(2)
For the three months ended September 30, 2016
Beginning balance at July 1, 2016	$14	$(169)	$(155)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—	(6)	(6)
Settlements	(5)	3	(2)
Ending balance at September 30, 2016	$9	$(172)	$(163)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2016	$—	$(2)	$(2)
For the nine months ended September 30, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(3)	(14)	(17)
Purchases	15	—	15
Sales	1	—	1
Settlements	(10)	7	(3)
Ending balance at September 30, 2017	$10	$(192)	$(182)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2017	$—	$(15)	$(15)
For the nine months ended September 30, 2016
Beginning balance at January 1, 2016	$16	$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)	(13)	(17)
Purchases	13	—	13
Settlements	(16)	11	(5)
Ending balance at September 30, 2016	$9	$(172)	$(163)
Change in unrealized gains (losses) related to assets/liabilities held at September 30, 2016	$—	$(7)	$(7)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three and nine months ended September 30, 2017 and 2016, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
The Ameren Companies’ carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, and other current financial instruments approximate fair value because of the short-term nature of these instruments. They are considered to be Level 1 in the fair value hierarchy. The Ameren Companies' short-term borrowings also approximate fair value because of their short-term nature. Short-term borrowings are considered to be Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The estimated fair value of long-term debt and preferred stock is based on the quoted market prices for same or similar issuances for companies with similar credit profiles or on the current rates offered to the Ameren Companies for similar financial instruments, which fair value measurement is considered to be Level 2 in the fair value hierarchy.

The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations and preferred stock at September 30, 2017, and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)	$7,699	$8,234	$7,276	$7,772
Preferred stock(a)	142	131	142	131
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,967	$4,312	$3,994	$4,304
Preferred stock	80	79	80	79
Ameren Illinois:
Long-term debt (including current portion)	$2,590	$2,759	$2,588	$2,765
Preferred stock	62	52	62	52

(a)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
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
Electric Power Supply Agreement
In April 2017, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2017, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 85,600 megawatthours at an average price of $34 per megawatthour during the period of March 2019 through May 2020.
The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three and nine months ended September 30, 2017 and 2016:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2017		$4	$	(a)		$21	$	(a)
agreements with Ameren Illinois		2016		9		(a)		21		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		7		1		20		3
rent and facility services		2016		5		1		18		3
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		(b)		(b)		(b)		1
miscellaneous support services		2016		1		(b)		1		(b)
Total Operating Revenues		2017		$11		$1		$41		$4
		2016		15		1		40		3
Ameren Illinois power supply	Purchased Power	2017	$	(a)		$4	$	(a)		$21
agreements with Ameren Missouri		2016		(a)		9		(a)		21
Ameren Illinois transmission	Purchased Power	2017		(a)		(b)		(a)		1
services with ATXI		2016		(a)		1		(a)		2
Total Purchased Power		2017	$	(a)		$4	$	(a)		$22
		2016		(a)		10		(a)		23
Ameren Services support services	Other Operations and Maintenance	2017		$34		$33		$103		$99
agreement		2016		30		29		96		90
Money pool borrowings (advances)	Interest Charges/ Miscellaneous Income	2017	$	(b)	$	(b)	$	(b)	$	(b)
		2016		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
We are involved in legal, tax, and regulatory proceedings before various courts, regulatory commissions, authorities, and governmental agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in the notes to our financial statements in this report and in the Form 10-K, will not have a material adverse effect on our results of operations, financial position, or liquidity.
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
Other Obligations
In April and September 2017, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 2020. In the April 2017 procurement event, Ameren Illinois contracted to purchase 4,249,800 megawatthours of energy products for $128 million from June 2017 through May 2020. In the September 2017 procurement event, Ameren Illinois contracted to purchase approximately 1,950,200 megawatthours of energy products for $57 million from October 2017 through May 2020. The results of both procurement events are reflected in the below table. See Note 8 – Related Party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of the April procurement event.
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments for fuel at September 30, 2017. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at September 30, 2017.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)	Methane Gas	Other	Total
Ameren:(d)
2017	$162	$65	$19	$59	$1	$33	$339
2018	453	200	67	170	4	57	951
2019	356	148	27	63	4	39	637
2020	79	94	39	13	5	39	269
2021	27	36	45	2	5	26	141
Thereafter	—	47	58	20	64	123	312
Total	$1,077	$590	$255	$327	$83	$317	$2,649
Ameren Missouri:
2017	$162	$14	$19	$—	$1	$20	$216
2018	453	42	67	—	4	44	610
2019	356	34	27	—	4	25	446
2020	79	26	39	—	5	25	174
2021	27	13	45	—	5	26	116
Thereafter	—	22	58	—	64	100	244
Total	$1,077	$151	$255	$—	$83	$240	$1,806
Ameren Illinois:
2017	$—	$51	$—	$59	$—	$13	$123
2018	—	158	—	170	—	13	341
2019	—	114	—	63	—	14	191
2020	—	68	—	13	—	14	95
2021	—	23	—	2	—	—	25
Thereafter	—	25	—	20	—	—	45
Total	$—	$439	$—	$327	$—	$54	$820

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2032 with various renewable energy suppliers due to the contingent nature of the payment amounts.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
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
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2016, Ameren Missouri’s fossil fuel-fired energy centers represented 18% and 34% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations impacting air emissions from the electric utility industry include the revised NSPS, the CSAPR, the MATS, and the revised National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants such as SO2, particulate matter, NOX, mercury, toxic metals, and acid gases. Water intake and discharges from power plants are regulated under the Clean Water Act. Modifications to water intake structures and more stringent limitations or prohibitions against wastewater discharges at Ameren Missouri’s energy centers could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR Rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers, resulting in significant capital expenditures. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, the closure or alteration of the operation of some of Ameren Missouri’s energy centers, or require further capital investment. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren Missouri's current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $425 million to $525 million in the aggregate from 2017 through 2021 in order to comply with existing environmental regulations. Additional environmental controls beyond 2021 could be required. This estimate of capital expenditures includes expenditures required for the CCR regulations, Clean Water Act rules applicable to cooling water intake structures at existing power plants, and effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. The EPA has proposed to repeal the Clean Power Plan, which would have regulated CO2 emissions from power plants. The above capital expenditure amounts exclude estimated impacts from the Clean Power Plan. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantively revise regulatory obligations, the precise compliance strategies that will be used and their ultimate cost, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and rulemaking activities, including the effluent limitation guidelines and the CCR rule, which could ultimately result in the revision of all or part of such rules.
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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which sets forth CO2 emissions standards applicable to existing power plants. In October 2017, the EPA announced a proposal to repeal the Clean Power Plan and will seek public comment as to the scope of future regulations under the Clean Air Act. The United States Court of Appeals for the District of Columbia Circuit has stayed further action pending the EPA’s administrative review.
We cannot predict the outcome of the EPA’s future rulemaking, the outcome of legal challenges relating to either the repeal of the Clean Power Plan or such future rulemakings, nor the resulting impact on our results of operations, financial position, or liquidity.
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
Additionally, in 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA's 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards.
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
Ash Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri's energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In September 2017, the EPA granted petitions filed on behalf of coal-fired electricity generators in which the EPA agreed to reconsider provisions of the CCR rules. Ameren and Ameren Missouri’s AROs associated with CCR storage facilities reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2024. Ameren Missouri's capital expenditure plan includes the cost of constructing landfills as part of its environmental compliance plan.
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
As of September 30, 2017, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by

2023. The ICC allows Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. Costs are subject to annual review by the ICC. As of September 30, 2017, Ameren Illinois estimated the obligation related to these former MGP sites at $184 million to $255 million. Ameren and Ameren Illinois recorded a liability of $184 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
In 2013, the EPA issued its record of decision for Sauget Area 2, approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved remedies. As of September 30, 2017, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in 2011 against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. In the third quarter of 2017, the court issued an order preliminarily approving a settlement between Ameren Missouri and the plaintiffs, with final resolution of the case expected in the first quarter of 2018. Ameren and Ameren Missouri recorded immaterial liabilities on their respective balance sheets as of September 30, 2017, and December 31, 2016, representing their estimate of the probable loss due as a result of this lawsuit. Ameren and Ameren Missouri believe there is a remote possibility that a liability relating to this lawsuit could be material to Ameren's and Ameren Missouri’s results of operations, financial position, and liquidity.
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
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $3 million and $24 million in October 2017 and September 2016, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.

Decommissioning
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri's customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. An updated cost study and funding analysis was filed with the MoPSC in September 2017 and reflected within the ARO. Ameren Missouri’s filing supported no change in electric service rates for decommissioning costs. There is no deadline by which the MoPSC must issue an order regarding the filing.
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
Supplier of Fuel Assemblies
Ameren Missouri received all necessary fuel assemblies for the fourth quarter 2017 refueling and maintenance outage. The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Westinghouse could petition the bankruptcy court to reject Ameren Missouri’s contracts as part of the restructuring process, and if the bankruptcy court agrees, this could result in Ameren Missouri not having access to the fuel assemblies necessary to refuel the Callaway energy center in future scheduled refueling and maintenance outages. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. However, Ameren and Ameren Missouri could incur material unexpected costs as a result of the Westinghouse bankruptcy, such as the loss of fuel inventory that is stored at Westinghouse’s facility and the cost of replacement power if nuclear fuel assemblies were not available for a future scheduled refueling and maintenance outage. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at September 30, 2017. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2017.

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

(d)
NEIL provides $2.7 billion in property damage, stabilization, decontamination, and premature decommissioning insurance for radiation events and $2.3 billion in property damage insurance for nonradiation events. EMANI provides $490 million in property damage insurance for both radiation and nonradiation events.

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (benefit), prior to capitalization, incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$24	$20	$70	$60	$6	$5	$16	$15
Interest cost	44	46	134	138	12	12	35	36
Expected return on plan assets	(65)	(63)	(196)	(189)	(19)	(18)	(56)	(54)
Amortization of:
Prior service benefit	(1)	—	(1)	—	(2)	(1)	(4)	(3)
Actuarial loss (gain)	14	8	41	24	(2)	(3)	(5)	(8)
Net periodic benefit cost (benefit)	$16	$11	$48	$33	$(5)	$(5)	$(14)	$(14)
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs (benefit) incurred for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Ameren Missouri(a)	$6	$6	$18	$19	$(1)	$(1)	$(3)	$(3)
Ameren Illinois	10	6	30	17	(3)	(3)	(10)	(10)
Other	—	(1)	—	(3)	(1)	(1)	(1)	(1)
Ameren(a)(b)	$16	$11	$48	$33	$(5)	$(5)	$(14)	$(14)

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
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2017 and 2016. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2017
External revenues	$1,104	$405	$111	$105		$(2)	$—	$1,723
Intersegment revenues	11	—	1	14	(a)	—	(26)	—
Net income attributable to Ameren common shareholders	234	31	2	38	(b)	(17)	—	288
Capital expenditures	178	112	71	173		(2)	(7)	525
2016
External revenues	$1,150	$502	$113	$94		$—	$—	$1,859
Intersegment revenues	15	1	1	14	(a)	—	(31)	—
Net income attributable to Ameren common shareholders	241	93	2	39	(b)	(6)	—	369
Capital expenditures	147	123	50	175		1	—	496
Nine Months
2017
External revenues	$2,799	$1,176	$509	$293		$(2)	$—	$4,775
Intersegment revenues	41	3	1	33	(a)	—	(78)	—
Net income attributable to Ameren common shareholders	359	94	40	106	(b)	(16)	—	583
Capital expenditures	533	354	180	463		3	(10)	1,523
2016
External revenues	$2,733	$1,210	$529	$247		$1	$—	$4,720
Intersegment revenues	40	3	1	36	(a)	—	(80)	—
Net income attributable to Ameren common shareholders	347	122	44	98	(b)	10	—	621
Capital expenditures	500	359	130	503		4	—	1,496

(a)	Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Consolidated
2017
External revenues	$405	$112	$58		$—	$575
Intersegment revenues	—	—	14	(a)	(14)	—
Net income available to common shareholder	31	2	22		—	55
Capital expenditures	112	71	93		—	276
2016
External revenues	$503	$114	$59		$—	$676
Intersegment revenues	—	—	14	(a)	(14)	—
Net income available to common shareholder	93	2	24		—	119
Capital expenditures	123	50	68		—	241
Nine Months
2017
External revenues	$1,179	$510	$165		$—	$1,854
Intersegment revenues	—	—	32	(a)	(32)	—
Net income available to common shareholder	94	40	57		—	191
Capital expenditures	354	180	226		—	760
2016
External revenues	$1,213	$530	$152		$—	$1,895
Intersegment revenues	—	—	35	(a)	(35)	—
Net income available to common shareholder	122	44	57		—	223
Capital expenditures	359	130	194		—	683

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

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
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries, Ameren Missouri, Ameren Illinois, and ATXI, are described below. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren evaluates competitive electric transmission investment opportunities outside of MISO as they arise.

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
OVERVIEW
Net income attributable to Ameren common shareholders was $288 million in the three months ended September 30, 2017, compared with $369 million in the year-ago period. Net income attributable to Ameren common shareholders was $583 million in nine months ended September 30, 2017, compared with $621 million in the year-ago period. Net income was unfavorably affected in the three and nine months ended September 30, 2017, compared to the year-ago periods, by milder temperatures in 2017 and decreased Ameren Illinois Electric Distribution earnings due to a change in the method used to recognize interim period revenue related to Ameren Illinois Electric Distribution’s revenue requirement reconciliation in connection with the decoupling provisions of the FEJA. Earnings were also unfavorably affected in the three and nine months ended September 30, 2017, compared to the year-ago periods, by the absence of the recognition in 2016 of a MEEIA 2013 performance incentive award at Ameren Missouri. Net income in the three and nine months ended September 30, 2017, compared to the year-ago periods, was favorably affected by an increase in base rates and lower base level of tracked expense at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order and increased investments in infrastructure at the Ameren Illinois Electric Distribution and Ameren Transmission segments reflecting Ameren’s strategy to allocate incremental capital to those businesses.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. In the first nine months of 2017, Ameren continued to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks, investing $1 billion of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
In March 2017, the MoPSC issued an order approving a unanimous stipulation and agreement in Ameren Missouri’s July 2016 regulatory rate review. The electric rate order resulted in a $92 million increase in Ameren Missouri’s revenue requirement, a $54 million decrease in the base level of net energy costs, and a $26 million reduction in the base level of certain tracked expenses, compared to the amounts in the MoPSC’s April 2015 rate order. The new rates and base level of expenses became effective on April 1, 2017. In September 2017, Ameren Missouri filed its non-binding 20-year integrated resource plan with the MoPSC, which includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs in a cost-effective fashion that maintains system reliability as it targets cleaner and more diverse sources of energy generation. These new renewable energy sources would also support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Ameren Missouri’s plan contemplates adding at least 700 megawatts of wind generation by 2020, as well as 100 megawatts of solar generation over the next 10 years, with 50 megawatts anticipated to come online by 2025. The new wind generation is expected to be located in Missouri and neighboring states. The source, location, and cost of the new wind generation, among other items, remain subject to reaching agreements with developers. Based on current and projected market prices for energy, and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost alternative for customers. The plan also includes expected implementation of continued customer energy efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be impacted by, among other factors: the availability of federal production tax credits related to renewable energy and its ability to use such credits; the cost of wind and solar generation technologies, as well as energy prices; Ameren Missouri’s ability to obtain interconnection agreements with MISO or other RTOs, including the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC for projects located in Missouri, or any other required project approvals. The wind generation identified in Ameren Missouri’s plan could represent incremental investments of approximately $1 billion. In connection with the integrated resource plan filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of its useful life.
Ameren Illinois invested approximately $535 million in electric distribution and natural gas infrastructure projects in the first nine months of 2017. In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. This update reflects an increase to the annual formula rate based on 2016 actual costs and expected net plant additions for 2017, as well as an increase to include the 2016 revenue requirement reconciliation adjustment. The increases in the update filing are more than offset by a decrease for the conclusion of the 2015 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2017. An ICC decision on the revenue requirement to be used for 2018 rates is expected by December 2017.
In the first nine months of 2017, Ameren Transmission invested approximately $460 million in FERC rate-regulated electric transmission projects, including the Illinois Rivers project, the Spoon River project, and Ameren Illinois’ transmission projects to maintain and improve reliability. ATXI’s construction activities for its Illinois Rivers and Spoon River projects are continuing on schedule and are expected to be completed by 2019 and 2018, respectively. Related to its Mark Twain project, in the third quarter of 2017, ATXI finalized an alternative project route and reached agreements with a cooperative electric company in northeast Missouri and Ameren Missouri to locate nearly all of the project on existing transmission line corridors. It also received assents for road crossings from the five affected counties in northeast Missouri. ATXI filed for a certificate of convenience and necessity with the MoPSC and anticipates a decision from the MoPSC in the first half of 2018. ATXI plans to complete the project in December 2019; however, delays in obtaining approval from the MoPSC could delay completion.
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes, due 2050, through a private placement offering. ATXI issued $150 million principal amount of the notes in June 2017 and the remaining $300 million principal amount of the notes in August 2017. ATXI received proceeds of $449 million from the notes which were used by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
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
Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of changes in net energy costs greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net energy costs, as defined in the FAC, include fuel and purchased power costs net of off-system sales. Ameren Missouri accrues net energy costs that exceed the amount set in base rates (FAC under-recovery) as a regulatory asset. Net recovery of these costs through customer rates does not affect Ameren Missouri's electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset. See the definition of margin in the Electric and Natural Gas Margins section below. In addition, Ameren Missouri’s MEEIA customer energy efficiency program costs, throughput disincentive, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional rate proceeding. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to record the difference between the level of incurred costs under GAAP and the level of such costs included in rates as a regulatory asset or regulatory liability, which will be reflected in base rates in a subsequent MoPSC rate order.
Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers. The FEJA also provides Ameren Illinois electric distribution with cost recovery of renewable energy credit compliance, zero-emission credits, and energy efficiency investments as well as a return on those investments. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois' electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois employs other cost recovery mechanisms for customer energy efficiency program costs and certain environmental costs as well as bad debt expense and costs of certain asbestos-related claims not recovered in base rates. Ameren Illinois’ natural gas business also has the QIP rider to recover the costs of qualifying infrastructure plant investments placed in service between rate cases and earn a return those investments.
Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity under a formula ratemaking process effective through 2022. These recoverable electric distribution costs include other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes. These recoverable costs do not include those costs recovered through separate cost recovery mechanisms. A portion of the electric distribution costs included in those income statement line items are not recoverable. If a given year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If a given year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years.
Ameren Illinois’ electric distribution service revenue requirement is based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity is equal to the average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity for its electric distribution business is directly correlated to yields on United States Treasury bonds. Beginning in 2017, the FEJA also provides that Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes.
The provisions of FERC's electric transmission formula rate framework provide for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed return on equity. These recoverable transmission costs are included in other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, interest charges, and income taxes. A portion of the transmission costs included in those income statement line items are not recoverable. Ameren Illinois and ATXI use a company-specific, forward-looking rate formula framework in setting their transmission rates. These rates are updated each January with forecasted information. If a given year's revenue requirement is greater than the revenue requirement reflected in that year's customer rates, an increase to electric operating revenues with an offset to a regulatory asset is recorded to reflect the expected recovery of those additional amounts from customers within two years. If a given year's revenue requirement is less than the revenue requirement reflected in that year's customer rates, a reduction to electric operating revenues with an offset to a regulatory liability is recorded to reflect the expected refund to customers within two years. The total return on equity currently allowed for Ameren Illinois’ and ATXI’s electric transmission service businesses is 10.82% and is subject to a FERC complaint case. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
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

Earnings Summary
The following table presents a summary of Ameren's earnings for the three and nine months ended September 30, 2017 and 2016:

	Three Months		Nine Months
	2017	2016	2017	2016
Net income attributable to Ameren common shareholders	$288	$369	$583	$621
Earnings per common share – diluted	1.18	1.52	2.39	2.56
Net income attributable to Ameren common shareholders decreased $81 million, or 34 cents per diluted share, in the three months ended September 30, 2017, compared with the year-ago period. The decrease was principally due to net income decreases of $62 million and $7 million at Ameren Illinois Electric Distribution and Ameren Missouri, respectively, and an increase in net loss of $11 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders decreased $38 million, or 17 cents per diluted share, in the nine months ended September 30, 2017, compared with the year-ago period. The decrease was due to net income decreases of $28 million and $4 million at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Additionally, activity not reported as part of a segment, primarily Ameren (parent), had a $16 million net loss in the first nine months of 2017, compared with net income of $10 million in the same period in 2016. The decrease was partially offset by an increase in net income of $12 million and $8 million at Ameren Missouri and Ameren Transmission, respectively.
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2017, compared to the year-ago periods (except where a specific period is referenced), by:

•	decreased demand primarily at Ameren Missouri due to milder winter and summer temperatures in 2017 (estimated at 8 cents per share and 16 cents per share, respectively);

•
a change in the method used to recognize Ameren Illinois Electric Distribution’s interim period revenue in connection with the decoupling provisions of the FEJA as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (24 cents per share and 12 cents per share, respectively);

•
an increase in income tax expense due to an increase in the Illinois corporate income tax rate recorded at Ameren (parent) as discussed in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report (6 cents per share for both periods);

•	the absence in 2017 of the MEEIA 2013 performance incentive at Ameren Missouri recognized in the third quarter of 2016 (5 cents per share for both periods);

•
increased depreciation and amortization expenses, primarily at Ameren Missouri, resulting from additional electric property, plant, and equipment (2 cents per share and 5 cents per share, respectively);

•
an increase in the effective tax rate, excluding the effect of the increase in the Illinois corporate income tax rate discussed above, primarily due to a decrease in the income tax benefit recorded at Ameren (parent) related to share-based compensation (4 cents per share for the nine months ended September 30, 2017);

•
the absence of increased Ameren Missouri electric margins in 2016 resulting from the suspension of operations at the New Madrid Smelter in the first quarter of 2016 and the elimination of recovery under the FAC tariff effective April 1, 2017, which had allowed Ameren Missouri to retain a portion of the revenues from off-system sales it made as a result of reduced sales to the New Madrid Smelter as discussed in the Electric and Natural Gas Margins section below (1 cent per share and 2 cents per share, respectively); and

•
increased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri, primarily due to increased repairs and compliance expenditures (2 cents per share for the nine months ended September 30, 2017).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2017, compared to the year-ago periods (except where a specific period is referenced), by:

•
an increase in base rates and lower base level of expenses at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (15 cents per share and 26 cents per share, respectively);

•
the absence in 2017 of costs associated with the Callaway energy center’s scheduled refueling and maintenance outage in the second quarter of 2016, partially offset by costs incurred to prepare for the scheduled outage that began in October 2017 (7 cents per share for the nine months ended September 30, 2017);

•
increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base partially offset by a lower recognized return on equity (1 cent per share and 5 cents per share, respectively); and

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment as well as a higher recognized return on equity (2 cents per share and 4 cents per share, respectively).

The cents per share information presented is based on the average diluted shares outstanding in the three and nine months ended September 30, 2016. Amounts have been presented net of income taxes using Ameren’s 2016 statutory tax rate of 39%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2017 and 2016:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2017:
Electric margins	$857	$267	$—	$119	$(10)	$1,233
Natural gas margins	13	—	91	—	—	104
Other operations and maintenance	(224)	(118)	(52)	(16)	8	(402)
Depreciation and amortization	(134)	(60)	(15)	(15)	(1)	(225)
Taxes other than income taxes	(95)	(20)	(12)	(1)	(1)	(129)
Other income (expense)	11	1	—	—	(1)	11
Interest charges	(50)	(19)	(8)	(18)	(2)	(97)
Income taxes	(143)	(20)	(2)	(31)	(9)	(205)
Net income (loss)	235	31	2	38	(16)	290
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)	(2)
Net income (loss) attributable to Ameren common shareholders	$234	$31	$2	$38	$(17)	$288
Three Months 2016:
Electric margins	$862	$379	$—	$108	$(7)	$1,342
Natural gas margins	14	—	86	—	—	100
Other revenues	1	—	—	—	(1)	—
Other operations and maintenance	(220)	(132)	(52)	(17)	10	(411)
Depreciation and amortization	(130)	(57)	(13)	(10)	(1)	(211)
Taxes other than income taxes	(96)	(20)	(10)	(1)	(2)	(129)
Other income (expense)	12	2	(1)	—	(3)	10
Interest charges	(53)	(17)	(8)	(17)	(2)	(97)
Income (taxes) benefit	(148)	(62)	—	(24)	1	(233)
Net income (loss)	242	93	2	39	(5)	371
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)	(2)
Net income (loss) attributable to Ameren common shareholders	$241	$93	$2	$39	$(6)	$369
Nine Months 2017:
Electric margins	$1,962	$834	$—	$326	$(24)	$3,098
Natural gas margins	54	—	343	—	(1)	396
Other revenues	—	1	—	—	(1)	—
Other operations and maintenance	(655)	(391)	(159)	(47)	23	(1,229)
Depreciation and amortization	(399)	(178)	(44)	(44)	(3)	(668)
Taxes other than income taxes	(255)	(56)	(43)	(4)	(6)	(364)
Other income (expense)	30	1	(2)	—	(3)	26
Interest charges	(157)	(55)	(27)	(49)	(7)	(295)
Income (taxes) benefit	(218)	(61)	(27)	(76)	6	(376)
Net income (loss)	362	95	41	106	(16)	588
Noncontrolling interests – preferred dividends	(3)	(1)	(1)	—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$359	$94	$40	$106	$(16)	$583
Nine Months 2016:
Electric margins	$1,939	$874	$—	$283	$(20)	$3,076
Natural gas margins	57	—	336	—	(1)	392
Other revenues	1	—	—	—	(1)	—
Other operations and maintenance	(670)	(399)	(153)	(47)	23	(1,246)
Depreciation and amortization	(384)	(169)	(40)	(30)	(5)	(628)
Taxes other than income taxes	(252)	(54)	(42)	(3)	(7)	(358)
Other income (expense)	32	5	(2)	1	(3)	33
Interest charges	(158)	(54)	(26)	(43)	(6)	(287)
Income (taxes) benefit	(215)	(80)	(28)	(63)	30	(356)
Net income	350	123	45	98	10	626
Noncontrolling interests – preferred dividends	(3)	(1)	(1)	—	—	(5)
Net income attributable to Ameren common shareholders	$347	$122	$44	$98	$10	$621

Below is Ameren Illinois' table of income statement components by segment for the three and nine months ended September 30, 2017 and 2016:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2017:
Electric and natural gas margins	$267	$91	$72	$430
Other operations and maintenance	(118)	(52)	(13)	(183)
Depreciation and amortization	(60)	(15)	(11)	(86)
Taxes other than income taxes	(20)	(12)	(1)	(33)
Other income	1	—	—	1
Interest charges	(19)	(8)	(9)	(36)
Income taxes	(20)	(2)	(16)	(38)
Net income	31	2	22	55
Preferred stock dividends	—	—	—	—
Net income attributable to common shareholder	$31	$2	$22	$55
Three Months 2016:
Electric and natural gas margins	$379	$86	$73	$538
Other operations and maintenance	(132)	(52)	(14)	(198)
Depreciation and amortization	(57)	(13)	(10)	(80)
Taxes other than income taxes	(20)	(10)	—	(30)
Other income (expense)	2	(1)	—	1
Interest charges	(17)	(8)	(10)	(35)
Income taxes	(62)	—	(15)	(77)
Net income	93	2	24	119
Preferred stock dividends	—	—	—	—
Net income attributable to common shareholder	$93	$2	$24	$119
Nine Months 2017:
Electric and natural gas margins	$834	$343	$197	$1,374
Other revenues	1	—	—	1
Other operations and maintenance	(391)	(159)	(40)	(590)
Depreciation and amortization	(178)	(44)	(32)	(254)
Taxes other than income taxes	(56)	(43)	(2)	(101)
Other income (expense)	1	(2)	—	(1)
Interest charges	(55)	(27)	(27)	(109)
Income taxes	(61)	(27)	(39)	(127)
Net income	95	41	57	193
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$94	$40	$57	$191
Nine Months 2016:
Electric and natural gas margins	$874	$336	$187	$1,397
Other operations and maintenance	(399)	(153)	(40)	(592)
Depreciation and amortization	(169)	(40)	(28)	(237)
Taxes other than income taxes	(54)	(42)	(2)	(98)
Other income (expense)	5	(2)	1	4
Interest charges	(54)	(26)	(25)	(105)
Income taxes	(80)	(28)	(36)	(144)
Net income	123	45	57	225
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$122	$44	$57	$223

Electric and Natural Gas Margins
The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2017, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas		Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(33)	$(9)	$—		$—	$—	$(42)
Base rates (estimate)(c)	29	10	—		11	—	50
FEJA impact on IEIMA – timing of revenue recognition	—	(94)	—		—	—	(94)
Recovery of power restoration efforts provided to other utilities	5	1	—		—	—	6
Sales volume (excluding the effect of weather and the New Madrid Smelter)	8	—	—		—	—	8
New Madrid Smelter revenues	(1)	—	—		—	—	(1)
MEEIA 2013 performance incentive	(19)	—	—		—	—	(19)
Off-system sales	(38)	—	—		—	—	(38)
Transmission services revenues	2	—	—		—	—	2
Other	(8)	(4)	—		—	2	(10)
Cost recovery mechanisms – offset in fuel and purchased power:(d)
Power supply costs	—	(7)	—		—	—	(7)
Renewable energy adjustment	—	4	—		—	—	4
Zero-emission credits	—	21	—		—	—	21
Recovery of FAC under-recovery	3	—	—		—	—	3
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	(20)	—		—	—	(20)
MEEIA program costs	6	—	—		—	—	6
Total electric revenue change	$(46)	$(98)	$—		$11	$2	$(131)
Fuel and purchased power change:
Energy costs (excluding the effect of weather and the New Madrid Smelter)	$37	$—	$—		$—	$—	$37
New Madrid Smelter energy costs	(6)	—	—		—	—	(6)
Effect of weather (estimate)(b)	7	2	—		—	—	9
Effect of lower net energy costs included in base rates	20	—	—		—	—	20
Transmission services charges	(5)	—	—		—	—	(5)
Other	(9)	2	—		—	(5)	(12)
Cost recovery mechanisms – offset in electric revenue:(d)
Power supply costs	—	7	—		—	—	7
Renewable energy adjustment	—	(4)	—		—	—	(4)
Zero-emission credits	—	(21)	—		—	—	(21)
Recovery of FAC under-recovery	(3)	—	—		—	—	(3)
Total fuel and purchased power change	$41	$(14)	$—		$—	$(5)	$22
Net change in electric margins	$(5)	$(112)	$—		$11	$(3)	$(109)
Natural gas revenue change:
QIP rider	—	—	3		—	—	3
Other	—	—	(1)		—	—	(1)
Purchased natural gas costs – offset in natural gas purchased for resale(d)	(2)	—	(7)		—	—	(9)
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	—	2		—	—	2
Gross receipts tax	(1)	—	1	—	—	—	—
Total natural gas revenue change	$(3)	$—	$(2)		$—	$—	$(5)
Natural gas purchased for resale change:
Purchased natural gas costs – offset in natural gas revenue(d)	2	—	7		—	—	9
Total natural gas purchased for resale change	$2	$—	$7		$—	$—	$9
Net change in natural gas margins	$(1)	$—	$5		$—	$—	$4

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(72)	$(7)	$—	$—	$—	$(79)
Base rates (estimate)(c)	53	31	—	43	—	127
FEJA impact on IEIMA – timing of revenue recognition	—	(47)	—	—	—	(47)
Recovery of power restoration efforts provided to other utilities	5	1	—	—	—	6
Sales volume (excluding the effect of weather and the New Madrid Smelter)	(4)	—	—	—	—	(4)
New Madrid Smelter revenues	(9)	—	—	—	—	(9)
MEEIA 2013 performance incentive	(19)	—	—	—	—	(19)
Off-system sales	94	—	—	—	—	94
Transmission services revenues	3	—	—	—	—	3
Other	8	(4)	—	—	(1)	3
Cost recovery mechanisms – offset in fuel and purchased power:(d)
Power supply costs	—	(18)	—	—	—	(18)
Renewable energy adjustment	—	4	—	—	—	4
Zero-emission credits	—	21	—	—	—	21
Transmission services recovery mechanism	—	1	—	—	—	1
Recovery of FAC under-recovery	(7)	—	—	—	—	(7)
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	(17)	—	—	—	(17)
Gross receipts tax	1	—	—	—	—	1
MEEIA program costs	22	—	—	—	—	22
Total electric revenue change	$75	$(35)	$—	$43	$(1)	$82
Fuel and purchased power change:
Energy costs (excluding the effect of weather and the New Madrid Smelter)	$(91)	$—	$—	$—	$—	$(91)
New Madrid Smelter energy costs	1	—	—	—	—	1
Effect of weather (estimate)(b)	16	—	—	—	—	16
Effect of lower net energy costs included in base rates	32	—	—	—	—	32
Transmission service charges	(7)	—	—	—	—	(7)
Other	(10)	3	—	—	(3)	(10)
Cost recovery mechanisms – offset in electric revenue:(d)
Power supply costs	—	18	—	—	—	18
Renewable energy adjustment	—	(4)	—	—	—	(4)
Zero-emission credits	—	(21)	—	—	—	(21)
Transmission services recovery mechanism	—	(1)	—	—	—	(1)
Recovery of FAC under-recovery	7	—	—	—	—	7
Total fuel and purchased power change	$(52)	$(5)	$—	$—	$(3)	$(60)
Net change in electric margins	$23	$(40)	$—	$43	$(4)	$22
Natural gas revenue change:
Effect of weather (estimate)(b)	$(6)	$—	$—	$—	$—	$(6)
QIP rider	—	—	6	—	—	6
Other	(1)	—	(2)	—	—	(3)
Purchased natural gas costs – offset in natural gas purchased for resale(d)	1	—	(27)	—	—	(26)
Other cost recovery mechanisms:(e)
Bad debt, energy efficiency programs, and remediation cost riders	—	—	3	—	—	3
Gross receipts tax	(1)	—	—	—	—	(1)
Total natural gas revenue change	$(7)	$—	$(20)	$—	$—	$(27)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$5	$—	$—	$—	$—	$5
Purchased natural gas costs – offset in natural gas revenue(d)	(1)	—	27	—	—	26
Total natural gas purchased for resale change	$4	$—	$27	$—	$—	$31
Net change in natural gas margins	$(3)	$—	$7	$—	$—	$4

(a)	Includes a decrease in transmission margins of $1 million and an increase of $10 million for the three- and nine-month periods, respectively, at Ameren Illinois.

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

Ameren
Ameren's electric margins decreased $109 million, or 8%, for the three months ended September 30, 2017, compared with the year-ago period, primarily because of decreased margins at Ameren Illinois Electric Distribution. Ameren’s electric margins increased $22 million, or 1%, for the nine months ended September 30, 2017, compared with the year-ago period, primarily because of increased margins at Ameren Transmission and Ameren Missouri, partially offset by decreased margins at Ameren Illinois Electric Distribution.
Ameren's natural gas margins increased $4 million, or 4%, and $4 million, or 1%, for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Illinois Natural Gas, partially offset by decreased margins at Ameren Missouri.
Ameren Transmission
Ameren Transmission's margins increased $11 million, or 10%, and $43 million, or 15%, for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 22% increase in rate base used to calculate the revenue requirement at September 30, 2017, compared to September 30, 2016, as well as higher recoverable costs for the three and nine months ended September 30, 2017, compared with the year-ago periods, under forward-looking formula ratemaking. Margins were unfavorably affected for the three and nine months ended September 30, 2017, compared with the year-ago periods, by the absence of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part 1, Item 1 of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.
Ameren Missouri
Ameren Missouri's electric margins decreased $5 million, or 1%, for the three months ended September 30, 2017, compared with the year-ago period. Ameren Missouri’s electric margins increased $23 million, or 1%, for the nine months ended September 30, 2017, compared with the year-ago period. Ameren Missouri’s natural gas margins were comparable for the three months ended September 30, 2017, compared with the year-ago period. Ameren Missouri’s natural gas margins decreased $3 million, or 5%, for the nine months ended September 30, 2017, compared with the year-ago period.
The following items had a favorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2017, compared with the year-ago periods (except where a specific period is referenced):

•
Higher electric base rates, effective April 1, 2017, as a result of the March 2017 electric rate order, increased margins by an estimated $49 million and $85 million, respectively. The change in electric base rates is the sum of the change in base rates (estimate) (+$29 million and +$53 million, respectively) and the effect of lower net energy costs included in base rates (+$20 million and +$32 million, respectively) in the Electric and Natural Gas Margins table above.

•
Excluding the estimated effect of weather, residential sales volumes increased by less than 1% for the three months ended September 30, 2017, compared with the year-ago period, which increased margins by $8 million, as a result of customer growth.

•
The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts primarily caused by hurricane damage, which increased revenues by $5 million for both periods and was fully offset by a related increase in operations and maintenance costs, with no overall impact on net income.

•	Increased transmission services revenues due to additional rate base investment, which increased margins by $2 million and $3 million, respectively.
The following items had an unfavorable effect on Ameren Missouri's electric margins for the three and nine months ended September 30, 2017, compared with the year-ago periods (except where a specific period is referenced):

•
Summer temperatures were milder as cooling degree days decreased 11% and 8% for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, and winter temperatures were milder as heating degree days decreased 15% for the nine months ended September 30, 2017, compared with the year-ago period. The effect of weather decreased margins by an estimated $26 million and $56 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate)

on electric revenues (-$33 million and -$72 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$7 million and +$16 million, respectively) in the Electric and Natural Gas Margins table above.

•	The absence in 2017 of the MEEIA 2013 performance incentive, which increased margins by $19 million for the three and nine months ended September 30, 2016.

•
Suspension of operations at the New Madrid Smelter in the first quarter of 2016 and the elimination of recovery under the FAC tariff effective April 1, 2017, which had allowed Ameren Missouri to retain a portion of the revenues from off-system sales it made as a result of reduced sales to the New Madrid Smelter, which decreased margins by $7 million and $8 million, respectively. As of April 1, 2017, higher electric base rates offset the absence of these revenues recovered under the FAC tariff. The decrease in margins due to the suspension of operations and elimination of the provision in the FAC tariff is the sum of New Madrid Smelter revenues (-$1 million and -$9 million, respectively) and New Madrid Smelter energy costs (-$6 million and +$1 million, respectively).

•
Increased transmission services charges resulting from additional MISO-approved electric transmission investments made by other entities and shared by all MISO participants, which decreased margins by $5 million and $7 million, respectively.

•
Excluding the estimated effect of weather and reduced sales to the New Madrid Smelter, total retail sales volumes decreased by less than 1% for the nine months ended September 30, 2017, compared with the year-ago period, which decreased margins by $4 million due to the absence of the leap year benefit experienced in 2016 and the effects of the MEEIA programs, partially offset by growth. The throughput disincentive recovery, as part of MEEIA 2016, ensures that electric margins are not affected by reduced sales volumes as a result of MEEIA programs. Lower sales volumes led to a decrease in net energy costs of $3 million for nine months ended September 30, 2017, compared with the year-ago period. The change in net energy costs is the sum of the change in off-system sales (+$94 million for the nine months ended September 30, 2017) and the change in energy costs (excluding the effect of weather and the New Madrid Smelter) (-$91 million for the nine months ended September 30, 2017) in the Electric and Natural Gas Margins table above.

Ameren Illinois
Ameren Illinois' electric margins decreased by $113 million, or 25%, and $30 million, or 3%, for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, driven by a decrease in Ameren Illinois Electric Distribution ($112 million and $40 million, respectively). Ameren Illinois Natural Gas’ margins increased by $5 million, or 6%, and $7 million, or 2%, for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, primarily due to increased rate base in 2017 under the QIP rider, which increased margins by $3 million and $6 million, respectively.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $112 million, or 30%, and $40 million or 5%, for the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods. The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2017, compared with the year-ago periods:

•
A change in the method used to recognize interim period revenue, in connection with the decoupling provisions of the FEJA, which decreased margins by $94 million and $47 million, respectively. This change will not impact annual earnings. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information on FEJA and IEIMA.

•
The absence of the impact of warmer-than-normal summer temperatures experienced in the third quarter of 2016 and the decoupling of revenues in 2017, which decreased margins by $7 million for both periods. The change in margins due to weather is the sum of the effect of weather (estimate) on revenues (-$9 million and -$7 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$2 million and flat, respectively) in the Electric and Natural Gas Margins table above.

Ameren Illinois Electric Distribution’s base rates were favorably affected by increased recoverable expenses and rate base, as well as a higher 30-year United States Treasury bond yield under formula ratemaking, which collectively increased margins by $10 million and $31 million, respectively.
Ameren Illinois Transmission
Ameren Illinois Transmission's margins decreased $1 million, or 1%, for the three months ended September 30, 2017, compared to the year-ago period. Ameren Illinois Transmission’s margins increased $10 million, or 5%, for the nine months ended September 30, 2017, compared with the year-ago period. Margins were unfavorably affected for the three and nine months ended September 30, 2017, compared with the year-ago periods, by the absence of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 complaint case. Margins were favorably affected by increased capital investment, as evidenced by a 15% increase in rate base used to calculate the revenue requirement at September 30, 2017, compared to September 30, 2016, as well as higher recoverable costs for the three and nine months ended September 30, 2017, compared with the year-ago periods, under forward-looking formula ratemaking.

Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $9 million and $17 million lower in the three and nine months ended September 30, 2017, respectively, as compared with the year-ago periods, as discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable in the three and nine months ended September 30, 2017, with the year-ago periods.
Ameren Missouri
Other operations and maintenance expenses were $4 million higher and $15 million lower in the three and nine months ended September 30, 2017, respectively, as compared with the year-ago periods. The following items decreased other operations and maintenance expenses for the three and nine months ended September 30, 2017, compared with the year-ago periods (except where a specific period is referenced):

•
Refueling and maintenance outage costs at the Callaway energy center were lower by $27 million in the nine-month period, as the current year refueling and maintenance outage began in October 2017, while the 2016 refueling and maintenance outage was completed in the second quarter.

•	Pension and benefit costs decreased by $5 million and $10 million, respectively, primarily as a result of the March 2017 MoPSC electric rate order.

•	Solar rebate amortization costs decreased by $3 million and $6 million, respectively, primarily as a result of the March 2017 MoPSC electric rate order.

•	Estimated litigation costs decreased by $3 million and $5 million, respectively.
The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2017, compared with the year-ago periods:

•
MEEIA customer energy efficiency program costs increased by $6 million and $22 million, respectively. Electric revenues related to MEEIA program costs increased by a corresponding amount, with no overall effect on net income.

•
Ameren Missouri incurred $5 million of labor and benefit costs in both periods for crews assisting other utilities with power restoration, primarily caused by hurricane damage. These costs are being recovered from the other utilities, with no overall effect on net income.

•
Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, increased by $5 million in both periods, primarily because of higher coal handling charges.

Ameren Illinois
Other operations and maintenance expenses were $15 million lower in the three months ended September 30, 2017, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable in the nine months ended September 30, 2017, with the year-ago period. Other operations and maintenance expenses were comparable in the three and nine months ended September 30, 2017, with the year-ago periods, at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $14 million and $8 million in the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, primarily because of decreased customer energy efficiency and environmental remediation costs, which are included in cost recovery mechanisms resulting in decreased electric revenues, with no overall effect on net income. These decreases were partially offset by an increase in storm-related repair costs, as well as increased wages and staffing additions.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable in the three months ended September 30, 2017, with the year-ago period. Other operations and maintenance expenses increased $6 million in the nine months ended September 30, 2017, compared with the year-ago period, primarily because of increased bad debt, customer energy efficiency, and environmental remediation costs, which are included in cost recovery mechanisms resulting in increased natural gas revenues, with no overall effect on net income. In addition, higher gas pipeline compliance costs contributed to the increase.

Depreciation and Amortization
Depreciation and amortization expenses increased $14 million and $40 million at Ameren, $4 million and $15 million at Ameren Missouri, and $6 million and $17 million at Ameren Illinois in the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods, primarily because of additional property, plant, and equipment across their respective segments.
Taxes Other Than Income Taxes
Taxes other than income taxes were comparable at each of the Ameren Companies and their respective segments in the three months ended September 30, 2017, with the year-ago period. Taxes other than income taxes increased $6 million at Ameren in the nine months ended September 30, 2017, compared with the year-ago period, primarily because of higher property taxes at Ameren Missouri and at each Ameren Illinois segment.
Other Income and Expenses
Ameren
Other income, net of expenses, was comparable in the three months ended September 30, 2017, with the year-ago period. Other income, net of expenses, decreased $7 million in the nine months ended September 30, 2017, compared with the year-ago period, as discussed below. See Note 5 – Other Income and Expenses under Part I, Item 1, of this report for additional information.
Ameren Transmission
Other income, net of expenses, was comparable in the three and nine months ended September 30, 2017, with the year-ago periods.
Ameren Missouri
Other income, net of expenses, was comparable in the three and nine months ended September 30, 2017, with the year-ago periods.
Ameren Illinois
Other income, net of expenses, was comparable in the three months ended September 30, 2017, with the year-ago period, for Ameren Illinois and each of its segments. Other income, net of expenses, decreased $5 million in the nine months ended September 30, 2017, compared with the year-ago period, primarily because of lower interest income associated with the IEIMA revenue requirement reconciliation at Ameren Illinois Electric Distribution. Other income, net of expenses, was comparable in the nine months ended September 30, 2017, with the year-ago period, for the remaining Ameren Illinois segments.
Interest Charges
Ameren
Interest charges were comparable in the three months ended September 30, 2017, with the year-ago period. Interest charges increased $8 million in the nine months ended September 30, 2017, compared with the year-ago period, as discussed below.
Ameren Transmission
Interest charges were comparable in the three months ended September 30, 2017, with the year-ago period. Interest charges increased $6 million in the nine months ended September 30, 2017, compared with the year-ago period, primarily because of an increase in average outstanding debt at Ameren Illinois and ATXI.
Ameren Missouri
Interest charges were comparable in the three and nine months ended September 30, 2017, with the year-ago periods.
Ameren Illinois
Interest charges were comparable in the three months ended September 30, 2017, with the year-ago period, for Ameren Illinois and each of its segments. Interest charges increased $4 million in the nine months ended September 30, 2017, compared with the year-ago period, primarily because of an increase in average outstanding debt at Ameren Illinois.

Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2017 and 2016:

	Three Months(a)		Nine Months(a)
	2017	2016	2017	2016
Ameren	41%	39%	39%	36%
Ameren Missouri	38%	38%	38%	38%
Ameren Illinois	40%	39%	40%	39%
Ameren Illinois Electric Distribution	38%	40%	39%	39%
Ameren Illinois Natural Gas	51%	20%	40%	39%
Ameren Illinois Transmission	42%	38%	40%	38%
Ameren Transmission	44%	38%	41%	39%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2017 and 2016.
Ameren
The effective income tax rate was higher in the three and nine months ended September 30, 2017, compared with the year-ago periods, because of an increase in the Illinois statutory income tax rate, which became effective on July 1, 2017. Additionally, the effective income tax rate was higher in the nine-month period because of a decrease in the recognition of income tax benefits associated with share-based compensation.
Ameren Transmission
The effective income tax rate was higher in the three and nine months ended September 30, 2017, compared with the year-ago periods, primarily because of the decreased effect of income tax benefits from certain depreciation differences on property-related items, along with the increase in the Illinois statutory income tax rate.
Ameren Missouri
The effective income tax rate was comparable in the three and nine months ended September 30, 2017, with the year-ago periods.
Ameren Illinois
The effective income tax rate was comparable in the three and nine months ended September 30, 2017, with the year-ago periods at Ameren Illinois, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, except as discussed below.
Ameren Illinois Electric Distribution
The effective income tax rate was lower in the three months ended September 30, 2017, compared with the year-ago period, primarily because of the increased effect of income tax benefits on lower pretax income in the current year from certain depreciation differences on property-related items, partially offset by the increase in the Illinois statutory income tax rate.
Ameren Illinois Natural Gas
The effective income tax rate was higher in the three months ended September 30, 2017, compared with the year-ago period, primarily because of the decreased effect of income tax benefits on higher pretax income in the current year from certain depreciation differences on property-related items, as well as the increase in the Illinois statutory income tax rate. Due to the small amount of pretax income in the third quarter of each year, the effective income tax rates in both periods can vary significantly.
Ameren Illinois Transmission
The effective income tax rate was higher in the three months ended September 30, 2017, compared with the year-ago period, primarily because of a decrease in the income tax benefits from certain depreciation differences on property-related items, along with the increase in the Illinois statutory income tax rate.
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
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2017, for the Ameren Companies. The working capital deficit as of September 30, 2017, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.7 billion of liquidity at September 30, 2017.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2017	2016	Variance	2017	2016	Variance	2017	2016	Variance
Ameren(a)	$1,643	$1,559	$84	$(1,585)	$(1,551)	$(34)	$(58)	$(282)	$224
Ameren Missouri	819	888	(69)	(455)	(724)	269	(364)	(362)	(2)
Ameren Illinois	628	627	1	(754)	(679)	(75)	126	(16)	142

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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
Ameren
Ameren’s cash from operating activities increased $84 million in the first nine months of 2017, compared with the year-ago period. The following items contributed to the increase:

•	A $160 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $26 million decrease in payments for scheduled nuclear refueling and maintenance outages at Ameren Missouri’s Callaway energy center, as the current year refueling and maintenance outage began in October 2017, while the 2016 refueling and maintenance outage was completed in the second quarter.

•	A $23 million increase in cash collected from Ameren Illinois’ alternative retail electric supplier customers for renewable energy credit compliance pursuant to the FEJA.

•	A $21 million increase in cash collected from Ameren Illinois customers related to zero-emission credits pursuant to the FEJA.

•	A $12 million increase in net energy costs collected from Ameren Missouri customers under the FAC.

•	An increase of $12 million in income tax refunds primarily as a result of higher tax credit sales and the receipt of a 2010 Illinois income tax refund.

The following items partially offset the increase in Ameren's cash from operating activities between periods:

•	The absence of a $42 million insurance receipt at Ameren Missouri related to the Taum Sauk breach received in 2016.

•	A $35 million increase in expenditures for customer energy efficiency programs at Ameren Illinois compared with amounts collected from customers.

•
A $30 million decrease in cash recoveries associated with Ameren Illinois' IEIMA revenue requirement reconciliation adjustments. The 2015 revenue requirement reconciliation adjustment, which is being recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	Refunds of $21 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.

•	An $18 million increase in purchased power costs collected from Ameren Illinois customers under the PGA.

•	A $13 million increase in payments related to natural gas held in storage caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $69 million in the first nine months of 2017, compared with the year-ago period. The following items contributed to the decrease:

•
An increase in income tax payments of $115 million to Ameren (parent) pursuant to the tax allocation agreement, primarily related to higher taxable income in 2017, due to significantly lower property-related deductions.

•	The absence of a $42 million insurance receipt related to the Taum Sauk breach received in 2016.

The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $62 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $26 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center, as the current year refueling and maintenance outage began in October 2017, while the 2016 refueling and maintenance outage was completed in the second quarter.

•	A $12 million increase in net energy costs collected from customers under the FAC.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $1 million in the first nine months of 2017, compared with the year-ago period. The following items contributed to the increase:

•	An $84 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $23 million increase in cash collected from alternative retail electric supplier customers for renewable energy credit compliance pursuant to the FEJA.

•	A $21 million increase in cash collected from customers related to zero-emission credits pursuant to the FEJA.

•
An increase of $15 million in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, primarily related to a larger taxable loss in 2017, due to higher property-related deductions and use of net operating losses.

The following items substantially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A $35 million increase in expenditures for customer energy efficiency programs compared with amounts collected from customers.

•
A $30 million decrease in cash recoveries associated with IEIMA revenue requirement reconciliation adjustments. The 2015 revenue requirement reconciliation adjustment, which is being recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	An $18 million increase in purchased power costs collected from customers under the PGA.

•	Refunds of $17 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.

•	A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt.

•	A $12 million increase in payments related to natural gas held in storage caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $5 million increase in payments to contractors for additional reliability, maintenance, and IEIMA projects.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $34 million in the first nine months of 2017, compared with the year-ago period. Capital expenditures increased $27 million as a result of activity at Ameren Missouri and Ameren Illinois, discussed below, partially offset by a $72 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the

Illinois Rivers project, partially offset by increased expenditures related to the Spoon River project. Nuclear fuel expenditures increased $11 million as a result of the activity at Ameren Missouri, as discussed below.
Ameren Missouri’s cash used in investing activities decreased $269 million between periods, primarily due to net money pool advances. In 2017, Ameren Missouri received $143 million in returns of net money pool advances, compared to investing $165 million in money pool advances in 2016. The decrease was partially offset by increased capital expenditures of $33 million primarily related to electric distribution system reliability and energy center projects and investments in transmission communication technology, as well as an $11 million increase in nuclear fuel expenditures because of the timing of purchases in the first nine months of 2017, compared with the prior-year period.
Ameren Illinois’ cash used in investing activities increased $75 million between periods largely due to an increase in capital expenditures of $77 million primarily related to electric distribution and transmission system reliability projects, updates to natural gas main infrastructure, substation upgrades and investments in smart grid technology.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash used in financing activities decreased $224 million during the first nine months of 2017, compared to the year-ago period. During the first nine months of 2017, Ameren utilized net proceeds of $737 million from the issuance of long-term indebtedness and net commercial paper issuances to repay at maturity $425 million of higher cost long-term indebtedness and to fund, in part, investing activities. In comparison, during the first nine months of 2016, Ameren used net proceeds of $456 million from the issuance of long-term indebtedness and net commercial paper issuances to repay at maturity $389 million of higher cost long-term indebtedness and to fund, in part, investing activities.
Ameren Missouri’s cash used in financing activities was comparable between periods. During the first nine months of 2017, Ameren Missouri issued $399 million of long-term indebtedness and used the proceeds, along with cash on hand, to repay at maturity $425 million of higher cost long-term indebtedness. In comparison, during the first nine months of 2016, Ameren Missouri issued $149 million of long-term indebtedness and used the proceeds, along with cash on hand, to repay at maturity $260 million of higher cost long-term indebtedness. In addition, during the first nine months of 2017, Ameren Missouri paid $332 million in common stock dividends compared with $285 million in dividend payments and the receipt of a $38 million capital contribution in the year-ago period.
Ameren Illinois’ financing activities provided cash of $126 million during the first nine months of 2017, compared with $16 million of cash used in financing activities during the year-ago period. During the first nine months of 2017, Ameren Illinois used proceeds from net commercial paper issuances of $118 million to fund, in part, investing activities. In comparison, during the first nine months of 2016, Ameren Illinois used proceeds from net commercial paper issuances to repay at maturity $129 million of higher cost long-term indebtedness. Ameren Illinois did not pay common stock dividends during the nine months ended September 30, 2017, compared to dividend payments of $95 million during the same period in 2016. Additionally, money pool borrowings decreased $43 million, compared with the year-ago period.
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

The following table presents Ameren’s consolidated liquidity as of September 30, 2017:

Ameren and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	162
Missouri Credit Agreement – credit available	838
Ameren and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	115
Less: Ameren Illinois commercial paper outstanding	169
Less: Letters of credit	1
Illinois Credit Agreement – credit available	815
Total Credit Available	$1,653
Cash and cash equivalents	9
Total Liquidity	$1,662
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

Long-term Debt and Equity
The following table presents the issuances (net of any issuance discounts), maturities, and redemptions of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the nine months ended September 30, 2017 and 2016. The Ameren Companies did not issue any common stock during the first nine months of 2017 or 2016. In March 2016, Ameren Missouri received cash capital contributions of $38 million from Ameren (parent).

	Month Issued, Redeemed, or Matured	2017	2016
Issuances of Long-term Debt
Ameren Missouri:
2.95% Senior secured notes due 2027	June	$399	$—
3.65% Senior secured notes due 2045	June	—	149
ATXI:
3.43% Senior notes due 2050	June	$150	$—
3.43% Senior notes due 2050	August	$300	$—
Total Ameren long-term debt issuances		$849	$149
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.40% Senior secured notes due 2017	June	$425	$—
5.40% Senior secured notes due 2016	February	—	260
Ameren Illinois:
6.20% Senior secured notes due 2016	June	—	54
6.25% Senior secured notes due 2016	June	—	75
Total Ameren long-term debt redemptions and maturities		$425	$389
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
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes, due 2050, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and the remaining $300 million principal amount of the notes in August 2017. ATXI received proceeds of $449 million from the notes, which were used by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
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
At September 30, 2017, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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

Dividends
The amount and timing of Ameren’s common stock dividends are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On October 13, 2017, Ameren’s board of directors declared a quarterly common stock dividend of 45.75 cents per share payable on December 29, 2017, to shareholders of record on December 13, 2017, resulting in an annualized equivalent dividend rate of $1.83 per share. The previous annualized equivalent dividend rate, based on the common stock dividend declared and paid in the third quarter of 2017, was $1.76 per share.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2017, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the nine months ended September 30, 2017 and 2016:

	Nine Months
	2017	2016
Ameren Missouri	$332	$285
Ameren Illinois	—	95
Ameren	320	309
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At September 30, 2017, total obligations related to minimum purchase commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $2,649 million, $1,806 million, and $820 million, respectively.
Off-Balance-Sheet Arrangements
At September 30, 2017, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren parent guarantee arrangements on behalf of its subsidiaries.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at Ameren, Ameren Missouri, and Ameren Illinois at September 30, 2017. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at September 30, 2017, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $89 million, $48 million, and $41 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2017, if market prices were 15% higher or lower than September 30, 2017 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We seek to improve our regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks, while also advocating for responsible energy policies. We seek to align our overall spending, both operating and capital, with economic conditions and with regulatory frameworks established by our regulators and to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned returns on equity and allocating capital resources to our business opportunities that we expect to offer the most attractive risk-adjusted return potential.
As a part of Ameren's strategic plan, we pursue projects to meet our customer energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories, as well as evaluate competitive electric transmission investment opportunities outside of these territories, including investments outside of MISO as they arise. Additionally, Ameren Missouri will make investments over time that will enable it to transition to a more diverse energy generation portfolio.
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2017 and beyond.

Operations

•
Ameren continues to invest in FERC-regulated electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across the state of Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by 2019. The Spoon River project, located in northwest Illinois, and the Mark Twain project, located in northeast Missouri and connecting the Illinois Rivers project to Iowa, are the other two MISO-approved projects to be constructed by ATXI. Construction activities for the Spoon River project are continuing on schedule, and the project is expected to be completed in 2018. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the Mark Twain project and its approval process and the Illinois Rivers project. The total investment in all three projects is expected to be more than $540 million from 2017 through 2019. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2017 through 2021 to replace aging infrastructure and improve reliability.

•
Both Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on the preliminary rate calculations that will become effective on January 1, 2018, and the currently allowed 10.82% return on common equity, the 2018 revenue requirement that is expected to be collected in rates for Ameren Illinois’ electric transmission business is $297 million. The 2018 rates reflect a $38 million increase over the 2017 revenue requirement, primarily due to rate base growth. These rates reflect a capital structure comprised of 51.6% common equity and a projected average rate base of $1.6 billion. Based on the preliminary rate calculations that will become effective on January 1, 2018, and the currently allowed 10.82% return on equity, the 2018 revenue requirement that is expected to be collected in rates for ATXI’s electric transmission business is $197 million. The 2018 rates represents a $27 million increase over the 2017 revenue requirement, primarily due to rate base growth. These rates reflect a capital structure comprised of 56.2% common equity and a projected average rate base of $1.3 billion, reflecting additional investments in the Illinois Rivers and Spoon River projects.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, was the subject of two FERC complaint proceedings, the November 2013 complaint case and the February 2015 complaint case, that each challenged the allowed base return on common equity. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity for the 15-month period of November 2013 to February 2015 to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. The order required customer refunds, with interest, to be issued for that 15-month period. Refunds for the November 2013 complaint case were issued in the first six months of 2017. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case, which, if approved by the FERC, would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, and require customer refunds, with interest, for that 15-month period. The timing of the issuance of the final order in the February 2015 complaint case is uncertain for two reasons. First, while the FERC reestablished a quorum of commissioners in August 2017 after six months without a quorum, the FERC is under no deadline to issue a final order. Second, in the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. In addition, in September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the MISO transmission owners’ motion to dismiss the February 2015 complaint case. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren's and Ameren Illinois' annual earnings by an estimated $7 million and $4 million, respectively, based on each company’s 2017 projected rate base. Ameren and Ameren Illinois recorded current regulatory liabilities on their respective September 30, 2017 balance sheets, representing their estimate of the expected refunds related to the February 2015 complaint case.

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

•
Illinois law provides for an annual reconciliation of the electric distribution revenue requirement necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2017 electric distribution service revenues will be based on its 2017 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2017 revenue requirement is expected to be higher than the 2016 revenue requirement because of an expected increase in recoverable costs, expected rate base growth of 5%, and an expected increase in the monthly average of 30-year United States Treasury bonds. The 2017 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2019. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $7 million change in Ameren's and Ameren Illinois' net income, based on Ameren Illinois’ 2017 projected year-end rate base.

•
In April 2017, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement used for 2018 rates. In June 2017, the ICC staff submitted its calculation of the revenue requirement, which Ameren Illinois supported in its revised July 2017 filing, and recommended a decrease to the electric distribution service revenue requirement. Pending ICC approval, this update filing will result in a $17 million decrease in Ameren Illinois’ electric distribution service revenue requirement beginning in January 2018. These rates will affect Ameren Illinois' cash receipts during 2018, but will not determine its electric distribution service operating revenues, which will instead be based on its 2018 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. In November 2017, an administrative law judge issued a proposed order that was consistent with Ameren Illinois’ revised July 2017 filing. An ICC decision on the revenue requirement used for 2018 rates is expected by December 2017.

•
Beginning in 2017, the FEJA provides that Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. In connection with the decoupling provisions of the FEJA, Ameren Illinois changed its method used to recognize its interim period revenue. Ameren Illinois now recognizes revenues consistent with the timing of incurred electric distribution recoverable costs and recognizes revenue associated with the expected return on its rate base ratably over the year. As a result of this change in recognition of the interim period revenue for the IEIMA formula rate framework, as modified by FEJA, Ameren Illinois incurred quarterly year-over-year increases to earnings in 2017 in comparison to 2016 for the first and second quarters and a decrease to earnings in the third quarter. Ameren Illinois expects an estimated $28 million increase to earnings in the fourth quarter of 2017 in comparison to 2016 as a result of the change. The change in interim period revenue recognition will not impact 2017’s annual earnings.

•
Beginning in June 2017, the FEJA allows Ameren Illinois to earn a return on its electric energy efficiency program investments. Ameren Illinois electric energy efficiency investments will be deferred as a regulatory asset and will earn a return at the company’s weighted average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy efficiency investments can also be increased or decreased by 200 basis points based on the achievement of annual energy savings goals. Based on Ameren Illinois’ 2018 through 2021 energy efficiency plan and a formula provided in the FEJA, Ameren Illinois estimates it can annually invest up to $99 million from 2018 through 2021, up to $107 million annually from 2022 through 2025, and up to $114 million annually from 2026 through 2030. The ICC has the ability to lower the electric energy efficiency saving goals if there are insufficient cost effective measures available or if achieving the savings goals would require investment levels that exceed the formula amounts shown above. The electric energy efficiency program investments and the return on those investments will be recovered through a rider and will not be included in the IEIMA formula rate process. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Illinois approved energy efficiency program for 2018 through 2021.

•
In July 2017, Illinois enacted a law that increased the state's corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The law made the increase in the state’s corporate income tax rate, which was previously scheduled to decrease to 7.3% in 2025, permanent. In July 2017, Ameren recorded an expense of $14 million at Ameren (parent) due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this expense, Ameren does not expect this tax increase to have a material impact on its consolidated net income prospectively. The tax increase is not expected to materially impact the earnings of the Ameren Illinois Electric Distribution, the Ameren Transmission, or the Ameren Illinois Transmission segments, since these businesses operate under formula ratemaking frameworks. The tax increase is expected to unfavorably affect 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. The Ameren Illinois Natural Gas segment will continue to be impacted by the tax increase by approximately $1 million annually until customer rates are reset in a rate review to reflect the increased taxes.

•
In early 2018, Ameren Illinois expects to file for a natural gas regulatory rate review with the ICC. Ameren Illinois’ current allowed return on equity for natural gas delivery service is 9.60%, with a capital structure of 50% common equity, a rate base of $1.2 billion, and a 2016 future test year.

•
Ameren Missouri's scheduled refueling and maintenance outage at its Callaway energy center began in October 2017. Ameren Missouri expects to incur $32 million of maintenance expenses, which approximates the cost of the spring 2016 outage. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. Ameren Missouri does not have a scheduled refueling and maintenance outage in 2018.

•
Ameren and Ameren Missouri expect an approximately $15 million decrease in annual interest charges as a result of the repayment of $425 million of Ameren Missouri’s 6.40% senior secured notes at maturity and issuance of $400 million 2.95% senior secured notes in 2017. In 2018, Ameren Missouri expects to refinance maturing long-term debt with lower-cost long-term debt, which would further reduce Ameren’s and Ameren Missouri’s annual interest charges.

•
As we continue to make infrastructure investments and to experience cost increases, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy efficiency programs, and increased customer use of increasingly cost-effective technological advances including private generation and storage. However, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy as a means to address CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base earnings growth but also higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property taxes, and higher state income taxes, among other costs.

For additional information regarding recent rate orders, lawsuits, the Westinghouse bankruptcy filing, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters and Note 10 – Callaway Energy Center under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Liquidity and Capital Resources

•
Ameren Missouri files a non-binding 20-year integrated resource plan with the MoPSC every three years. Ameren Missouri’s integrated resource plan filed with the MoPSC in September 2017 includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs in a cost-effective fashion that maintains system reliability as it targets cleaner and more diverse sources of energy generation. These new renewable energy sources would also support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Ameren Missouri’s plan contemplates adding at least 700 megawatts of wind generation by 2020, as well as 100 megawatts of solar generation over the next 10 years, with 50 megawatts anticipated to come online by 2025. The new wind generation is expected to be located in Missouri and neighboring states. The source, location, and cost of the new wind generation, among other items, remain subject to reaching agreements with developers. Based on current and projected market prices for energy, and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost alternative for customers. The plan also includes expected implementation of continued customer energy efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be impacted by, among other factors: the availability of federal production tax credits related to renewable energy and its ability to use such credits; the cost of wind and solar generation technologies, as well as energy prices; Ameren Missouri’s ability to obtain interconnection agreements with MISO or other RTOs, including the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC for projects located in Missouri, or any other required project approvals.

•
In connection with the integrated resource plan filing, discussed above, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of its useful life.

•
Through 2021, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest in total up to $11.2 billion (Ameren Missouri – up to $4.2 billion; Ameren Illinois – up to $6.4 billion; ATXI – up to $0.6 billion) of capital expenditures during the period from 2017 through 2021. These estimates do not reflect the potential additional investments identified in Ameren Missouri’s integrated resource plan discussed above, which could represent incremental investments of approximately $1 billion and are subject to regulatory approval. Ameren and Ameren Missouri will evaluate alternatives for funding these potential additional investments.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation or are being reviewed by the EPA, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, the closure or alteration of some of Ameren Missouri's coal-fired energy centers, or require further capital investment. Ameren Missouri's capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren's and Ameren Missouri's earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

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

•
In December 2015, a federal tax law was enacted that authorized the continued use of bonus depreciation, which allows for an acceleration of deductions for tax purposes at a rate of 50% through 2017. The rate will be reduced to 40% in 2018 and to 30% in 2019. Bonus depreciation will be phased out in 2020 unless a new law is enacted. Based on existing tax laws, Ameren expects to use this incremental cash flow to make capital investments in utility infrastructure for the benefit of its customers. Without these investments, bonus depreciation would reduce rate base, which reduces our revenue requirements and future earnings growth. The impact of bonus depreciation on the Ameren Companies will vary based on investment levels at each company.

•
As of September 30, 2017, Ameren had $450 million in tax benefits from federal and state net operating loss carryforwards (Ameren Missouri – $4 million and Ameren Illinois – $115 million) and $116 million in federal and state income tax credit carryforwards (Ameren Missouri – $31 million and Ameren Illinois – $2 million). In addition, Ameren has $7 million of expected state income tax refunds and state overpayments. Consistent with the tax allocation agreement between Ameren and its subsidiaries, these carryforwards are expected to partially offset income tax liabilities for Ameren Missouri and Ameren Illinois until 2021. These tax benefits, primarily at the Ameren (parent) level, when realized, would be available to support funding Ameren Transmission investments. Based on existing tax laws, Ameren does not expect to make material federal income tax payments until 2021 and Ameren and Ameren Missouri do not expect to make material state income tax payments until 2021. Due to differences between federal and state tax laws, Ameren and Ameren Illinois expect to begin making material state income tax payments in 2018.

•
Since the 2016 presidential and congressional elections, there have been various legislative proposals to reform the federal income tax code. Tax law changes that would affect our businesses include those changes associated with the statutory federal corporate income tax rate, interest deductibility, tax deductions for capital investments, the availability of federal production tax credits and our ability to use them, and state and local tax deductibility. Changes to the normalization of income taxes for ratemaking and return of excess deferred tax liabilities to customers could also affect our businesses. Depending on the magnitude and mix of any implemented changes, federal income tax reform could materially affect our results of operations, financial position, and liquidity.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. Ameren expects to use debt to fund such cash shortfalls. If cash flows change materially from those expected, such as the cash flow needs associated with the potential investments identified in Ameren Missouri’s integrated resource plan, Ameren will reevaluate its funding plan.

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
With the exception of the following, there have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, equity price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. In the first quarter of 2017, Ameren Missouri’s supplier of nuclear fuel assemblies, Westinghouse, filed a voluntary petition for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations as a result of this restructuring proceeding. Ameren Missouri received all necessary fuel assemblies for the fall 2017 refueling and maintenance outage. See Note 10 – Callaway Energy Center under Part I, Item 1, of this report for additional information. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2017. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Nine Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$2	$(205)	$(203)	$(4)	$(180)	$(184)
Contracts realized or otherwise settled during the period	(1)	6	5	(3)	2	(1)
Fair value of new contracts entered into during the period	1	—	1	10	(2)	8
Other changes in fair value	2	(5)	(3)	1	(24)	(23)
Fair value of contracts outstanding at end of period, net	$4	$(204)	$(200)	$4	$(204)	$(200)
The following table presents maturities of derivative contracts as of September 30, 2017, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$1	$—	$—	$—	$1
Level 2(a)	(3)	(4)	—	—	(7)
Level 3(b)	8	2	—	—	10
Total	$6	$(2)	$—	$—	$4
Ameren Illinois:
Level 1	$—	$1	$—	$—	$1
Level 2(a)	(7)	(4)	—	—	(11)
Level 3(b)	(13)	(29)	(29)	(123)	(194)
Total	$(20)	$(32)	$(29)	$(123)	$(204)
Ameren:
Level 1	$1	$1	$—	$—	$2
Level 2(a)	(10)	(8)	—	—	(18)
Level 3(b)	(5)	(27)	(29)	(123)	(184)
Total	$(14)	$(34)	$(29)	$(123)	$(200)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2017, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	ATXI’s request for certificate of convenience and necessity from the MoPSC for the Mark Twain project;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2017;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri related to the EPA Clean Air Act;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies; and

•	the class action lawsuit against Ameren Missouri relating to municipal taxes.
ITEM 1A. RISK FACTORS.
A detailed discussion of our risk factors is included in Part I, Item 1A, Risk Factors in the Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
Our operations are subject to acts of terrorism, cyber-attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber-attacks, which could disrupt our ability to produce or distribute our energy products. Within our industry, there have been attacks on energy infrastructure such as power plants, substations, and related assets in the past, and there may be more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely impact economic activity in our service territory which could adversely affect our results of operations, financial position, and liquidity.
There has been an increase in the number and sophistication of cyber-attacks across all industries around the world. A security breach at our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers have access to our systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, or we could be subject to legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cyber-incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren, Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2017 to September 30, 2017.
ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to Ameren Illinois Mortgage
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: November 3, 2017