Form 10-K
period 2017-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2018-02-28
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
6 Executive Drive
Collinsville, Illinois 62234
(618) 343-8150
Securities Registered Pursuant to Section 12(b) of the Act:
The following security is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange:

Registrant	Title of each class
Ameren Corporation	Common Stock, $0.01 par value per share
Securities Registered Pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Union Electric Company	Preferred Stock, cumulative, no par value, stated value $100 per share
Ameren Illinois Company	Preferred Stock, cumulative, $100 par value per share Depositary Shares, each representing one-fourth of a share of 6.625% Preferred Stock, cumulative, $100 par value per share
Indicate by checkmark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Ameren Corporation	Yes	☒	No	☐
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
Indicate by checkmark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
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

Ameren Corporation	☒
Union Electric Company	☒
Ameren Illinois Company	☒
Indicate by checkmark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of June 30, 2017, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2017) held by nonaffiliates was $13,230,607,078. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2017.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2018, were as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 242,634,798

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2018 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2014 Incentive Plan – The 2014 Omnibus Incentive Compensation Plan, which provides for compensatory stock-based awards to eligible employees and directors.
AER – Ameren Energy Resources Company, LLC, a former Ameren Corporation subsidiary that consisted of non-rate-regulated operations. In December 2013, AER contributed substantially all of its assets and liabilities, including its ownership interests in Ameren Energy Generating Company, Ameren Energy Resources Generating Company, and Ameren Energy Marketing Company, to New AER.
Ameren – Ameren Corporation and its subsidiaries on a consolidated basis. In references to financing activities, acquisition activities, or liquidity arrangements, Ameren is defined as Ameren Corporation, the parent.
Ameren Companies – Ameren Corporation, Ameren Missouri, and Ameren Illinois, collectively, which are individual registrants within the Ameren consolidated group.
Ameren Illinois Electric Distribution – An Ameren Corporation and Ameren Illinois financial reporting segment consisting of the rate-regulated electric distribution business of Ameren Illinois.
Ameren Illinois Transmission – An Ameren Illinois financial reporting segment consisting of the rate-regulated electric transmission business of Ameren Illinois.
Ameren Illinois Natural Gas – An Ameren Corporation and Ameren Illinois financial reporting segment consisting of the rate-regulated natural gas distribution business of Ameren Illinois.
Ameren Illinois – Ameren Illinois Company, an Ameren Corporation subsidiary that operates rate-regulated electric and natural gas transmission and distribution businesses in Illinois, doing business as Ameren Illinois.
Ameren Missouri – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is also defined as a financial reporting segment of Ameren.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services, such as accounting, legal, treasury, and asset management services, to Ameren and its subsidiaries.
Ameren Transmission – An Ameren Corporation financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
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
CILCO – Central Illinois Light Company, a former Ameren Corporation subsidiary that was merged with CIPS and IP to form Ameren Illinois.
CIPS – Central Illinois Public Service Company, a predecessor to Ameren Illinois.
Clean Power Plan – “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” an EPA rule, which would have established emission guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fuel-fired electric generating units. In October 2017, the EPA announced a proposal to repeal the Clean Power Plan.
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
Electric margins – Electric revenues less fuel and purchased power costs.
EMANI – European Mutual Association for Nuclear Insurance.
EPA – Environmental Protection Agency, a United States government agency.
ERISA – Employee Retirement Income Security Act of 1974, as amended.

Excess deferred taxes – The amount of income taxes previously collected from customers that will be returned to customers over periods of time determined by our regulators.
Exchange Act – Securities Exchange Act of 1934, as amended.
FAC – Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
FASB – Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States.
FEJA – Future Energy Jobs Act, a 2016 Illinois law affecting electric distribution utilities. This law allows Ameren Illinois to earn a return on its electric energy-efficiency investments, decouples electric distribution revenues from sales volumes, offers customer rebates for installing distributed generation, and includes extensions and modifications of certain IEIMA performance-based framework provisions, among other things.
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
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.1 billion senior unsecured credit agreement, which expires in December 2021, unless extended.
IP – Illinois Power Company, a former Ameren Corporation subsidiary that merged with CIPS and CILCO to form Ameren Illinois.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IPH – Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy Inc.
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
Medina Valley – AmerenEnergy Medina Valley Cogen, LLC, an Ameren Corporation subsidiary.
MEEIA – Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs related to MoPSC-approved customer energy-efficiency programs.
MEEIA 2013 – Ameren Missouri’s portfolio of customer energy-efficiency programs, net shared benefits, and performance incentive for 2013 through 2015, pursuant to the MEEIA, as approved by the MoPSC in August 2012.
MEEIA 2016 – Ameren Missouri’s portfolio of customer energy-efficiency programs, throughput disincentive, and performance incentive for March 2016 through February 2019, pursuant to the MEEIA, as approved by the MoPSC in February 2016.
Megawatthour or MWh – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1 billion senior unsecured credit agreement, which expires in December 2021, unless extended.
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

Natural gas margins – Natural gas revenues less natural gas purchased for resale.
NAV – Net asset value per share.
NEIL – Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel and purchased power costs, including transportation, net of off-system sales. Substantially all transmission revenues and charges are excluded from net energy costs.
Net shared benefits – Ameren Missouri’s share of the present value of lifetime energy savings, net of program costs, designed to offset sales volume reductions resulting from MEEIA 2013 customer energy-efficiency programs.
New AER – New Ameren Energy Resources Company, LLC, a limited liability company formed as a direct wholly owned subsidiary of AER. New AER, acquired by IPH in December 2013, included substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren.
New Madrid Smelter – A former aluminum smelter located in southeast Missouri.
NOx – Nitrogen oxides.
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
Regulatory lag – The exposure to differences in costs incurred and actual sales volume levels as compared with the associated amounts included in customer rates. Rate increase requests in traditional regulatory rate reviews can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs and sales volume levels when based on historical periods.
Revenue requirement – The cost of providing utility service to customers, which is calculated as the sum of a utility’s recoverable operating expenses and an allowed return on rate base, including a return on invested capital, both debt and equity, and an amount for income taxes.
RFP – Request for proposal.
RTO – Regional transmission organization.
S&P – S&P Global Ratings, a credit rating agency.
SEC – Securities and Exchange Commission, a United States government agency.
SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.
SO2 – Sulfur dioxide.
TCJA – The Tax Cuts and Jobs Act of 2017, federal income tax legislation enacted in December 2017, which significantly changed the tax laws applicable to business entities; it includes specific provisions related to regulated public utilities. Substantially all of the provisions of the TCJA affecting the Ameren Companies, other than certain transition depreciation rules, are effective for taxable years beginning after December 31, 2017.
Test year – The selected period of time, typically a 12-month period, for which a utility’s historical or forecasted operating results are used to determine the appropriate revenue requirement.
Throughput disincentive – Ameren Missouri’s reduced margin caused by the current period’s lower sales volume resulting from MEEIA 2016 customer energy-efficiency programs. Recovery of this disincentive is designed to make Ameren Missouri earnings neutral each period from the lost margins caused by its MEEIA 2016 customer energy-efficiency programs.
Westinghouse – Westinghouse Electric Company, LLC.
VBA – A volume balancing adjustment for Ameren Illinois’ natural gas operations. As a result of this adjustment, revenues from residential and small nonresidential customers will increase or decrease as billing determinants differ from filed amounts. This adjustment ensures that changes in sales volumes, including deviations from normal weather conditions, do not result in an over- or under-collection of natural gas revenues for these rate classes.
Zero-emission credit – A credit that represents the environmental attributes of one MWh of energy produced from certain zero-emissions nuclear-powered generation facilities, which Illinois utilities are required to purchase pursuant to the FEJA.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s proceeding with the MoPSC to pass through to customer rates the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA, Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018, Ameren Illinois’ proceeding filed with the ICC to pass through to its natural gas customer rates the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA, the request filed by MISO participants, including Ameren Illinois and ATXI, with the FERC to allow revisions to 2018 electric transmission rates to reflect the impacts of the reduction in the federal statutory corporate income tax rate enacted under the TCJA, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois’ return on common equity and 30-year United States Treasury bond yields, and the related financial commitments;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•
the effects of changes in federal, state, or local tax laws or rates, including additional regulations, interpretations, amendments, or technical corrections to the TCJA, and any challenges to the tax positions taken by the Ameren Companies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy-efficiency and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

•	the effectiveness of Ameren Missouri’s customer energy-efficiency programs and the related revenues and performance incentives earned under its MEEIA plans;

•	Ameren Illinois’ ability to achieve the FEJA electric energy-efficiency goals and the resulting impact on its allowed return on program investments;

•
our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed returns on equity;

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero-emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities, including our ability to recover the costs for such commodities and our customers’ tolerance for any related price increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from Westinghouse, Callaway energy center’s only NRC-licensed supplier of such assemblies, which is currently in bankruptcy proceedings;

•	the effectiveness of our risk management strategies and our use of financial and derivative instruments;

•
the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s Callaway energy center, or, in the absence of insurance, the ability to recover uninsured losses from our customers;

•	business and economic conditions, including their impact on interest rates, collection of our receivable balances, and demand for our products;

•	the effects of the TCJA on us and the resulting treatment by regulators will have on our results of operations, financial position, and liquidity;

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, including as a result of the implementation of the TCJA, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

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

•	operation of Ameren Missouri’s Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions, and divestitures;

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to CO2, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•
the impact of negative opinions of us or our utility services that our customers, legislators, or regulators may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or protect sensitive customer information, increases in rates, or negative media coverage;

•	the impact of complying with renewable energy portfolio requirements in Missouri and Illinois;

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates, mortality tables, and returns on benefit plan assets;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by Ameren Missouri’s energy centers or required to satisfy Ameren Missouri’s energy sales;

•	legal and administrative proceedings;

•
the impact of cyber attacks, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information; and

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
GENERAL
Ameren, formed in 1997 and headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries.
Below is a summary description of Ameren’s principal subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and placed the Spoon River project in service in February 2018.

The following table presents our total employees at December 31, 2017:

Ameren Missouri	3,639
Ameren Illinois	3,423
Ameren Services	1,553
Ameren	8,615
Labor unions at subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. At December 31, 2017, these labor unions collectively represented about 52% of Ameren’s total employees. They represented 62% and 57% of the employees at Ameren Missouri and Ameren Illinois, respectively. The collective bargaining agreements expire between 2018 and 2020.
For additional information about the development of our businesses, our business operations, and factors affecting our results of operations, financial position, and liquidity, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.
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
An illustration of Ameren and Ameren Illinois’ reporting structures is provided below. For additional information on financial reporting segments, see Note 1 – Summary of Significant Accounting Policies and Note 15 – Segment Information under Part II, Item 8, of this report.

KEY
Legal Entity
Ameren Reportable Segment
Ameren Illinois Reportable Segment
Ameren
Ameren Missouri
Ameren Illinois
Ameren Services & Other Entities
Ameren Illinois Electric Distribution
Ameren Illinois Natural Gas
Ameren Illinois Transmission
ATXI
Ameren Transmission (a)

(a)	Ameren Transmission segment includes associated Ameren (parent) interest charges, Ameren Transmission Company, LLC, ATX East, LLC, and ATX Southwest, LLC.

RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of getting new rates approved, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren’s electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including the use of a future test year, the implementation of trackers and riders, the level and timing of expenditures, and regulatory frameworks that include annual revenue requirement reconciliations and decoupling of revenues from sales volumes.
The MoPSC regulates rates and other matters for Ameren Missouri. The ICC regulates rates and other matters for Ameren Illinois. The MoPSC and the ICC regulate non-rate utility matters for ATXI. ATXI does not have retail distribution customers; therefore, the MoPSC and the ICC do not have authority to regulate ATXI’s rates. The FERC regulates Ameren Missouri’s, Ameren Illinois’, and ATXI’s cost-based rates for the wholesale transmission and distribution of energy in interstate commerce and various other matters discussed below under General Regulatory Matters.

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s rate-regulated utilities as of January 1, 2018:

	Rate Regulator	Allowed Return on Equity	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2017 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	9.2% - 9.7%(c)	(c)	(c)	54%
Natural gas delivery service	MoPSC	(d)	(d)	(d)	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	8.40%	50.0%	$2.7	25%
Natural gas delivery service(f)	ICC	9.60%	50.0%	$1.2	12%
Electric transmission service(g)	FERC	10.82%	51.6%	$1.6	4%
ATXI
Electric transmission service(g)	FERC	10.82%	56.2%	$1.3	3%

(a)
Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and natural gas purchased for resale for natural gas delivery service, and intercompany eliminations.

(b)	Ameren Missouri’s electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate.

(c)
Based on the MoPSC’s March 2017 rate order. This rate order specified that an implicit return on equity was within a range of 9.2% to 9.7%. The rate order did not specify a percent of common equity or rate base. The return on equity used for allowance for equity funds used during construction is 9.53%.

(d)
Based on the MoPSC’s January 2011 rate order. This rate order did not specify the allowed return on equity, the percent of common equity, or rate base. It includes the impacts on rate base and operating revenues relating to the ISRS for investments after the January 2011 rate order.

(e)
Based on the ICC’s December 2017 rate order. Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. The December 2017 rate order was based on 2016 recoverable costs, expected net plant additions for 2017, and the monthly yields during 2016 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois’ 2018 electric distribution delivery service revenues will be based on its 2018 actual recoverable costs, rate base, common equity percentage, and return on common equity, as calculated under the IEIMA’s performance-based formula ratemaking framework.

(f)	Based on the ICC’s December 2015 rate order. The rate order was based on a 2016 future test year.

(g)
Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking based on each year’s forecasted information. The 10.82% return, which includes the 50 basis points incentive adder for participation in an RTO, could be lowered by a FERC complaint proceeding filed in February 2015 that challenged the allowed return on common equity for MISO transmission owners and will require customer refunds if the FERC approves a return on equity lower than that previously collected through rates.

Ameren Missouri
Ameren Missouri’s electric operating revenues are subject to regulation by the MoPSC. If certain criteria are met, Ameren Missouri’s electric rates may be adjusted without a traditional rate proceeding. For example, Ameren Missouri’s MEEIA customer energy-efficiency program costs, net shared benefits or throughput disincentive, and any performance incentive are recoverable through a rider that may be adjusted without a traditional rate proceeding, subject to MoPSC prudence reviews. Likewise, the FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
In addition to the FAC and the MEEIA recovery mechanisms, Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and the costs included in customer rates as a regulatory asset or regulatory liability. The difference will be included in base rates in a subsequent MoPSC rate order.
Ameren Missouri is a member of MISO, and its transmission rate is calculated in accordance with the MISO OATT. The FERC regulates the rates charged and the terms and conditions for wholesale electric transmission service. The transmission rate update each June is based on Ameren Missouri’s filings with the FERC. This rate is not directly charged to Missouri retail customers because, in Missouri, bundled retail rates include an amount for transmission-related costs and revenues.
Ameren Missouri’s natural gas operating revenues are subject to regulation by the MoPSC. If certain criteria are met, Ameren Missouri’s natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas supply costs to be passed directly to customers. The ISRS also permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a more timely basis between regulatory rate reviews. Ameren Missouri is not currently recovering any infrastructure replacement costs under the ISRS.
Ameren Illinois
Ameren Illinois Electric Distribution
Ameren Illinois’ electric distribution delivery service operating revenues are regulated by the ICC. In 2017, Ameren Illinois’ electric distribution delivery service revenues accounted for 88% of Ameren Illinois’ total electric operating revenues.
Ameren Illinois participates in the performance-based formula ratemaking framework established pursuant to the IEIMA and the FEJA. The IEIMA provides for the recovery of actual costs of electric delivery service that are prudently incurred and the use of the utility’s actual regulated capital structure through a formula for calculating the return on equity component of the cost of capital. The return on equity component of the formula rate is equal to the calendar year average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement included in customer rates for that year, including an allowed return on equity. This annual revenue requirement reconciliation adjustment will be collected from, or refunded to, customers within two years.
The FEJA revised certain portions of the IEIMA, extending the IEIMA formula ratemaking framework through 2022, and clarifying that a common equity ratio up to and including 50% is prudent. Beginning in 2017, the FEJA allowed Ameren Illinois to recover, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. Prior to the FEJA, Ameren Illinois’ revenues were affected by the timing of sales volumes due to seasonal rates and changes in volumes resulting from, among other things, weather and energy efficiency. This portion of the law extends beyond the end of the IEIMA in 2022. Through 2022, revenue differences will be included in the annual IEIMA revenue requirement reconciliation. Additionally, this law implemented a customer surcharge relating to certain nuclear energy centers located in Illinois. The surcharge, like the cost of power purchased by Ameren Illinois on behalf of its customers, will be passed through to electric distribution customers with no effect on Ameren Illinois’ earnings.
Pursuant to the FEJA, and consistent with the energy-efficiency plan for 2018 through 2021 approved by the ICC, Ameren Illinois plans to invest up to $99 million in electric energy-efficiency programs per year. Ameren Illinois plans to make additional investments of a similar level in electric energy-efficiency programs per year that will earn a return through 2030. The electric energy-efficiency program investments and the return on those investments will be collected from customers through a rider; they will not be included in the IEIMA formula ratemaking framework.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The regulatory framework applicable to electric distribution service provides for return on equity penalties up to 34 basis points in 2018, and up to 38 basis points in each year from 2019 through 2022, if these performance standards are not met. Beginning in 2018, the regulatory framework applicable to electric energy-efficiency investments provides for increases or decreases of up to 200 basis points to the return on equity. Any adjustments to the return on equity for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals.
Under the IEIMA, Ameren Illinois is also subject to minimum capital spending levels. Between 2012 and 2021, Ameren Illinois is required to invest a minimum of $625 million in capital projects to modernize its distribution system incremental to its average annual electric distribution service capital projects of $228 million for calendar years 2008 through 2010. From 2012 through 2017, Ameren Illinois invested $508 million in IEIMA capital projects toward its $625 million requirement.
Ameren Illinois employs cost recovery mechanisms for power procurement, customer energy-efficiency program costs incurred before June 2017, and certain environmental costs as well as bad debt expense and the costs of certain asbestos-related claims not recovered in base rates.
Ameren Illinois Natural Gas
Ameren Illinois’ natural gas operating revenues are regulated by the ICC. In December 2015, the ICC issued a rate order that approved an increase in revenues for Ameren Illinois’ natural gas delivery service, based on a 2016 future test year. The rate order also approved the VBA for residential and small nonresidential customers. In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $49 million, which included an estimated $42 million of annual revenues that would otherwise be recovered under a QIP rider, as explained in more detail below. The request was based on a 10.3% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. If certain criteria are met, Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding, as PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. Also, Ameren Illinois employs cost recovery mechanisms for customer energy-efficiency program costs, certain environmental costs, and bad debt expenses not recovered in base rates.
Illinois has a law that encourages natural gas utilities to accelerate modernization of the state’s natural gas infrastructure through a QIP rider. Without legislative action, the QIP rider will expire in December 2023. Ameren Illinois’ QIP rider allows a surcharge to be added to customers’ bills to recover depreciation expenses and to earn a return on qualifying natural gas investments that were not previously included in base rates. Recovery begins two months after the natural gas investments are placed in service and continues until the investments are included in base rates in a future natural gas rate order. Ameren Illinois’ QIP rider is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. Upon issuance of the natural gas rate order, QIP recoveries will be included in base rates and the QIP rider will be reset to zero, which mitigates the risk that the QIP rider will exceed its statutory limitations in future years and ensures timely recovery of capital investment.
Ameren Illinois Transmission
Ameren Illinois’ transmission operating revenues are regulated by the FERC. In 2017, Ameren Illinois’ transmission service operating revenues accounted for 12% of Ameren Illinois’ electric operating revenues. See Ameren Transmission below for additional information regarding Ameren Illinois’ transmission business.
Ameren Transmission
Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI. Both Ameren Illinois and ATXI are members of MISO, and their transmission rates are calculated in accordance with the MISO OATT. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation at the end of the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year. Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues.
The FERC-allowed return on common equity for MISO transmission owners of 12.38% was challenged by customer groups in two complaint cases filed in November 2013 and in February 2015. As a result of a FERC order issued in the November 2013 complaint case, a 10.82% total allowed return on common equity has been reflected in rates since September 2016, inclusive of the 50 basis point adder for participation in an RTO. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. The FERC is under no deadline to issue a final order in the February 2015 complaint case.
ATXI has three MISO-approved multi-value projects, the Illinois Rivers, Spoon River, and Mark Twain projects. As of December 31, 2017, ATXI’s expected remaining investment in all three projects was approximately $300 million, with the total investment expected to be more than $1.6 billion. The Illinois Rivers project involves the construction of a 345-kilovolt line from eastern Missouri across Illinois to western Indiana. ATXI has obtained a certificate of public convenience and necessity and project approvals from the ICC and the MoPSC for each state’s portion of the Illinois Rivers project. The last line segment of this project is expected to be completed by the end of 2019; however, delays associated with property acquisition could delay the completion date. As of December 31, 2017, all 10 substations and seven of the nine line segments for Illinois Rivers were complete and in-service. The Spoon River project is located in northwest Illinois. ATXI placed the Spoon River project in service in February 2018. The Mark Twain project is located in northeast Missouri and connects Iowa to the Illinois Rivers project. In January 2018, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. ATXI plans to complete the Mark Twain project by the end of 2019.
The FERC has approved transmission rate incentives relating to the three MISO-approved multi-value projects, which allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery.
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
Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk electric power system. These standards are developed and enforced by the NERC pursuant to authority delegated to it by the FERC. If any of Ameren Missouri, Ameren Illinois or ATXI is found not to be in compliance with these mandatory reliability standards, it could incur substantial monetary penalties and other sanctions.
Under PUHCA 2005, the FERC and any state public utility regulatory agency may access books and records of Ameren and its subsidiaries that are found to be relevant to costs incurred by Ameren’s rate-regulated subsidiaries that may affect jurisdictional rates. PUHCA 2005 also permits the MoPSC and the ICC to request that the FERC review cost allocations by Ameren Services to other Ameren companies.
Operation of Ameren Missouri’s Callaway energy center is subject to regulation by the NRC. The license for the Callaway energy center expires in 2044. Ameren Missouri’s Osage hydroelectric energy center and Taum Sauk pumped-storage hydroelectric energy center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The licenses for the Osage hydroelectric energy center and the Taum Sauk pumped-storage hydroelectric energy center expire in 2047 and 2044, respectively. Ameren Missouri’s Keokuk energy center and its dam in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Certain of our operations are subject to federal, state, and local environmental statutes and regulations relating to the protection of the safety and health of our personnel, the public, and the environment. These environmental statutes and regulations include requirements relating to identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting, and emergency response in connection with hazardous and toxic materials; safety and health standards; and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants and the management of waste and byproduct materials. Failure to comply with these statutes or regulations could have material adverse effects on us. We could be subject to criminal or civil penalties by regulatory agencies, or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing statutes and regulations that currently apply to our operations.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2017, Ameren Missouri’s fossil fuel-fired energy centers represented 17% and 33% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the revised National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag. These environmental regulations could also affect the availability of, the cost of, and the demand for power and natural gas that is acquired for Ameren Missouri’s natural gas customers and Ameren Illinois’ electric and natural gas customers. Federal, state, and local authorities continually revise these regulations, which adds uncertainty to our planning process and to the ultimate implementation of these or other new or revised regulations.
For additional discussion of environmental matters, including NOx and SO2 emission reduction requirements, regulation of CO2 emissions, wastewater discharge standards, remediation efforts, CCR management regulations, and a discussion of the EPA’s allegations of violations of the Clean Air Act and Missouri law in connection with projects at Ameren Missouri’s Rush Island energy center, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two balancing authority areas: AMMO and AMIL. During 2017, the peak demand was 7,814 megawatts in AMMO and 8,877 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of MISO. Ameren Missouri is authorized by the MoPSC to participate in MISO through May 2020. The previously required cost-benefit study related to Ameren Missouri’s continued participation in MISO, as required periodically by the MoPSC and originally expected to be filed in 2017, was deferred upon approval of the MoPSC. Ameren Missouri expects to file the periodic cost-benefit study in 2020, based on the deferral granted by the MoPSC.
Ameren Missouri, Ameren Illinois, and ATXI are members of the SERC. The SERC is responsible for ensuring the reliable operation of the bulk electric power system in all or portions of 16 central and southeastern states. The Ameren Companies, like all owners and operators of the bulk electric power system, are subject to mandatory reliability standards that are promulgated by the NERC and its regional entities, such as the SERC, and are enforced by the FERC.
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
Ameren Missouri files a nonbinding 20-year integrated resource plan with the MoPSC every three years. The most recent integrated resource plan, filed in September 2017, includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable generation by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states, adding 100 megawatts of solar generation over the next 10 years, retiring coal-fired energy centers as they reach the end of their useful lives, expanding customer energy-efficiency programs, and adding cost-effective demand response programs.

Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for a new energy center is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs and distributed generation, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired power plants, and state renewable portfolio standards, which could lead to the retirement of current baseload assets before the end of their useful lives or alterations in the way those assets operate. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
See also Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2017, 2016, and 2015, Ameren Illinois procured power on behalf of its customers for 23%, 23%, and 26%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. The costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings, because these costs are offset by corresponding revenues. Ameren Illinois charges transmission and distribution service rates to electric distribution customers who purchase electricity from alternative retail electric suppliers, which does affect Ameren Illinois Electric Distribution’s earnings.
See Note 13 – Related-party Transactions and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information on power procurement in Illinois.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal (Ameren Missouri’s primary fuel source), nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, methane gas, and solar. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. The Callaway nuclear energy center began operation in 1984 and is licensed to operate until 2044. As of December 31, 2017, Ameren Missouri’s fossil fuel-fired energy centers represented 17% and 33% of Ameren’s and Ameren Missouri’s rate base, respectively. See Item 2 – Properties under Part I of this report for information regarding Ameren Missouri’s electric generation energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. As of December 31, 2017, Ameren Missouri had price-hedged 88% of its expected coal supply and 99% of its coal transportation requirements for generation in 2018. Ameren Missouri has additional coal supply under contract through 2021. The coal transport agreements that Ameren Missouri has with Union Pacific Railroad and Burlington Northern Santa Fe Railway are currently set to expire at the end of 2019. Ameren Missouri burned approximately 18.6 million tons of coal in 2017.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Inventories may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, and weather. As of December 31, 2017, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.

Nuclear
The production of nuclear fuel involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, the enrichment of that gas, the conversion of the enriched uranium hexafluoride gas into uranium dioxide fuel pellets, and the fabrication into fuel assemblies. Ameren Missouri has entered into uranium, uranium conversion, uranium enrichment, and fabrication contracts to procure the fuel supply for its Callaway energy center.
The Callaway energy center requires refueling at 18-month intervals. The last refueling was completed in December 2017. The next refueling is scheduled for the spring of 2019. As of December 31, 2017, Ameren Missouri had agreements or inventories to price-hedge all of Callaway’s spring 2019 refueling requirements. Ameren Missouri has inventories and supply contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2022 refueling. Ameren Missouri has fuel fabrication service contracts through at least 2022.
Natural Gas Supply for Generation
To maintain deliveries to its natural-gas-fired energy centers throughout the year, especially during the summer peak demand, Ameren Missouri’s portfolio of natural gas supply resources includes firm transportation capacity and firm no-notice storage capacity leased from interstate pipelines. Ameren Missouri primarily uses the interstate pipeline systems of Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, and Mississippi River Transmission Corporation to transport natural gas to energy centers. In addition to physical transactions, Ameren Missouri uses financial instruments, including some in the NYMEX futures market and some in the OTC financial markets, to hedge the price paid for natural gas.
Ameren Missouri’s natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its energy centers. This strategy is accomplished by optimizing transportation and storage options and by minimizing cost and price risk through various supply and price-hedging agreements that allow access to multiple natural gas pools, supply basins, and storage services. As of December 31, 2017, Ameren Missouri had price-hedged about 73% of its expected natural gas supply requirements for generation in 2018.
Renewable Energy
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios.
In Missouri, utilities are required to purchase or generate electricity equal to at least 5% of native load sales from renewable energy sources beginning in 2017. That percentage will increase to at least 15% by 2021, subject to an average 1% annual increase on customer rates over any 10-year period. At least 2% of each renewable energy portfolio requirement must be derived from solar energy. In 2017, Ameren Missouri met its renewable energy requirements. Ameren Missouri expects to satisfy the nonsolar requirement in 2018 with its Keokuk energy center and its Maryland Heights energy center, and through a 102-megawatt power purchase agreement with a wind farm operator. The Maryland Heights energy center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating its own solar energy at the O’Fallon energy center and at its headquarters building. See Supply of Electric Power above for renewable energy plans incorporated in Ameren Missouri’s integrated resource plan, filed with the MoPSC in September 2017.
State law required renewable energy resources to equal or exceed 13% of the total electricity that Ameren Illinois supplied to its eligible retail customers for the twelve months ended June 1, 2017. For the 2017 plan year, Ameren Illinois met the renewable energy requirement. Starting June 1, 2017, Ameren Illinois is required to procure renewable energy resources for all of its electric distribution customers, even if an alternative retail electric supplier provides power to the customer. The FEJA requires Ameren Illinois to procure zero-emission credits in an amount equal to approximately 16% of the actual amount of electricity delivered by Ameren Illinois to retail customers in Illinois during calendar year 2014. The zero-emission credit cost recovery mechanism, effective June 1, 2017, fully recovers or refunds, through customer rates, the variance in actual zero-emission credit costs incurred and the amounts collected from customers. Ameren Illinois defers the variance as a regulatory asset or liability, respectively. These requirements were, and will continue to be, satisfied through ongoing IPA procurement events.
State law requires Ameren Illinois to offer rebates for certain net metering customers. The cost of the rebates are deferred as a regulatory asset. It will be included in rate base and earn a return based on the utility’s weighted-average cost of capital. Customers that receive these rebates will be allowed to net their supply service charges, but not their distribution service charges. Beginning in 2017, the FEJA decoupled the electric distribution revenues established in a rate proceeding from the actual sales volumes, which ensures that Ameren Illinois’ electric distribution earnings will not be affected by any reduction in sales volumes.
Energy Efficiency
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate and to help their customers become more efficient users of energy. In Missouri, the MEEIA established a regulatory framework that, among other things, allows electric utilities to recover costs with respect to MoPSC-approved customer energy-efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy-efficiency programs. Missouri does not have a law mandating energy-efficiency standards.
In February 2016, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2016 plan. That plan included a portfolio of customer energy-efficiency programs along with a rider to collect the program costs, the throughput disincentive, and a performance incentive from customers. The throughput disincentive recovery replaced the net shared benefits that were collected under the MEEIA 2013 plan. The MEEIA rider allows Ameren Missouri to collect the throughput disincentive without a traditional rate proceeding until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and throughput disincentive, are reconciled annually to actual results. Ameren Missouri intends to invest $158 million in MEEIA 2016 customer energy-efficiency programs. In addition, similar to the MEEIA 2013 plan, the MoPSC’s order included a performance incentive that provides for additional revenues if certain MEEIA 2016 customer energy-efficiency goals are achieved, including $27 million if 100% of the goals are achieved during the three-year period. Ameren Missouri must achieve at least 25% of its energy efficiency-goals to be eligible for a MEEIA 2016 performance incentive, and can earn more if its energy savings exceed those goals.
State law requires Ameren Illinois to offer customer energy-efficiency programs. In September 2017, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans, as well as mechanisms by which program costs can be recovered from customers. The order authorized electric and natural gas energy-efficiency program expenditures of $394 million and $62 million, respectively, for the period 2018 through 2021. Additionally, as part of its IEIMA capital project investments, Ameren Illinois expects to invest $439 million in smart-grid infrastructure from 2012 to 2021, including smart meters that enable customers to improve their energy efficiency.
Historically, Ameren Illinois has recovered the cost of its energy-efficiency programs as they were incurred. Since June 2017, the FEJA has allowed Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset, and such investments will earn a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. The FEJA also increased the level of electric energy-efficiency saving targets through 2030. Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs through 2030. The ICC can lower the electric energy-efficiency saving goals if sufficient cost-effective measures are not available. The electric energy-efficiency program investments and the return on those investments will be recovered through a rider; they will not be included in the IEIMA formula rate process.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply through agreements with producers, interstate and intrastate firm transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the NYMEX futures market and in the OTC financial markets, are used to hedge the price paid for natural gas. Natural gas purchase costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2017, Ameren Missouri and Ameren Illinois had price-hedged 66% and 75%, respectively, of their expected 2018 natural gas supply requirements.
For additional information on our fuel and purchased power supply, see Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 13 – Related-party Transactions, and Note 14 – Commitments and Contingencies under Part II, Item 8 of this report.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:

•	political, regulatory, and customer resistance to higher rates;

•	the potential for changes in laws, regulations, enforcement efforts, and policies at the state and federal levels;

•
changes to corporate income tax law as a result of the enactment of the TCJA, as well as additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code, and any state income tax reform;

•
cybersecurity risks, including loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or theft or inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information;

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

•	legislation or programs to encourage or mandate energy efficiency and renewable sources of power, such as solar, and the lack of consensus as to who should pay for those programs;

•	pressure on customer growth and usage in light of economic conditions and energy-efficiency initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	a further reduction in the allowed return on common equity on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of a skilled work force, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors on yields of United States Treasury securities, and on allowed rates of return on equity provided by regulators;

•
higher levels of infrastructure and technology investments and adjustments to customer rates associated with the TCJA that are expected to result in negative or decreased free cash flow, which is defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	public concerns about the siting of new facilities;

•
complex new and proposed environmental laws, regulations, and requirements, including air and water quality standards, mercury emissions standards, CCR management requirements, and potential CO2 limitations, which may reduce the frequency at which electric generating units are dispatched based upon their CO2 emissions;

•
public concerns about the potential environmental impacts from the combustion of fossil fuels and some investors’ concerns about investing in energy companies that have fossil fuel-fired generation assets;

•
aging infrastructure and the need to construct new power generation, transmission, and distribution facilities, which have long time frames for completion, with limited long-term ability to predict power and commodity prices, and regulatory requirements;

•	public concerns about nuclear generation, decommissioning and the disposal of nuclear waste; and

•	consolidation of electric and natural gas utility companies.
We are monitoring all these issues. Except as otherwise noted in this report, we are unable to predict what impact, if any, these issues will have on our results of operations, financial position, or liquidity. For additional information, see Risk Factors under Part I, Item 1A, Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2017	2016	2015
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	12,653	13,245	12,903
Commercial	14,384	14,712	14,574
Industrial	4,469	4,790	8,273
Street lighting and public authority	117	125	126
Ameren Missouri retail load subtotal	31,623	32,872	35,876
Off-system	10,640	7,125	7,380
Ameren Missouri total	42,263	39,997	43,256
Ameren Illinois Electric Distribution(a):
Residential	10,985	11,512	11,554
Commercial	12,382	12,583	12,280
Industrial	11,359	11,738	11,863
Street lighting and public authority	515	521	524
Ameren Illinois Electric Distribution total	35,241	36,354	36,221
Eliminate affiliate sales	(440)	(520)	(385)
Ameren total	77,064	75,831	79,092
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,416	$1,421	$1,464
Commercial	1,207	1,223	1,258
Industrial	305	315	469
Other, including street lighting and public authority	115	102	84
Ameren Missouri retail load subtotal	$3,043	$3,061	$3,275
Off-system	370	333	195
Ameren Missouri total	$3,413	$3,394	$3,470
Ameren Illinois Electric Distribution:
Residential	$870	$894	$858
Commercial	527	518	474
Industrial	113	96	124
Other, including street lighting and public authority	58	41	76
Ameren Illinois Electric Distribution total	$1,568	$1,549	$1,532
Ameren Transmission:
Ameren Illinois Transmission(b)	$258	$232	$189
ATXI	168	123	70
Ameren Transmission total	$426	$355	$259
Other and intersegment eliminations	(97)	(102)	(81)
Ameren total	$5,310	$5,196	$5,180

(a)
Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2017, 2016, and 2015, Ameren Illinois procured power on behalf of its customers for 23%, 23%, and 26%, respectively, of its total kilowatthour sales.

(b)	Includes $42 million, $45 million, and $38 million in 2017, 2016, and 2015, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2017	2016	2015
Source of Ameren Missouri energy supply:
Coal	70.9%	66.2%	67.1%
Nuclear	19.0	22.8	23.3
Hydroelectric	3.4	3.3	3.6
Natural gas	0.7	0.7	0.3
Methane gas and solar	0.1	0.1	0.2
Purchased – Wind	0.7	0.8	0.7
Purchased – Other	5.2	6.1	4.8
Ameren Missouri total	100.0%	100.0%	100.0%

Natural Gas Operating Statistics – Year Ended December 31,	2017	2016	2015
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	6	6	7
Commercial	3	3	3
Industrial	1	1	1
Transport	8	8	7
Ameren Missouri total	18	18	18
Ameren Illinois Natural Gas:
Residential	50	52	55
Commercial	15	17	18
Industrial	3	3	3
Transport	98	94	89
Ameren Illinois Natural Gas total	166	166	165
Ameren total	184	184	183
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$77	$77	$84
Commercial	31	30	34
Industrial	4	4	5
Transport and other	14	17	14
Ameren Missouri total	$126	$128	$137
Ameren Illinois Natural Gas:
Residential	$532	$531	$550
Commercial	146	153	163
Industrial	14	12	13
Transport and other	51	58	57
Ameren Illinois Natural Gas total	$743	$754	$783
Other and intercompany eliminations	(2)	(2)	(2)
Ameren total	$867	$880	$918

Rate Base Statistics – At December 31,	2017	2016	2015
Rate Base (in billions):
Coal generation	$2.0	$2.0	$2.0
Natural gas generation	0.4	0.4	0.5
Nuclear and renewables generation	1.9	1.8	1.7
Electric and natural gas transmission and distribution	10.1	9.4	8.2
Rate base total	$14.4	$13.6	$12.4

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, eXtensible Business Reporting Language (XBRL) documents, and any amendments to those reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through a website maintained by the SEC (www.sec.gov). Ameren’s own website is our channel of distribution for material information about the Ameren Companies. Financial and other material information is routinely posted to, and accessible at, Ameren’s website.
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
We are subject to federal, state, and local regulation. This extensive regulatory framework, some of which is more specifically identified in the following risk factors, regulates, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal. Rates are also subject to legislative actions, which are largely outside of our control. Any events that prevent us from recovering our costs in a timely manner or from earning adequate returns on our investments could adversely affect our results of operations, financial position, and liquidity.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. We are exposed to regulatory lag and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve trackers, riders, or other mechanisms that allow electric or natural gas rates to be adjusted without a traditional rate proceeding. These mechanisms could be changed or terminated.
Ameren Missouri’s electric and natural gas utility rates and Ameren Illinois’ natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri’s rates established in those proceedings are primarily based on historical costs and revenues. Ameren Illinois’ natural gas rates established in those proceedings are based on estimated future costs and revenues. Thus the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
Rates include an allowed rate of return on investments established by the regulator, including a return on invested capital, both debt and equity, and an amount for income taxes. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments.
With respect to Ameren Missouri’s electric and natural gas utility rates, in years when capital investments and operations costs rise or customer usage declines below those levels reflected in rates, we may not be able to earn the allowed return established by the regulator. This could result in the deferral or cancellation of planned capital investments, which could reduce the rate base investments on which Ameren Missouri earns a rate of return. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
As a result of its participation in the performance-based formula ratemaking framework established pursuant to the IEIMA and the FEJA, Ameren Illinois’ return on equity for its electric distribution service and its electric energy-efficiency investments is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve certain performance standards and capital spending levels. Failure to meet these requirements could adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity.
Ameren Illinois participates in a performance-based formula ratemaking framework established pursuant to the IEIMA for its electric distribution service. Beginning in 2017, the FEJA allowed Ameren Illinois to recover its electric distribution revenue requirement for a given year, independent of actual sales volumes. Since June 2017, the FEJA has also allowed Ameren Illinois to earn a return on its electric energy-efficiency program investments, which is subject to performance-based formula ratemaking. The ICC annually reviews Ameren Illinois’ rate filings for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs.
The return on equity component under the IEIMA and the FEJA is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking frameworks for both its electric distribution service and its electric energy-efficiency investments is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. With respect to electric distribution service, a 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on its 2018 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the ratemaking formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The regulatory framework applicable to electric distribution service provides for return on equity penalties up to 34 basis points in 2018, and up to 38 basis points in each year from 2019 through 2022, if these performance standards are not met. Beginning in 2018, the regulatory framework applicable to electric energy-efficiency investments provides for increases or decreases of up to 200 basis points to the return on equity. Any adjustments to the return on equity for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals.
Between 2012 and 2021, Ameren Illinois is required to invest a minimum of $625 million in capital projects to modernize its distribution system incremental to its average annual electric distribution service capital projects of $228 million for calendar years 2008 through 2010. Through 2017, Ameren Illinois has invested $508 million in IEIMA capital projects toward its $625 million minimum requirement. If Ameren Illinois does not meet its investment commitments under IEIMA, Ameren Illinois would no longer be eligible to annually update its performance-based formula rates under IEIMA.
Without the extension of formula ratemaking, the IEIMA performance-based formula ratemaking framework expires at the end of 2022. Ameren Illinois would then be required to establish future rates through a traditional rate proceeding with the ICC, which might not result in rates that produce a full or timely recovery of costs or provide for an adequate return on investments. The decoupling provisions of the FEJA do not expire at the end of 2022.
Pursuant to the FEJA, Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021 that will earn a return. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs from 2022 through 2030. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation.

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
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
We are also subject to liability under environmental laws that address the remediation of environmental contamination on property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws and regulations against us. They could allege injury from exposure to hazardous materials, allege a failure to comply with environmental laws and regulations, seek to compel remediation of environmental contamination, or seek to recover damages resulting from that contamination.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2017, Ameren Missouri’s fossil fuel-fired energy centers represented 17% and 33% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the revised National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
Ameren is also subject to risks from changing or conflicting interpretations of existing laws and regulations. The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the power plants implemented modifications. In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. The case then proceeded to the second phase to determine the actions required to remedy the violations found in the liability phase. The EPA previously withdrew all claims for penalties and fines. The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses.
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. In October 2017, the EPA announced a proposal to repeal the Clean Power Plan. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input from stakeholders as to how the EPA should regulate CO2 emissions from existing power plants under the Clean Air Act. Accordingly, we no longer expect the Clean Power Plan to take effect. However, the EPA may issue new requirements that would regulate CO2 emissions from existing power plants. We cannot predict the outcome of the EPA’s future rulemaking or the outcome of any legal challenges relating to such future rulemakings, any of which could have an adverse effect on our results of operations, financial position, and liquidity.
Ameren and Ameren Missouri have incurred and expect to incur significant costs with respect to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri’s coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that Ameren Missouri’s facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations might result in Ameren Missouri closing coal-fired energy centers earlier than planned. If these costs are not recoverable through rates, it could lead to an impairment of assets and reduced revenues. Any of the foregoing could have an adverse effect on our results of operations, financial positions, and liquidity.
The TCJA is complex and significantly affects the Ameren Companies. As a result of the TCJA, the Ameren Companies expect lower operating cash flows, driven by lower customer rates, which may need to be funded through debt and/or equity issuances. Further, additional interpretations, regulations, amendments, and technical corrections to the federal income tax code, as well as the associated treatment by our regulators, may adversely affect our results of operations, financial position, and liquidity.
The TCJA, among other things, reduced the federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. Additionally, the TCJA eliminated 50% accelerated depreciation tax benefits for nearly all regulated utility capital investments made after September 27, 2017. As of December 31, 2017, Ameren recorded a noncash charge to earnings of $154 million as a result of the revaluation of deferred taxes, largely attributable to Ameren (parent). Ameren also reclassified deferred income tax liabilities of $2.4 billion to regulatory liabilities. This reclassification is due to the reduction of the federal statutory corporate income tax rate, which reduced such income tax obligations, and the expected return of funds previously collected from customers. Our rate-regulated businesses recover income taxes in customer rates based on the federal and state statutory corporate income tax rates in effect when the revenue requirements used to determine those rates were established. However, there is a timing difference between when we collect funds from our customers for income taxes and when we pay such taxes. Excess deferred taxes were created as the deferred income tax obligation decreased due to a reduction in the federal statutory corporate income tax rate.
The elimination of 50% accelerated tax depreciation on nearly all capital investments has caused an increase in Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we have been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations, the effect of the reduced federal statutory corporate income tax rate is expected to be a decrease in operating cash flows. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2021. Additionally, operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. Ameren expects a decrease in operating cash flows of approximately $1 billion from 2018 through 2022 (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.4 billion) as a result of the TCJA, and expects an increase in rate base of approximately $1 billion over the same time period (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.5 billion). Over the next five years, Ameren may be required to issue incremental debt and/or equity to fund this reduction in operating cash flows, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. Ameren Missouri and Ameren Illinois expect to fund cash flows needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent), with the intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. As a result of the TCJA, financial metrics used by credit rating agencies may be negatively affected, primarily due to expected decreases in operating cash flows discussed above.
Most of the effects of the TCJA will be reflected in adjusted customer electric and gas rates over time. The regulatory treatment of the effects of the TCJA will be subject to the discretion of the FERC, the MoPSC and the ICC. The period over which the return of excess deferred taxes will occur will ultimately be determined by our regulators.
Certain aspects of the TCJA are unclear. These aspects will require interpretations and regulations from the IRS and state taxing authorities, and the TCJA could be subject to potential amendments and technical corrections, any of which could adversely affect our results of operations, financial position, and liquidity. The revaluation of deferred taxes recorded as of December 31, 2017, may be subject to further adjustment in accordance with additional interpretations or as a result of the IRS audit of the 2017 income tax return, either of which could adversely affect our results of operations, financial position, and liquidity. There may be other material adverse effects resulting from the TCJA that we have not yet identified, each of which could be material in any particular quarterly period.

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
Service interruptions can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to respond promptly to such failures can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, such as those being undertaken for Ameren Illinois’ electric and natural gas delivery systems, our ability to safeguard sensitive customer information and protect our systems from cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect customer satisfaction. Customers’, legislators’, and regulators’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, legislators, or regulators have or develop a negative opinion of us and our utility services, this could result in increased costs associated with regulatory oversight and could affect the returns on common equity we are allowed to earn. Additionally, negative opinions about us could make it more difficult for our utilities to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to federal regulatory compliance and proceedings, which exposes us to the potential for regulatory penalties and other sanctions.
The FERC can impose civil penalties of approximately $1.2 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. Compliance with these mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we were found not to be in compliance with these mandatory reliability standards, FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of its formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.
OPERATIONAL RISKS
The construction of, and capital improvements to, our electric and natural gas utility infrastructure involve substantial risks. These risks include escalating costs, unsatisfactory performance by the projects when completed, the inability to complete projects as scheduled, cost disallowances by regulators, and the inability to earn an adequate return on invested capital, any of which could result in higher costs and facility closures.
We expect to incur significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $11.4 billion (Ameren Missouri – up to $4.5 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.3 billion) of capital expenditures from 2018 through 2022. These estimates do not reflect the potential additional investments identified in Ameren Missouri’s integrated resource plan, which could represent incremental investments of approximately $1 billion through 2020 and are subject to regulatory approval. They also do not reflect potential additional investments that Ameren Missouri could make if improvements in its regulatory frameworks were made. These estimates include allowance for equity funds used during construction. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for materials and labor, the ability to obtain required project approvals, and the ability to obtain necessary rights-of-way and easements. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on reasonable terms, or other events beyond our control could affect the schedule, cost, and performance of these projects. There is a risk that an energy center might not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such pollution control equipment not be installed on time or not perform as expected, Ameren Missouri could be subject to additional costs and to the loss of its investment in the project or facility. All of these project and construction risks could adversely affect our results of operations, financial position, and liquidity.

Ameren and Ameren Illinois may not be able to execute their electric transmission investment plans or to realize the expected return on those investments.
Ameren, through ATXI and Ameren Illinois, is investing significant capital resources in electric transmission. These investments are based on the FERC’s regulatory framework and a rate of return on common equity that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return are subject to changes, including changes as a result of third-party complaints and challenges at the FERC. The regulatory framework may be less favorable or the rate of return may be lower in the future. A pending complaint case filed with the FERC in February 2015 could reduce the allowed return on common equity and could require customer refunds. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren’s and Ameren Illinois’ earnings by an estimated $8 million and $4 million, respectively, based on each company’s 2018 projected rate base.
A significant portion of Ameren’s electric transmission investments consists of three separate ATXI projects, which have been approved by MISO as multi-value projects. As of December 31, 2017, ATXI’s expected remaining investment in all three projects was approximately $300 million, with the total investment expected to be more than $1.6 billion The last of these projects is expected to be completed in 2019. A failure by ATXI to complete these three projects on time and within projected cost estimates could adversely affect Ameren’s results of operations, financial position, and liquidity.
Within MISO, certain new transmission projects which are eligible for regional cost sharing may be subject to competition. Therefore, Ameren may need to compete to build certain future electric transmission projects in its subsidiaries’ service territories. Such competition could limit Ameren’s future transmission investment.
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
Our financial performance depends on the successful operation of electric generation, transmission, and distribution facilities. Operation of electric generation, transmission, and distribution facilities involves many risks, including:

•	facility shutdowns due to operator error, or a failure of equipment or processes;

•	longer-than-anticipated maintenance outages;

•	aging infrastructure that may require significant expenditures to operate and maintain;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used by Ameren Missouri to comply with environmental regulations;

•	lack of adequate water required for cooling plant operations;

•	labor disputes;

•	suppliers and contractors who do not perform as required under their contracts;

•	inability to comply with regulatory or permit requirements, including those relating to environmental laws;

•	disruptions in the delivery of electricity to our customers;

•	handling, storage, and disposition of CCR;

•	unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, solar flares, and electromagnetic pulses;

•	accidents that might result in injury or loss of life, extensive property damage, or environmental damage;

•
cybersecurity risks, including loss of operational control of Ameren Missouri’s energy centers and our transmission and distribution systems and loss of data, including sensitive customer, employee, financial and operating system information, through insider or outsider actions;

•	failure of other operators’ facilities and the effect of that failure on our electric system and customers;

•	the occurrence of catastrophic events such as fires, explosions, acts of sabotage or terrorism, pandemic health events, or other similar events;

•	limitations on amounts of insurance available to cover losses that might arise in connection with operating our electric generation, transmission, and distribution facilities;

•	inability to implement or maintain information systems;

•	failure to keep pace with rapid technological change; and

•	other unanticipated operations and maintenance expenses and liabilities.
The foregoing risks could affect the controls and operations of our facilities or impede our ability to meet regulatory requirements, which could increase operating costs, increase our capital requirements and costs, reduce our revenues or have an adverse effect on our liquidity.
Ameren Missouri’s ownership and operation of a nuclear energy center creates business, financial, and waste disposal risks.
Ameren Missouri’s ownership of the Callaway energy center subjects it to risks associated with nuclear generation, including:

•
potential harmful effects on the environment and human health resulting from radiological releases associated with the operation of nuclear facilities and the storage, handling, and disposal of radioactive materials;

•
continued uncertainty regarding the federal government’s plan to permanently store spent nuclear fuel and, as a result, the need to provide for long-term storage of spent nuclear fuel at the Callaway energy center;

•
limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear facilities, including losses due to market performance and other economic factors that adversely affect the value of the securities in the nuclear decommissioning trust fund;

•	uncertainties about contingencies and retrospective premium assessments relating to claims at the Callaway energy center or any other United States nuclear facilities;

•	public and governmental concerns about the safety and adequacy of security at nuclear facilities;

•	uncertainties about the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;

•
limited availability of fuel supply and our reliance on licensed fuel assemblies that are fabricated by Westinghouse, Callaway energy center’s only NRC-licensed supplier of such assemblies, which is currently in bankruptcy proceedings;

•	costly and extended outages for scheduled or unscheduled maintenance and refueling;

•
the adverse effect of poor market performance and other economic factors on the asset values of nuclear decommissioning trust funds and the corresponding increase, upon MoPSC approval, in customer rates to fund the estimated decommissioning costs; and

•	potential adverse effects of a natural disaster, acts of sabotage or terrorism, including cyber attack, or any accident leading to release of nuclear contamination.
The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear facilities. In the event of noncompliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at the Callaway energy center. In addition, if a serious nuclear incident were to occur, it could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation of any domestic nuclear unit and could also cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. NRC standards relating to seismic risk require Ameren Missouri to further evaluate the impact of an earthquake on its Callaway energy center due to its proximity to a fault line, which could require the installation of additional capital equipment.
Our natural gas distribution and storage activities involve numerous risks that may result in accidents and increased operating costs that could adversely affect our results of operations, financial position, and liquidity.
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. The location of distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas systems could lead to additional capital expenditures, increased regulation, and fines and penalties on natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require significant additional maintenance or replacement that could adversely affect our results of operations, financial position, and liquidity.
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway energy center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. If, at the end of its life, an energy center’s cost has not been fully recovered, Ameren Missouri may be adversely affected if the MoPSC does not allow such cost to be recovered in rates. Ameren Missouri may also be adversely affected if the MoPSC does not allow full or timely recovery of decommissioning costs associated with the retirement of an energy center. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs associated with regulatory oversight. The frequency and duration of customer outages are among the IEIMA performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed return on equity on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.

Energy conservation, energy efficiency, distributed generation, energy storage, and other factors that reduce energy demand could adversely affect Ameren and Ameren Missouri’s results of operations, financial position, and liquidity.
Without a regulatory mechanism to ensure recovery, declines in energy usage will result in an under-recovery of Ameren Missouri’s revenue requirement. Such declines could occur due to a number of factors:

•	Conservation and energy-efficiency programs. Missouri allows for conservation and energy-efficiency programs that are designed to reduce energy demand.

•
Distributed generation and other energy-efficiency efforts. Ameren Missouri is exposed to declining usage from energy-efficiency efforts not related to its energy-efficiency programs, as well as from distributed generation sources, such as solar panels and other technologies. Ameren Missouri generates power at utility-scale energy centers to achieve economies of scale and to produce power at a competitive cost. Some distributed generation technologies have become more cost-competitive, with decreasing costs expected in the future. The costs of these distributed generation technologies may decline over time to a level that is competitive with that of Ameren Missouri’s energy centers. Additionally, technological advances in energy storage may be coupled with distributed generation to reduce the demand for our electric utility services. Increased adoption of these technologies by customers could decrease our revenues if customers cease to use our generation, transmission, and distribution services at current levels. Ameren Missouri might incur stranded costs, which ultimately might not be recovered through rates.

•	Macroeconomic factors. Macroeconomic factors resulting in low economic growth or contraction within Ameren Missouri’s service territories could reduce energy demand.
We are subject to employee work force factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our work force is nearing retirement, including many employees with specialized skills, such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers. We are also party to collective bargaining agreements that collectively represent about 52% of Ameren’s total employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
Our operations are subject to acts of terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. Within our industry, there have been attacks on energy infrastructure, such as substations and related assets, in the past, and there may be more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely impact economic activity in our service territory which, in turn, could adversely affect our results of operations, financial position, and liquidity.
There has been an increase in the number and sophistication of cyber attacks across all industries worldwide. A security breach at our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm resulting from theft or the inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers have access to systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, and/or we could be subject to increased costs associated with regulatory oversight, fines or legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. Insurance might not be adequate to cover losses that arise in connection with these events. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
FINANCIAL, ECONOMIC, AND MARKET RISKS
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed.
We rely on short-term and long-term debt as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance long-term debt. By the end of 2019, $951 million and $457 million of senior secured notes are scheduled to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their short-term debt with long-term debt in 2018 and 2019. The inability to raise debt or equity capital at reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as a recession or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
Ameren’s holding company structure could limit its ability to pay common stock dividends and to service its debt obligations.
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of its operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under affiliate indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on their results of operations, and other items affecting retained earnings, and available cash. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of affiliate borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Increasing costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could adversely affect our financial position and liquidity.
Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total unfunded obligation under its pension and postretirement benefit plans was $551 million as of December 31, 2017. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2017, its investment performance in 2017, and its pension funding policy, Ameren expects to make annual contributions of less than $1 million to $60 million in each of the next five years, with aggregate estimated contributions of $120 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
In addition to the costs of our retirement plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. Future legislative changes related to health care could also significantly change our benefit programs and costs. The increasing costs and funding requirements associated with our defined benefit retirement plans, health care plans, and other employee benefits could increase our financing needs and otherwise adversely affect our financial position and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
For information on our principal properties, see the energy center table below. See also Liquidity and Capital Resources and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report for a discussion of planned additions, replacements or transfers. See also Note 5 – Long-term Debt and Equity Financings and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
The following table shows the anticipated capability of Ameren Missouri’s energy centers at the time of Ameren Missouri’s expected 2018 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie	Franklin County, Missouri	2,372,000
	Rush Island	Jefferson County, Missouri	1,178,000
	Sioux	St. Charles County, Missouri	972,000
	Meramec(b)	St. Louis County, Missouri	591,000
Total coal			5,113,000
Nuclear	Callaway	Callaway County, Missouri	1,194,000
Hydroelectric	Osage	Lakeside, Missouri	240,000
	Keokuk	Keokuk, Iowa	144,000
Total hydroelectric			384,000
Pumped-storage	Taum Sauk	Reynolds County, Missouri	440,000
Oil (CTs)	Fairgrounds	Jefferson City, Missouri	55,000
	Meramec	St. Louis County, Missouri	55,000
	Mexico	Mexico, Missouri	54,000
	Moberly	Moberly, Missouri	54,000
	Moreau	Jefferson City, Missouri	54,000
Total oil			272,000
Natural gas (CTs)	Audrain(c)	Audrain County, Missouri	608,000
	Venice(d)	Venice, Illinois	491,000
	Goose Creek	Piatt County, Illinois	438,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	304,000
	Meramec(b)(d)(e)	St. Louis County, Missouri	281,000
	Kinmundy(d)	Kinmundy, Illinois	208,000
	Peno Creek(c)(d)	Bowling Green, Missouri	192,000
Total natural gas			2,838,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O’Fallon	O’Fallon, Missouri	3,000
Total Ameren and Ameren Missouri			10,252,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	All coal-fueled kilowatts and 236,000 natural-gas-fueled kilowatts at the Meramec energy center are scheduled for retirement in 2022.

(c)	There are economic development lease arrangements applicable to these CTs.

(d)	These CTs have the capability to operate on either oil or natural gas (dual fuel).

(e)	Two of its three units are steam-powered.
The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2017:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,970	4,638
Circuit miles of electric distribution lines	33,414	45,899
Percentage of circuit miles of electric distribution lines underground	23%	15%
Miles of natural gas transmission and distribution mains	3,379	18,393
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 303 miles of transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions are as follows:

•
A portion of Ameren Missouri’s Osage energy center reservoir, certain facilities at Ameren Missouri’s Sioux energy center, most of Ameren Missouri’s Peno Creek and Audrain CT energy centers, Ameren Missouri’s Maryland Heights energy center, certain substations, and most transmission and distribution lines and natural gas mains are situated on lands occupied under leases, easements, franchises, licenses, or permits. The United States or the state of Missouri may own or may have paramount rights with respect to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.

•
The United States, the state of Illinois, the state of Iowa, or the city of Keokuk, Iowa, may own or may have paramount rights with respect to certain lands lying in the bed of the Mississippi River on which a portion of Ameren Missouri’s Keokuk energy center is located.

Substantially all of the properties and plant of Ameren Missouri and Ameren Illinois are subject to the liens of the indentures securing their mortgage bonds.
Ameren Missouri has conveyed most of its Peno Creek CT energy center to the city of Bowling Green, Missouri, and leased the energy center back from the city through 2022. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property, plant, and equipment will become subject to the lien of any Ameren Missouri first mortgage bond indenture then in effect.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as lessee of the CT energy center under a long-term lease with Audrain County. The lease will expire in December 2023. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property, plant, and equipment will become subject to the lien of any Ameren Missouri first mortgage bond indenture then in effect.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report and are incorporated herein by reference, include the following:

•
Ameren Missouri’s proceeding with the MoPSC to investigate how the effect of the reduction in the federal statutory corporate income tax rate enacted under TCJA should be reflected in rates paid by electric and natural gas customers;

•	Ameren Illinois’ proceeding with the ICC to pass through to its natural gas customers the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA;

•	Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018;

•
the request filed by MISO participants, including Ameren Illinois and ATXI, with the FERC to allow revisions to 2018 electric transmission rates to reflect the impacts of the reduction in the federal statutory corporate income tax rate enacted under the TCJA;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri with respect to the EPA Clean Air Act; and

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2017, all their positions and offices held with the Ameren Companies as of February 15, 2018, their tenures as officers, and their business backgrounds for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.
AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	56	Chairman, President and Chief Executive Officer, and Director
Baxter joined Ameren Missouri in 1995. He was elected to the positions of executive vice president and chief financial officer of Ameren, Ameren Missouri, Ameren Illinois, and Ameren Services in 2003. He was elected chairman, president, chief executive officer, and chief financial officer of Ameren Services in 2007. In 2009, he was elected chairman, president and chief executive officer of Ameren Missouri. In 2014, he was elected chairman, president, and chief executive officer of Ameren, and relinquished his positions at Ameren Missouri.

Martin J. Lyons, Jr.	51	Executive Vice President and Chief Financial Officer
Lyons joined Ameren Services in 2001. In 2008, he was elected senior vice president and chief accounting officer of the Ameren Companies. In 2009, he was also elected chief financial officer of the Ameren Companies. In 2013, he was elected executive vice president and chief financial officer of the Ameren Companies, and relinquished his duties as chief accounting officer. In 2016, he was elected chairman and president of Ameren Services.

Gregory L. Nelson	60	Senior Vice President, General Counsel, and Secretary
Nelson joined Ameren Missouri in 1995. He was elected vice president and tax counsel of Ameren Services in 1999 and vice president of Ameren Missouri and Ameren Illinois in 2003. In 2010, he was elected vice president, tax and deputy general counsel of Ameren Services. He remained vice president of Ameren Missouri and Ameren Illinois. In 2011, he was elected senior vice president, general counsel and secretary of the Ameren Companies.

Bruce A. Steinke	56	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, he relinquished his positions at Ameren Illinois. In 2013, he was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held
Mark C. Birk	53	Senior Vice President, Customer and Power Operations (Ameren Missouri)
Birk joined Ameren Missouri in 1986. In 2005, he was elected vice president, power operations, of Ameren Missouri. In 2012, he was elected senior vice president, corporate planning, of Ameren Services. In 2014, he was also elected senior vice president, oversight, of Ameren Services, and in 2015, he was elected senior vice president, corporate safety, planning and operations oversight. In January 2017, he was elected senior vice president, customer operations, at Ameren Missouri and relinquished his positions at Ameren Services. In October 2017, he was elected senior vice president, customer and power operations, at Ameren Missouri.

Fadi M. Diya	55	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, he was elected vice president, nuclear operations, of Ameren Missouri. In 2014, he was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	61	Senior Vice President and Chief Information Officer (Ameren Services)
Heger joined Ameren Missouri in 1976. In 2009, she was elected vice president, information technology, of Ameren Services, and in 2012, she was also elected chief information officer of Ameren Services. In 2015, she was elected senior vice president and chief information officer of Ameren Services.

Mark C. Lindgren	50	Senior Vice President, Corporate Communications and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, he was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In 2015, he was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	62	Chairman and President (Ameren Illinois)
Mark joined Ameren Services in 2002 as vice president, customer service. In 2003, he was elected vice president, governmental policy and consumer affairs, of Ameren Services. In 2005, he was elected senior vice president, customer operations, of Ameren Missouri. In 2007, he relinquished his position at Ameren Services. In 2012, he relinquished his position at Ameren Missouri and was elected chairman and president of Ameren Illinois.

Michael L. Moehn	48	Chairman and President (Ameren Missouri)
Moehn joined Ameren Services in 2000. In 2004, he was elected vice president, corporate planning, of Ameren Services. In 2008, he was elected senior vice president, corporate planning and business risk management, of Ameren Services. In 2012, he was elected senior vice president, customer operations, of Ameren Missouri, and relinquished his position at Ameren Services. In 2014, he was elected chairman and president of Ameren Missouri.

Shawn E. Schukar	56	Chairman and President (ATXI)
Schukar joined a predecessor company of Ameren Illinois in 1984. In 2005, he was elected vice president, commercial RTO operations, of Ameren Services. In 2013, he was elected senior vice president, transmission operations, construction and project management, of ATXI. In May 2017, he was elected chairman and president of ATXI.

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

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 47,748 on January 31, 2018. The following table presents the price ranges, closing prices, and dividends declared per Ameren common share for each quarter during 2017 and 2016:

	High	Low	Close	Dividends Declared
2017 Quarter Ended:
March 31	$56.57	$51.35	$54.59	$0.44
June 30	57.21	53.72	54.67	0.44
September 30	60.91	53.54	57.84	0.44
December 31	64.89	57.67	58.99	0.4575
2016 Quarter Ended:
March 31	$50.16	$41.50	$50.10	$0.425
June 30	53.59	46.29	53.58	0.425
September 30	54.08	47.79	49.18	0.425
December 31	52.88	46.84	52.46	0.44
There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
The following table sets forth the quarterly common stock dividend payments made by Ameren and its registrant subsidiaries during 2017 and 2016:

	2017				2016
(In millions)	Quarter Ended				Quarter Ended
Registrant	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Ameren Missouri	$30	$160	$112	$60	$70	$75	$70	$140
Ameren Illinois	—	—	—	—	15	35	30	30
Ameren	111	106	107	107	107	103	103	103
On February 9, 2018, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 45.75 cents per share. The common share dividend is payable March 29, 2018, to shareholders of record on March 14, 2018.
For a discussion of restrictions on the Ameren Companies’ payment of dividends, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report.
Purchases of Equity Securities
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2017	—	$—	—	—
November 1 – November 30, 2017(a)	5,232	62.35	—	—
December 1 – December 31, 2017	—	—	—	—
Total	5,232	$62.35	—	—

(a)
The shares of Ameren common stock were purchased in open-market transactions in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards issued under its stock-based compensation plans. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2017, to December 31, 2017.

Performance Graph
The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2017. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2012, in Ameren common stock and in each of the indices shown, and it assumes that all of the dividends were reinvested.

250
200
150
100
50
2012
2013
2014
2015
2016
2017
AEE
S&P 500 Index
EEI Index

December 31,	2012	2013	2014	2015	2016	2017
Ameren (AEE)	$100.00	$123.31	$163.67	$159.79	$200.79	$232.84
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
EEI Index	100.00	113.01	145.68	140.00	164.42	183.69
Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013
Ameren(a):
Operating revenues	$6,177	$6,076	$6,098	$6,053	$5,838
Operating income(b)	1,458	1,381	1,259	1,254	1,184
Income from continuing operations(c)	529	659	585	593	518
Income (loss) from discontinued operations, net of taxes(d)	—	—	51	(1)	(223)
Net income attributable to Ameren common shareholders	523	653	630	586	289
Common stock dividends	431	416	402	390	388
Continuing operations earnings per share – basic	2.16	2.69	2.39	2.42	2.11
Continuing operations earnings per share – diluted	2.14	2.68	2.38	2.40	2.10
Common stock dividends per share	1.778	1.715	1.655	1.61	1.60
As of December 31:
Total assets(e)	$25,945	$24,699	$23,640	$22,289	$20,907
Long-term debt, excluding current maturities	7,094	6,595	6,880	6,085	5,475
Total Ameren Corporation shareholders’ equity	7,184	7,103	6,946	6,713	6,544
Ameren Missouri:
Operating revenues	$3,539	$3,523	$3,609	$3,553	$3,541
Operating income(b)	747	745	742	785	803
Net income available to common shareholder(c)	323	357	352	390	395
Dividends to parent	362	355	575	340	460
As of December 31:
Total assets	$14,043	$14,035	$13,851	$13,474	$12,867
Long-term debt, excluding current maturities	3,577	3,563	3,844	3,861	3,631
Total shareholders’ equity	4,081	4,090	4,082	4,052	3,993
Ameren Illinois:
Operating revenues	$2,528	$2,490	$2,466	$2,498	$2,311
Operating income	580	544	466	450	415
Net income available to common shareholder	268	252	214	201	160
Dividends to parent	—	110	—	—	110
As of December 31:
Total assets	$10,345	$9,474	$8,903	$8,204	$7,397
Long-term debt, excluding current maturities	2,373	2,338	2,342	2,224	1,844
Total shareholders’ equity	3,310	3,034	2,897	2,661	2,448

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes a $69 million provision recorded in 2015 for all of the previously capitalized COL costs relating to the cancelled second nuclear unit at its Callaway energy center.

(c)
Includes an increase to income tax expense of $154 million and $32 million recorded in 2017 as a result of the TCJA at Ameren and Ameren Missouri, respectively. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information.

(d)	See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.

(e)
Includes total assets from discontinued operations of $165 million at December 31, 2013, and immaterial balances at December 31, 2017, 2016, 2015, and 2014. Total assets from discontinued operations are included in “Other current assets” on Ameren’s balance sheet.

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
Below is a summary description of Ameren’s principal subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and placed the Spoon River project in service in February 2018.

Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI. See Note 15 – Segment Information under Part II, Item 8, of this report for further discussion of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ Segments.
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
OVERVIEW
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. In 2017, Ameren continued to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks. It invested $1.4 billion of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
In March 2017, the MoPSC issued an order approving a unanimous stipulation and agreement in Ameren Missouri’s July 2016 regulatory rate review. The electric rate order resulted in a $92 million increase in Ameren Missouri’s revenue requirement, a $54 million decrease in the base level of net energy costs, and a $26 million reduction in the base level of certain tracked expenses, compared with the amounts in the MoPSC’s April 2015 rate order. The new rates and base level of expenses became effective on April 1, 2017. In September 2017, Ameren Missouri filed its nonbinding 20-year integrated resource plan with the MoPSC. This plan includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states, and adding 100 megawatts of solar generation over the next 10 years. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. The plan also provides for expanding renewable generation, retiring coal-fired energy centers as they reach the end of their useful lives, expanding customer energy-efficiency programs, and adding cost-effective demand response programs. The new renewable energy sources identified in Ameren Missouri’s plan could represent incremental investments of approximately $1 billion through 2020. In connection with the integrated resource plan filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by

2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of its useful life.
In January 2017, Ameren Illinois implemented provisions of the FEJA that improved the constructive regulatory framework of its electric distribution business. The FEJA decoupled electric distribution revenues established in a rate proceeding from actual sales volumes. It provided that any revenue changes driven by actual electric distribution sales volumes differing from sales volumes that are reflected in that year’s rates be collected from, or refunded to, customers within two years. Also, since June 2017, the FEJA has allowed Ameren Illinois to defer the costs of its electric energy-efficiency program as a regulatory asset and earn a return on those investments. The regulatory asset earns a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency program investments can also be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $49 million, which included an estimated $42 million of annual revenues that would otherwise be recovered under a QIP rider. The request was based on a 10.3% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion.
In the third quarter of 2017, ATXI finalized an alternative project route and reached agreements with Ameren Missouri and an electric cooperative in northeast Missouri to locate almost all of the Mark Twain project on existing line corridors. It also received assents for road crossings from the five affected counties in northeast Missouri. In January 2018, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. ATXI plans to begin construction in the second quarter of 2018 and to complete the project by the end of 2019.
In October 2017, Ameren’s board of directors increased the quarterly common stock dividend to 45.75 cents per share, resulting in an annualized equivalent dividend rate of $1.83 per share.
Earnings
Net income attributable to Ameren common shareholders from continuing operations was $523 million, or $2.14 per diluted share, for 2017, and $653 million, or $2.68 per diluted share, for 2016. Net income was unfavorably affected in 2017, compared with 2016, by increased income tax expense due to a noncash charge to earnings for the revaluation of deferred taxes primarily at Ameren (parent) as a result of the TCJA and the increase in the Illinois income tax rate. Earnings were also unfavorably affected in 2017, compared with 2016, by decreased demand, primarily at Ameren Missouri, due to milder temperatures in 2017, by the absence in 2017 of the MEEIA 2013 performance incentive, and by increased depreciation and amortization expenses at Ameren Missouri. Net income was favorably affected in 2017, compared with 2016, by an increase in base rates, and lower base level of expenses at Ameren Missouri, pursuant to the MoPSC’s March 2017 electric rate order, and by increased investments in infrastructure at the Ameren Illinois Electric Distribution and Ameren Transmission segments, which reflect Ameren’s strategy to allocate incremental capital to those businesses.
After the application of jurisdictional regulatory recovery mechanisms, the effect of the revaluation of deferred taxes as a result of the TCJA was a decrease to Ameren’s and Ameren Missouri’s net income of $154 million and $36 million, respectively, while the effect on Ameren Illinois’ net income was immaterial.
Liquidity
At December 31, 2017, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.6 billion.
Capital Expenditures
In 2017, Ameren continued to make significant investment in its utility businesses by making capital expenditures of $0.8 billion, $0.5 billion, $0.2 billion, and $0.6 billion in Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, respectively. For 2018 through 2022, Ameren’s cumulative capital expenditures are projected to range from $10.5 billion to $11.4 billion. The projected spending by segment includes up to $4.5 billion, $2.5 billion, $1.7 billion, and $2.7 billion for Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, respectively.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation.

This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, within the frameworks established by our regulators.
Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. As described below, we have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution service businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution service business, and a FAC for Ameren Missouri’s electric utility business.
Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Ameren Missouri accrues net energy costs that exceed the amount set in base rates (FAC under-recovery) as a regulatory asset. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense to reduce the previously recognized FAC regulatory asset. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the throughput disincentive, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional rate proceeding. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order.
Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers. The FEJA also provides Ameren Illinois with cost recovery of renewable energy credit compliance, zero-emission credits, and energy-efficiency investments as well as a return on those electric energy-efficiency investments. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois’ electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois employs other cost recovery mechanisms for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expense and costs of certain asbestos-related claims not recovered in base rates. Ameren Illinois’ natural gas business also has the QIP rider, which provides for recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
Ameren Illinois’ electric distribution service rates are reconciled annually to its actual revenue requirement and allowed return on equity, under a formula ratemaking process effective through 2022. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years.
Ameren Illinois’ electric distribution service revenue requirement is based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity component under the IEIMA and the FEJA is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking frameworks for both its electric distribution service and its electric energy-efficiency investments is directly correlated to the yields on such bonds. Beginning in 2017, the FEJA also provides that Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes.
FERC’s electric transmission formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed return on equity. Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These rates are updated each January with forecasted information. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is collected from, or refunded to, customers within two years. The total return on equity currently allowed for Ameren Illinois’ and ATXI’s electric transmission service businesses is 10.82% and is subject to a FERC complaint case. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of Ameren Missouri’s energy centers and our transmission and distribution systems and the level and timing of operations and maintenance costs and capital investment are key factors that we seek to manage in order to optimize our results of operations, financial position, and liquidity.

Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Net income attributable to Ameren common shareholders	$523	$653	$630
Earnings per common share – diluted	2.14	2.68	2.59
Net income attributable to Ameren common shareholders – continuing operations	523	653	579
Earnings per common share – diluted – continuing operations	2.14	2.68	2.38
2017 versus 2016
Net income attributable to Ameren common shareholders from continuing operations in 2017 decreased $130 million, or $0.54 per diluted share, from 2016. The decrease was due to an increase in net loss of $125 million for activity not reported as part of a segment, primarily at Ameren (parent), and a net income decrease of $34 million at Ameren Missouri, both of which were primarily due to the enactment of the TCJA. The decrease was partially offset by a $23 million and a $5 million increase in net income from Ameren Transmission and Ameren Illinois Electric Distribution, respectively.
Compared with 2016, 2017 earnings per share from continuing operations were unfavorably affected by:

•
an increase in income tax expense, primarily at Ameren (parent), due to the revaluation of deferred taxes, as a result of a decrease in the federal statutory corporate income tax rate resulting from enactment of the TCJA (63 cents per share), and an increase in the Illinois corporate income tax rate (6 cents per share), as discussed in Note 12 – Income Taxes under Part II, Item 8, of this report;

•	decreased demand primarily at Ameren Missouri due to milder winter and summer temperatures in 2017 (estimated at 15 cents per share);

•	the absence in 2017 of a MEEIA 2013 performance incentive at Ameren Missouri recognized in 2016 (7 cents per share);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri resulting from additional electric property, plant, and equipment (6 cents per share); and

•
increased transmission services charges at Ameren Missouri resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities (2 cents per share).

Compared with 2016, 2017 earnings per share from continuing operations were favorably affected by:

•
an increase in base rates, net of increased revenues in 2016 from the suspension of operations at the New Madrid Smelter, and lower base level of expenses at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report (32 cents per share);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base, partially offset by a lower recognized return on equity (9 cents per share);

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment as well as a higher recognized return on equity (4 cents per share); and

•
decreased income tax expense, excluding the effect of corporate income tax rate changes discussed above, primarily at Ameren (parent) resulting from changes in the valuation allowance for charitable contributions, tax benefits related to company-owned life insurance, and tax credits in 2017, partially offset by a lower income tax benefit in 2017 related to share-based compensation compared with 2016 (1 cent per share).

The cents per share information presented above is based on the diluted average shares outstanding in 2016. Pretax amounts have been presented net of income taxes, using Ameren’s 2016 statutory tax rate of 39%.
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

•	the absence of a provision recognized in 2015, as a result of Ameren Missouri’s discontinued efforts to license and build a second nuclear unit at its Callaway energy center site (18 cents per share);

•	increased demand due to warmer summer temperatures in 2016, partially offset by milder winter temperatures (estimated at 15 cents per share);

•	higher natural gas distribution rates at Ameren Illinois pursuant to a December 2015 order (11 cents per share);

•	an income tax benefit recorded at Ameren (parent) pursuant to the adoption of new accounting guidance related to share-based compensation (9 cents per share);

•
decreased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri (7 cents per share). This was due, in part, to a reduction in energy center maintenance costs, excluding the cost of the Callaway energy center’s scheduled refueling and maintenance outage (discussed below), and reduced electric distribution maintenance expenditures; and

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment, partially offset by a lower return on equity resulting from a reduction in the 30-year United States Treasury bond yields (2 cents per share).

Compared with 2015, 2016 earnings per share from continuing operations were unfavorably affected by:

•	the absence in 2016 of MEEIA net shared benefits due to the expiration of MEEIA 2013, partially offset by the recognition of a MEEIA 2013 performance incentive (15 cents per share);

•	decreased Ameren Missouri sales to the New Madrid Smelter resulting from a reduction in operations at the smelter (15 cents per share);

•	the cost of the Callaway energy center’s scheduled refueling and maintenance outage in 2016. There was no Callaway refueling and maintenance outage in 2015 (7 cents per share);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri, primarily resulting from additional electric property, plant, and equipment (4 cents per share);

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

The cents per share information presented above is based on the diluted average shares outstanding in 2015. Pretax amounts have been presented net of income taxes, using Ameren’s 2015 statutory tax rate of 39%.
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

Below is Ameren’s table of income statement components by segment for the years ended December 31, 2017, 2016, and 2015:

2017	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Electric margins	$2,431	$1,109	$—	$426	$(31)	$3,935
Natural gas margins	79	—	479	—	(2)	556
Other revenues	—	1	—	—	(1)	—
Other operations and maintenance	(902)	(512)	(224)	(63)	41	(1,660)
Depreciation and amortization	(533)	(239)	(59)	(60)	(5)	(896)
Taxes other than income taxes	(328)	(74)	(60)	(6)	(9)	(477)
Other income and (expenses)	40	3	(3)	1	(3)	38
Interest charges	(207)	(73)	(36)	(67)	(8)	(391)
Income taxes	(254)	(83)	(36)	(90)	(113)	(576)
Net income (loss)	326	132	61	141	(131)	529
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$323	$131	$60	$140	$(131)	$523
2016
Electric margins	$2,397	$1,105	$—	$355	$(27)	$3,830
Natural gas margins	79	—	462	—	(2)	539
Other revenues	1	—	—	—	(1)	—
Other operations and maintenance	(893)	(538)	(215)	(60)	30	(1,676)
Depreciation and amortization	(514)	(226)	(55)	(43)	(7)	(845)
Taxes other than income taxes	(325)	(72)	(58)	(4)	(8)	(467)
Other income and (expenses)	42	8	(1)	2	(9)	42
Interest charges	(211)	(72)	(34)	(58)	(7)	(382)
Income taxes	(216)	(78)	(39)	(74)	25	(382)
Net income (loss)	360	127	60	118	(6)	659
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$357	$126	$59	$117	$(6)	$653
2015
Electric margins	$2,481	$1,074	$—	$259	$(26)	$3,788
Natural gas margins	80	—	425	—	(2)	503
Other revenues	2	—	—	—	(2)	—
Other operations and maintenance	(925)	(532)	(219)	(56)	38	(1,694)
Provision for Callaway construction and operating license	(69)	—	—	—	—	(69)
Depreciation and amortization	(492)	(212)	(52)	(33)	(7)	(796)
Taxes other than income taxes	(335)	(72)	(56)	(2)	(8)	(473)
Other income and (expenses)	41	8	(1)	2	(6)	44
Interest charges	(219)	(71)	(35)	(35)	5	(355)
Income taxes	(209)	(71)	(24)	(51)	(8)	(363)
Income (loss) from continuing operations	355	124	38	84	(16)	585
Income from discontinued operations, net of taxes	—	—	—	—	51	51
Net income	355	124	38	84	35	636
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income attributable to Ameren common shareholders	$352	$123	$37	$83	$35	$630

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2017, 2016, and 2015:

2017	Electric Distribution	Natural Gas	Transmission	Total
Electric margins	$1,109	$—	$258	$1,367
Natural gas margins	—	479	—	479
Other revenues	1	—	—	1
Other operations and maintenance	(512)	(224)	(53)	(789)
Depreciation and amortization	(239)	(59)	(43)	(341)
Taxes other than income taxes	(74)	(60)	(3)	(137)
Other income and (expenses)	3	(3)	1	1
Interest charges	(73)	(36)	(35)	(144)
Income taxes	(83)	(36)	(47)	(166)
Net income	132	61	78	271
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$131	$60	$77	$268
2016
Electric margins	$1,105	$—	$232	$1,337
Natural gas margins	—	462	—	462
Other operations and maintenance	(538)	(215)	(51)	(804)
Depreciation and amortization	(226)	(55)	(38)	(319)
Taxes other than income taxes	(72)	(58)	(2)	(132)
Other income and (expenses)	8	(1)	2	9
Interest charges	(72)	(34)	(34)	(140)
Income taxes	(78)	(39)	(41)	(158)
Net income	127	60	68	255
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$126	$59	$67	$252
2015
Electric margins	$1,074	$—	$189	$1,263
Natural gas margins	—	425	—	425
Other operations and maintenance	(532)	(219)	(46)	(797)
Depreciation and amortization	(212)	(52)	(31)	(295)
Taxes other than income taxes	(72)	(56)	(2)	(130)
Other income and (expenses)	8	(1)	2	9
Interest charges	(71)	(35)	(25)	(131)
Income taxes	(71)	(24)	(32)	(127)
Net income	124	38	55	217
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$123	$37	$54	$214
Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2017 compared with 2016, as well as 2016 compared with 2015. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Electric and Natural Gas Margins
2017 versus 2016	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(65)	$(5)	$—	$—	$—	$(70)
Base rates (estimate)	61	42	—	71	—	174
Recovery of power restoration efforts provided to other utilities	7	1	—	—	—	8
Sales volume (excluding the New Madrid Smelter and estimated effect of weather)	(6)	—	—	—	—	(6)
Off-system sales and capacity revenues	22	—	—	—	—	22
MEEIA 2013 performance incentive	(28)	—	—	—	—	(28)
Transmission services revenues	11	—	—	—	—	11
Other	4	(1)	—	—	5	8
Cost recovery mechanisms – offset in fuel and purchased power(c)	(11)	18	—	—	—	7
Other cost recovery mechanisms(d)	24	(36)	—	—	—	(12)
Total electric revenue change	$19	$19	$—	$71	$5	$114
Fuel and purchased power change:
Energy costs (excluding the New Madrid Smelter and estimated effect of weather)	$(22)	$—	$—	$—	$—	$(22)
Effect of weather (estimate)(b)	13	(1)	—	—	—	12
Effect of lower net energy costs included in base rates	39	—	—	—	—	39
Transmission services charges	(16)	—	—	—	—	(16)
Other	(10)	4	—	—	(9)	(15)
Cost recovery mechanisms – offset in electric revenue(c)	11	(18)	—	—	—	(7)
Total fuel and purchased power change	$15	$(15)	$—	$—	$(9)	$(9)
Net change in electric margins	$34	$4	$—	$71	$(4)	$105
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$—	$—	$—	$—	$(4)
QIP rider	—	—	12	—	—	12
Other	—	—	(3)	—	—	(3)
Cost recovery mechanisms – offset in natural gas purchased for resale(c)	2	—	(28)	—	—	(26)
Other cost recovery mechanisms(d)	—	—	8	—	—	8
Total natural gas revenue change	$(2)	$—	$(11)	$—	$—	$(13)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(c)	(2)	—	28	—	—	26
Total natural gas purchased for resale change	$2	$—	$28	$—	$—	$30
Net change in natural gas margins	$—	$—	$17	$—	$—	$17

2016 versus 2015	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$57	$15	$—	$—	$—	$72
Base rates (estimate)	48	38	—	102	—	188
Sales volume (excluding the New Madrid Smelter and estimated effect of weather)	7	—	—	—	—	7
New Madrid Smelter revenues	(129)	—	—	—	—	(129)
Off-system sales and capacity revenues	153	—	—	—	—	153
MEEIA 2013 net shared benefits	(85)	—	—	—	—	(85)
MEEIA 2013 performance incentive	28	—	—	—	—	28
Transmission services revenues	3	—	—	—	—	3
Purchased power rider order in 2015	—	(15)	—	—	—	(15)
Other	(1)	(1)	—	(6)	(21)	(29)
Cost recovery mechanisms – offset in fuel and purchased power(c)	(118)	(22)	—	—	—	(140)
Other cost recovery mechanisms(d)	(39)	2	—	—	—	(37)
Total electric revenue change	$(76)	$17	$—	$96	$(21)	$16
Fuel and purchased power change:
Energy costs (excluding the New Madrid Smelter and estimated effect of weather)	$(145)	$—	$—	$—	$—	$(145)
New Madrid Smelter energy costs	72	—	—	—	—	72
Effect of weather (estimate)(b)	(9)	(8)	—	—	—	(17)
Effect of higher net energy costs included in base rates	(34)	—	—	—	—	(34)
Transmission services charges	(16)	—	—	—	—	(16)
Other	6	—	—	—	20	26
Cost recovery mechanisms – offset in electric revenue(c)	118	22	—	—	—	140
Total fuel and purchased power change	$(8)	$14	$—	$—	$20	$26
Net change in electric margins	$(84)	$31	$—	$96	$(1)	$42
Natural gas revenue change:
Effect of weather (estimate)(b)	$(7)	$—	$13	$—	$—	$6
Base rates (estimate)	—	—	42	—	—	42
Other	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(c)	(2)	—	(76)	—	—	(78)
Other cost recovery mechanisms(d)	—	—	(10)	—	—	(10)
Total natural gas revenue change	$(9)	$—	$(29)	$—	$—	$(38)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$6	$—	$(10)	$—	$—	$(4)
Cost recovery mechanisms – offset in natural gas revenue(c)	2	—	76	—	—	78
Total natural gas purchased for resale change	$8	$—	$66	$—	$—	$74
Net change in natural gas margins	$(1)	$—	$37	$—	$—	$36

(a)
Includes an increase in transmission margins of $26 million and $43 million in 2017 and 2016, respectively, at Ameren Illinois. The 2017 increase in transmission margins at Ameren Illinois is the change in base rates (estimate) of $26 million. The 2016 increase in transmission margins at Ameren Illinois is the sum of the change in base rates (estimate) of $49 million and the change in Other of -$6 million.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)
Includes amounts for power supply, renewable energy adjustment, zero-emission credits, transmission services, and purchased natural gas cost recovery mechanisms, as well as FAC recoveries. Electric and natural gas revenue changes are offset by corresponding changes in fuel, purchased power, and natural gas purchased for resale, resulting in no change to electric and natural gas margins.

(d)
Includes amounts for bad debt, energy-efficiency programs, and environmental remediation cost recovery mechanisms, as well as gross receipts tax revenues. See Other Operations and Maintenance Expenses or Taxes Other Than Income Taxes in this section for the related offsetting increase or decrease to expense. These items have no overall impact on earnings.

2017 versus 2016
Ameren
Ameren’s electric margins increased $105 million, or 3%, in 2017 compared with 2016, primarily because of increased margins at Ameren Transmission and Ameren Missouri. Ameren’s natural gas margins increased $17 million, or 3%, in 2017 compared with 2016, because of increased margins at Ameren Illinois Natural Gas.

Ameren Transmission
Ameren Transmission’s margins increased $71 million, or 20%, in 2017 compared with 2016. Margins were favorably affected by increased capital investment, as evidenced by an increase in rate base of 23% in 2017 compared with 2016, as well as higher recoverable costs in 2017 compared with 2016 under forward-looking formula ratemaking. Margins were unfavorably affected by the absence in 2017 of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.
Ameren Missouri
Ameren Missouri’s electric margins increased $34 million, or 1%, in 2017 compared with 2016. Ameren Missouri’s natural gas margins were comparable between years.
The following items had a favorable effect on Ameren Missouri’s electric margins in 2017 compared with 2016:

•
Higher electric base rates, effective April 1, 2017, as a result of the March 2017 MoPSC electric rate order, which increased margins by an estimated $100 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$61 million) and the effect of lower net energy costs included in base rates (+$39 million) in the Electric and Natural Gas Margins table above. Higher electric base rates incorporated the effect of the suspension of operations at the New Madrid Smelter.

•	Increased transmission services revenues due to additional rate base investment, which increased margins by $11 million.

•	The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts primarily caused by hurricane damage, which increased revenues by $7 million.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2017 compared with 2016:

•
Summer temperatures were milder in 2017 compared with 2016, as cooling degree-days decreased 10%. The effect of weather decreased margins by an estimated $52 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$65 million) and the effect of weather (estimate) on fuel and purchased power (+$13 million) in the Electric and Natural Gas Margins table above.

•
The absence of the MEEIA 2013 performance incentive, which decreased margins by $28 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA 2013 performance incentive.

•
Increased transmission services charges resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities, which decreased margins by $16 million.

•
Excluding the effect of reduced sales to the New Madrid Smelter, the estimated effect of weather, and the estimated effects of MEEIA 2016 customer energy-efficiency programs, total retail sales volumes decreased by less than 1%, which decreased revenues by $6 million. Lower sales volumes were due, in part, to the absence of the leap year benefit experienced in 2016, partially offset by growth. While MEEIA 2016 customer energy-efficiency programs reduced retail sales volumes, the throughput disincentive recovery ensured that electric margins were not affected.

Ameren Illinois
Ameren Illinois’ electric margins increased $30 million, or 2%, in 2017 compared with 2016, driven by increases in Ameren Illinois Electric Distribution ($4 million) and Ameren Illinois Transmission ($26 million) margins. Ameren Illinois Natural Gas’ margins increased $17 million, or 4%, in 2017 compared with 2016, primarily due to increased QIP rider recoveries, which increased margins by $12 million.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $4 million, or less than 1%, in 2017 compared with 2016. Ameren Illinois Electric Distribution’s margins were favorably affected by an increase in rate base of 6% in 2017 compared with 2016 and a higher return on common equity due to an increase in 30-year United States Treasury bond yields of 29 basis points in 2017 compared with 2016, as well as higher recoverable expenses under formula ratemaking pursuant to the IEIMA, which collectively increased margins by $42 million. Ameren Illinois Electric Distribution’s margins were unfavorably affected by the absence of the impact of warmer-than-normal summer temperatures experienced in 2016, which decreased margins by an estimated $6 million. Ameren Illinois Electric Distribution revenues were decoupled from sales volumes beginning in 2017. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$5 million) and the effect of weather (estimate) on fuel and purchased power (-$1 million) in the Electric and Natural Gas Margins table above.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $26 million, or 11%, in 2017 compared with 2016. Margins were favorably affected by increased capital investment, as evidenced by an increase in rate base of 16% in 2017 compared with 2016, as well as higher recoverable costs in 2017 compared with 2016 under forward-looking formula ratemaking. Margins were unfavorably affected by the absence in 2017 of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case.
2016 versus 2015
Ameren
Ameren’s electric margins increased $42 million, or 1%, in 2016 compared with 2015, primarily because of increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, partially offset by decreased margins at Ameren Missouri. Ameren’s natural gas margins increased $36 million, or 7%, in 2016 compared with 2015, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission’s margins increased $96 million, or 37%, in 2016 compared with 2015. Margins were favorably affected by increased capital investment, as evidenced by a 42% increase in rate base used to calculate the revenue requirement, as well as higher recoverable costs in 2016 compared with 2015 under forward-looking formula ratemaking. Margins also benefited from a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case.
Ameren Missouri
Ameren Missouri’s electric margins decreased $84 million, or 3%, in 2016 compared with 2015. Ameren Missouri’s natural gas margins were comparable between years.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2016 compared with 2015:

•
The suspension of the New Madrid Smelter operations in the first quarter of 2016, which decreased margins by $57 million. The change in margins due to lower sales to the New Madrid Smelter is the sum of New Madrid Smelter revenues (-$129 million) and New Madrid Smelter energy costs (+$72 million) in the Electric and Natural Gas Margins table above. New Madrid Smelter energy costs included the impact of a provision in the FAC tariff that, under certain circumstances, allowed Ameren Missouri to retain a portion of the revenues from any off-system sales it made as a result of reduced sales to the New Madrid Smelter.

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

•
Increased transmission services charges resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities, which decreased margins by $16 million.

The following items had a favorable effect on Ameren Missouri’s electric margins in 2016 compared with 2015:

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

•
Excluding the effect of reduced sales to the New Madrid Smelter and the estimated effect of weather, total retail sales volumes increased by less than 1%, which increased revenues by $7 million, due to an additional day as a result of the leap year and growth, partially offset by the carryover effect of MEEIA 2013 on sales volumes and the effect of MEEIA 2016 customer energy-efficiency programs. MEEIA 2016 customer energy-efficiency programs reduced retail sales volumes but the throughput disincentive recovery ensured that electric margins were not affected.

Ameren Illinois
Ameren Illinois’ electric margins increased $74 million, or 6%, in 2016 compared with 2015, driven by increases in Ameren Illinois Electric Distribution ($31 million) and Ameren Illinois Transmission ($43 million) margins. Ameren Illinois Natural Gas’ margins increased $37 million, or 9%, in 2016 compared with 2015.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $31 million, or 3%, in 2016 compared with 2015. The following items had a favorable effect on Ameren Illinois Electric Distribution’s electric margins:

•
Revenues increased by $38 million, primarily because of an increase in rate base of 8% and higher recoverable costs in 2016 compared with 2015, under formula ratemaking pursuant to the IEIMA. These revenues were reduced by a lower return on equity due to a reduction in 30-year United States Treasury bond yields, which decreased 24 basis points in 2016 compared with 2015.

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

Ameren Illinois Electric Distribution’s margins were unfavorably affected by the absence in 2016 of a January 2015 ICC order regarding Ameren Illinois’ cumulative power usage cost and its purchased power rider mechanism, which increased margins by $15 million in 2015.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $37 million, or 9%, in 2016 compared with 2015. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins:

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

Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $43 million, or 23%, in 2016 compared with 2015. Margins were favorably affected by increased capital investment, as evidenced by a 27% increase in rate base used to calculate the revenue requirement, as well as higher recoverable costs in 2016 compared with 2015 under forward-looking formula ratemaking. Margins also benefited from a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case.
Other Operations and Maintenance Expenses
2017 versus 2016
Ameren
Other operations and maintenance expenses decreased $16 million in 2017 compared with 2016, because of items discussed below and an increase in intersegment eliminations of $14 million.
Ameren Transmission
Other operations and maintenance expenses increased $3 million in 2017 compared with 2016, primarily because of an increase in labor costs due to increased wages and staffing additions.
Ameren Missouri
Other operations and maintenance expenses were $9 million higher in 2017 compared with 2016. The following items increased other operations and maintenance expenses between years:

•	MEEIA customer energy-efficiency program costs increased by $22 million.

•	Labor and benefit costs increased by $11 million due to increased wages, as well as assistance provided to other utilities to aid in storm recovery efforts, primarily caused by hurricane damage.

•	Energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, increased by $3 million, primarily due to higher coal handling charges.
The following items decreased other operations and maintenance expenses between years:

•
Employee benefit costs decreased by $21 million, primarily due to a reduction in the base level of pension and postretirement expenses allowed in rates as a result of the March 2017 MoPSC electric rate order, as well as changes in the market value of company-owned life insurance.

•	Solar rebate costs decreased by $8 million, primarily as a result of the March 2017 MoPSC electric rate order.
Ameren Illinois
Other operations and maintenance expenses decreased $15 million in 2017 compared with 2016, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission in 2017 compared with 2016.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $26 million lower in 2017 compared with 2016, primarily because of a $47 million decrease in customer energy-efficiency costs, which was partially offset by an $11 million increase in environmental remediation costs and a $3 million increase in labor costs resulting from increased wages.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were $9 million higher in 2017 compared with 2016, primarily because of increased bad debt, customer energy-efficiency, and environmental remediation costs.
2016 versus 2015
Ameren
Other operations and maintenance expenses decreased $18 million in 2016 compared with 2015, as discussed below.
Ameren Transmission
Other operations and maintenance expenses increased $4 million in 2016 compared with 2015, primarily because of an increase in system operations and labor costs.
Ameren Missouri
Other operations and maintenance expenses were $32 million lower in 2016 compared with 2015. The following items decreased other operations and maintenance expenses between years:

•	MEEIA customer energy-efficiency program costs decreased by $34 million in 2016, primarily because of the expiration of MEEIA 2013, partially offset by costs incurred for MEEIA 2016.

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

•
Employee benefit costs decreased by $15 million, primarily because of a $6 million reduction in the base level of pension and postretirement expenses allowed in rates, as a result of the April 2015 MoPSC electric rate order, and lower medical benefit costs, as well as a $4 million decrease due to changes in the market value of company-owned life insurance.

The following items increased other operations and maintenance expenses between years:

•
Refueling and maintenance outage costs at the Callaway energy center increased by $26 million, primarily because of costs for the 2016 scheduled refueling and maintenance outage. There was no Callaway refueling and maintenance outage in 2015.

•	Litigation costs increased by $11 million, primarily related to increases in estimated obligations for pending legal claims.

•	Solar rebate costs increased by $9 million, as a result of the April 2015 MoPSC electric rate order.

•	Storm-related repair costs increased by $7 million.

Ameren Illinois
Other operations and maintenance expenses increased $7 million in 2016 compared with 2015, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $6 million higher in 2016 compared with 2015. The following items increased other operations and maintenance expenses between years:

•	Labor costs increased by $6 million, primarily because of staffing additions to meet enhanced standards and goals related to the IEIMA.

•	Storm-related repair costs increased by $3 million.

•	Bad debt, customer energy efficiency, and environmental remediation costs increased by $2 million.

•	Litigation costs increased by $2 million, primarily related to increases in estimated obligations for pending legal claims.
The following items decreased other operations and maintenance expenses between years:

•	Employee benefit costs decreased by $6 million, primarily due to lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.

•	Electric distribution operations and maintenance expenditures decreased by $3 million, primarily related to reduced circuit maintenance work, partially offset by increased vegetation management work.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were $4 million lower in 2016 compared with 2015. The following items decreased other operations and maintenance expenses between years:

•	Bad debt, customer energy-efficiency, and environmental remediation costs decreased by $10 million.

•	Employee benefit costs decreased by $5 million, primarily because of lower pension and postretirement expenses caused by changes in actuarial assumptions and the performance of plan assets.
The following items increased other operations and maintenance expenses between years:

•	Repairs and compliance expenditures increased by $8 million, primarily related to increased pipeline integrity and storage field maintenance.

•	Litigation costs increased by $2 million, primarily related to increases in estimated obligations for pending legal claims.
Ameren Illinois Transmission
Other operations and maintenance expenses were $5 million higher in 2016 compared with 2015, primarily because of an increase in system operations and labor costs.
Provision for Callaway Construction and Operating License
Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway energy center site in 2015, primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri. As a result of this decision, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision in 2015 for the previously capitalized COL costs.
Depreciation and Amortization
2017 versus 2016
Depreciation and amortization expenses increased $51 million, $19 million, and $22 million in 2017 compared with 2016 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment across their respective segments.
2016 versus 2015
Depreciation and amortization expenses increased $49 million, $22 million, and $24 million in 2016 compared with 2015 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment across their respective segments. Additionally, Ameren Missouri’s depreciation rates increased as a result of the April 2015 MoPSC electric rate order.

Taxes Other Than Income Taxes
2017 versus 2016
Ameren
Taxes other than income taxes increased $10 million in 2017 compared with 2016, as discussed below. Taxes other than income taxes were comparable at Ameren Transmission. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
Ameren Missouri
Taxes other than income taxes increased $3 million, primarily because of higher gross receipts taxes resulting from an increase in electric revenues.
Ameren Illinois
Taxes other than income taxes increased $5 million, primarily because of increased property taxes at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas. Taxes other than income taxes were comparable at Ameren Illinois Transmission.
2016 versus 2015
Ameren
Taxes other than income taxes decreased $6 million in 2016 compared with 2015, primarily at Ameren Missouri, as discussed below. Taxes other than income taxes were comparable at Ameren Transmission, as well as at Ameren Illinois and its respective segments.
Ameren Missouri
Taxes other than income taxes decreased $10 million, primarily because of decreased gross receipts taxes resulting from lower residential and commercial electric revenues and because of decreased property taxes.
Other Income and Expenses
2017 versus 2016
Ameren
Other income, net of expenses, decreased $4 million in 2017 compared with 2016, primarily due to decreased income at Ameren Illinois Electric Distribution, as discussed below, along with a decrease in the allowance for equity funds used during construction, partially offset by decreased donations in 2017. Other income, net of expenses, was comparable at the remaining Ameren segments. See Note 6 – Other Income and Expenses under Part II, Item 8, of this report for additional information.
Ameren Illinois
Other income, net of expenses, decreased $8 million, primarily because of lower interest income associated with a lower IEIMA revenue requirement reconciliation regulatory asset balance at Ameren Illinois Electric Distribution. Other income, net of expenses, was comparable at the remaining Ameren Illinois segments.
2016 versus 2015
Other income, net of expenses, was comparable between years at Ameren, Ameren Missouri, Ameren Illinois, and their respective segments.
Interest Charges
2017 versus 2016
Ameren
Interest charges increased $9 million in 2017 compared with 2016, as discussed below.

Ameren Transmission
Interest charges increased $9 million, primarily because of an increase in average outstanding debt at Ameren Illinois and ATXI.
Ameren Missouri
Interest charges decreased $4 million, primarily because of a decrease in the average interest rate of debt.
Ameren Illinois
Interest charges increased $4 million, primarily because of an increase in average outstanding debt, partially offset by a decrease in the average interest rate of debt. Interest charges were comparable between years at each of the Ameren Illinois segments.
2016 versus 2015
Ameren
Interest charges increased $27 million in 2016 compared with 2015, because of an approximately $475 million increase in average outstanding debt and an increase in the average interest rate of debt at Ameren (parent). Ameren (parent) issued senior unsecured notes in November 2015 to repay lower-cost short-term debt incurred primarily in connection with the funding of increasing ATXI investments. An increase in the average interest rate of debt at Ameren Transmission was partially offset by a decrease in the average interest rate of debt at Ameren Missouri, as discussed below. Interest charges were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
Ameren Transmission
Interest charges increased $23 million, because of an increase in ATXI’s and Ameren Illinois’ average outstanding debt and an increase in the average interest rate of debt.
Ameren Missouri
Interest charges decreased $8 million, primarily because of a decrease in average outstanding debt.
Ameren Illinois
Interest charges increased $9 million, primarily at Ameren Illinois Transmission, as discussed below. Interest charges were comparable between years at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
Ameren Illinois Transmission
Interest charges increased $9 million, primarily because of an increase in Ameren Illinois’ average outstanding debt and a decrease in the allowance for funds used during construction because of a reduction in construction work in progress as more projects were placed in service in 2016.
Income Taxes

The following table presents effective income tax rates for the years ended December 31, 2017, 2016, and 2015:

	2017		2016	2015
Ameren	52%	(a)	37%	38%
Ameren Missouri	44%	(b)	38%	37%
Ameren Illinois	38%	(c)	38%	37%
Ameren Illinois Electric Distribution	38%	(c)	38%	36%
Ameren Illinois Natural Gas	38%	(c)	39%	40%
Ameren Illinois Transmission	37%	(c)	38%	37%
Ameren Transmission	39%	(c)	39%	38%

(a)
The net impact of the revaluation of deferred income taxes as a result of the TCJA and the increase in the Illinois corporate income tax rate increased the effective income tax rate for 2017 by 15 percentage points.

(b)	The impact of the revaluation of deferred income taxes as a result of the TCJA increased the effective income tax rate for 2017 by 6 percentage points.

(c)	The net impact of the revaluation of deferred income taxes as a result of the TCJA and the increase in the Illinois corporate income tax rate had no material effect on the effective income tax rate.

See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois, as well as a discussion of the effect of the TCJA and the revaluation of deferred taxes in 2017.
2017 versus 2016
Ameren
The effective income tax rate was higher in 2017 compared with 2016, primarily because of revaluation of deferred taxes due to enactment of the TCJA, which decreased the federal statutory corporate income tax rate from 35% to 21% for years after 2017. In addition, income tax expense increased due to the revaluation of deferred taxes as a result of an increase in the Illinois income tax rate in 2017 and due to a decrease in the recognition of tax benefits associated with share-based compensation, resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. These items were partially offset by a reduction in the valuation allowance related to charitable contributions, due to higher-than-expected current-year taxable income.
Ameren Transmission
The effective income tax rate was comparable between years.
Ameren Missouri
The effective income tax rate was higher, primarily because of revaluation of deferred taxes due to the reduction in the federal statutory corporate income tax rate described above.
Ameren Illinois
The effective tax rate was comparable between years at Ameren Illinois and its respective segments.
2016 versus 2015
Ameren
The effective tax rate was comparable between years. The reduction in the 2016 effective tax rate, as compared with the 2015 effective tax rate, was primarily a result of the recognition of tax benefits associated with share-based compensation resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. This reduction was partially offset by a higher effective tax rate in 2016 as compared with 2015 at Ameren Illinois Electric Distribution, as discussed below. The effective tax rate was comparable between years at the remaining Ameren segments.
Ameren Illinois
The effective tax rate was comparable between years. The effective tax rate was higher at Ameren Illinois Electric Distribution, primarily because of items detailed below. The effective tax rate was comparable between years at the remaining Ameren Illinois segments.
Ameren Illinois Electric Distribution
The effective tax rate was higher, primarily because of lower tax benefits from certain depreciation differences on property-related items.
Income (Loss) from Discontinued Operations, Net of Taxes
No material activity was recorded associated with discontinued operations in 2017 or 2016. In 2015, based on completion of the IRS audit of Ameren’s 2013 tax year, Ameren recognized a tax benefit of $53 million due to the resolution of an uncertain tax position from discontinued operations. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based gross margins are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, money pool borrowings, or, in the case of Ameren Missouri and Ameren Illinois, other short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). The TCJA will benefit customers through lower rates for our services but is not expected to materially affect our earnings. However, our cash flows and rate base are expected to be materially affected in the near term. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which has the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we have been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations, the effect of the reduced federal statutory corporate income tax rate is expected to be a decrease in operating cash flows. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2021. Additionally, operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. We also expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. As part of its plan to fund these capital expenditures, beginning in the first quarter of 2018, Ameren will use newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to do so over the next five years. Additionally, we may be required to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments will periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2017, for the Ameren Companies. The working capital deficit as of December 31, 2017, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.6 billion of liquidity at December 31, 2017.
The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016, and 2015:

	Net Cash Provided by (Used in) Operating Activities			Net Cash Used in Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Ameren(a) – continuing operations	$2,104	$2,124	$2,035	$(2,205)	$(2,141)	$(1,951)	$102	$(265)	$232
Ameren(a) – discontinued operations	—	(1)	(4)	—	—	(25)	—	—	—
Ameren Missouri	1,016	1,169	1,247	(685)	(934)	(724)	(331)	(434)	(325)
Ameren Illinois	815	803	763	(1,070)	(918)	(913)	255	44	220

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly affect the amount and timing of our cash provided by operating activities. See Part 1, Item 1, and Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about our rate-adjustment mechanisms.
2017 versus 2016
Ameren
Ameren’s cash from operating activities associated with continuing operations decreased $20 million in 2017, compared with 2016. The following items contributed to the decrease:

•	A $48 million decrease in cash related to customer energy-efficiency program recovery mechanisms.

•	The absence of a $42 million insurance receipt received in 2016 at Ameren Missouri related to the Taum Sauk breach that occurred in December 2005.

•	A $36 million decrease in cash recoveries associated with Ameren Illinois’ IEIMA revenue requirement reconciliation adjustments. The

2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	A $27 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $27 million decrease in cash related to Ameren Illinois’ power procurement cost recovery mechanism.

•	Refunds paid in 2017 of $21 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

•
A $17 million decrease in cash associated with Ameren Illinois’ transmission revenue requirement reconciliation adjustments. The 2015 transmission revenue requirement reconciliation adjustment, which was recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	A $14 million increase in the cost of natural gas held in storage, caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt at Ameren Illinois.

•	A $10 million increase in labor costs at Ameren Missouri and Ameren Illinois, primarily because of wage increases.

•	A $7 million increase in pension and postretirement benefit plan contributions.

•	A $4 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and increased natural gas compliance costs.
The following items partially offset the decrease in Ameren’s cash from operating activities associated with continuing operations between years:

•	A $167 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $37 million increase in cash collected from Ameren Illinois customers related to zero-emission credits pursuant to the FEJA. In the first quarter of 2018, these funds will be used for the purchase of zero-emission credits pursuant to an IPA procurement event.

•	A $23 million increase in cash collected from Ameren Illinois’ alternative retail electric supplier customers for renewable energy credit compliance pursuant to the FEJA.

•	A $14 million decrease in coal inventory because of decreased market prices and decreased purchases at Ameren Missouri as a result of inventory reductions at its energy centers.
Ameren’s cash from operating activities associated with discontinued operations was immaterial in both 2017 and 2016.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $153 million in 2017, compared with 2016. The following items contributed to the decrease:

•
An increase in income tax payments of $151 million to Ameren (parent) pursuant to the tax allocation agreement, primarily related to higher taxable income in 2017, because of significantly lower property-related deductions.

•	The absence of a $42 million insurance receipt received in 2016 related to the Taum Sauk breach that occurred in December 2005.

•	A $27 million decrease in net energy costs collected from customers under the FAC.

•	A $20 million decrease in cash related to customer energy-efficiency program recovery mechanisms.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between years:

•	A $70 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $14 million decrease in coal inventory as a result of decreased market prices and decreased purchases as a result of inventory reductions at the energy centers.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $12 million in 2017, compared with 2016. The following items contributed to the increase:

•	A $75 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $37 million increase in cash collected from customers related to zero-emission credits pursuant to the FEJA. In the first quarter of 2018, these funds will be used for the purchase of zero-emission credits pursuant to an IPA procurement event.

•
A $30 million increase resulting from income tax refunds of $22 million in 2017, compared with income tax payments of $8 million in 2016, pursuant to the tax allocation agreement with Ameren (parent), primarily related to a larger taxable loss in 2017 as a result of higher property-related deductions and use of net operating losses.

•	A $23 million increase in cash collected from alternative retail electric supplier customers for renewable energy credit compliance pursuant to the FEJA.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•
A $36 million decrease in cash recoveries associated with IEIMA revenue requirement reconciliation adjustments. The 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	A $28 million decrease in cash related to customer energy-efficiency program recovery mechanisms.

•	A $27 million decrease in cash related to the power procurement cost recovery mechanism.

•
A $17 million decrease in cash recoveries associated with the transmission revenue requirement reconciliation adjustments. The 2015 transmission revenue requirement reconciliation adjustment, which was recovered from customers in 2017, was less than the 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016.

•	Refunds paid in 2017 of $17 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

•	A $14 million increase in the cost of natural gas held in storage, caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt.
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

•
A $40 million increase in cash associated with the recovery of Ameren Illinois’ IEIMA revenue requirement reconciliation adjustments. The 2014 revenue requirement reconciliation adjustment, which was recovered from customers in 2016, was greater than the 2013 revenue requirement reconciliation adjustment, which was recovered from customers in 2015.

•	A $38 million increase in cash related to Ameren Illinois’ power procurement cost recovery mechanism.

•	A $37 million decrease in coal inventory purchases at Ameren Missouri, as additional coal was purchased in 2015 to compensate for delivery disruptions in 2014.

•	A $33 million increase in cash related to customer energy-efficiency program recovery mechanisms.

•
A $19 million increase in cash associated with the recovery of Ameren Illinois’ transmission revenue requirement reconciliation adjustments. The 2014 transmission revenue requirement reconciliation adjustment was recovered from customers in 2016, while the 2013 revenue requirement reconciliation adjustment was refunded to customers in 2015.

The following items partially offset the increase in Ameren’s cash from operating activities associated with continuing operations during 2016, compared with 2015:

•	A $166 million decrease resulting from the change in customer receivable balances.

•	A $94 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•
A $23 million increase in interest payments, primarily due to an increase in the cost and amount of outstanding debt of Ameren (parent) and an increase in the average outstanding debt at Ameren Illinois.

•	A $20 million increase in payments for the refueling and maintenance outage at Ameren Missouri’s Callaway energy center. There was no refueling and maintenance outage in 2015.

•	A $9 million increase in labor costs at Ameren Illinois, primarily because of wage increases and staff additions to meet enhanced reliability and customer service goals related to the IEIMA.

•	A $7 million increase in payments to contractors at Ameren Illinois for additional reliability, maintenance, and IEIMA projects.
Ameren’s cash from operating activities associated with discontinued operations was immaterial in both 2016 and 2015.

Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $78 million in 2016, compared with 2015. The following items contributed to the decrease:

•	A $142 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $94 million decrease in net energy costs collected from customers under the FAC.

•	A $20 million increase in payments for the refueling and maintenance outage at the Callaway energy center. There was no refueling and maintenance outage in 2015.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities during 2016, compared with 2015:

•	A $45 million decrease in income tax payments, pursuant to the tax allocation agreement with Ameren (parent), primarily related to higher deductions related to increased capital expenditures in 2016.

•	A $42 million insurance receipt related to the Taum Sauk breach that occurred in December 2005.

•	A $37 million decrease in coal inventory purchases, as additional coal was purchased in 2015 to compensate for delivery disruptions in 2014.

•	A $33 million decrease in pension and postretirement benefit plan contributions.

•	An $11 million increase in cash related to customer energy-efficiency program recovery mechanisms.
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

•	A $38 million increase in cash related to the power procurement cost recovery mechanism.

•	A $22 million decrease in pension and postretirement benefit plan contributions.

•	A $22 million increase in cash related to customer energy-efficiency program recovery mechanisms.

•
A $19 million increase in cash associated with the recovery of transmission revenue requirement reconciliation adjustments. The 2014 transmission revenue requirement reconciliation adjustment was recovered from customers in 2016, while the 2013 revenue requirement reconciliation adjustment was refunded to customers in 2015.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities during 2016, compared with 2015:

•
A $121 million decrease resulting from income tax payments of $8 million in 2016, compared with income tax refunds of $113 million in 2015, pursuant to the tax allocation agreement with Ameren (parent). During 2015, Ameren Illinois used net operating loss carryforwards from prior years, resulting in a reduction in payments. Ameren Illinois also had higher deductions for increased capital expenditures in 2015.

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
Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2017, its investment performance in 2017, and its pension funding policy, Ameren expects to make annual contributions of less than $1 million to $60 million in each of the next five years, with aggregate estimated contributions of $120 million. We expect Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In 2017, Ameren contributed $64 million to its pension plans. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.

Cash Flows from Investing Activities
2017 versus 2016
Ameren’s cash used in investing activities associated with continuing operations increased by $64 million during 2017, compared with 2016. Capital expenditures increased $56 million as a result of activity at Ameren Missouri and Ameren Illinois, discussed below. The $187 million increase in capital expenditures at Ameren Missouri and Ameren Illinois was partially offset by a $127 million decrease in capital expenditures at ATXI due to reduced spending on the Illinois Rivers project, partially offset by an increase in spending on the Spoon River project. During 2017 and 2016, there was no cash used in investing activities associated with discontinued operations.
Ameren Missouri’s cash used in investing activities decreased by $249 million during 2017, compared with 2016, primarily because of net money pool advances. During 2017, Ameren Missouri received $161 million in returns of net money pool advances compared with investing $125 million in net money pool advances in 2016. This decrease was partially offset by a $35 million increase in capital expenditures, primarily related to electric distribution and transmission system reliability and energy center projects.
Ameren Illinois’ cash used in investing activities increased by $152 million during 2017, compared with 2016, because of increased capital expenditures, primarily related to electric transmission system reliability projects and natural gas infrastructure projects.
2016 versus 2015
Ameren’s cash used in investing activities associated with continuing operations increased by $190 million during 2016, compared with 2015. Capital expenditures increased $159 million, primarily because of increased transmission expenditures, which included a $41 million increase at ATXI primarily related to the Illinois Rivers project, and increased Ameren Missouri and Ameren Illinois capital expenditures.
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
Capital Expenditures
The following table presents the capital expenditures by the Ameren Companies for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren Missouri	$773	$738	$622
Ameren Illinois Electric Distribution	476	470	491
Ameren Illinois Natural Gas	245	181	133
Ameren Illinois Transmission	355	273	294
ATXI	289	416	375
Other (a)	(6)	(2)	2
Ameren	$2,132	$2,076	$1,917

(a)	Includes amounts for the elimination of intercompany transfers.
Ameren’s 2017 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $289 million primarily on the Illinois Rivers and Spoon River projects. Ameren Illinois spent $355 million on transmission projects, $153 million on projects that are recovered under the QIP rider, and $123 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.
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
The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2018 through 2022, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations. Ameren expects to continue to allocate more of its capital expenditures to Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission based, in part, on the constructive regulatory frameworks within which they operate.

	2018	2019-2022			Total
Ameren Missouri	$845	$3,310	-	$3,660	$4,155	-	$4,505
Ameren Illinois Electric Distribution	465	1,815	-	2,005	2,280	-	2,470
Ameren Illinois Natural Gas	330	1,220	-	1,350	1,550	-	1,680
Ameren Illinois Transmission	470	1,765	-	1,950	2,235	-	2,420
ATXI	70	215	-	240	285	-	310
Other	5	15	-	15	20	-	20
Ameren	$2,185	$8,340	-	$9,220	$10,525	-	$11,405
Ameren Missouri’s estimated capital expenditures include transmission, distribution, and generation-related investments, as well as expenditures for compliance with environmental regulations. The estimates above do not reflect the potential additional investments identified in Ameren Missouri’s integrated resource plan, which could represent incremental investments of approximately $1 billion through 2020 and are subject to regulatory approval. They also do not reflect potential additional investments that Ameren Missouri could make if improvements in its regulatory frameworks were made. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, capital expenditures to modernize its distribution system pursuant to the IEIMA, and capital expenditures for qualified investments in natural gas infrastructure under the QIP rider. ATXI’s estimated capital expenditures include expenditures for the three MISO-approved multi-value transmission projects. For additional information regarding the IEIMA capital expenditure requirements, the QIP rider, and ATXI’s transmission projects, see Part I, Item 1, of this report.
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
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, and mercury emissions from its coal-fired energy centers. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws and regulations that affect, or may affect, our facilities and capital expenditures to comply with such laws and regulations.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the dividends declared by Ameren’s board of directors, and our long-term debt maturities, among other things.
2017 versus 2016
Ameren’s financing activities associated with continuing operations provided net cash of $102 million in 2017, compared with using net cash of $265 million in 2016. During 2017, Ameren utilized net proceeds from the issuance of $1,345 million of long-term indebtedness to repay $681 million of higher-cost long-term indebtedness, to repay $74 million of net commercial paper issuances, and to fund, in part, investing activities. In comparison, during 2016, Ameren utilized net proceeds from the issuance of $646 million of long-term indebtedness and net commercial paper issuances to repay $395 million of higher-cost long-term indebtedness and to fund, in part, investing activities. Additionally, during 2017, Ameren made $431 million in dividend payments to shareholders, compared with $416 million in dividend payments in 2016. No cash from financing activities was used for discontinued operations during 2017.
Ameren Missouri’s cash used in financing activities decreased by $103 million in 2017, compared with 2016. During 2017, Ameren Missouri utilized net proceeds from the issuance of $438 million of long-term indebtedness and net commercial paper issuances to repay $431 million of higher-cost long-term indebtedness. In comparison, during 2016, Ameren Missouri issued $149 million of long-term indebtedness and used the proceeds, along with cash on hand, to repay $266 million of higher-cost long-term indebtedness. In 2017, Ameren Missouri paid $362 million in dividends to Ameren (parent), compared with $355 million dividends paid in 2016. Additionally, during 2017, Ameren Missouri received $30 million in capital contributions from Ameren (parent) associated with the tax allocation agreement, compared to $44 million received in 2016.
Ameren Illinois’ cash provided by financing activities increased by $211 million in 2017, compared with 2016. During 2017, Ameren Illinois utilized net proceeds from the issuance of $507 million of long-term indebtedness and net commercial paper issuances to repay at maturity $250 million of higher-cost long-term indebtedness. In comparison, during 2016, Ameren Illinois issued $291 million of long-term indebtedness and net commercial paper issuances and utilized the proceeds to repay at maturity $129 million of higher-cost long-term indebtedness. Additionally, in 2017, no dividends were paid to Ameren (parent) compared to $110 million paid in 2016.
2016 versus 2015
Ameren’s financing activities associated with continuing operations used net cash of $265 million in 2016, compared with providing net cash of $232 million in 2015. During 2016, Ameren utilized net proceeds from the issuance of $646 million of long-term indebtedness and net commercial paper issuances to repay $395 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during 2015, Ameren utilized net proceeds from the issuance of $1,197 million of long-term indebtedness to repay $413 million of net commercial paper issuances, $120 million of higher-cost long-term indebtedness, and to fund, in part, investing activities. No cash from financing activities was used for discontinued operations during 2016.
Ameren Missouri’s cash used in financing activities increased by $109 million in 2016, compared with 2015. During 2016, Ameren Missouri utilized net proceeds from the issuance of $149 million of long-term indebtedness, along with cash on hand, to repay $266 million of higher-cost long-term indebtedness. In comparison, during 2015, Ameren Missouri utilized net proceeds from the issuance of $249 million of long-term indebtedness to repay $120 million of higher-cost long-term indebtedness and $97 million of net commercial paper issuances. Additionally, during 2016, Ameren Missouri paid $355 million in dividends to Ameren (parent), compared with $575 million dividends paid in the year-ago period. Also, in 2016, Ameren Missouri received $44 million as a capital contribution from Ameren (parent) compared to $224 million received in 2015.
Ameren Illinois’ cash provided by financing activities decreased by $176 million in 2016, compared with 2015. During 2016, Ameren Illinois issued $291 million of long-term indebtedness and net commercial paper issuances and utilized the proceeds to repay at maturity $129 million of higher-cost long-term indebtedness. In comparison, during 2015, Ameren Illinois utilized proceeds from the issuance of $248 million of long-term indebtedness to repay $32 million of net commercial paper issuances and to fund, in part, investing activities. Additionally, in 2016 Ameren Illinois paid $110 million in dividends to Ameren (parent) compared to no dividends paid in the year-ago period.
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, or proceeds from short-term affiliate borrowings, drawings under the Credit Agreements, or commercial paper issuances. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit agreements, short-term affiliate borrowing activity, commercial paper issuances, relevant interest rates, and borrowings under Ameren’s money pool arrangements.

The following table presents Ameren’s consolidated liquidity as of December 31, 2017:

Available at December 31, 2017
Ameren (parent) and Ameren Missouri (a):
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	224
Less: Ameren Missouri commercial paper outstanding	39
Missouri Credit Agreement – credit available	737
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	159
Less: Ameren Illinois commercial paper outstanding	62
Less: Letters of credit	1
Illinois Credit Agreement – credit available	878
Total Credit Available	$1,615
Cash and cash equivalents	10
Total Liquidity	$1,625

(a)
The maximum aggregate amount available to Ameren (parent) and Ameren Missouri under the Missouri Credit Agreement is $700 million and $800 million, respectively. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.

(b)
The maximum aggregate amount available to Ameren (parent) and Ameren Illinois under the Illinois Credit Agreement is $500 million and $800 million, respectively. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.

The Credit Agreements provide $2.1 billion of credit cumulatively through maturity in December 2021. The maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. Borrowings by Ameren (parent) under either of the Credit Agreements are due and payable no later than the maturity date, while borrowings by Ameren Missouri and Ameren Illinois are due and payable no later than the earlier of the maturity date or 364 days after the date of such borrowing (subject to the right of each borrower to re-borrow in accordance with the terms of the applicable Credit Agreement). The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the credit agreements are available to Ameren (parent) to support issuances under Ameren (parent)’s commercial paper program, subject to available credit capacity under the agreements. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In June 2017, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2019. In 2016, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2018 and through September 2018, respectively.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.
Long-term Debt and Equity
The following table presents our issuances (net of issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for the years ended December 31, 2017, 2016, and 2015. The Ameren Companies did not issue any common stock or redeem or repurchase any preferred stock during the years ended 2017, 2016, and 2015. In 2017, 2016, and 2015, Ameren Missouri received cash capital contributions as a result of the tax allocation agreement from Ameren (parent). In 2017 and 2015, Ameren Illinois received cash capital contributions from Ameren (parent). For additional information related to the terms and uses of these issuances and effective registration statements, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2017	2016		2015
Issuances of Long-term Debt
Ameren (parent)
2.70% Senior unsecured notes due 2020	November	$—	$—		$350
3.65% Senior unsecured notes due 2026	November	—	—		350
Ameren Missouri:
3.65% Senior secured notes due 2045	April	—	—		249
3.65% Senior secured notes due 2045	June	—	149		—
2.95% Senior secured notes due 2027	June	399	—		—
Ameren Illinois:
3.70% First mortgage bonds due 2047	November	496	—		—
4.15% Senior secured notes due 2046	December	—	240		248
ATXI:
3.43% Senior notes due 2050	June	150	—		—
3.43% Senior notes due 2050	August	300	—		—
Total long-term debt issuances		$1,345	$389		$1,197
Redemptions, Repurchases, and Maturities of Long-term Debt
Ameren Missouri:
5.40% Senior secured notes due 2016	February	—	260		—
4.75% Senior secured notes due 2015	April	—	—		114
6.40% Senior secured notes due 2017	June	425	—	—	—
City of Bowling Green capital lease (Peno Creek CT)	December	6	6		6
Ameren Illinois:
6.20% Senior secured notes due 2016	June	—	54		—
6.25% Senior secured notes due 2016	June	—	75		—
6.125% Senior secured notes due 2017	November	250	—		—
Total long-term debt redemptions, repurchases, and maturities		$681	$395		$120
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
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes, due 2050, with interest payable semiannually on the last day of February and August of each year, beginning February 28, 2018, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and the remaining $300 million principal amount of the notes in August 2017. ATXI received proceeds of $449 million from the notes, which were used by ATXI to repay existing short-term and long-term affiliate debt owed to Ameren (parent).
In November 2017, Ameren Illinois issued $500 million of 3.70% first mortgage bonds due December 2047, with interest payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. Ameren Illinois received proceeds of $492 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $250 million of its 6.125% senior secured notes that matured in November 2017.
In December 2017, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing and expires in December 2020.
Ameren filed a Form S-3 registration statement with the SEC in May 2017, which expires in May 2020, authorizing the offering of 6 million additional shares of its common stock under DRPlus. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants
At December 31, 2017, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreement.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $431 million, or $1.778 per share, in 2017, $416 million, or $1.715 per share, in 2016, and $402 million, or $1.655 per share, in 2015.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 9, 2018, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 45.75 cents per share, payable on March 29, 2018, to shareholders of record on March 14, 2018.
Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, restrict the Ameren Companies’ payment of dividends in certain circumstances.
Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions with respect to certain operating expenses and accumulations of earned surplus. Additionally, Ameren has committed to the FERC to maintain a minimum of 30% equity in its capital structure at Ameren Illinois.
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
At December 31, 2017, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $2.3 billion.
The following table presents common stock dividends paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren:

	2017	2016	2015
Ameren	$431	$416	$402
Ameren Missouri	362	355	575
Ameren Illinois	—	110	—
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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2017. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans. These expected pension funding amounts are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Ameren:(a)
Long-term debt and capital lease obligations(b)	$841	$1,023	$514	$5,617	$7,995
Interest payments(c)	464	855	814	5,018	7,151
Operating leases	10	17	12	14	53
Other obligations(d)	981	964	206	254	2,405
Total cash contractual obligations	$2,296	$2,859	$1,546	$10,903	$17,604
Ameren Missouri:
Long-term debt and capital lease obligations(b)	$384	$673	$64	$2,867	$3,988
Interest payments(c)	331	592	575	3,208	4,706
Operating leases	8	15	12	14	49
Other obligations(d)	628	654	163	194	1,639
Total cash contractual obligations	$1,351	$1,934	$814	$6,283	$10,382
Ameren Illinois:
Long-term debt(b)	$457	$—	$400	$2,000	$2,857
Interest payments(c)	106	188	185	1,584	2,063
Operating leases	1	—	—	1	2
Other obligations(d)	352	310	43	40	745
Total cash contractual obligations	$916	$498	$628	$3,625	$5,667

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.

(b)
Excludes unamortized discount and premium and debt issuance costs of $60 million, $27 million, and $27 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.

(c)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2017.

(d)	See Other Obligations in Note 14 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
As of December 31, 2017, Ameren, Ameren Missouri, and Ameren Illinois had no unrecognized tax benefits (detriments) for uncertain tax positions.
Off-Balance-Sheet Arrangements
At December 31, 2017, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at December 31, 2017. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at December 31, 2017, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $82 million, $44 million, and $38 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2017, if market prices were 15% higher or lower than December 31, 2017, levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We seek to improve our regulatory frameworks and cost recovery mechanisms and are simultaneously pursuing constructive regulatory outcomes within existing frameworks, while also advocating for responsible energy policies. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators and to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned returns on equity and allocating capital resources to business opportunities that we expect will offer the most attractive risk-adjusted return potential.
As part of Ameren’s strategic plan, we pursue projects to meet our customer energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories. Ameren also evaluates competitive electric transmission investment opportunities as they arise. Additionally, Ameren Missouri expects to make investments over time that will enable it to transition to a more diverse energy generation portfolio.
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2018 and beyond.
Operations

•
Ameren continues to invest in FERC-regulated electric transmission. ATXI has three MISO-approved multi-value projects, the Illinois Rivers, Spoon River, and Mark Twain projects. The Illinois Rivers project involves the construction of a transmission line from eastern

Missouri across Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by the end of 2019. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Mark Twain project, located in northeast Missouri and connecting the Illinois Rivers project to Iowa, is expected to be completed by the end of 2019. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the Mark Twain project and its approval process and the Illinois Rivers project. As of December 31, 2017, ATXI’s expected remaining investment in all three projects is approximately $300 million, with the total investment to be more than $1.6 billion. In addition, Ameren Illinois expects to invest $2.3 billion in electric transmission assets from 2018 through 2022 to replace aging infrastructure and improve reliability.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the 2018 revenue requirements for Ameren Illinois’ and ATXI’s electric transmission businesses are $270 million and $174 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI's revenue requirements of $11 million and $4 million, respectively, primarily because of the rate base growth described above, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, was the subject of a FERC complaint case filed in February 2015 which challenged the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. The timing and amount of any adjustment to the total allowed return on common equity that may be ordered as a result of the complaint case is uncertain. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ annual earnings by an estimated $8 million and $4 million, respectively, based on each company’s 2018 projected rate base. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding FERC complaint cases.

•
In March 2017, the MoPSC issued an order approving a unanimous stipulation and agreement in Ameren Missouri’s July 2016 regulatory rate review. The order resulted in a $3.4 billion revenue requirement, which is a $92 million increase in Ameren Missouri’s annual revenue requirement for electric service, compared with the prior revenue requirement established in the MoPSC’s April 2015 electric rate order. The new rates, base level of expenses, and amortizations became effective on April 1, 2017. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs decreased by $54 million from the base level established in the MoPSC’s April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, reduced expenses by $26 million from the base levels established in the MoPSC’s April 2015 electric rate order.

•
In December 2017, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $17 million decrease in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2018. However, Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2018 electric distribution service revenues will be based on its 2018 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2018 revenue requirement is expected to be comparable to the 2017 revenue requirement because of an expected increase in recoverable costs, expected rate base growth of approximately 5%, and an expected increase in the monthly average yield of 30-year United States Treasury bonds, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA. The 2018 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2020. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2018 projected year-end rate base.

•
The FEJA allows Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021 that will earn a return. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs from 2022 through 2030. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments will be collected from customers through a rider; they will not be included in the IEIMA formula ratemaking framework. See Note 2 – Rate and

Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Illinois’ approved energy-efficiency program for 2018 through 2021.

•
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $49 million, which included an estimated $42 million of annual revenues that would otherwise be recovered under a QIP rider. The request was based on a 10.3% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Illinois’ Natural Gas Delivery Service Regulatory Rate Review.

•
Ameren Missouri’s next scheduled refueling and maintenance outage at its Callaway energy center is scheduled for the spring of 2019. During the 2017 refueling, Ameren Missouri incurred maintenance expenses of $35 million. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased nonnuclear energy center maintenance costs in non-outage years.

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

•
As we continue to make infrastructure investments and to experience cost increases, Ameren Missouri and Ameren Illinois expect to seek regular electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and storage. However, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy as a means to address CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base earnings growth but also higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property taxes, and higher state income taxes, among other costs.

For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
In September 2017, Ameren Missouri filed its nonbinding 20-year integrated resource plan with the MoPSC. This plan includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states, and adding 100 megawatts of solar generation over the next 10 years. The new wind generation facilities are expected to be located in Missouri and neighboring states. The source, location, and cost of the new wind generation, among other items, remain subject to reaching agreements with developers. Based on current and projected market prices for energy, and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies, as well as energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, including the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC for projects located in Missouri, and any other required project approvals.

•
In connection with the integrated resource plan filing, discussed above, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of its useful life.

•
Through 2022, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $11.4 billion (Ameren Missouri – up to $4.5 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.3 billion) of capital expenditures during the period from 2018 through 2022. These estimates do not reflect the potential additional investments identified in Ameren Missouri’s integrated resource plan discussed above, which could represent incremental investments of approximately $1 billion through 2020 and are subject to regulatory approval. They also do not reflect potential additional investments that Ameren Missouri could make if improvements in its regulatory frameworks were made.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation or are being reviewed by the EPA, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2021, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. By the end of 2019, $951 million and $457 million of senior secured notes are scheduled to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their short-term debt with long-term debt in 2018 and 2019. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Federal income tax legislation enacted under the TCJA will have significant impacts on our results of operations, financial position, liquidity, and financial metrics. The TCJA will benefit customers through lower rates for our services but is not expected to materially affect our earnings. However, our cash flows and rate base are expected to be materially affected in the near term. Our rate-regulated businesses recover income taxes in customer rates based on the federal and state statutory corporate income tax rates in effect when the revenue requirements used to determine those rates were established. However, there is a timing difference between when we collect funds from our customers for income taxes and when we pay such taxes. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which has the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we have been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations, the effect of the reduced federal statutory corporate income tax rate is expected to be a decrease in operating cash flows. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2021. Additionally, operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. Ameren expects a decrease in operating cash flows of approximately $1 billion from 2018 through 2022 (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.4 billion) as a result of the TCJA, and expects an increase in rate base of approximately $1 billion over the same time period (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.5 billion).

•
As of December 31, 2017, Ameren had $235 million in tax benefits from federal and state net operating loss carryforwards and $120 million in federal and state income tax credit carryforwards. These carryforwards are expected to partially offset income tax obligations until 2021, at which time Ameren expects to begin making material income tax payments. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri and Ameren Illinois expect to begin making material income tax payments to Ameren (parent) beginning in 2018.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash requirements, beginning in the first quarter of 2018, Ameren will use newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to do so over the next five years. Additionally, Ameren may be required to issue incremental debt and/or equity, with the long-

term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. Ameren Missouri and Ameren Illinois expect to fund cash flows needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent), with the intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks.
The above items could have a material impact on our results of operations, financial position, and liquidity. Additionally, in the ordinary course of business, we evaluate strategies to enhance our results of operations, financial position, and liquidity. These strategies may include acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives to increase Ameren’s shareholder value. We are unable to predict which, if any, of these initiatives will be executed. The execution of these initiatives may have a material impact on our future results of operations, financial position, or liquidity.
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

•
Ameren Illinois’ assessment of and ability to estimate the current year’s electric delivery service costs to be reflected in revenues and recovered from customers in a subsequent year under the IEIMA performance-based formula ratemaking framework

•
Ameren Illinois’ and ATXI’s assessment of and ability to estimate the current year’s electric transmission service costs to be reflected in revenues and recovered from customers in a subsequent year under the FERC ratemaking frameworks

•	Ameren Missouri’s estimate of revenue recovery under the MEEIA plans

•	Any adjustments related to the TCJA
Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, legislation, or historical experience, as well as discussions with legal counsel. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months following the end of the annual period in which they are recognized. Ameren Illinois estimates its annual revenue requirement pursuant to the IEIMA for interim periods by using internal forecasted rate base, and published forecasted data regarding that year’s monthly average yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year’s actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in investments made or orders by the ICC or courts can result in a subsequent change in Ameren Illinois’ estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost revenues resulting from its MEEIA customer energy-efficiency programs. Ameren Missouri uses a MEEIA rider to collect from or refund to customers any annual difference in the actual amounts incurred and the amounts collected from customers. The Ameren Companies made provisional estimates to deferred tax balances as a result of the TCJA. The revaluation of certain deferred taxes was deferred as a regulatory asset or liability on the balance sheet and will be collected from or refunded to customers as determined by our regulators. These estimates are subject to change, as discussed in the Accounting for Income Taxes section below. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets or liabilities for each of the Ameren Companies. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for a listing of regulatory mechanisms used by Ameren Missouri and Ameren Illinois.
Benefit Plan Accounting
Based on actuarial calculations, we accrue costs of providing future employee benefits for the benefit plans we offer our employees. See Note 10 – Retirement Benefits under Part II, Item 8, of this report.

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
Basis for Judgment
Ameren has defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren has defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Our ultimate selection of the discount rate, health care trend rate, and expected rate of return on pension and other postretirement benefit plan assets is based on our consistent application of assumption-setting methodologies and our review of available historical, current, and projected rates, as applicable. We also make mortality assumptions to estimate our pension and other postretirement benefit obligations. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for these assumptions and the sensitivity of Ameren’s benefit plans to potential changes in these assumptions.
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

Basis for Judgment
The determination of a loss contingency requires significant judgment as to the expected outcome of the contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider the nature of the litigation, the claim or assessment, opinions or views of legal counsel, and the expected outcome of potential litigation, among other things. If no estimate is better than another within our range of estimates, we record as our best estimate of a loss the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved. Contingencies are normally resolved over long periods of time. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.
Accounting for Income Taxes
We record a provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 12 – Income Taxes under Part II, Item 8, of this report.

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

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including a change in forecasted financial condition and/or results of operations, change in income tax laws, enacted tax rates or amounts subject to income tax, the form, structure, and timing of asset or stock sales or dispositions, change in the regulatory treatment of any tax reform benefits, and results of audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the TCJA, as well as the associated treatment by our regulators, may impact the estimates for income taxes discussed above. See Note 12 – Income Taxes under Part II, Item 8, of this report for the amount of deferred income taxes recorded at December 31, 2017.
Unbilled Revenue
At the end of each period, Ameren, Ameren Missouri, and Ameren Illinois estimate the usage that has been provided to customers but not yet billed. This usage amount, along with a per unit price, is used to estimate an unbilled balance. For its electric distribution business, Ameren Illinois then considers and reflects the effect of the decoupling provisions of the FEJA.

•	Estimating customer energy usage

•	Estimating impacts of weather and other usage-affecting factors for the unbilled period

•	Estimating loss of energy during transmission and delivery

Basis for Judgment
We base our estimate of unbilled revenue each period on the volume of energy delivered, as valued by a model of billing cycles and historical usage rates and by growth or contraction by customer class for our service area. This figure is then adjusted for the modeled impact of seasonal and weather variations based on historical results. As a result of its regulatory framework, Ameren Illinois adjusts unbilled electric distribution revenues to reflect the decoupling provisions of the FEJA, with an offset to a regulatory asset or liability. See the balance sheet for each of the Ameren Companies under Part II, Item 8, of this report for unbilled revenue amounts.
Impact of New Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.
EFFECTS OF INFLATION AND CHANGING PRICES
Ameren’s rates for retail electric and natural gas utility service are regulated by the MoPSC and the ICC. Nonretail electric rates are regulated by the FERC. Rate regulation is generally based on the recovery of historical or projected costs. As a result, revenue increases could lag behind changing prices. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois participates in performance-based formula ratemaking frameworks established pursuant to the IEIMA and the FEJA for its electric distribution business and its electric energy-efficiency investments. Ameren Illinois is required to purchase all of its power through procurement processes administered by the IPA. The cost of procured power can be affected by inflation. Within the IEIMA and the FEJA formula ratemaking frameworks, the monthly average yields of 30-year United States Treasury bonds are the basis for Ameren Illinois’ return on equity. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the annual return on equity applicable to Ameren Illinois’ electric distribution business and electric energy-efficiency investments. Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year.
The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, customer rates designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years.
Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. The March 2017 MoPSC electric rate order approved Ameren Missouri’s request for continued use of the FAC; however, the FAC excludes substantially all transmission revenues and charges. Ameren Missouri is therefore exposed to transmission charges to the extent that they exceed transmission revenues. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.
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
Our risk management objectives are to optimize our physical generating assets and to pursue market opportunities within prudent risk parameters. Our risk management policies are set by a risk management steering committee, which is composed of senior-level Ameren officers, with Ameren board of directors’ oversight.
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:

•	long-term and short-term variable-rate debt;

•	fixed-rate debt;

•	United States Treasury bonds; and

•	the discount rate applicable to defined pension and postretirement benefit plans, asset retirement obligations, and goodwill.
We manage our interest rate exposure by controlling the amount of debt instruments within our total capitalization portfolio and by monitoring the effects of market changes on interest rates. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information related to asset retirement obligations, goodwill, and the defined pension and postretirement benefit plans.
The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2017:

	Interest Expense	Net Income(a)
Ameren	$7	$(5)
Ameren Missouri	2	(2)
Ameren Illinois	1	(1)

(a)	Calculations are based on the 2018 statutory tax rates of 27%, 25%, and 28% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The return on equity component under the IEIMA and the FEJA is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity under the formula ratemaking frameworks for both its electric distribution service and its electric energy-efficiency investments is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on its 2018 projected rate base.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See

Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2017.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2017, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables. As of December 31, 2017, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $31 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
Investment Price Risk
Plan assets of the pension and postretirement trusts, the nuclear decommissioning trust fund, and company-owned life insurance contracts include equity and debt securities. The equity securities are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2018 assumed return on plan assets of 7.00%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2017, this fund was invested in domestic equity securities (66%) and debt securities (33%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have company-owned life insurance contracts with net asset values of $136 million and $9 million, respectively, as of December 31, 2017.
Commodity Price Risk
Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses exposure to changing market prices is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and natural gas supply.

Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their customers. The effects of price volatility cannot be eliminated. However, procurement and sales strategies involve risk management techniques and instruments, as well as the management of physical assets.
Ameren Missouri has a FAC that allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews. Ameren Missouri remains exposed to the remaining 5% of such changes.
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. Ameren Illinois does not generate earnings based on the resale of power but rather on the delivery of energy. Ameren Illinois purchases power primarily through MISO, with additional procurement events administered by the IPA. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2020. In 2017, acting in its role as the provider of last resort, Ameren Illinois supplied power for 23% of its kilowatthour sales to its electric customers. Ameren Illinois expects full recovery of its purchased power costs.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional rate proceeding, subject to prudence review.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
See Transmission and Supply of Electric Power under Part I, Item 1, of this report for the percentages of our historical needs satisfied by coal, nuclear, natural gas, oil, and renewables. Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of ultra-low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase ultra-low-sulfur coal through 2021 to comply with environmental regulations. Disruptions to the deliveries of ultra-low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of ultra-low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. If Ameren Missouri were to experience a temporary disruption of ultra-low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of ultra-low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances to achieve compliance with environmental regulations, or purchase power necessary to meet demand.
The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations. However, Ameren and Ameren Missouri could incur material unexpected costs as a result of the Westinghouse bankruptcy, such as the loss of fuel inventory that is stored at Westinghouse’s facility and the cost of replacement power if nuclear fuel assemblies were not available for a future scheduled refueling and maintenance outage. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement. See Note 9 – Callaway Energy Center under Part II, Item 8, of this report for additional information.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, power, and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2017. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net	$(4)	$(180)	$(184)
Contracts realized or otherwise settled during the period	(3)	4	1
Fair value of new contracts entered into during the period	11	(7)	4
Other changes in fair value	4	(34)	(30)
Fair value of contracts outstanding at end of year, net	$8	$(217)	$(209)
The following table presents maturities of derivative contracts as of December 31, 2017, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less Than 1 Year	Maturity 1 – 3 Years	Maturity 3 – 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$3	$1	$—	$—	$4
Level 2(a)	(3)	(3)	—	—	(6)
Level 3(b)	8	2	—	—	10
Total	$8	$—	$—	$—	$8
Ameren Illinois:
Level 1	$(1)	$—	$—	$—	$(1)
Level 2(a)	(10)	(7)	(1)	—	(18)
Level 3(b)	(14)	(30)	(29)	(125)	(198)
Total	$(25)	$(37)	$(30)	$(125)	$(217)
Ameren:
Level 1	$2	$1	$—	$—	$3
Level 2(a)	(13)	(10)	(1)	—	(24)
Level 3(b)	(6)	(28)	(29)	(125)	(188)
Total	$(17)	$(37)	$(30)	$(125)	$(209)

(a)	Principally fixed-price vs. floating OTC power swaps, power forwards, and fixed-price vs. floating OTC natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ameren Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2018
We have served as the Company’s auditor since at least 1932. We have not determined the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Union Electric Company as of December 31, 2017 and 2016, and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2018
We have served as the Company’s auditor since at least 1932. We have not determined the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ameren Illinois Company as of December 31, 2017 and 2016, and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2018
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Electric	$5,310	$5,196	$5,180
Natural gas	867	880	918
Total operating revenues	6,177	6,076	6,098
Operating Expenses:
Fuel	737	745	878
Purchased power	638	621	514
Natural gas purchased for resale	311	341	415
Other operations and maintenance	1,660	1,676	1,694
Provision for Callaway construction and operating license	—	—	69
Depreciation and amortization	896	845	796
Taxes other than income taxes	477	467	473
Total operating expenses	4,719	4,695	4,839
Operating Income	1,458	1,381	1,259
Other Income and Expenses:
Miscellaneous income	59	74	74
Miscellaneous expense	21	32	30
Total other income	38	42	44
Interest Charges	391	382	355
Income Before Income Taxes	1,105	1,041	948
Income Taxes	576	382	363
Income from Continuing Operations	529	659	585
Income from Discontinued Operations, Net of Taxes	—	—	51
Net Income	529	659	636
Less: Net Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Net Income Attributable to Ameren Common Shareholders:
Continuing Operations	523	653	579
Discontinued Operations	—	—	51
Net Income Attributable to Ameren Common Shareholders	$523	$653	$630

Earnings per Common Share – Basic:
Continuing Operations	$2.16	$2.69	$2.39
Discontinued Operations	—	—	0.21
Earnings per Common Share – Basic	$2.16	$2.69	$2.60

Earnings per Common Share – Diluted:
Continuing Operations	$2.14	$2.68	$2.38
Discontinued Operations	—	—	0.21
Earnings per Common Share – Diluted	$2.14	$2.68	$2.59

Dividends per Common Share	$1.778	$1.715	$1.655
Average Common Shares Outstanding – Basic	242.6	242.6	242.6
Average Common Shares Outstanding – Diluted	244.2	243.4	243.6

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2017	2016	2015

Income from Continuing Operations	$529	$659	$585
Other Comprehensive Income (Loss) from Continuing Operations, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $3, $(7), and $3, respectively	5	(20)	6
Comprehensive Income from Continuing Operations	534	639	591
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	528	633	585
Comprehensive Income from Discontinued Operations Attributable to Ameren Common Shareholders	—	—	51
Comprehensive Income Attributable to Ameren Common Shareholders	$528	$633	$636
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$10	$9
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $19, respectively)	445	437
Unbilled revenue	323	295
Miscellaneous accounts and notes receivable	70	63
Inventories	522	527
Current regulatory assets	144	149
Other current assets	98	113
Total current assets	1,612	1,593
Property, Plant, and Equipment, Net	21,466	20,113
Investments and Other Assets:
Nuclear decommissioning trust fund	704	607
Goodwill	411	411
Regulatory assets	1,230	1,437
Other assets	522	538
Total investments and other assets	2,867	2,993
TOTAL ASSETS	$25,945	$24,699
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$841	$681
Short-term debt	484	558
Accounts and wages payable	902	805
Taxes accrued	52	46
Interest accrued	99	93
Customer deposits	108	107
Current regulatory liabilities	128	110
Other current liabilities	326	274
Total current liabilities	2,940	2,674
Long-term Debt, Net	7,094	6,595
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,506	4,264
Accumulated deferred investment tax credits	49	55
Regulatory liabilities	4,387	1,985
Asset retirement obligations	638	635
Pension and other postretirement benefits	545	769
Other deferred credits and liabilities	460	477
Total deferred credits and other liabilities	8,585	8,185
Commitments and Contingencies (Notes 2, 9, and 14)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – 242.6 shares outstanding	2	2
Other paid-in capital, principally premium on common stock	5,540	5,556
Retained earnings	1,660	1,568
Accumulated other comprehensive loss	(18)	(23)
Total Ameren Corporation shareholders’ equity	7,184	7,103
Noncontrolling Interests	142	142
Total equity	7,326	7,245
TOTAL LIABILITIES AND EQUITY	$25,945	$24,699

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$529	$659	$636
Income from discontinued operations, net of tax	—	—	(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	—	69
Depreciation and amortization	876	835	777
Amortization of nuclear fuel	76	88	97
Amortization of debt issuance costs and premium/discounts	22	22	22
Deferred income taxes and investment tax credits, net	539	386	369
Allowance for equity funds used during construction	(24)	(27)	(30)
Share-based compensation costs	17	17	24
Other	(10)	4	(10)
Changes in assets and liabilities:
Receivables	(53)	(71)	83
Inventories	17	11	(14)
Accounts and wages payable	32	19	(2)
Taxes accrued	55	13	(22)
Regulatory assets and liabilities	36	215	94
Assets, other	20	(22)	46
Liabilities, other	(7)	(9)	(44)
Pension and other postretirement benefits	(21)	(16)	(9)
Net cash provided by operating activities – continuing operations	2,104	2,124	2,035
Net cash used in operating activities – discontinued operations	—	(1)	(4)
Net cash provided by operating activities	2,104	2,123	2,031
Cash Flows From Investing Activities:
Capital expenditures	(2,132)	(2,076)	(1,917)
Nuclear fuel expenditures	(63)	(55)	(52)
Purchases of securities – nuclear decommissioning trust fund	(413)	(392)	(363)
Sales and maturities of securities – nuclear decommissioning trust fund	396	377	349
Other	7	5	32
Net cash used in investing activities – continuing operations	(2,205)	(2,141)	(1,951)
Net cash used in investing activities – discontinued operations	—	—	(25)
Net cash used in investing activities	(2,205)	(2,141)	(1,976)
Cash Flows From Financing Activities:
Dividends on common stock	(431)	(416)	(402)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	(74)	257	(413)
Redemptions, repurchases, and maturities of long-term debt	(681)	(395)	(120)
Issuances of long-term debt	1,345	389	1,197
Debt issuance costs	(11)	(9)	(12)
Share-based payments	(39)	(83)	(12)
Other	(1)	(2)	—
Net cash provided by (used in) financing activities – continuing operations	102	(265)	232
Net change in cash and cash equivalents	1	(283)	287
Cash and cash equivalents at beginning of year	9	292	5
Cash and cash equivalents at end of year	$10	$9	$292

Cash Paid (Refunded) During the Year:
Interest (net of $14, $15, and $17 capitalized, respectively)	$370	$358	$335
Income taxes, net	(19)	(12)	(15)

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2017	2016	2015
Common Stock	$2	$2	$2

Other Paid-in Capital:
Beginning of year	5,556	5,616	5,617
Share-based compensation activity	(16)	(60)	(1)
Other paid-in capital, end of year	5,540	5,556	5,616
Retained Earnings:
Beginning of year	1,568	1,331	1,103
Net income attributable to Ameren common shareholders	523	653	630
Dividends	(431)	(416)	(402)
Retained earnings, end of year	1,660	1,568	1,331
Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(23)	(3)	(9)
Change in deferred retirement benefit costs	5	(20)	6
Deferred retirement benefit costs, end of year	(18)	(23)	(3)
Total accumulated other comprehensive loss, end of year	(18)	(23)	(3)
Total Ameren Corporation Shareholders’ Equity	$7,184	$7,103	$6,946

Noncontrolling Interests:
Beginning of year	142	142	142
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Noncontrolling interests, end of year	142	142	142
Total Equity	$7,326	$7,245	$7,088

Common stock shares at end of year	242.6	242.6	242.6

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Electric	$3,413	$3,394	$3,470
Natural gas	126	128	137
Other	—	1	2
Total operating revenues	3,539	3,523	3,609
Operating Expenses:
Fuel	737	745	878
Purchased power	245	252	111
Natural gas purchased for resale	47	49	57
Other operations and maintenance	902	893	925
Provision for Callaway construction and operating license	—	—	69
Depreciation and amortization	533	514	492
Taxes other than income taxes	328	325	335
Total operating expenses	2,792	2,778	2,867
Operating Income	747	745	742
Other Income and Expenses:
Miscellaneous income	48	52	52
Miscellaneous expense	8	10	11
Total other income	40	42	41
Interest Charges	207	211	219
Income Before Income Taxes	580	576	564
Income Taxes	254	216	209
Net Income	326	360	355
Other Comprehensive Income	—	—	—
Comprehensive Income	$326	$360	$355

Net Income	$326	$360	$355
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$323	$357	$352

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	—	161
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	200	187
Accounts receivable – affiliates	11	12
Unbilled revenue	165	154
Miscellaneous accounts and notes receivable	35	14
Inventories	388	392
Current regulatory assets	56	35
Other current assets	50	49
Total current assets	905	1,004
Property, Plant, and Equipment, Net	11,751	11,478
Investments and Other Assets:
Nuclear decommissioning trust fund	704	607
Regulatory assets	395	619
Other assets	288	327
Total investments and other assets	1,387	1,553
TOTAL ASSETS	$14,043	$14,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$384	$431
Short-term debt	39	—
Accounts and wages payable	475	444
Accounts payable – affiliates	60	68
Taxes accrued	30	30
Interest accrued	54	54
Current regulatory liabilities	19	12
Other current liabilities	103	123
Total current liabilities	1,164	1,162
Long-term Debt, Net	3,577	3,563
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,650	3,013
Accumulated deferred investment tax credits	48	53
Regulatory liabilities	2,664	1,215
Asset retirement obligations	634	629
Pension and other postretirement benefits	213	291
Other deferred credits and liabilities	12	19
Total deferred credits and other liabilities	5,221	5,220
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,858	1,828
Preferred stock	80	80
Retained earnings	1,632	1,671
Total shareholders’ equity	4,081	4,090
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,043	$14,035
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$326	$360	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Callaway construction and operating license	—	—	69
Depreciation and amortization	514	506	476
Amortization of nuclear fuel	76	88	97
Amortization of debt issuance costs and premium/discounts	6	6	6
Deferred income taxes and investment tax credits, net	82	179	82
Allowance for equity funds used during construction	(21)	(23)	(22)
Other	4	5	2
Changes in assets and liabilities:
Receivables	(46)	5	72
Inventories	18	(4)	(39)
Accounts and wages payable	27	(18)	3
Taxes accrued	(1)	11	1
Regulatory assets and liabilities	26	84	117
Assets, other	30	(25)	26
Liabilities, other	(23)	(1)	4
Pension and other postretirement benefits	(2)	(4)	(2)
Net cash provided by operating activities	1,016	1,169	1,247
Cash Flows From Investing Activities:
Capital expenditures	(773)	(738)	(622)
Nuclear fuel expenditures	(63)	(55)	(52)
Purchases of securities – nuclear decommissioning trust fund	(413)	(392)	(363)
Sales and maturities of securities – nuclear decommissioning trust fund	396	377	349
Money pool advances, net	161	(125)	(36)
Other	7	(1)	—
Net cash used in investing activities	(685)	(934)	(724)
Cash Flows From Financing Activities:
Dividends on common stock	(362)	(355)	(575)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	39	—	(97)
Redemptions, repurchases, and maturities of long-term debt	(431)	(266)	(120)
Issuances of long-term debt	399	149	249
Capital issuance costs	(3)	(3)	(3)
Capital contribution from parent	30	44	224
Net cash used in financing activities	(331)	(434)	(325)
Net change in cash and cash equivalents	—	(199)	198
Cash and cash equivalents at beginning of year	—	199	1
Cash and cash equivalents at end of year	$—	$—	$199

Noncash financing activity – capital contribution from parent	$—	$—	$38

Cash Paid During the Year:
Interest (net of $10, $12, and $12 capitalized, respectively)	$202	$209	$212
Income taxes, net	178	27	72
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2017	2016	2015
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,828	1,822	1,569
Capital contribution from parent	30	6	253
Other paid-in capital, end of year	1,858	1,828	1,822

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,671	1,669	1,892
Net income	326	360	355
Common stock dividends	(362)	(355)	(575)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,632	1,671	1,669

Total Shareholders’ Equity	$4,081	$4,090	$4,082

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Electric	$1,784	$1,736	$1,683
Natural gas	743	754	783
Other	1	—	—
Total operating revenues	2,528	2,490	2,466
Operating Expenses:
Purchased power	417	399	420
Natural gas purchased for resale	264	292	358
Other operations and maintenance	789	804	797
Depreciation and amortization	341	319	295
Taxes other than income taxes	137	132	130
Total operating expenses	1,948	1,946	2,000
Operating Income	580	544	466
Other Income and Expenses:
Miscellaneous income	11	21	21
Miscellaneous expense	10	12	12
Total other income	1	9	9
Interest Charges	144	140	131
Income Before Income Taxes	437	413	344
Income Taxes	166	158	127
Net Income	271	255	217
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income tax benefit of $-, $(1), and $(2), respectively	—	(5)	(3)
Comprehensive Income	$271	$250	$214

Net Income	$271	$255	$217
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$268	$252	$214

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	234	242
Accounts receivable – affiliates	9	10
Unbilled revenue	158	141
Miscellaneous accounts receivable	35	22
Inventories	134	135
Current regulatory assets	87	108
Other current assets	15	25
Total current assets	672	683
Property, Plant, and Equipment, Net	8,293	7,469
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	822	816
Other assets	147	95
Total investments and other assets	1,380	1,322
TOTAL ASSETS	$10,345	$9,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$457	$250
Short-term debt	62	51
Accounts and wages payable	337	264
Accounts payable – affiliates	70	63
Taxes accrued	19	16
Interest accrued	33	33
Customer deposits	69	69
Current environmental remediation	42	38
Current regulatory liabilities	92	78
Other current liabilities	177	109
Total current liabilities	1,358	971
Long-term Debt, Net	2,373	2,338
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,021	1,631
Accumulated deferred investment tax credits	1	2
Regulatory liabilities	1,629	768
Pension and other postretirement benefits	285	346
Environmental remediation	134	162
Other deferred credits and liabilities	234	222
Total deferred credits and other liabilities	3,304	3,131
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,013	2,005
Preferred stock	62	62
Retained earnings	1,235	967
Total shareholders’ equity	3,310	3,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,345	$9,474

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$271	$255	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341	318	292
Amortization of debt issuance costs and premium/discounts	13	14	14
Deferred income taxes and investment tax credits, net	171	154	221
Other	—	(1)	(14)
Changes in assets and liabilities:
Receivables	(7)	(72)	16
Inventories	(1)	15	25
Accounts and wages payable	19	12	37
Taxes accrued	18	1	(2)
Regulatory assets and liabilities	16	120	(26)
Assets, other	(15)	(3)	17
Liabilities, other	3	(5)	(27)
Pension and other postretirement benefits	(14)	(8)	(4)
Counterparty collateral, net	—	3	(3)
Net cash provided by operating activities	815	803	763
Cash Flows From Investing Activities:
Capital expenditures	(1,076)	(924)	(918)
Other	6	6	5
Net cash used in investing activities	(1,070)	(918)	(913)
Cash Flows From Financing Activities:
Dividends on common stock	—	(110)	—
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	11	51	(32)
Money pool borrowings, net	—	—	(15)
Redemptions, repurchases, and maturities of long-term debt	(250)	(129)	—
Issuances of long-term debt	496	240	248
Capital issuance costs	(6)	(4)	(3)
Capital contribution from parent	8	—	25
Other	(1)	(1)	—
Net cash provided by financing activities	255	44	220
Net change in cash and cash equivalents	—	(71)	70
Cash and cash equivalents at beginning of year	—	71	1
Cash and cash equivalents at end of year	$—	$—	$71

Cash Paid (Refunded) During the Year:
Interest (net of $4, $3, and $5 capitalized, respectively)	$139	$127	$120
Income taxes, net	(22)	8	(113)

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2017	2016	2015
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	2,005	2,005	1,980
Capital contribution from parent	8	—	25
Other paid-in capital, end of year	2,013	2,005	2,005

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	967	825	611
Net income	271	255	217
Common stock dividends	—	(110)	—
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,235	967	825

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	—	5	8
Change in deferred retirement benefit costs	—	(5)	(3)
Deferred retirement benefit costs, end of year	—	—	5
Total accumulated other comprehensive income, end of year	—	—	5

Total Shareholders’ Equity	$3,310	$3,034	$2,897

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below, including Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as the provision of shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise.

•
Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri, which includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.2 million customers and natural gas service to 0.1 million customers.

•
Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois. Ameren Illinois was incorporated in Illinois in 1923 and is the successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to a 40,000 square mile area in central and southern Illinois. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 0.8 million customers.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and placed the Spoon River project in service in February 2018.

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
As of December 31, 2017 and December 31, 2016, Ameren had unconsolidated variable interests as a limited partner in various equity method investments totaling $17 million and $9 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly impact the activities of these variable interest entities. As of December 31, 2017, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $17 million plus associated outstanding funding commitments of $20 million.
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
Regulation
We are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. Ameren Missouri and Ameren Illinois have various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas and electric fuel and purchased power costs without a traditional regulatory rate review.
In Ameren Missouri’s and Ameren Illinois’ natural gas businesses, changes in natural gas costs are reflected in billings to their respective customers through PGA clauses. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period.

Ameren Missouri has a FAC that allows an adjustment of electric rates three times per year, without a traditional rate proceeding, for a pass-through to customers of 95% of the variance in net energy costs from the amount set in base rates, subject to MoPSC prudence review. The difference between the actual amounts incurred for these items and the amounts recovered from Ameren Missouri customers’ base rates is deferred as a regulatory asset or liability. The deferred amounts are either billed or refunded to electric customers in a subsequent period.
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
In addition to the rate-adjustment mechanisms discussed above, Ameren Missouri and Ameren Illinois have approvals from rate regulators to use other cost recovery mechanisms. Ameren Missouri has a pension and postretirement benefit cost tracker, an uncertain tax positions tracker, a renewable energy standards cost tracker, a solar rebate program tracker, and the MEEIA energy-efficiency rider. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois participates in performance-based formula ratemaking frameworks established pursuant to the IEIMA and the FEJA for its electric distribution business and its electric energy-efficiency investments. Ameren Illinois also has environmental cost riders, an asbestos-related litigation rider, natural gas energy-efficiency rider, a QIP rider, a VBA rider, and a bad debt rider. See Note 2 – Rate and Regulatory Matters for additional information on the regulatory assets and liabilities recorded at December 31, 2017 and 2016.
The Ameren Illinois asbestos-related litigation rider includes a trust fund. At December 31, 2017 and 2016, the trust fund balance of $23 million and $22 million, respectively, was reflected in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets. This balance is restricted only for the use of funding certain asbestos-related claims. The rider is subject to the following terms: 90% of the cash expenditures in excess of the amount included in base electric rates is to be recovered from the trust fund. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund.
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
Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are capitalized when purchased and then expensed as consumed or capitalized as property, plant, and equipment when installed, as appropriate. The following table presents a breakdown of inventories for each of the Ameren Companies at December 31, 2017 and 2016:

	Ameren Missouri	Ameren Illinois	Ameren
2017
Fuel(a)	$154	$—	$154
Natural gas stored underground	8	74	82
Materials, supplies, and other	226	60	286
Total inventories	$388	$134	$522
2016
Fuel(a)	$172	$—	$172
Natural gas stored underground	9	73	82
Materials, supplies, and other	211	62	273
Total inventories	$392	$135	$527

(a)	Consists of coal, oil, and propane.

Property, Plant, and Equipment, Net
We capitalize the cost of additions to, and betterments of, units of property, plant, and equipment. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures, including nuclear refueling and maintenance outages, are expensed as incurred. When units of depreciable property are retired, the original costs, less salvage values, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations section below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in 2017, 2016, and 2015 ranged from 3% to 4% of the average depreciable cost.
Allowance for Funds Used During Construction
We capitalize allowance for funds used during construction, or the cost of borrowed funds and the cost of equity funds (preferred and common shareholders’ equity) applicable to rate-regulated construction expenditures, in accordance with the utility industry’s accounting practice. Allowance for funds used during construction does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing during construction, and it treats such financing costs in the same manner as construction charges for labor and materials.
Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the annual allowance for funds used during construction debt and equity blended rates that were applied to construction projects in 2017, 2016, and 2015:

	2017	2016	2015
Ameren Missouri	7%	7%	7%
Ameren Illinois	4%	5%	6%
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2017 and 2016. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2017 and 2016. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2017 and 2016.
Ameren and Ameren Illinois evaluate goodwill for impairment in each of their reporting units as of October 31 each year, or more frequently if events and circumstances change that would more likely than not reduce the fair value of their reporting units below their carrying amounts. To determine whether the fair value of a reporting unit is more likely than not greater than its carrying amount, Ameren and Ameren Illinois elect to perform either a qualitative assessment or to bypass the qualitative assessment and perform a quantitative test, on an annual basis. On December 31, 2016, due to a change in reporting units, Ameren and Ameren Illinois performed a quantitative test and determined that the estimated fair value of each reporting unit significantly exceeded its respective carrying value as of that date. Based on these results, Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2017.
The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit significantly exceeded its carrying value as of October 31, 2017, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill. The following factors, among others, were considered by Ameren and Ameren Illinois when they assessed whether it was more likely than not that the fair value of each of their reporting units exceeded its carrying value as of October 31, 2017:

•	macroeconomic conditions, including those conditions within Ameren Illinois’ service territory;

•	pending regulatory rate review outcomes and projections of future regulatory rate review outcomes;

•	changes in laws and potential law changes;

•	observable industry market multiples;

•	achievement of IEIMA and FEJA performance metrics and the yield of 30-year United States Treasury bonds;

•	an unexpected further reduction in the FERC-allowed return on equity with respect to transmission services; and

•	projected operating results and cash flows.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2017 and 2016.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates.
Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs based on changes in the estimated fair values of the obligations with a corresponding increase or decrease in the asset book value. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $26 million, $31 million, and $13 million for the years ended December 31, 2017, 2016, and 2015, respectively, which was deferred as a reduction to the net regulatory liability. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Ameren and Ameren Missouri have a nuclear decommissioning trust fund for the decommissioning of the Callaway energy center. Net realized and unrealized gains and losses within the nuclear decommissioning trust fund are deferred as a regulatory liability. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. Asset removal costs that do not constitute legal obligations are classified as regulatory liabilities. See Note 2 – Rate and Regulatory Matters.
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2017 and 2016:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2015	$617		$6		$623
Liabilities incurred	3		—		3
Liabilities settled	(2)		(a)		(2)
Accretion in 2016(b)	25		(a)		25
Change in estimates	1		—		1
Balance at December 31, 2016	$644	(c)	$6	(d)	$650	(c)
Liabilities incurred	—		—		—
Liabilities settled	(12)		(1)		(13)
Accretion in 2017(b)	26		(a)		26
Change in estimates(e)	(18)		(1)		(19)
Balance at December 31, 2017	$640	(c)	$4	(d)	$644	(c)

(a)	Less than $1 million.

(b)	Ameren Missouri’s accretion expense was deferred as a decrease to regulatory liabilities.

(c)	Balance included $6 million and $15 million in “Other current liabilities” on the balance sheet as of December 31, 2017 and 2016, respectively.

(d)	Included in “Other deferred credits and liabilities” on the balance sheet.

(e)
Ameren Missouri changed its fair value estimate primarily because of an extension of the remediation period of certain CCR storage facilities, an update to the decommissioning of the Callaway energy center to reflect the cost study and funding analysis filed with the MoPSC in 2017, and an increase in the assumed discount rate.

Noncontrolling Interests
As of December 31, 2017 and 2016, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Operating Revenue
The Ameren Companies record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period.
Ameren Illinois participates in the performance-based formula ratemaking framework pursuant to the IEIMA and the FEJA. In addition, Ameren Illinois’ and ATXI’s electric transmission service operating revenues are regulated by the FERC. The provisions of the IEIMA and the FERC’s electric transmission formula rate framework provide for annual reconciliations of the electric distribution and electric transmission service revenue requirements necessary to reflect the actual recoverable costs incurred in a given year with the revenue requirements in customer rates for that year, including an allowed return on equity. In each of those electric jurisdictions, if the current year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years. See Note 2 – Rate and Regulatory Matters for information regarding Ameren Illinois’ revenue requirement reconciliation pursuant to the IEIMA.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri’s and Ameren Illinois’ prior-period transactions will be resettled outside the routine settlement process because of a change in MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. Revenues are recognized once the resettlement amount is received. There were no material MISO resettlements in 2017, 2016, or 2015.
Nuclear Fuel
Ameren Missouri’s cost of nuclear fuel is capitalized and then amortized to fuel expense on a unit-of-production basis. The cost is charged to “Operating Expenses – Fuel” in the statement of income.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an assumed forfeiture rate. Ameren recognizes as compensation expense the estimated fair value of stock-based compensation on a straight-line basis over the requisite vesting period. See Note 11 – Stock-based Compensation for additional information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers certain excise taxes that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business. They are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas,” and “Operating Expenses – Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes for electric service in Illinois are levied on customers and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents the excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas,” and “Operating Expenses – Taxes other than income taxes” for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren Missouri	$153	$151	$156
Ameren Illinois	57	57	57
Ameren	$210	$208	$213

Unamortized Debt Discounts, Premiums, and Issuance Costs
Long-term debt discounts, premiums, and issuance costs are amortized over the lives of the related issuances. Credit agreement fees are amortized over the term of the agreement.
Income Taxes
Ameren uses an asset and liability approach for its financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for transactions that are treated differently for financial reporting and income tax return purposes. These deferred tax assets and liabilities are based on statutory tax rates.
We expect that regulators will reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in certain deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate increases. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes is recorded as a regulatory asset or liability on the balance sheet and will be collected from or refunded to customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes is recorded as an adjustment to income tax expense on the income statement. See Note 12 – Income Taxes for further information regarding both the revaluation of deferred taxes related to the TCJA.
Ameren Missouri, Ameren Illinois, and all the other Ameren subsidiary companies are parties to a tax allocation agreement with Ameren (parent) that provides for the allocation of consolidated tax liabilities. The tax allocation agreement specifies that each party be allocated an amount of tax using a stand-alone calculation, which is similar to that which would be owed or refunded had the party been separately subject to tax considering the impact of consolidation. Any net benefit attributable to Ameren (parent) is reallocated to the other parties. This reallocation is treated as a capital contribution to the party receiving the benefit. See Note 13 – Related-party Transactions for information regarding capital contributions under the tax allocation agreement.
Earnings per Share
Basic earnings per share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units were settled. The number of performance share units assumed to be settled was 1.6 million, 0.8 million, and 1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. There were no potentially dilutive securities excluded from the diluted earnings per share calculations for the years ended December 31, 2017, 2016, and 2015.
Divestiture Transactions and Discontinued Operations
In December 2013 and January 2014, Ameren completed the divestiture of New AER and certain other assets. All matters related to the final tax basis of New AER and the related tax benefit resulting from its divestiture were resolved with the completion of the IRS audit of 2013. During 2015, based on the completion of the IRS audit of 2013, Ameren removed a reserve for unrecognized tax benefits of $53 million recorded in 2013 and recognized a tax benefit from discontinued operations. Ameren also paid $25 million and concluded its obligations with New AER.
Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The underlying principle of the guidance is that an entity will recognize revenue for the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as separate presentation of alternative revenue programs on the income statement. Entities can apply the guidance to each reporting period presented (the full retrospective method), or they can record a cumulative effect adjustment to retained earnings in the period of initial adoption (the modified retrospective method).

We have completed the evaluation of our contracts. Adoption of this guidance will not result in material changes to the amount or timing of revenue recognition. We will apply the guidance using the full retrospective method. We will include disaggregated revenue disclosures by segment and customer class in the combined notes to the financial statements. This guidance will be effective for the Ameren Companies for the first quarter of 2018.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires an entity to report, including on a retrospective basis, the non-service cost or income components of net benefit cost separately from the service cost component and outside of operating income. Our adoption of this guidance will result in the reclassification of 2017 net benefit income of $44 million, $22 million, and $10 million, currently presented as a reduction of "Other operations and maintenance expense," on Ameren's, Ameren Missouri's, and Ameren Illinois' respective statements of income. These amounts will be presented outside of operating income. Similarly, 2016 net benefit income of $55 million, $18 million, and $24 million, currently presented as a reduction of "Other operations and maintenance expense" on Ameren's, Ameren Missouri's, and Ameren Illinois' respective statements of income, will also be reclassified and presented outside of operating income.
The guidance also permits an entity to capitalize only the service cost component as part of an asset, such as inventory or property, plant, and equipment, on a prospective basis. Previously, all of the net benefit cost components were eligible for capitalization. This change in the capitalization of net benefit costs is not expected to affect our ability to recover total net benefit cost through customer rates. This guidance will be effective for the Ameren Companies in the first quarter of 2018. See Note 10 – Retirement Benefits for the components of net benefit cost.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued authoritative guidance that specifies the classification and presentation of certain cash flow items to reduce diversity in practice. This guidance will be effective for the Ameren Companies in the first quarter of 2018, and requires changes to be applied retrospectively. For Ameren and Ameren Illinois, the adoption of this guidance will result in the retrospective reclassification from operating activities to financing activities of $7 million of bond premiums received in 2016.
Financial Instruments – Recognition and Measurement, and Credit Losses
In January 2016, the FASB issued authoritative guidance that addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires an entity to measure equity investments, other than those accounted for under the equity method of accounting, at fair value and to recognize changes in fair value in net income. The adoption of this guidance will not have a material impact on our results of operations or financial position. The recognition, measurement, and disclosure guidance will be effective for the Ameren Companies in the first quarter of 2018. The guidance requires changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date.
In June 2016, the FASB issued authoritative guidance that requires an entity to recognize an allowance for financial instruments that reflects its current estimate of credit losses expected to be incurred over the life of the financial instruments. The guidance requires an entity to measure expected credit losses using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We are currently assessing the impacts of this guidance on our results of operations, financial position, and disclosures. The credit loss guidance will be effective for the Ameren Companies in the first quarter of 2020. It requires changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date.
Leases
In February 2016, the FASB issued authoritative guidance that requires an entity to recognize assets and liabilities arising from all leases with a term greater than one year. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on its classification as a finance lease or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance will affect the Ameren Companies’ financial position by increasing the assets and liabilities recorded relating to their operating leases, which will be recognized and measured at the beginning of the earliest period presented. Other arrangements not previously accounted for as leases may be required to be accounted for as leases; these arrangements would similarly result in increases to assets and liabilities recorded. We are currently assessing our arrangements to determine those that are within the scope of this guidance. We are also assessing the impacts of this guidance for effects on our results of operations, cash flows, and disclosures. This guidance will be effective for the Ameren Companies in the first quarter of 2019. See Note 14 – Commitments and Contingencies for additional information on our leases.
Reclassification of Certain Tax Effects from Accumulated OCI
In February 2018, the FASB issued authoritative guidance allowing a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the TCJA. This optional reclassification can be applied retrospectively to December 31, 2017, or in the period of adoption. We are currently assessing whether we will elect to perform such a reclassification and the potential impact.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Missouri
March 2017 Electric Rate Order
In March 2017, the MoPSC issued an order approving a unanimous stipulation and agreement in Ameren Missouri’s July 2016 regulatory rate review. The order resulted in a $3.4 billion revenue requirement, which was a $92 million increase in Ameren Missouri’s annual revenue requirement for electric service, compared with the prior revenue requirement established in the MoPSC’s April 2015 electric rate order. The new rates, base level of expenses, and amortizations became effective on April 1, 2017.
The order authorized the continued use of the FAC and the regulatory tracking mechanisms for pension and postretirement benefits, uncertain income tax positions, and renewable energy standards that the MoPSC authorized in earlier electric rate orders. These regulatory tracking mechanisms provide for a base level of expense to be reflected in Ameren Missouri’s base electric rates with differences between the base amount and the actual expenses incurred deferred as a regulatory asset or liability. Excluding cost reductions associated with reduced sales volumes, the base level of net energy costs decreased by $54 million from the base level established in the MoPSC’s April 2015 electric rate order. Changes in amortizations and the base level of expenses for the other regulatory tracking mechanisms, including extending the amortization period of certain regulatory assets, reduced expenses by $26 million from the base levels established in the MoPSC’s April 2015 electric rate order.
MEEIA
In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a stipulation and agreement among Ameren Missouri, the MoPSC staff, and the MoOPC. Ameren Missouri will collect the performance incentive over a two-year period that began in February 2017.
In November 2015, the MoPSC issued an order regarding the determination of a certain input used to calculate the performance incentive. Ameren Missouri filed an appeal of the order with the Missouri Court of Appeals, Western District. In December 2016, the Missouri Court of Appeals, Western District, upheld the November 2015 MoPSC order. Ameren Missouri then appealed that decision to the Missouri Supreme Court. If the decision is overturned, Ameren Missouri would recognize an additional $9 million MEEIA 2013 performance incentive.
The MEEIA 2016 program provided Ameren Missouri with a performance incentive to earn additional revenues by achieving certain customer energy-efficiency goals, including $27 million if 100% of the goals were achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceeded those goals. In September 2017, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the first year of the MEEIA 2016 programs. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri will recognize $5 million of additional revenues in the first quarter of 2018 relating to the MEEIA 2016 performance incentive.
MoPSC Federal Income Tax Proceeding
In February 2018, the MoPSC initiated proceedings to investigate how the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA should be reflected in rates paid by customers of Missouri’s regulated utilities, including rates paid by electric and natural gas customers of Ameren Missouri. At this time, Ameren Missouri is unable to predict the timing or the magnitude of any impact on its electric and natural gas rates that may result from the ultimate resolution of this matter.

ATXI’s Mark Twain Project
The Mark Twain project is a MISO-approved transmission line to be located in northeast Missouri with an expected investment of $250 million. In the third quarter of 2017, ATXI finalized an alternative project route and reached agreements with Ameren Missouri and an electric cooperative in northeast Missouri to locate almost all of the Mark Twain project on existing line corridors. It also received assents for road crossings from the five affected counties in northeast Missouri. In January 2018, the MoPSC granted ATXI a certificate of convenience and necessity for the Mark Twain project. ATXI plans to begin construction in the second quarter of 2018 and to complete the project by the end of 2019.
Illinois
IEIMA & FEJA
Under a formula ratemaking framework effective through 2022, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity. The formula ratemaking framework qualifies as an alternative revenue program under GAAP. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC. As of December 31, 2017, Ameren Illinois had recorded regulatory assets of $54 million and $24 million, including interest, to reflect its expected 2017 and its approved 2016 revenue requirement reconciliation adjustments, respectively. As of December 31, 2016, Ameren Illinois had recorded a $68 million regulatory asset to reflect its approved 2015 revenue requirement reconciliation adjustment, which was collected, with interest, from customers during 2017.
In December 2017, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $17 million decrease in Ameren Illinois’ electric delivery service revenue requirement beginning in January 2018. This update reflected an increase to the annual formula rate based on 2016 actual costs and expected net plant additions for 2017, as well as an increase to include the 2016 revenue requirement reconciliation adjustment. The increases in the update filing were more than offset by a decrease for the conclusion of the 2015 revenue requirement reconciliation adjustment, which was fully collected from customers in 2017, consistent with the ICC’s December 2016 annual update filing order.
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking framework through 2022, and clarifying that a common equity ratio up to and including 50% is prudent. Beginning in 2017, the FEJA permitted Ameren Illinois to recover, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes. Prior to the FEJA, Ameren Illinois’ interim period revenue recognition was volume-based, as revenues were affected by the timing of sales volumes due to seasonal rates and changes in volumes resulting from, among other things, weather and energy efficiency. This previous revenue recognition method resulted in more revenue during the third quarter and less revenue during the other quarters of each year. Beginning in 2017, in connection with the decoupling provisions of the FEJA, Ameren Illinois changed the method it uses to recognize interim-period revenue. Ameren Illinois now recognizes revenue consistent with the timing of actual incurred electric distribution recoverable costs, and it recognizes revenue associated with the expected return on its rate base ratably over the year. The decoupling provisions of the FEJA do not expire at the end of 2022.
The FEJA allows Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. The FEJA increased the level of electric energy-efficiency saving targets through 2030. In June 2017, pursuant to the FEJA, Ameren Illinois filed with the ICC an energy-efficiency plan for 2018 through 2021. In September 2017, the ICC issued an order approving Ameren Illinois’ implementation of the FEJA electric energy-efficiency savings targets and investments. Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs from 2022 through 2030. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments will be collected from customers through a rider; they will not be included in the IEIMA formula ratemaking framework.
Income Tax Regulatory Mechanisms
In February 2018, the ICC granted Ameren Illinois’ request, filed in January 2018, to establish a rider to pass through to Ameren Illinois’ electric distribution customers the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes, net of the increase in state income taxes enacted in July 2017. Ameren Illinois' electric distribution customers will receive up to an estimated $50 million per year through the rider beginning in the first quarter of 2018 and continuing through 2019. Absent this rider, Ameren Illinois' electric distribution customers would not benefit from Ameren Illinois' reduced income tax liability until 2020, at which time the net reduction in income taxes would have been reflected in customer rates through the revenue reconciliation process.
In January 2018, the ICC initiated a proceeding to require that Ameren Illinois record a regulatory liability, beginning January 25, 2018, for the net amount of the difference between revenues billed under natural gas rates in effect, pursuant to Ameren Illinois’ most recent natural gas rate order, and the revenues that would have been billed had the state and federal tax rate changes been in effect. In February 2018, Ameren Illinois filed a response to the ICC seeking approval of a rider that calculates such differences, specifically by evaluating the return of excess deferred taxes and income taxes included in the revenue requirement prior to the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the increase in state income taxes enacted in July 2017. Ameren Illinois’ natural gas customers may receive up to an estimated $16 million through the proposed rider, or through some other tariff approved by the ICC, over a one-year period beginning in May 2018.
2018 Natural Gas Delivery Service Regulatory Rate Review
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $49 million, which included an estimated $42 million of annual revenues that would otherwise be recovered under a QIP rider. The request was based on a 10.3% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. The request reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017. In an attempt to reduce regulatory lag, Ameren Illinois used a 2019 future test year in this proceeding.
A decision by the ICC in this proceeding is required by December 2018, with new rates expected to be effective in January 2019. Ameren Illinois cannot predict the level of any delivery service rate changes the ICC may approve, nor whether any rate changes that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to one line segment in the Illinois Rivers project. The estimated line segment capital expenditure investment is approximately $85 million, of which $36 million was invested as of December 31, 2017. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. In November 2017, ATXI appealed this decision to the Illinois Supreme Court. ATXI plans to complete the project by the end of 2019; however, delays associated with the condemnation proceedings or an appeal arising from the order dismissing the Edgar County cases could delay the completion date. The other eight line segments of the Illinois Rivers project are not affected by these proceedings.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity for the 15-month period of November 2013 to February 2015 to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. The order required customer refunds, with interest, to be issued for that 15-month period. In 2017, Ameren and Ameren Illinois refunded $21 million and $17 million, respectively, related to the November 2013 complaint case. The 10.82% total allowed return on common equity has been reflected in rates since September 2016. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. The timing of the issuance of the final order in the February 2015 complaint case is uncertain for two reasons. First, while the FERC reestablished a quorum of commissioners in August 2017 after six months without a quorum, the FERC is under no deadline to issue a final order. Second, in the second quarter of 2017, the United States Court of Appeals for the District of

Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. Ameren is unable to predict the impact of the outcome of the United States Court of Appeals for the District of Columbia Circuit’s remand on the MISO FERC complaint cases at this time.
In September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. The MISO transmission owners maintain that the February 2015 complaint was predicated on the premise that the now superseded 12.38% allowed base return on common equity was an unjust and unreasonable return and is therefore inapplicable given the current 10.32% allowed base return on common equity. The MISO transmission owners further maintain that the current 10.32% allowed base return on common equity has not been proven to be unjust and unreasonable based on information provided, including the base return on common equity methodology ranges set forth in the February 2015 complaint case and in the initial decision issued by an administrative law judge in June 2016. Additionally, the MISO transmission owners maintain that the February 2015 complaint should be dismissed because the approach utilized in the case to assert that a return on common equity was unjust and unreasonable was insufficient. That same approach was rejected by the United States Court of Appeals for the District of Columbia Circuit, as discussed above. FERC is under no deadline to issue an order on this motion.
As of December 31, 2017, Ameren and Ameren Illinois recorded current regulatory liabilities of $42 million and $25 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
MISO Federal Income Tax Proceeding
In February 2018, MISO transmission owners with forward-looking rate formulas, including Ameren Illinois and ATXI, filed a request with the FERC to allow revisions to their 2018 electric transmission rates to reflect the impact of the reduction in federal income taxes enacted under the TCJA. If approved, Ameren Illinois and ATXI’s 2018 electric transmission rates would be reduced by $27 million and $23 million, respectively. Absent this revision, the reduction in federal income taxes enacted under the TCJA would not be reflected in Ameren Illinois' and ATXI's electric transmission rates until 2020 through the revenue reconciliation process.
Combined Construction and Operating License
In 2008, Ameren Missouri filed an application with the NRC for a COL for a second nuclear unit at Ameren Missouri’s existing Callaway County, Missouri, energy center site. In 2009, Ameren Missouri suspended its efforts to build a second nuclear unit at its existing Callaway site, and the NRC suspended review of the COL application. Prior to suspending its efforts, Ameren Missouri had capitalized $69 million related to the project. Primarily because of changes in vendor support for licensing efforts at the NRC, Ameren Missouri’s assessment of long-term capacity needs, declining costs of alternative generation technologies, and the regulatory framework in Missouri, Ameren Missouri discontinued its efforts to license and build a second nuclear unit at its existing Callaway site. As a result of this decision, in 2015, Ameren and Ameren Missouri recognized a $69 million noncash pretax provision for all of the previously capitalized COL costs. Ameren Missouri has withdrawn its COL application with the NRC.
Regulatory Assets and Liabilities
In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, we defer certain costs as regulatory assets pursuant to actions of regulators or because we expect to recover such costs in rates charged to customers. We may also defer certain amounts as regulatory liabilities because of actions of regulators or because we expect that such amounts will be returned to customers in future rates. The following table presents our regulatory assets and regulatory liabilities at December 31, 2017 and 2016:

	2017			2016
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Current regulatory assets:
Under-recovered FAC(a)(b)	$47	$—	$47	$21	$—	$21
Under-recovered Illinois electric power costs(c)	—	—	—	—	3	3
Under-recovered PGA(c)	1	13	14	—	4	4
MTM derivative losses(d)	8	25	33	9	15	24
Energy-efficiency riders(e)	—	—	—	5	—	5
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	24	24	—	68	68
FERC revenue requirement reconciliation adjustment(a)(g)	—	9	10	—	7	13
VBA rider(a)(h)	—	15	15	—	11	11

	2017			2016
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Other	—	1	1	—	—	—
Total current regulatory assets	$56	$87	$144	$35	$108	$149
Noncurrent regulatory assets:
Pension and postretirement benefit costs(i)	$84	$215	$299	$175	$319	$494
Income taxes(j)	139	56	197	229	1	230
Uncertain tax positions tracker(a)(k)	5	—	5	7	—	7
ARO(l)	—	1	1	—	3	3
Callaway costs(a)(m)	25	—	25	29	—	29
Unamortized loss on reacquired debt(a)(n)	61	49	110	65	59	124
Environmental cost riders(o)	—	173	173	—	196	196
MTM derivative losses(d)	4	192	196	9	178	187
Storm costs(a)(p)	—	10	10	—	15	15
Demand-side costs before the MEEIA implementation(a)(q)	11	—	11	18	—	18
Workers’ compensation claims(r)	5	7	12	6	7	13
Credit facilities fees(s)	3	—	3	4	—	4
Construction accounting for pollution control equipment(a)(t)	18	—	18	19	—	19
Solar rebate program(a)(u)	31	—	31	49	—	49
IEIMA revenue requirement reconciliation adjustment(a)(f)	—	54	54	—	23	23
FERC revenue requirement reconciliation adjustment(a)(g)	—	16	27	—	8	10
FEJA energy-efficiency riders(a)(v)	—	41	41	—	—	—
Other	9	8	17	9	7	16
Total noncurrent regulatory assets	$395	$822	$1,230	$619	$816	$1,437
Current regulatory liabilities:
Over-recovered FAC(b)	$4	$—	$4	$—	$—	$—
Over-recovered Illinois electric power costs(c)	—	16	16	—	25	25
Over-recovered PGA(c)	—	1	1	—	—	—
MTM derivative gains(d)	13	—	13	12	11	23
Energy-efficiency riders(e)	2	40	42	—	—	—
Estimated refund for FERC complaint case(w)	—	25	42	—	42	62
Other	—	10	10	—	—	—
Total current regulatory liabilities	$19	$92	$128	$12	$78	$110
Noncurrent regulatory liabilities:
Income taxes(j)	$1,392	$842	$2,323	$33	$4	$37
Uncertain tax positions tracker(k)	2	—	2	3	—	3
Asset removal costs(x)	995	725	1,725	970	697	1,669
ARO(l)	223	—	223	162	—	162
Bad debt rider(y)	—	2	2	—	3	3
Pension and postretirement benefit costs tracker(z)	35	—	35	35	—	35
Energy-efficiency riders(e)	—	—	—	—	45	45
Renewable energy credits and zero-emission credits(aa)	—	58	58	—	15	15
Storm tracker(ab)	6	—	6	7	—	7
Other	11	2	13	5	4	9
Total noncurrent regulatory liabilities	$2,664	$1,629	$4,387	$1,215	$768	$1,985

(a)	These assets earn a return.

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

(e)
The Ameren Missouri balance relates to the MEEIA. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs, net shared benefits, and the throughput disincentive. Under the MEEIA rider, collections from or refunds to customers occur one year after the program costs, net shared benefits, and the throughput disincentive are incurred. The Ameren Illinois balance relates to a regulatory tracking mechanism to recover its electric and natural gas costs associated with developing, implementing, and evaluating customer energy efficiency and demand response programs. Any under-recovery or over-recovery will be collected from or refunded to customers over the year following the plan year.

(f)
The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Any under-recovery or over-recovery will be recovered from or refunded to customers with interest within two years.

(g)
Ameren Illinois’ and ATXI’s annual revenue requirement reconciliation calculated pursuant to the FERC’s electric transmission formula ratemaking framework. Any under-recovery or over-recovery will be recovered from or refunded to customers within two years.

(h)
Under-recovered natural gas sales volumes, including deviations from normal weather conditions. Each year’s amount will be recovered from, or refunded to, customers from April through December of the following year.

(i)
These costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.

(j)
The regulatory assets represent deferred income taxes that will be recovered from customers related to the equity component of allowance for funds used during construction and the effects of tax rate changes from the TCJA and the increased income tax rate in Illinois. The regulatory liabilities represent deferred income taxes that will be refunded to customers related to depreciation differences, other tax liabilities, and the unamortized portion of investment tax credits recorded at rates in excess of current statutory rates. Amounts associated with the equity component of allowance for funds used during construction, depreciation differences, and the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. The amortization period for the effects of tax rate changes from the TCJA and the increased income tax rate in Illinois and the other tax liabilities will be determined in future rate orders by the applicable regulators. See Note 12 – Income Taxes for amounts related to the revaluation of deferred income taxes under the TCJA.

(k)	The tracker is amortized over three years, beginning from the date the amounts are included in rates. See Note 12 – Income Taxes for additional information.

(l)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.

(m)
Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the energy center’s original operating license through 2024.

(n)	Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.

(o)
The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 14 – Commitments and Contingencies for additional information.

(p)	Storm costs from 2013, 2015, and 2016 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.

(q)
Demand-side costs incurred prior to implementation of the MEEIA in 2013, including the costs of developing, implementing, and evaluating customer energy-efficiency and demand response programs. The MoPSC March 2017 electric rate order modified certain amortization periods for these costs. Costs incurred from May 2008 through September 2008, and from January 2010 through July 2012, are being amortized over a two-year period that began in April 2017. Costs incurred from October 2008 through December 2009 are no longer being amortized as of April 2017, and a new amortization period for these costs will be determined in a future regulatory rate review. Costs incurred from August 2012 through December 2012 are being amortized over a six-year period that began in June 2015.

(r)	The period of recovery will depend on the timing of actual expenditures.

(s)
Ameren Missouri’s costs incurred to enter into and maintain the Missouri Credit Agreement. These costs are being amortized over the life of the credit facility to construction work in progress, which will be depreciated when assets are placed in service. Additional costs were incurred in December 2016 to amend and restate the Missouri Credit Agreement.

(t)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux energy center, currently through 2033.

(u)
Costs associated with Ameren Missouri’s solar rebate program to fulfill its renewable energy portfolio requirement. Costs incurred from 2010 to 2014 are being amortized over a two-year period that began in April 2017 as modified per the MoPSC March 2017 electric rate order. Costs incurred from 2015 to 2016 are being amortized over a three-year period that began in April 2017.

(v)
Electric energy-efficiency program investments deferred under the FEJA. These investments will earn a return at Ameren Illinois’ weighted-average cost of capital with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The investments are being amortized over their weighted-average useful lives beginning in the period in which they were made.

(w)	Estimated refunds to transmission customers related to the February 2015 FERC Complaint Case discussed above.

(x)	Estimated funds collected for the eventual dismantling and removal of plant retired from service, net of salvage value.

(y)
A regulatory tracking mechanism for the difference between the level of bad debt incurred by Ameren Illinois under GAAP and the level of such costs included in electric and natural gas rates. The over-recovery relating to 2015 was refunded to customers from June 2016 through May 2017. The over-recovery relating to 2016 is being refunded to customers from June 2017 through May 2018. The over-recovery relating to 2017 will be refunded to customers from June 2018 through May 2019.

(z)
A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. For costs incurred prior to August 2012, the amounts are being amortized over a two-year period that began in April 2017 as modified per the MoPSC’s March 2017 electric rate order. For costs incurred between August 2012 and December 2014, the MoPSC’s May 2015 electric rate order directed the amortization period to occur over a five-year period that began in June 2015. For costs incurred between January 2012 and December 2016, the MoPSC’s March 2017 electric rate order directed the amortization period to occur over a five-year period that began in April 2017. For costs incurred after December 2016, the amortization period will be determined in a future electric regulatory rate review.

(aa)
Funds collected from customers and alternative retail electric suppliers for the purchase of renewable energy credits and zero-emission credits through IPA procurements. The balance will be amortized as the credits are purchased.

(ab)
A regulatory tracking mechanism at Ameren Missouri for the difference between the level of storm costs incurred in a particular year and the level of such costs included in rates. For periods prior to December 2014, the MoPSC’s April 2015 electric rate order directed the amortization to occur over a five-year period that began in June 2015. For periods after December 2014, the MoPSC’s March 2017 electric rate order directed the amortization to occur over a five-year period that began in April 2017. The April 2015 MoPSC order did not approve the continued use of the storm cost regulatory tracking mechanism.

Ameren, Ameren Missouri, and Ameren Illinois continually assess the recoverability of their regulatory assets. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that payments of regulatory liabilities are no longer probable, the amounts are credited to earnings.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents property, plant, and equipment, net, for each of the Ameren Companies at December 31, 2017 and 2016:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2017
Property, plant, and equipment at original cost:(b)
Electric generation	$11,132	$—	$—	$11,132
Electric distribution	5,766	5,649	—	11,415
Electric transmission	1,201	2,298	1,167	4,666
Natural gas	474	2,419	—	2,893
Other(c)	922	757	242	1,921
	19,495	11,123	1,409	32,027
Less: Accumulated depreciation and amortization	8,305	3,082	246	11,633
	11,190	8,041	1,163	20,394
Construction work in progress:
Nuclear fuel in process	148	—	—	148
Other	413	252	259	924
Property, plant, and equipment, net	$11,751	$8,293	$1,422	$21,466
2016
Property, plant, and equipment at original cost:(b)
Electric generation	$10,911	$—	$—	$10,911
Electric distribution	5,563	5,287	—	10,850
Electric transmission	1,151	2,016	712	3,879
Natural gas	455	2,186	—	2,641
Other(c)	879	719	239	1,837
	18,959	10,208	951	30,118
Less: Accumulated depreciation and amortization	7,880	2,850	231	10,961
	11,079	7,358	720	19,157
Construction work in progress:
Nuclear fuel in process	206	—	—	206
Other	193	111	446	750
Property, plant, and equipment, net	$11,478	$7,469	$1,166	$20,113

(a)
Amounts in Ameren and Ameren Missouri include two CTs under separate capital lease agreements. The gross cumulative asset value of those agreements was $233 million and $232 million at December 31, 2017 and 2016, respectively. The total accumulated depreciation associated with the two CTs was $83 million and $77 million at December 31, 2017 and 2016, respectively. See Note 5 – Long-term Debt and Equity Financings for additional information on these capital lease agreements.

(b)
The estimated lives for each asset group are as follows: 5 to 72 years for electric generation, excluding Ameren Missouri’s hydro generating assets which have useful lives of up to 150 years, 20 to 80 years for electric distribution, 50 to 75 years for electric transmission, 20 to 80 years for natural gas, and 5 to 55 years for other.

(c)	Other property, plant, and equipment includes assets used to support electric and natural gas services.
Capitalized software costs are classified within “Property, Plant, and Equipment, Net” on the balance sheet and are amortized on a straight-line basis over the expected period of benefit, ranging from 5 to 10 years. The following table presents the gross carrying value of capitalized software, the related accumulated amortization, and the amortization expense of capitalized software by year:

	Amortization Expense(a)			Gross Carrying Value		Accumulated Amortization
	2017	2016	2015	2017	2016	2017	2016
Ameren	$58	$52	$47	$655	$622	$(466)	$(408)
Ameren Missouri	20	17	16	191	178	(107)	(87)
Ameren Illinois	36	33	27	241	225	(146)	(110)

(a)	As of December 31, 2017, the estimated amortization expense of capitalized software for each of the five succeeding years is not expected to differ materially from the current year expense.

The following table provides accrued capital and nuclear fuel expenditures at December 31, 2017, 2016, and 2015, which represent noncash investing activity excluded from the accompanying statements of cash flows:

	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures:
2017	$361	$159	$175
2016	251	116	87
2015	235	85	92
Accrued nuclear fuel expenditures:
2017	10	10	(b)
2016	20	20	(b)
2015	16	16	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Credit Agreements
The Credit Agreements provide $2.1 billion of credit cumulatively through maturity in December 2021. The maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. Credit available under the agreements is provided by a group of 22 international, national, and regional lenders, with no single lender providing more than $118 million of credit in aggregate.

The obligations of each borrower under the respective Credit Agreements to which it is a party are several and not joint. Except under limited circumstances relating to expenses and indemnities, the obligations of Ameren Missouri and Ameren Illinois under the respective Credit Agreements are not guaranteed by Ameren (parent) or any other subsidiary of Ameren. The following table presents the maximum aggregate amount available to each borrower under each facility:

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren (parent)	$700	$500
Ameren Missouri	800	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
The borrowers have the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $1.2 billion for the Missouri Credit Agreement and $1.3 billion for the Illinois Credit Agreement. Ameren (parent) borrowings are due and payable no later than the maturity date of the Credit Agreements. Ameren Missouri and Ameren Illinois borrowings under the applicable Credit Agreement are due and payable no later than the earlier of the maturity date or 364 days after the originating date of the borrowing.
The obligations of the borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower’s long-term unsecured credit ratings or, if no such ratings are in effect, the borrower’s corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.1 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits. As of December 31, 2017, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.6 billion.
Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the Credit Agreements for the years ended December 31, 2017 and 2016.
Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs for the years ended December 31, 2017 and 2016:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2017
Average daily commercial paper outstanding	$573	$5	$90	$668
Outstanding borrowings at period-end	383	39	62	484
Weighted-average interest rate	1.30%	1.24%	1.35%	1.31%
Peak outstanding commercial paper during period(a)	$841	$64	$469	$948
Peak interest rate	1.90%	1.78%	2.00%	2.00%
2016
Average daily commercial paper outstanding	$440	$60	$52	$552
Outstanding borrowings at period-end	507	—	51	558
Weighted-average interest rate	0.82%	0.74%	0.69%	0.80%
Peak outstanding commercial paper during period(a)	$574	$208	$195	$839
Peak interest rate	1.05%	0.85%	0.90%	1.05%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of the peak amounts presented by the companies may not equal the Ameren consolidated peak amount for the period.

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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2017, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 53%, 48%, and 47%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The Credit Agreements contain default provisions that apply separately to each borrower. However, a default of Ameren Missouri or Ameren Illinois under the applicable credit agreement is also deemed to constitute a default of Ameren (parent) under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $100 million in the aggregate (including under the other credit agreement). However, under the default provisions of the Credit Agreements, any default of Ameren (parent) under either credit agreement that results solely from a default of Ameren Missouri or Ameren Illinois does not result in a cross-default of Ameren (parent) under the other credit agreement. Further, the Credit Agreements default provisions provide that an Ameren (parent) default under either of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Ameren Companies’ credit agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of their credit agreements at December 31, 2017.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the money pool for the year ended December 31, 2017, was 1.19% (2016 – 0.52%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the years ended December 31, 2017, 2016, and 2015.
NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, for the Ameren Companies as of December 31, 2017 and 2016:

	2017	2016
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$350	$350
3.65% Senior unsecured notes due 2026	350	350
Total long-term debt, gross	700	700
Less: Unamortized debt issuance costs	(4)	(6)
Long-term debt, net	$696	$694
Ameren Missouri:
Bonds and notes:
6.40% Senior secured notes due 2017(a)	$—	$425
6.00% Senior secured notes due 2018(a)(b)	179	179
5.10% Senior secured notes due 2018(a)	199	199
6.70% Senior secured notes due 2019(a)(b)	329	329
5.10% Senior secured notes due 2019(a)	244	244
5.00% Senior secured notes due 2020(a)	85	85
1992 Series bonds due 2022(c)(d)	47	47
3.50% Senior secured notes due 2024(a)	350	350
2.95% Senior secured notes due 2027(a)	400	—
5.45% First mortgage bonds due 2028(e)	(e)	(e)
1998 Series A bonds due 2033(c)(d)	60	60
1998 Series B bonds due 2033(c)(d)	50	50
1998 Series C bonds due 2033(c)(d)	50	50
5.50% Senior secured notes due 2034(a)	184	184
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(b)	350	350
3.90% Senior secured notes due 2042(a)(b)	485	485
3.65% Senior secured notes due 2045(a)	400	400
Capital lease obligations:
City of Bowling Green capital lease (Peno Creek CT) due 2022(f)	36	42
Audrain County capital lease (Audrain County CT) due 2023(f)	240	240
Total long-term debt, gross	3,988	4,019
Less: Unamortized discount and premium	(7)	(6)
Less: Unamortized debt issuance costs	(20)	(19)
Less: Maturities due within one year	(384)	(431)
Long-term debt, net	$3,577	$3,563

	2017	2016
Ameren Illinois:
Bonds and notes:
6.125% Senior secured notes due 2017(g)(h)	$—	$250
6.25% Senior secured notes due 2018(g)(h)	144	144
9.75% Senior secured notes due 2018(g)(h)	313	313
2.70% Senior secured notes due 2022(g)(h)	400	400
5.90% First mortgage bonds due 2023(i)	(i)	(i)
5.70% First mortgage bonds due 2024(j)	(j)	(j)
3.25% Senior secured notes due 2025(g)	300	300
6.125% Senior secured notes due 2028(g)	60	60
1993 Series B-1 Senior unsecured notes due 2028(d)(k)	17	17
6.70% Senior secured notes due 2036(g)	61	61
6.70% Senior secured notes due 2036(l)	42	42
4.80% Senior secured notes due 2043(g)	280	280
4.30% Senior secured notes due 2044(g)	250	250
4.15% Senior secured notes due 2046(g)	490	490
3.70% First mortgage bonds due 2047(m)	500	—
Total long-term debt, gross	2,857	2,607
Less: Unamortized discount and premium	(3)	—
Less: Unamortized debt issuance costs	(24)	(19)
Less: Maturities due within one year	(457)	(250)
Long-term debt, net	$2,373	$2,338
ATXI:
3.43% Senior notes due 2050(n)	$450	$—
Total long-term debt, gross	450	—
Less: Unamortized debt issuance costs	(2)	—
Long-term debt, net	$448	$—
Ameren consolidated long-term debt, net	$7,094	$6,595

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

(b)
Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 6.00% senior secured notes due 2018, 6.70% senior secured notes due 2019, and 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.

(c)
These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri’s senior secured notes. The bonds are also backed by an insurance guarantee policy.

(d)
The interest rates and the periods during which such rates apply vary depending on our selection of defined rate modes. Maximum interest rates could reach 18%, depending on the series of bonds. The bonds are callable at 100% of par value. The average interest rates for 2017 and 2016 were as follows:

	2017	2016
Ameren Missouri 1992 Series due 2022	1.43%	0.66%
Ameren Missouri 1998 Series A due 2033	1.77%	0.91%
Ameren Missouri 1998 Series B due 2033	1.75%	0.92%
Ameren Missouri 1998 Series C due 2033	1.73%	0.97%
Ameren Illinois 1993 Series B-1 due 2028	1.08%	0.70%

(e)
These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage bond indenture and are secured by substantially all Ameren Missouri property and franchises. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(f)
Payments due to the lessor under these capital lease obligations are paid to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the lessor and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the capital lease agreements are equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. The balance of both the capital lease obligations and the related investments in debt securities, recorded in "Other Assets," was $276 million and $282 million, respectively, as of December 31, 2017 and 2016.

(g)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under its 1992 mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the maturity date of these senior secured notes and the 3.70% first mortgage bonds due 2047, we do not expect the mortgage bond lien protection associated with these notes to fall away.

(h)
Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur, and so long as any of the 9.75% senior secured notes due 2018 and 6.25% senior secured notes due 2018 are outstanding, Ameren Illinois will not optionally redeem, purchase or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions; therefore, a release date will not occur so long as any of these notes remain outstanding.

(i)
These bonds are first mortgage bonds issued by Ameren Illinois under its 1933 mortgage indenture. They are secured by substantially all property of the former CILCO. The bonds are callable at 100% of par value. Less than $1 million principal amount of the bonds remain outstanding.

(j)
These bonds are first mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The bonds are callable at 100% of par value. The bonds are also backed by an insurance guarantee policy. Less than $1 million principal amount of the bonds remains outstanding.

(k)	The bonds are callable at 100% of par value.

(l)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under its 1933 mortgage indenture. They are secured by substantially all property of the former CILCO. The notes have a fall-away lien provision, and Ameren Illinois could cause these notes to become unsecured at any time by redeeming the 5.90% first mortgage bonds due 2023 (of which less than $1 million principal amount remains outstanding).

(m)	These bonds are first mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS.

(n)	The following table presents the principal maturities schedule for the 3.43% senior notes due 2050:

Payment Date	Principal Payment
August 2022	$49.5
August 2024	49.5
August 2027	49.5
August 2030	49.5
August 2032	49.5
August 2038	49.5
August 2043	76.5
August 2050	76.5
Total	$450.0
The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2017:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated
2018	$—	$384	$457	$—	$841
2019	—	581	—	—	581
2020	350	92	—	—	442
2021	—	8	—	—	8
2022	—	56	400	50	506
Thereafter	350	2,867	2,000	400	5,617
Total	$700	$3,988	$2,857	$450	$7,995

(a)
Excludes unamortized discount, unamortized premium, and debt issuance costs of $4 million, $27 million, $27 million and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois and ATXI, respectively.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2017 and 2016:

		Redemption Price (per share)		2017	2016
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
In December 2017, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing and expires in December 2020.
Ameren filed a Form S-3 registration statement with the SEC in May 2017, authorizing the offering of 6 million additional shares of its common stock under DRPlus, which expires in 2020. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions. As of December 31, 2017 and 2016, DRPlus participant funds of $8 million were reflected on Ameren’s consolidated balance sheets in “Other current assets.”
In 2013, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under its 401(k) plan. Shares of common stock sold under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
From 2015 through 2017, Ameren shares for its DRPlus and its 401(k) plans were purchased in the open market.

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
In February 2016, $260 million principal amount of Ameren Missouri’s 5.40% senior secured notes matured and were repaid with cash on hand and commercial paper borrowings.
In June 2016, Ameren Missouri issued $150 million of 3.65% senior secured notes due in April 2045, with interest payable semiannually in April and October of each year, beginning in October 2016. Ameren Missouri received proceeds of $148 million from the June 2016 issuance, which was used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $114 million of its 4.75% senior secured notes that matured in April 2015.
For information on Ameren Missouri’s capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
Ameren Illinois
In November 2017, Ameren Illinois issued $500 million of 3.70% first mortgage bonds due December 2047, with interest payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. Ameren Illinois received proceeds of $492 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $250 million of its 6.125% senior secured notes that matured in November 2017.
In June 2016, Ameren Illinois’ $54 million principal amount of 6.20% senior secured notes and $75 million principal amount of 6.25% senior secured notes matured and were repaid with commercial paper borrowings.
In December 2016, Ameren Illinois issued $240 million of 4.15% senior secured notes due in March 2046, with interest payable semiannually in March and September, beginning in March 2017. Ameren Illinois received proceeds of $245 million from the issuance, which was used to repay a portion of its short-term debt.
For information on Ameren Illinois’ capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
ATXI
In June 2017, pursuant to a note purchase agreement, ATXI agreed to issue $450 million principal amount of 3.43% senior unsecured notes, due 2050, with interest payable semiannually on the last day of February and August of each year, beginning February 28, 2018, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI issued $150 million principal amount of the notes in June 2017 and the remaining $300 million principal amount of the notes in August 2017. ATXI received proceeds of $449 million from the notes, which were used by ATXI to repay existing short-term and long-term affiliate debt.
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
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2017, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	4.8	$4,222		>2.5	95.4	$2,118
Ameren Illinois	>2.0	7.1	4,119	(d)	>1.5	2.9	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $1,629 million and $529 million at Ameren Missouri and Ameren Illinois, respectively.

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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2017, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 51%.
ATXI’s note purchase agreement includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of ATXI to (1) enter into certain transactions with affiliates; (2) consolidate, merge, transfer or lease all or substantially all of its assets; and (3) create liens.
At December 31, 2017, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2017, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.

NOTE 6 – OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$24	$27	$30
Interest income on industrial development revenue bonds	26	27	27
Interest income(b)	8	13	14
Other	1	7	3
Total miscellaneous income	$59	$74	$74
Miscellaneous expense:
Donations	$8	$16	$15
Other	13	16	15
Total miscellaneous expense	$21	$32	$30
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$21	$23	$22
Interest income on industrial development revenue bonds	26	27	27
Interest income	1	1	1
Other	—	1	2
Total miscellaneous income	$48	$52	$52
Miscellaneous expense:
Donations	$2	$4	$5
Other	6	6	6
Total miscellaneous expense	$8	$10	$11
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$3	$4	$8
Interest income(b)	7	12	12
Other	1	5	1
Total miscellaneous income	$11	$21	$21
Miscellaneous expense:
Donations	$5	$6	$5
Other	5	6	7
Total miscellaneous expense	$10	$12	$12

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes Ameren Illinois’ interest income on the IEIMA revenue requirement reconciliation adjustment regulatory assets.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2017 and 2016. As of December 31, 2017, these contracts extended through October 2019, March 2023, May 2032, and September 2021 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2017			2016
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	28	(b)	28	30	(b)	30
Natural gas (in mmbtu)	24	139	163	25	129	154
Power (in megawatthours)	3	9	12	1	9	10
Uranium (pounds in thousands)	370	(b)	370	345	(b)	345

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2017 and 2016, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2017 and 2016:

	Balance Sheet Location	Ameren Missouri		Ameren Illinois	Ameren
2017
Fuel oils	Other current assets	$5		$—	$5
	Other assets	2		—	2
Natural gas	Other assets	1		—	1
Power	Other current assets	9		—	9
	Total assets (a)	$17		$—	$17
Natural gas	Other current liabilities	5		12	17
	Other deferred credits and liabilities	3		10	13
Power	Other current liabilities	1		13	14
	Other deferred credits and liabilities	—		182	182
Uranium	Other deferred credits and liabilities	—	(b)	—	—	(b)
	Total liabilities (c)	$9		$217	$226
2016
Fuel oils	Other current assets	$2		$—	$2
	Other assets	1		—	1
Natural gas	Other current assets	1		11	12
	Other assets	1		2	3
Power	Other current assets	9		—	9
	Total assets (a)	$14		$13	$27
Fuel oils	Other current liabilities	$5		$—	$5
Natural gas	Other current liabilities	1		3	4
	Other deferred credits and liabilities	5		5	10
Power	Other current liabilities	3		12	15
	Other deferred credits and liabilities	—		173	173
Uranium	Other deferred credits and liabilities	4		—	4
	Total liabilities (c)	$18		$193	$211

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2017 and 2016.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of December 31, 2017, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.

Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on December 31, 2017, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2017
Ameren Missouri	$55	$3	$44
Ameren Illinois	43	—	38
Ameren	$98	$3	$82

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the bid/ask spreads to the midpoints. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoints. The value of natural gas derivative contracts is based upon exchange closing prices without significant unobservable adjustments. The value of power derivatives contracts is based upon exchange closing prices or the use of multiple forward prices provided by third parties. The prices are averaged and shaped to a monthly profile when needed without significant unobservable adjustments.

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
The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods ended December 31, 2017 and 2016:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Level 3 Derivative asset and liability – commodity contracts(a):
2017
	Fuel oils	$3	$—	Option model	Volatilities(%)(b)	20 – 26	22
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.12 – 0.72	0.41
					Ameren Missouri credit risk(%)(c)(d)	0.37	(e)
	Natural Gas	1	(4)	Option model	Volatilities(%)(b)	26 – 46	37
					Nodal basis($/mmbtu)(c)	(0.50) – (0.30)	(0.40)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(1.20) – 0.10	(1)
					Counterparty credit risk(%)(c)(d)	0.37 – 0.92	0.53
					Ameren credit risk(%)(c)(d)	0.37	(e)
	Power(f)	8	(196)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(g)	24 – 46	28
					Estimated auction price for FTRs($/MW)(b)	(65) – 1,823	251
					Nodal basis($/MWh)(g)	(10) – 0	(2)
					Counterparty credit risk(%)(c)(d)	0.28	(e)
					Ameren Illinois credit risk(%)(c)(d)	0.37	(e)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(b)	3 – 4	3
					Escalation rate(%)(b)(h)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
2016
	Fuel oils	$1	$—	Option model	Volatilities(%)(b)	24 – 66	28
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.13 – 0.22	0.15
					Ameren Missouri credit risk(%)(c)(d)	0.38	(e)
					Escalation rate(%)(b)(i)	(2) – 2	0
	Natural Gas	$1	$(1)	Option model	Volatilities(%)(b)	31 – 66	36
					Nodal basis($/mmbtu)(b)	(0.40) – (0.10)	(0.20)
				Discounted cash flow	Nodal basis($/mmbtu)(b)	(0.80) – 0	(0.50)
					Counterparty credit risk(%)(c)(d)	0.13 – 8	1
					Ameren Illinois credit risk(%)(c)(d)	0.38	(e)
	Power(f)	9	(187)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(g)	26 – 44	29
					Estimated auction price for FTRs($/MW)(b)	(71) – 5,270	125
					Nodal basis($/MWh)(g)	(6) – 0	(2)
					Ameren Illinois credit risk(%)(c)(d)	0.38	(e)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(b)	3 – 4	3
					Escalation rate(%)(b)(h)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 – 7	6
	Uranium	—	(4)	Option model	Volatilities(%)(b)	24	(e)

Fair Value					Weighted
Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
		Discounted cash flow	Average forward uranium pricing($/pound)(b)	22 – 24	22
			Ameren Missouri credit risk(%)(c)(d)	0.38	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2021. Valuations beyond 2021 use fundamentally modeled pricing by month for peak and off-peak demand.

(g)	Ameren Missouri and Ameren Illinois power contracts respond differently to unobservable input changes because of their opposing positions.

(h)	Escalation rate applies to power prices in 2031 and beyond.

(i)	Escalation rate applies to fuel oil prices in 2019 and beyond.
We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2017, 2016, or 2015. At December 31, 2017 and 2016, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$4	$—	$3	$7
	Natural gas	—	—	1	1
	Power	—	1	8	9
	Total derivative assets – commodity contracts	$4	$1	$12	$17
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	468	—	—	468
	Debt securities:
	U.S. Treasury and agency securities	—	125	—	125
	Corporate bonds	—	82	—	82
	Other	—	25	—	25
	Total nuclear decommissioning trust fund	$470	$232	$—	$702	(b)
	Total Ameren	$474	$233	$12	$719
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$4	$—	$3	$7
	Natural gas	—	—	1	1
	Power	—	1	8	9
	Total derivative assets – commodity contracts	$4	$1	$12	$17

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	Nuclear decommissioning trust fund:
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	468	—	—	468
	Debt securities:
	U.S. Treasury and agency securities	—	125	—	125
	Corporate bonds	—	82	—	82
	Other	—	25	—	25
	Total nuclear decommissioning trust fund	$470	$232	$—	$702	(b)
	Total Ameren Missouri	$474	$233	$12	$719
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Natural gas	1	25	4	30
	Power	—	—	196	196
	Total Ameren	$1	$25	$200	$226
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Natural gas	—	7	1	8
	Power	—	—	1	1
	Total Ameren Missouri	$—	$7	$2	$9
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$18	$3	$22
	Power	—	—	195	195
	Total Ameren Illinois	$1	$18	$198	$217

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.
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
All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the years ended December 31, 2017 and 2016, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils, natural gas, and uranium were immaterial.

The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net Derivative Commodity Contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the year ended December 31, 2016
Beginning balance at January 1, 2016	$16	$(170)	$(154)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(1)	(29)	(30)
Purchases	13	—	13
Settlements	(21)	14	(7)
Ending balance at December 31, 2016	$7	$(185)	$(178)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2016	$—	$(27)	$(27)
For the year ended December 31, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(4)	(21)	(25)
Purchases	14	—	14
Sales	1	—	1
Settlements	(11)	11	—
Ending balance at December 31, 2017	$7	$(195)	$(188)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2017	$—	$(22)	$(22)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the years ended December 31, 2017 and 2016, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
See Note 10 – Retirement Benefits for the fair value hierarchy tables detailing Ameren’s pension and postretirement plan assets as of December 31, 2017, as well as a table summarizing the changes in Level 3 plan assets during 2017.
The Ameren Companies’ carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, and other current financial instruments approximate fair value because of the short-term nature of these instruments. They are considered to be Level 1 in the fair value hierarchy. The Ameren Companies’ short-term borrowings also approximate fair value because of their short-term nature. Ameren and Ameren Illinois have company-owned life insurance that is recorded in “Other Assets” on the respective balance sheet and measured at net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy. As of December 31, 2017 and 2016, the net asset value of Ameren (parent)’s company-owned life insurance was $136 million and $123 million, respectively. As of December 31, 2017 and 2016, the net asset value of Ameren Illinois’ company owned life insurance was $9 million and $8 million, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, capital lease obligations, and preferred stock at December 31, 2017 and 2016:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:
Long-term debt and capital lease obligations (including current portion)(a)	$7,935	$8,531	$7,276	$7,772
Preferred stock(b)	142	131	142	131
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)(a)	$3,961	$4,348	$3,994	$4,304
Preferred stock	80	80	80	79
Ameren Illinois:
Long-term debt (including current portion)	$2,830	$3,028	$2,588	$2,765
Preferred stock	62	51	62	52

(a)
Ameren and Ameren Missouri have two CTs under separate capital lease agreements. The capital lease obligations as of December 31, 2017 and 2016, were $276 million and $282 million, respectively. In addition, Ameren and Ameren Missouri have investments in debt securities, classified as held-to-maturity and recorded in “Other Assets” that are related to the capital lease obligation CTs from the city of Bowling Green and Audrain County. As of December 31, 2017 and 2016, the fair value of these investments approximate carrying value of $276 million and $282 million, respectively.

(b)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
NOTE 9 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. The NWPA established the fee paid by Ameren Missouri and other utilities that own and operate those energy centers to the federal government for disposing of the spent nuclear fuel at one mill, (one-tenth of one cent), for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE to review the nuclear waste fee annually against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee was suspended in May 2014. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
As a result of the DOE’s failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. The lawsuit resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $3 million, $24 million, and $14 million in 2017, 2016, and 2015, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
Supplier of Fuel Assemblies
The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. Westinghouse could petition the bankruptcy court to reject Ameren Missouri’s contracts as part of the restructuring process. If the bankruptcy court agrees, this could result in Ameren Missouri not having access to the fuel assemblies necessary to refuel the Callaway energy center in future scheduled refueling and maintenance outages. At this time, Ameren and Ameren Missouri believe the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations. However, Ameren and Ameren Missouri could incur material unexpected costs as a result of the Westinghouse bankruptcy, such as the loss of fuel inventory that is stored at Westinghouse’s facility and the cost of replacement power if nuclear fuel assemblies were not available for a future scheduled refueling and maintenance outage. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement.

Decommissioning
Electric rates charged to customers provide for the recovery of the Callaway energy center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be eventually decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. An updated cost study and funding analysis was filed with the MoPSC in September 2017 and reflected within the ARO. In January 2018, the MoPSC approved no change in electric rates for decommissioning costs based on Ameren Missouri’s updated cost study and funding analysis.
The fair value of the trust fund for Ameren Missouri’s Callaway energy center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any such earnings deficiency will be recovered in rates.
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2017 and 2016. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Proceeds from sales and maturities	$396	$377	$349
Gross realized gains	13	7	8
Gross realized losses	5	4	2
Net realized and unrealized gains and losses are deferred and are currently reflected in the regulatory liability related to AROs on Ameren’s and Ameren Missouri’s balance sheets. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. Gains or losses associated with assets in the trust fund could result in lower or higher funding requirements for decommissioning costs, which are expected to be reflected in electric rates paid by Ameren Missouri’s customers. See Note 2 – Rate and Regulatory Matters.
The following table presents the costs and fair values of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2017 and 2016:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2017
Debt securities	$228	$5	$1	$232
Equity securities	155	318	5	468
Cash and cash equivalents	2	—	—	2
Other(a)	2	—	—	2
Total	$387	$323	$6	$704
2016
Debt securities	$197	$3	$4	$196
Equity securities	161	253	6	408
Cash and cash equivalents	1	—	—	1
Other(a)	2	—	—	2
Total	$361	$256	$10	$607

(a)	Represents net receivables and payables relating to pending security sales, interest, and security purchases.

The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2017:

	Cost	Fair Value
Less than 5 years	$120	$120
5 years to 10 years	54	55
Due after 10 years	54	57
Total	$228	$232
There are unrealized losses relating to certain available-for-sale investments included in the nuclear decommissioning trust fund, deferred within the regulatory liability as discussed above. Decommissioning will not occur until Ameren Missouri’s nuclear energy center is retired. The Callaway energy center’s operating license expires in 2044.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2017. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$450		$—
Pool participation	12,986	(a)	127	(b)
	$13,436	(c)	$127
Property damage:
NEIL and EMANI	$3,200	(d)	$30	(e)
Replacement power:
NEIL	$490	(f)	$7	(e)

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.

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
Losses resulting from terrorist attacks on nuclear facilities are subject to industrywide aggregates. Terrorist acts against one or more commercial nuclear power plants insured by NEIL or EMANI within a stated time period would be treated as a single event, and the owners of the nuclear power plants would share one full limit of liability. NEIL policies have an aggregate limit of $3.2 billion within a 12-month period for radiation events, or $1.8 billion for events not involving radiation contamination. The EMANI policies have an aggregate limit of €600 million for radiation and nonradiation events within a period of 72 hours.
If losses from a nuclear incident at the Callaway energy center exceed the insurance limits, or are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 10 – RETIREMENT BENEFITS
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
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $551 million and $774 million as of December 31, 2017 and 2016, respectively. These net liabilities are recorded in “Other current liabilities” and “Pension and other postretirement benefits” on Ameren’s consolidated balance sheet. The decrease in the unfunded obligation during 2017 was the result of a larger-than-expected increase in the return on plan assets of the pension and postretirement trusts, offset by a 50 basis point decrease in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The decrease in the unfunded obligation also resulted in a decrease to “Regulatory assets” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2017 and 2016:

	2017	2016
Ameren(a)	$551	$774
Ameren Missouri	215	293
Ameren Illinois(b)	213	315

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Other postretirement benefit liability is recorded in “Other assets” on the balance sheet.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2017 and 2016. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2017 and 2016, that have not been recognized in net periodic benefit costs.

	2017			2016
	Pension Benefits(a)		Postretirement Benefits(a)	Pension Benefits(a)		Postretirement Benefits(a)
Accumulated benefit obligation at end of year	$4,577	$	(b)	$4,288	$	(b)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,518		$1,170	$4,197		$1,094
Service cost	93		21	81		19
Interest cost	179		47	185		50
Participant contributions	—		8	—		8
Actuarial loss	255		53	265		52
Benefits paid	(218)		(59)	(210)		(54)
Federal subsidy on benefits paid	(b)		—	(b)		1
Net benefit obligation at end of year	4,827		1,240	4,518		1,170
Change in plan assets:
Fair value of plan assets at beginning of year	3,813		1,101	3,653		1,071
Actual return on plan assets	634		171	313		73
Employer contributions	64		2	57		2
Federal subsidy on benefits paid	(b)		—	(b)		1
Participant contributions	—		8	—		8
Benefits paid	(218)		(59)	(210)		(54)
Fair value of plan assets at end of year	4,293		1,223	3,813		1,101
Funded status – deficiency	534		17	705		69
Accrued benefit cost at December 31	$534		$17	$705		$69
Amounts recognized in the balance sheet consist of:
Current liability(c)	3		3	3		2
Noncurrent liability	531		14	702		67
Net liability recognized	$534		$17	$705		$69
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$374		$(69)	$535		$(29)
Prior service credit	(3)		(3)	(4)		(8)
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial loss	30		2	43		—
Prior service credit	—		—	—		(1)
Total	$401		$(70)	$574		$(38)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.

(c)	Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2017 and 2016:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate at measurement date	3.50%	4.00%	3.50%	4.00%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of more than 600 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In addition, during 2017, Ameren adopted the Society of Actuaries 2017 Mortality Improvement Scale. The updated scale assumes a lower rate of mortality improvement as compared to the 2016 Mortality Improvement Scale that Ameren used in 2016, resulting in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension cost or the legally required minimum contribution. Considering its assumptions at December 31, 2017, its investment performance in 2017, and its pension funding policy, Ameren expects to make annual contributions of less than $1 million to $60 million in each of the next five years, with aggregate estimated contributions of $120 million. Ameren Missouri and Ameren Illinois expect their portion of the future funding requirements to be 35% and 55%, respectively. These amounts are estimates. They may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2017, 2016, and 2015:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Ameren Missouri	$19	$21	$47	$1	$1	$8
Ameren Illinois	37	30	45	1	1	8
Other	8	6	19	—	—	2
Ameren	64	57	111	2	2	18
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 7.00% in 2018. No plan assets are expected to be returned to Ameren during 2018.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value), and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2018 and our pension and postretirement plans’ asset categories as of December 31, 2017 and 2016:

Asset Category	Target Allocation 2018	Percentage of Plan Assets at December 31,
		2017	2016
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	1%
Equity securities:
U.S. large-capitalization	29% – 39%	34%	34%
U.S. small- and mid-capitalization	3% – 13%	9%	9%
International and emerging markets	9% – 19%	14%	14%
Total equity	51% – 61%	57%	57%
Debt securities	35% – 45%	37%	37%
Real estate	0% – 9%	5%	5%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	2%	3%
Equity securities:
U.S. large-capitalization	34% – 44%	41%	40%
U.S. small- and mid-capitalization	2% – 12%	8%	7%
International and emerging markets	9% – 19%	14%	14%
Total equity	55% – 65%	63%	61%
Debt securities	33% – 43%	35%	36%
Total		100%	100%

(a)	Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, emerging markets, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed-income vehicles. Debt security investments in high-yield securities, emerging market securities, and non-United-States-dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. Additionally, Ameren’s investment committee allows investment managers to use derivatives, such as index futures, foreign exchange futures, and options, in certain situations to increase or to reduce market exposure in an efficient and timely manner.
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2017. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value as of December 31, 2017:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$25	$25
Equity securities:
U.S. large-capitalization	—	—	—	1,523	1,523
U.S. small- and mid-capitalization	379	—	—	—	379
International and emerging markets	179	—	—	450	629
Debt securities:
Corporate bonds	—	726	—	15	741
Municipal bonds	—	91	—	—	91
U.S. Treasury and agency securities	8	816	—	—	824
Other	—	7	—	—	7
Real estate	—	—	—	196	196
Private equity	—	—	—	4	4
Total	$566	$1,640	$—	$2,213	$4,419
Less: Medical benefit assets at December 31(a)					(153)
Plus: Net receivables at December 31(b)					27
Fair value of pension plans’ assets at December 31					$4,293

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value as of December 31, 2016:

	Quoted Prices in Active Markets for Identified Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$33	$33
Equity securities:
U.S. large-capitalization	—	—	—	1,352	1,352
U.S. small- and mid-capitalization	361	—	—	—	361
International and emerging markets	133	—	—	389	522
Debt securities:
Corporate bonds	—	617	—	13	630
Municipal bonds	—	95	—	—	95
U.S. Treasury and agency securities	—	701	—	—	701
Other	—	21	—	—	21
Real estate	—	—	—	202	202
Private equity	—	—	—	6	6
Total	$494	$1,434	$—	$1,995	$3,923
Less: Medical benefit assets at December 31(a)					(132)
Plus: Net receivables at December 31(b)					22
Fair value of pension plans’ assets at December 31					$3,813

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value as of December 31, 2017:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$44	$—	$—	$—	$44
Equity securities:
U.S. large-capitalization	332	—	—	110	442
U.S. small- and mid-capitalization	80	—	—	—	80
International and emerging markets	53	—	—	101	154
Other	—	8	—	—	8
Debt securities:
Corporate bonds	—	144	—	—	144
Municipal bonds	—	110	—	—	110
U.S. Treasury and agency securities	—	76	—	—	76
Other	—	4	—	34	38
Total	$509	$342	$—	$245	$1,096
Plus: Medical benefit assets at December 31(a)					153
Less: Net payables at December 31(b)					(26)
Fair value of postretirement benefit plans’ assets at December 31					$1,223

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value as of December 31, 2016:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$53	$—	$—	$—	$53
Equity securities:
U.S. large-capitalization	291	—	—	101	392
U.S. small- and mid-capitalization	72	—	—	—	72
International and emerging markets	40	—	—	92	132
Other	—	7	—	—	7
Debt securities:
Corporate bonds	—	141	—	—	141
Municipal bonds	—	110	—	—	110
U.S. Treasury and agency securities	—	68	—	—	68
Other	—	—	—	19	19
Total	$456	$326	$—	$212	$994
Plus: Medical benefit assets at December 31(a)					132
Less: Net payables at December 31(b)					(25)
Fair value of postretirement benefit plans’ assets at December 31					$1,101

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.

Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of Ameren’s pension and postretirement benefit plans during 2017, 2016, and 2015:

	Pension Benefits	Postretirement Benefits
2017
Service cost	$93	$21
Interest cost	179	47
Expected return on plan assets	(262)	(75)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	55	(6)
Net periodic benefit cost (income)	$64	$(18)
2016
Service cost	$81	$19
Interest cost	185	50
Expected return on plan assets	(253)	(72)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	32	(11)
Net periodic benefit cost (income)	$44	$(19)
2015
Service cost	$92	$24
Interest cost	174	48
Expected return on plan assets	(248)	(68)
Amortization of:
Prior service credit	(1)	(5)
Actuarial loss	74	5
Curtailment gain	1	—
Net periodic benefit cost	$92	$4
The estimated amounts that will be amortized from regulatory assets and accumulated OCI into Ameren’s net periodic benefit cost in 2018 are as follows:

	Pension Benefits(a)	Postretirement Benefits(a)
Regulatory assets:
Prior service credit	$(1)	$(2)
Net actuarial (gain) loss	60	(1)
Accumulated OCI:
Net actuarial loss	5	—
Total	$64	$(3)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses subject to amortization are amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred for the years ended December 31, 2017, 2016, and 2015:

	Pension Costs			Postretirement Costs
	2017	2016	2015	2017	2016	2015
Ameren Missouri(a)	$24	$26	$54	$(4)	$(5)	$8
Ameren Illinois	41	22	38	(14)	(13)	(3)
Other	(1)	(4)	—	—	(1)	(1)
Ameren	64	44	92	(18)	(19)	4

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2017, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2018	$255	$3	$57	$2
2019	261	3	59	2
2020	266	3	62	2
2021	277	3	64	2
2022	280	3	65	2
2023 – 2027	1,421	13	331	12
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2017, 2016, and 2015:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate at measurement date	4.00%	4.50%	4.00%	4.00%	4.50%	4.00%
Expected return on plan assets	7.00	7.00	7.25	7.00	7.00	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	(b)	5.00	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	(b)	5.00	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$157	$—	$44
0.25% increase in salary scale	2	15	—	—
1.00% increase in annual medical trend	—	—	4	71
1.00% decrease in annual medical trend	—	—	(4)	(71)
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible employees at December 31, 2017. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to the continuing operations for each of the Ameren Companies for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren Missouri	$16	$16	$16
Ameren Illinois	13	12	12
Other	1	1	1
Ameren	30	29	29
NOTE 11 – STOCK-BASED COMPENSATION
The 2014 Incentive Plan is Ameren’s long-term stock compensation plan for eligible employees and directors. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. At December 31, 2017, there were 4.9 million common shares remaining for grant under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.
Performance Share Units
A share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified performance or market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. The vesting period for share units awarded extends beyond the three-year performance period to the payout date.
The following table summarizes the nonvested performance share unit activity for the year ended December 31, 2017:

	Performance Share Units
	Share Units	Weighted-average Grant Date Fair Value per Share Unit
Nonvested at January 1, 2017(a)	780,545	$47.54
Granted(b)	508,161	59.16
Forfeitures	(50,523)	52.50
Undistributed vested units(c)	(342,694)	51.65
Nonvested at December 31, 2017(a)	895,489	$52.28

(a)
Excludes 369,878 and 712,572 performance share units granted to retirement-eligible employees as of January 1, 2017 and December 31, 2017, respectively, as the undistributed performance share units are fully vested.

(b)	Includes performance share units granted to certain executive and nonexecutive officers and other eligible employees in 2017 under the 2014 Incentive Plan.

(c)
Includes performance share units that vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The following table presents the stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren Missouri	$4	$4	$5
Ameren Illinois	2	2	3
Other(a)	12	11	11
Ameren	18	17	19
Less income tax benefit	7	6	7
Stock-based compensation expense, net	$11	$11	$12

(a)	Represents compensation expense of employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units of $39 million, $83 million, and $27 million for the years ended December 31, 2017, 2016, and 2015. There were no significant compensation costs capitalized related to the performance share units during the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, total compensation cost of $29 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 22 months.
The fair value of each share unit awarded under the 2014 Incentive Plan is based on Ameren’s closing common share price at December 31st of the year prior to the award year and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a 3-year performance period relative to the designated peer group beginning January 1st of the award year. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also include a three-year risk-free rate, volatility for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period. The following table presents the fair value of each share unit awarded under the 2014 Incentive Plan along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Fair value of share units awarded	$59.16	$44.13	$52.88
Ameren’s closing common share price at December 31 of the prior year	$52.46	$43.23	$46.13
Three-year risk free rate	1.47%	1.31%	1.10%
Volatility range	15% - 21%	15% - 20%	12% - 18%
NOTE 12 – INCOME TAXES
Federal Tax Reform
The TCJA was enacted on December 22, 2017. Substantially all of the provisions of the TCJA affecting the Ameren Companies, other than certain transition depreciation rules, are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code, including amendments that significantly change the taxation of business entities and specific provisions related to regulated public utilities. The most significant change that affects the Ameren Companies is the reduction in the federal corporate statutory income tax rate from 35% to 21%. Specific provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, the elimination of accelerated depreciation tax benefits from certain regulated utility capital investments acquired after September 27, 2017, and the continuation of certain rate normalization requirements related to the flow back of excess deferred taxes. Ameren (parent) will be subject to provisions of the TCJA that limit the deductibility of interest expense.
In accordance with GAAP, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. GAAP also requires deferred tax assets and liabilities to be measured at the tax rate that is expected to apply when temporary differences are realized or settled. Thus, in December 2017, the Ameren Companies’ deferred taxes were revalued using the new tax rate. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes was deferred as a regulatory asset or liability on the balance sheet and will be collected from or refunded to customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes was recorded as income tax expense.
As a result of the complexity of the TCJA, the SEC staff issued guidance to clarify the accounting for income taxes if information is not yet available or complete. This guidance provides for up to a one year period in which to complete the required analysis and update provisional estimates. The guidance provides three scenarios associated with a company’s status of accounting for income tax reform: (1) a company has completed its accounting for certain effects of tax reform, (2) a company is able to make a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to make a reasonable estimate and therefore continues to apply income tax accounting that is based on the tax laws in effect immediately prior to the enactment of the TCJA.
As of December 31, 2017, the Ameren Companies have made reasonable estimates for the measurement and accounting of certain effects of the TCJA, which have been reflected in their financial statements. We have recorded provisional estimates primarily related to depreciation transition rules and 2017 property, plant, and equipment, compensation, and pension-related deductions which would impact our revaluation of deferred taxes at December 31, 2017. These items may be resolved through additional analysis, which is incomplete due to the timing of the enactment of the TCJA and complexity associated with applying its provisions. Additionally, interpretations, regulations, amendments, and technical corrections of the TCJA by various regulators could also resolve provisional items. The TCJA had the following provisional effects for the year ended December 31, 2017:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Increase (Decrease)
Accumulated deferred income taxes, net	$(1,419)	$(871)	$37	$(2,253)
Income tax expense (benefit)(a)	32	(5)	127	154
Noncurrent regulatory assets	(89)	(24)	(1)	(114)
Noncurrent regulatory liabilities	1,362	842	89	2,293
For our regulated operations, reductions in accumulated deferred income tax balances due to the reduction in the federal statutory corporate income tax rate to 21% will result in amounts previously collected from utility customers for these deferred taxes being refundable to those customers, generally through reductions in future rates. The TCJA includes provisions related to the IRS normalization rules that address the time period in which certain plant-related components of the excess deferred taxes are to be reflected in customer rates. This time period for the Ameren Companies is approximately 35 to 60 years. Other components of the excess deferred taxes will be reflected in customer rates as determined by our state and federal regulators, which could be a shorter time period than that applicable to certain plant-related components. See Note 2 – Rate and Regulatory Matters for information regarding the various proceedings for the TCJA impacts with our regulators.
Illinois Income Tax Rate
In July 2017, Illinois enacted a law that increased the state’s corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The law made the increase in the state’s corporate income tax rate permanent. That rate was previously scheduled to go to 7.3% in 2025. In July 2017, Ameren recorded an expense of $14 million at Ameren (parent) due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this expense, Ameren does not expect this tax increase to have a material impact on its consolidated net income prospectively. The tax increase is not expected to materially impact the earnings of the Ameren Illinois Electric Distribution, the Ameren Transmission, or the Ameren Illinois Transmission segments, since these businesses operate under formula ratemaking frameworks. The tax increase unfavorably affected the 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. In addition, in the third quarter of 2017, Ameren’s and Ameren Illinois’ accumulated deferred tax balances were revalued using the state’s new corporate income tax rate, which resulted in a net increase to the liability balances of $97 million and $79 million, respectively. These increased liabilities were offset by a regulatory asset, as well as income tax expense, as discussed above.

The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2017, 2016, and 2015:

	Ameren Missouri	Ameren Illinois	Ameren
2017
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	6	6
TCJA	6	(1)	14
Tax credits	(1)	—	—
Other permanent items	—	(1)	(2)
Effective income tax rate	44%	38%	52%
2016
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	—	—
Amortization of deferred investment tax credit	(1)	—	—
State tax	3	5	4
Stock-based compensation(a)	—	—	(2)
Valuation allowance	—	—	1
Other permanent items	—	(2)	(1)
Effective income tax rate	38%	38%	37%
2015
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	—	(2)	(1)
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	3	5	5
Other permanent items	—	(1)	—
Effective income tax rate	37%	37%	38%

(a)	Reflects the adoption of authoritative accounting guidance related to share-based compensation, which resulted in the recognition of a $21 million income tax benefit in 2016.

The following table presents the components of income tax expense for the years ended December 31, 2017, 2016, and 2015:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2017
Current taxes:
Federal	$149	$(34)	$(110)	$5
State	23	29	(20)	32
Deferred taxes:
Federal	76	185	250	511
State	11	(13)	36	34
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense	$254	$166	$156	$576
2016
Current taxes:
Federal	$31	$(8)	$(24)	$(1)
State	6	12	(21)	(3)
Deferred taxes:
Federal	161	117	21	299
State	23	37	32	92
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$216	$158	$8	$382
2015
Current taxes:
Federal	$110	$(83)	$(29)	$(2)
State	17	(11)	(10)	(4)
Deferred taxes:
Federal	71	193	35	299
State	16	29	31	76
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense	$209	$127	$27	$363
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences at December 31, 2017 and 2016:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2017
Accumulated deferred income taxes, net liability (asset):
Plant related	$2,064	$1,264	$146	$3,474
Regulatory assets and liabilities, net	(317)	(206)	(24)	(547)
Deferred employee benefit costs	(53)	(17)	(61)	(131)
Revenue requirement reconciliation adjustments	—	20	—	20
Tax carryforwards	(31)	(43)	(287)	(361)
Other	(13)	3	61	51
Total net accumulated deferred income tax liabilities (assets)	$1,650	$1,021	$(165)	$2,506
2016
Accumulated deferred income taxes, net liability (asset):
Plant related	$3,103	$1,769	$147	$5,019
Regulatory assets and liabilities, net	75	(1)	—	74
Deferred employee benefit costs	(76)	(38)	(97)	(211)
Revenue requirement reconciliation adjustments	—	34	—	34
Tax carryforwards	(66)	(138)	(472)	(676)
Other	(23)	5	42	24
Total net accumulated deferred income tax liabilities (assets)	$3,013	$1,631	$(380)	$4,264

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2017 and 2016:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2017
Net operating loss carryforwards:
Federal(a)	$—	$41	$162	$203
State(a)	—	—	32	32
Total net operating loss carryforwards	$—	$41	$194	$235
Tax credit carryforwards:
Federal(b)	$31	$2	$80	$113
State(c)	—	—	7	7
Total tax credit carryforwards	$31	$2	$87	$120
Charitable contribution carryforwards(d)	$—	$—	$11	$11
Valuation allowance(e)	—	—	(5)	(5)
Total charitable contribution carryforwards	$—	$—	$6	$6
2016
Net operating loss carryforwards:
Federal	$33	$137	$324	$494
State	4	—	41	45
Total net operating loss carryforwards	$37	$137	$365	$539
Tax credit carryforwards:
Federal	$29	$1	$79	$109
State	—	—	21	21
Total tax credit carryforwards	$29	$1	$100	$130
Charitable contribution carryforwards	$—	$—	$18	$18
Valuation allowance	—	—	(11)	(11)
Total charitable contribution carryforwards	$—	$—	$7	$7

(a)	Will expire between 2033 and 2036. Any net operating loss carryforward generated after January 1, 2018, will not have an expiration date as a result of the TCJA.

(b)	Will expire between 2029 and 2037.

(c)	Will expire between2019 and 2022.

(d)	Will expire between 2018 and 2021.

(e)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.
Uncertain Tax Positions
As of December 31, 2017 and 2016, the Ameren Companies did not record any uncertain tax positions.
In 2015, final settlements for tax years 2012 and 2013 were reached with the IRS. The 2015 settlement of the 2013 tax year affected discontinued operations. See Note 1 – Summary of Significant Accounting Policies for additional information.
State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. The Ameren Companies currently do not have material state income tax issues under examination, administrative appeals, or litigation.
Ameren Missouri has an uncertain tax position tracker. Under Missouri’s regulatory framework, uncertain tax positions do not reduce Ameren Missouri’s electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, using the weighted-average cost of capital included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created. It will then will be amortized over three years, beginning on the effective date of new rates established in the next electric regulatory rate review.
NOTE 13 – RELATED-PARTY TRANSACTIONS
In the normal course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. Below are the material related-party agreements.

Electric Power Supply Agreements
Ameren Illinois must acquire capacity and energy sufficient to meet its obligations to customers. Ameren Illinois uses periodic RFP processes, administered by the IPA and approved by the ICC, to contract capacity and energy on behalf of its customers. Ameren Missouri participates in the RFP process and has been a winning supplier for certain periods.
Capacity Supply Agreements
In a procurement event in 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $3 million for the 12 months ended May 31, 2015. In a procurement event in 2015, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $15 million for the 12 months ending May 31, 2017.
Energy Swaps and Energy Products
Based on the outcome of IPA-administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of megawatthours at a predetermined price over a specified period of time. The following table presents the agreements the companies have entered into, as well as the specified performance period, price, and amount of megawatthours included in each agreement:

IPA Procurement Event	Performance Period	MWh	Average Price per MWh
May 2014	January 2015 – February 2017	168,400	$51
April 2015	June 2015 – June 2017	667,000	36
September 2015	November 2015 – May 2018	339,000	38
April 2016	June 2017 – September 2018	375,200	35
September 2016	May 2017 – September 2018	82,800	34
April 2017	March 2019 – May 2020	85,600	34
Collateral Postings
Under the terms of the Illinois energy product agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2017 and 2016, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
Interconnection and Transmission Agreements
Ameren Missouri and Ameren Illinois are parties to an interconnection agreement for the use of their respective transmission lines and other facilities for the distribution of power. These agreements have no contractual expiration date, but may be terminated by either party with three years’ notice.
Support Services Agreements
Ameren Services provides support services to its affiliates. The costs of support services, including wages, employee benefits, professional services, and other expenses, are based on, or are an allocation of, actual costs incurred. The support services agreement can be terminated at any time by the mutual agreement of Ameren Services and that affiliate or by either party with 60 days’ notice before the end of a calendar year.
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

Money Pool
See Note 4 – Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. As of December 31, 2017 and 2016, Ameren Missouri had income taxes payable to Ameren (parent) of $11 million and $16 million, respectively, included in “Accounts payable - affiliates” on its balance sheet. As of December 31, 2017 and 2016, Ameren Illinois had income taxes payable to Ameren (parent) of $17 million and $3 million, respectively, included in “Accounts payable - affiliates” on its balance sheet. See below for capital contributions received related to the tax allocation agreement.
Capital Contributions
In 2017, Ameren Missouri received cash capital contributions of $30 million from Ameren (parent) as a result of the tax allocation agreement. In 2017, Ameren Illinois received cash capital contributions of $8 million from Ameren (parent).
In 2016, Ameren Missouri received cash capital contributions of $44 million from Ameren (parent) as a result of the tax allocation agreement, which included the accrued capital contribution from 2015.
In 2015, Ameren Missouri received cash capital contributions of $224 million from Ameren (parent) as a result of the tax allocation agreement, which included the accrued capital contribution from 2014. Additionally, as of December 31, 2015, Ameren Missouri accrued a $38 million capital contribution related to the same agreement. In 2015, Ameren Illinois received cash capital contributions of $25 million from Ameren (parent).
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2017, 2016, and 2015. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2017		$23	$	(a)
with Ameren Illinois		2016		28		(a)
		2015		15		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		26		4
rent and facility services		2016		25		5
		2015		25		4
Ameren Missouri and Ameren Illinois	Operating Revenues	2017		(b)		1
miscellaneous support services		2016		1		(b)
		2015		2		(b)
Total Operating Revenues		2017		$49		$5
		2016		54		5
		2015		42		4
Ameren Illinois power supply	Purchased Power	2017	$	(a)		$23
agreements with Ameren Missouri		2016		(a)		28
		2015		(a)		15
Ameren Illinois transmission	Purchased Power	2017		(a)		2
services from ATXI		2016		(a)		2
		2015		(a)		2
Total Purchased Power		2017	$	(a)		$25
		2016		(a)		30
		2015		(a)		17
Ameren Services support services	Other Operations and	2017		$149		$139
agreement	Maintenance	2016		129		123
		2015		131		119
Money pool borrowings (advances)	(Interest Charges)	2017		$1	$	(b)
	Miscellaneous Income	2016		(b)		(b)
		2015		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 13 – Related-party Transactions in this report.
Leases
We lease various facilities, office equipment, plant equipment, and rail cars under capital and operating leases. The following table presents our lease obligations at December 31, 2017:

	2018	2019	2020	2021	2022	After 5 Years	Total
Ameren:(a)
Minimum capital lease payments(b)(c)	$32	$32	$32	$33	$32	$264	$425
Less amount representing interest	26	25	25	25	24	24	149
Present value of minimum capital lease payments	$6	$7	$7	$8	$8	$240	$276
Operating leases	10	9	8	6	6	14	53
Total lease obligations	$16	$16	$15	$14	$14	$254	$329
Ameren Missouri:
Minimum capital lease payments(b)(c)	$32	$32	$32	$33	$32	$264	$425
Less amount representing interest	26	25	25	25	24	24	149
Present value of minimum capital lease payments	$6	$7	$7	$8	$8	$240	$276
Operating leases	8	8	7	6	6	14	49
Total lease obligations	$14	$15	$14	$14	$14	$254	$325
Ameren Illinois:
Operating leases	$1	(d)	(d)	(d)	(d)	$1	$2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	See Note 3 – Property, Plant, and Equipment, Net for additional information.

(c)	See Note 5 – Long-term Debt and Equity Financings for additional information on Ameren’s and Ameren Missouri’s capital lease agreements.

(d)	Less than $1 million.
The following table presents total operating lease expenses included in “Operating Expenses” in the statement of income for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Ameren(a)	$11	$38	$36
Ameren Missouri	10	34	34
Ameren Illinois	1	30	28

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at December 31, 2017. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at December 31, 2017.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)	Methane Gas	Other	Total
Ameren:(d)
2018	$463	$205	$67	$170	$3	$73	$981
2019	383	163	26	63	4	37	676
2020	85	110	39	14	4	36	288
2021	27	46	45	3	5	25	151
2022	—	11	12	2	5	25	55
Thereafter	—	38	45	18	58	95	254
Total	$958	$573	$234	$270	$79	$291	$2,405
Ameren Missouri:
2018	$463	$42	$67	$—	$3	$53	$628
2019	383	36	26	—	4	24	473
2020	85	29	39	—	4	24	181
2021	27	13	45	—	5	25	115
2022	—	6	12	—	5	25	48
Thereafter	—	16	45	—	58	75	194
Total	$958	$142	$234	$—	$79	$226	$1,639
Ameren Illinois:
2018	$—	$163	$—	$170	$—	$19	$352
2019	—	127	—	63	—	13	203
2020	—	81	—	14	—	12	107
2021	—	33	—	3	—	—	36
2022	—	5	—	2	—	—	7
Thereafter	—	22	—	18	—	—	40
Total	$—	$431	$—	$270	$—	$44	$745

(a)	Includes amounts for generation and for distribution.

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
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws and regulations. These laws and regulations address emissions, discharges to water, water usage, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2017, Ameren Missouri’s fossil fuel-fired energy centers represented 17% and 33% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the revised National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $325 million to $425 million from 2018 through 2022 in order to comply with existing environmental regulations. Additional environmental controls beyond 2022 could be required. This estimate of capital expenditures includes expenditures required by the CCR regulations, by the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantially revise regulatory obligations, exactly which compliance strategies will be used and their ultimate cost, among other things.
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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. In October 2017, the EPA announced a proposal to repeal the Clean Power Plan. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input from stakeholders as to how the EPA should regulate CO2 emissions from existing power plants under the Clean Air Act. Accordingly, we no longer expect the Clean Power Plan to take effect. However, the EPA may issue new requirements that would regulate CO2 emissions from existing power plants. We cannot predict the outcome of the EPA’s future rulemaking or the outcome of any legal challenges relating to such future rulemakings, any of which could have an adverse effect on our results of operations, financial position, and liquidity.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. The case then proceeded to the second phase to determine the actions required to remedy the violations found in the liability phase. The EPA previously withdrew all claims for penalties and fines. No date has been set by the district court for a trial on the remedy phase of the litigation. At the conclusion of both phases of the litigation, Ameren Missouri intends to appeal the liability ruling to the United States Court of Appeals for the Eighth Circuit.
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

Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. The rule will be implemented during the permit renewal process of each energy center’s water discharge permit, between 2018 and 2023.
Additionally, in 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards.
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
CCR Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In September 2017, the EPA granted petitions filed on behalf of coal-fired electricity generators in which the EPA agreed to reconsider certain provisions of the CCR rules. Ameren and Ameren Missouri have AROs of $150 million recorded on their respective balance sheets as of December 31, 2017, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2024. Ameren Missouri also estimates it will need to make capital expenditures of $300 million to $350 million from 2018 through 2022 to implement its CCR management compliance plan.
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
As of December 31, 2017, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, evaluation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2017, Ameren Illinois estimated the obligation related to these former MGP sites at $175 million to $249 million. Ameren and Ameren Illinois recorded a liability of $175 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2 located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies that former landfills and lagoons at those sites may contain soil and groundwater contamination. In 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Further negotiation among the potentially responsible parties will determine how to fund the implementation of the EPA-approved cleanup remedies. As of December 31, 2017 and 2016, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.

Ameren Missouri Municipal Taxes
The cities of Creve Coeur and Winchester, Missouri, on behalf of themselves and other municipalities in Ameren Missouri’s service area, filed a class action lawsuit in November 2011 against Ameren Missouri in the Circuit Court of St. Louis County, Missouri. The lawsuit alleges that Ameren Missouri failed to collect and pay gross receipts taxes or license fees on certain revenues, including revenues from wholesale power and interchange sales. In December 2017, the court issued a final order approving a settlement agreement between Ameren Missouri and the municipalities. The settlement agreement requires Ameren Missouri to make payments representing certain tax receipts to the municipalities during the first quarter of 2018, in addition to payment of certain future gross receipts taxes. The future gross receipts taxes are recoverable from customers. Ameren and Ameren Missouri recorded immaterial current liabilities on their respective balance sheets as of December 31, 2017, to represent the payments made in February 2018 under the settlement agreement.
NOTE 15 – SEGMENT INFORMATION
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
Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois to each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.

The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2017, 2016, and 2015. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2017
External revenues	$3,490	$1,565	$742	$382		$(2)	$—	$6,177
Intersegment revenues	49	4	1	44	(a)	—	(98)	—
Depreciation and amortization	533	239	59	60		5	—	896
Interest income	27	7	—	—		11	(11)	34
Interest charges	207	73	36	67	(b)	19	(11)	391
Income taxes	254	83	36	90		113	—	576
Net income (loss) attributable to Ameren common shareholders from continuing operations	323	131	60	140		(131)	—	523
Capital expenditures	773	476	245	644		1	(7)	2,132
2016
External revenues	$3,469	$1,545	$753	$309		$—	$—	$6,076
Intersegment revenues	54	4	1	46	(a)	—	(105)	—
Depreciation and amortization	514	226	55	43		7	—	845
Interest income	28	11	—	1		11	(11)	40
Interest charges	211	72	34	58	(b)	18	(11)	382
Income taxes	216	78	39	74		(25)	—	382
Net income (loss) attributable to Ameren common shareholders from continuing operations	357	126	59	117		(6)	—	653
Capital expenditures	738	470	181	689		4	(6)	2,076
2015
External revenues	$3,566	$1,529	$782	$219		$2	$—	$6,098
Intersegment revenues	43	3	1	40	(a)	—	(87)	—
Depreciation and amortization	492	212	52	33		7	—	796
Interest income	28	12	—	—		7	(6)	41
Interest charges	219	71	35	35	(b)	1	(6)	355
Income taxes	209	71	24	51		8	—	363
Net income (loss) attributable to Ameren common shareholders from continuing operations	352	123	37	83		(16)	—	579
Capital expenditures	622	491	133	669		2	—	1,917

(a)	Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)	Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Consolidated
2017
External revenues	$1,569	$743	$216		$—	$2,528
Intersegment revenues	—	—	42	(a)	(42)	—
Depreciation and amortization	239	59	43		—	341
Interest income	7	—	—		—	7
Interest charges	73	36	35		—	144
Income taxes	83	36	47		—	166
Net income available to common shareholder	131	60	77		—	268
Capital expenditures	476	245	355		—	1,076
2016
External revenues	$1,549	$754	$187		$—	$2,490
Intersegment revenues	—	—	45	(a)	(45)	—
Depreciation and amortization	226	55	38		—	319
Interest income	11	—	1		—	12
Interest charges	72	34	34		—	140
Income taxes	78	39	41		—	158
Net income available to common shareholder	126	59	67		—	252
Capital expenditures	470	181	273		—	924
2015
External revenues	$1,532	$783	$151		$—	$2,466
Intersegment revenues	—	—	38	(a)	(38)	—
Depreciation and amortization	212	52	31		—	295
Interest income	12	—	—		—	12
Interest charges	71	35	25		—	131
Income taxes	71	24	32		—	127
Net income available to common shareholder	123	37	54		—	214
Capital expenditures	491	133	294		—	918

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.
SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2017					2016
Quarter ended	March 31	June 30	September 30	December 31		March 31	June 30	September 30	December 31
Operating revenues	$1,514	$1,538	$1,723	$1,402		$1,434	$1,427	$1,859	$1,356
Operating income	254	398	581	225		220	325	691	145
Net income (loss)	104	194	290	(59)	(a)	107	148	371	33
Net income (loss) attributable to Ameren common shareholders	$102	$193	$288	$(60)		$105	$147	$369	$32
Earnings (loss) per common share – basic	$0.42	$0.79	$1.19	$(0.24)		$0.43	$0.61	$1.52	$0.13
Earnings (loss) per common share – diluted(b)	$0.42	$0.79	$1.18	$(0.24)		$0.43	$0.61	$1.52	$0.13

(a)	Includes an increase to income tax expense of $154 million recorded in 2017 as a result of the TCJA.

(b)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is because of the effects of rounding and the changes in the number of weighted-average diluted shares outstanding each period.

Ameren Missouri Quarter ended	Operating Revenues	Operating Income	Net Income (Loss)		Net Income (Loss) Available to Common Shareholder
March 31, 2017	$790	$53	$6		$5
March 31, 2016	741	63	15		14
June 30, 2017	935	237	121		120
June 30, 2016	867	197	93		92
September 30, 2017	1,115	417	235		234
September 30, 2016	1,165	431	242		241
December 31, 2017	699	40	(36)	(a)	(36)
December 31, 2016	750	54	10		10

(a)	Includes an increase to income tax expense of $32 million recorded in 2017 as a result of the TCJA.

Ameren Illinois Quarter ended(a)	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Shareholder
March 31, 2017	$703	$172	$80	$79
March 31, 2016	677	133	60	59
June 30, 2017	576	130	58	57
June 30, 2016	542	107	46	45
September 30, 2017	575	128	55	55
September 30, 2016	676	230	119	119
December 31, 2017	674	150	78	77
December 31, 2016	595	74	30	29

(a)
In 2017, in connection with the decoupling provisions of the FEJA, Ameren Illinois changed the method it used to recognize its interim-period revenue. Ameren Illinois now recognizes revenue consistent with the timing of incurred electric distribution recoverable costs, and it recognizes revenue associated with the expected return on its rate base ratably over the year. As a result of this change in recognition of the interim period revenue for the IEIMA formula rate framework, as modified by the FEJA, Ameren Illinois incurred quarterly year-over-year increases to earnings in 2017 in comparison to 2016 for the first, second, and fourth quarters and a decrease to earnings in the third quarter. The change in interim period revenue recognition did not affect 2017 annual earnings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2017, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2017. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2017 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
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
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren

Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2017, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(b)	1,834,043	(c)	4,893,953
Equity compensation plans not approved by security holders	—	—	—
Total	1,834,043	(c)	4,893,953

(a)
Pursuant to grants of performance share units (PSUs) under the 2014 Incentive Plan, 1,767,462 of the securities represent the target number of PSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2017 (including outstanding awards under the 2014 Incentive Plan as of December 31, 2017). The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the PSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentives: Performance Share Unit Program (“PSUP”)” in Ameren’s definitive proxy statement for its 2018 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. Also, 66,581 of the securities represent shares that may be issued as of December 31, 2017, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.

(b)	Consists of the 2014 Incentive Plan.

(c)
Earned PSUs and deferred compensation stock units are paid in shares of Ameren common stock on a one-for-one basis. Accordingly, the PSUs and deferred compensation stock units do not have a weighted-average exercise price.

Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2018 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Policy and Procedures With Respect to Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2018 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	156
(b)	Exhibit Index	156

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2017, 2016, and 2015
(In millions)	2017	2016	2015
Operating revenues	$—	$—	$—
Operating expenses	13	14	14
Operating loss	(13)	(14)	(14)
Equity in earnings of subsidiaries	659	663	600
Interest income from affiliates	9	10	6
Total other expense, net	—	(5)	(5)
Interest charges	31	28	3
Income tax (benefit)	101	(27)	5
Net Income Attributable to Ameren Common Shareholders – Continuing Operations	523	653	579
Net Income Attributable to Ameren Common Shareholders – Discontinued Operations	—	—	51
Net Income Attributable to Ameren Common Shareholders	$523	$653	$630

Net Income Attributable to Ameren Common Shareholders – Continuing Operations	$523	$653	$579
Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $3, $(7), and $3, respectively	5	(20)	6
Comprehensive Income from Continuing Operations Attributable to Ameren Common Shareholders	528	633	585
Comprehensive Income from Discontinued Operations Attributable to Ameren Common Shareholders	—	—	51
Comprehensive Income Attributable to Ameren Common Shareholders	$528	$633	$636

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$—	$1
Advances to money pool	13	27
Accounts receivable – affiliates	46	31
Miscellaneous accounts and notes receivable	—	26
Other current assets	8	8
Total current assets	67	93
Investments in subsidiaries	7,944	7,498
Note receivable – ATXI	75	350
Accumulated deferred income taxes, net	222	419
Other assets	140	135
Total assets	$8,448	$8,495
Liabilities and Shareholders’ Equity:
Short-term debt	383	507
Borrowings from money pool	28	33
Accounts payable – affiliates	6	13
Other current liabilities	27	17
Total current liabilities	444	570
Long-term debt	696	694
Pension and other postretirement benefits	37	45
Other deferred credits and liabilities	87	83
Total liabilities	1,264	1,392
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – 242.6 shares outstanding	2	2
Other paid-in capital, principally premium on common stock	5,540	5,556
Retained earnings	1,660	1,568
Accumulated other comprehensive loss	(18)	(23)
Total shareholders’ equity	7,184	7,103
Total liabilities and shareholders’ equity	$8,448	$8,495

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2017, 2016, and 2015
(In millions)	2017	2016	2015
Net cash flows provided by operating activities	$454	$483	$551
Cash flows from investing activities:
Money pool advances, net	14	(27)	55
Notes receivable – ATXI, net	275	(60)	(96)
Investments in subsidiaries	(151)	(123)	(509)
Other	6	2	(12)
Net cash flows provided by (used in) investing activities	144	(208)	(562)
Cash flows from financing activities:
Dividends on common stock	(431)	(416)	(402)
Short-term debt, net	(124)	206	(284)
Money pool borrowings, net	(5)	19	14
Issuances of long-term debt	—	—	700
Debt issuance costs	—	—	(6)
Share-based payments	(39)	(83)	(12)
Net cash flows provided by (used in) financing activities	(599)	(274)	10
Net change in cash and cash equivalents	$(1)	$1	$(1)
Cash and cash equivalents at beginning of year	1	—	1
Cash and cash equivalents at end of year	$—	$1	$—

Cash dividends received from consolidated subsidiaries	$362	$465	$575

Noncash investing activity – investments in subsidiaries	—	—	(38)
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017
NOTE 1 – BASIS OF PRESENTATION
Ameren Corporation (parent company only) is a public utility holding company that conducts substantially all of its business operations through its subsidiaries. Ameren Corporation (parent company only) has accounted for its subsidiaries using the equity method. These financial statements are presented on a condensed basis.
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information. See Note 13 – Related-party Transactions under Part II, Item 8, of this report for information on the tax allocation agreement between Ameren Corporation (parent company only) and its subsidiaries.
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2015, 2016, and 2017.
Ameren Corporation (parent company only) had a total of $46 million in guarantees outstanding, primarily for ATXI, that were not recorded on its December 31, 2017 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.

See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 3 – LONG-TERM OBLIGATIONS
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation’s (parent company only) long-term debt, indenture provisions, and restricted cash balance.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 5 – DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for information regarding the divestiture transactions and discontinued operations.
NOTE 6 – INCOME TAXES
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding the impacts of the TCJA on Ameren Corporation (parent company only).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in millions)
Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2017	$19	$26		$7	$33	$19
2016	19	32		3	35	19
2015	21	33		5	40	19
Deferred tax valuation allowance:
2017	$11	$(6)	(c)	$—	$—	$5
2016	6	7		(2)	—	11
2015	10	4		(8)	—	6
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2017	$7	$9		$—	$9	$7
2016	7	10		—	10	7
2015	8	13		—	14	7
Deferred tax valuation allowance:
2017	$—	$—		$—	$—	$—
2016	—	—		—	—	—
2015	1	—		(1)	—	—
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2017	$12	$17		$7	$24	$12
2016	12	22		3	25	12
2015	13	20		5	26	12
Deferred tax valuation allowance:
2017	$—	$—		$—	$—	$—
2016	—	—		—	—	—
2015	1	—		(1)	—	—

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

(b)	Uncollectible accounts charged off, less recoveries.

(c)	Includes an adjustment of $3 million to Ameren (parent)’s valuation allowance for certain deferred tax assets existing at December 31, 2017, for the reduction in the income tax rate.

ITEM 16.	FORM 10-K SUMMARY
The Ameren Companies elected not to provide a summary of the Form 10-K.

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended February 10, 2017	February 14, 2017 Form 8-K, Exhibit 3, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.1, File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.2, File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 2.70% Senior Notes due 2020 and the 3.65% Senior Notes due 2026 (including the global notes)	November 24, 2015 Form 8-K, Exhibits 4.3, 4.4 and 4.5, File No. 1-14756
4.4	Ameren Ameren Missouri
Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941
Exhibit B-1, File No. 2-4940
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 15, 2003, relative to Series DD	August 4, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967

4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2008 relative to Series LL	April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.29	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.30	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.31	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.32	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.33	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.34	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.35	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.36	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.37	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.38	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258

4.39	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.40	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 28, 2003, establishing the 5.10% Senior Secured Notes due 2018 (including the global note)	August 4, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.41	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 23, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.50	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.52	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.53	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.54	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.55	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.56	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.57	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.58	Ameren Ameren Illinois
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
Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.59	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949
4.60	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957

4.61	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966
4.62	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992
4.63	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732
4.64	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.65	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.66	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.67	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.68	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.69	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.70	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.71	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of April 1, 2008, to Ameren Illinois Mortgage for Series CC	April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2008, to Ameren Illinois Mortgage for Series DD	October 23, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.83	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.84	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.85	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.86	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258

4.87	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated April 8, 2008, establishing the 6.25% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.88	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 23, 2008, establishing the 9.75% Senior Secured Notes due 2018 (including the global note)	October 23, 2008 Form 8-K, Exhibit 4.2, File No. 1-3004
4.89	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.90	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.91	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.92	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.93	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.94	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Illinois and JP Morgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation revised on August 11, 2017, and effective as of September 1, 2017
10.5	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.7	Ameren	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.11	Ameren Companies	*2016 Ameren Executive Incentive Plan	2015 Form 10-K, Exhibit 10.13, File No. 1-14756
10.12	Ameren Companies	*2017 Ameren Executive Incentive Plan	2016 Form 10-K, Exhibit 10.13, File No. 1-14756
10.13	Ameren Companies	*2018 Ameren Executive Incentive Plan
10.14	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.15	Ameren Companies	*2016 Base Salary Table for Named Executive Officers	2015 Form 10-K, Exhibit 10.17, File No. 1-14756
10.16	Ameren Companies	*2017 Base Salary Table for Named Executive Officers	2016 Form 10-K, Exhibit 10.17, File No. 1-14756
10.17	Ameren Companies	*2018 Base Salary Table for Named Executive Officers
10.18	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.19	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.20	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended

10.21	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.24, File No. 1-14756
10.22	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2015 Form 10-K, Exhibit 10.24, File No. 1-14756
10.23	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2016 Form 10-K, Exhibit 10.24, File No. 1-14756
10.24	Ameren Companies	*Formula for Determining 2018 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.25	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.26	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.27	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan	2015 Form 10-K, Exhibit 10.31, File No. 1-14756
10.28	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan	2016 Form 10-K, Exhibit 10.31, File No. 1-14756
10.29	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.1, File No. 1-14756
10.30	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.2, File No. 1-14756
10.31	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2018	December 13, 2017 Form 8-K, Exhibit 10.3, File No. 1-14756
10.32	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.33	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri

31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data File
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

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

AMEREN CORPORATION (registrant)

Date:	February 28, 2018	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2018
Warner L. Baxter

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Bruce A. Steinke

	*	Director	February 28, 2018
Catherine S. Brune

	*	Director	February 28, 2018
J. Edward Coleman

	*	Director	February 28, 2018
Ellen M. Fitzsimmons

	*	Director	February 28, 2018
Rafael Flores

	*	Director	February 28, 2018
Walter J. Galvin

	*	Director	February 28, 2018
Richard J. Harshman

	*	Director	February 28, 2018
Gayle P. W. Jackson

	*	Director	February 28, 2018
James C. Johnson

	*	Director	February 28, 2018
Steven H. Lipstein

	*	Director	February 28, 2018
Stephen R. Wilson

*By	/s/ Martin J. Lyons, Jr.		February 28, 2018
Martin J. Lyons, Jr.
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 28, 2018	By	/s/ Michael L. Moehn
Michael L. Moehn Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Chairman and President, and Director (Principal Executive Officer)	February 28, 2018
Michael L. Moehn

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2018
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Bruce A. Steinke

	*	Director	February 28, 2018
Mark C. Birk

	*	Director	February 28, 2018
Fadi M. Diya

	*	Director	February 28, 2018
Gregory L. Nelson

	*	Director	February 28, 2018
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 28, 2018
Martin J. Lyons, Jr.
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 28, 2018	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 28, 2018
Richard J. Mark

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2018
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Bruce A. Steinke

	*	Director	February 28, 2018
Craig D. Nelson

	*	Director	February 28, 2018
Gregory L. Nelson

	*	Director	February 28, 2018
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 28, 2018
Martin J. Lyons, Jr.
Attorney-in-Fact