Form 10-Q
period 2018-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2018-05-09
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2018, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 243,653,807
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation – 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation – 25,452,373

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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2017, filed by the Ameren Companies with the SEC.
RESRAM – Renewable energy standard rate adjustment mechanism, a cost recovery mechanism that would allow Ameren Missouri to recover the cost of compliance with Missouri's renewable energy standards from customers and earn a return on those investments by adjusting customer rates on an annual basis without a traditional rate proceeding.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including the effects of the TCJA and any changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s proceedings with the MoPSC to pass through to its customers the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA, Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018, Ameren Illinois’ April 2018 annual electric distribution formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms and the resulting impacts on our results of operations, financial position, and liquidity;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, and the related financial commitments;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•
the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, amendments or technical corrections to the TCJA, and any challenges to the tax positions taken by the Ameren Companies;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

•	the effectiveness of Ameren Missouri's customer energy-efficiency programs and the related revenues and performance incentives earned under its MEEIA programs;

•	Ameren Illinois’ ability to achieve the FEJA electric energy-efficiency goals and the resulting impact on its allowed return on program investments;

•
our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed returns on equity;

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers' tolerance for any related price increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from Westinghouse, Callaway energy center’s only NRC-licensed supplier of such assemblies;

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

•	the impact of complying with renewable energy portfolio requirements in Missouri and Illinois, and with the zero emission standard in Illinois;

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates, mortality tables, and returns on benefit plan assets;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by Ameren Missouri's energy centers or required to satisfy Ameren Missouri's energy sales;

•	legal and administrative proceedings;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Electric	$1,223	$1,207
Natural gas	362	308
Total operating revenues	1,585	1,515
Operating Expenses:
Fuel	188	206
Purchased power	163	180
Natural gas purchased for resale	171	130
Other operations and maintenance	431	418
Depreciation and amortization	234	221
Taxes other than income taxes	125	118
Total operating expenses	1,312	1,273
Operating Income	273	242
Other Income, Net	23	18
Interest Charges	101	99
Income Before Income Taxes	195	161
Income Taxes	42	57
Net Income	153	104
Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Ameren Common Shareholders	$151	$102

Net Income	$153	$104
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $- and $-, respectively	1	—
Comprehensive Income	154	104
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Ameren Common Shareholders	$152	$102

Earnings per Common Share – Basic and Diluted	$0.62	$0.42

Dividends per Common Share	$0.4575	$0.44
Weighted-average Common Shares Outstanding – Basic	242.9	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$30	$10
Accounts receivable – trade (less allowance for doubtful accounts of $20 and $19, respectively)	514	445
Unbilled revenue	258	323
Miscellaneous accounts receivable	98	70
Inventories	453	522
Current regulatory assets	130	144
Other current assets	84	98
Total current assets	1,567	1,612
Property, Plant, and Equipment, Net	21,666	21,466
Investments and Other Assets:
Nuclear decommissioning trust fund	698	704
Goodwill	411	411
Regulatory assets	1,205	1,230
Other assets	532	522
Total investments and other assets	2,846	2,867
TOTAL ASSETS	$26,079	$25,945
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,170	$841
Short-term debt	960	484
Accounts and wages payable	497	902
Taxes accrued	91	52
Interest accrued	97	99
Customer deposits	115	108
Current regulatory liabilities	130	128
Other current liabilities	285	326
Total current liabilities	3,345	2,940
Long-term Debt, Net	6,766	7,094
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,564	2,506
Accumulated deferred investment tax credits	47	49
Regulatory liabilities	4,363	4,387
Asset retirement obligations	636	638
Pension and other postretirement benefits	541	545
Other deferred credits and liabilities	445	460
Total deferred credits and other liabilities	8,596	8,585
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 243.6 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,546	5,540
Retained earnings	1,699	1,660
Accumulated other comprehensive loss	(17)	(18)
Total Ameren Corporation shareholders’ equity	7,230	7,184
Noncontrolling Interests	142	142
Total equity	7,372	7,326
TOTAL LIABILITIES AND EQUITY	$26,079	$25,945
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$153	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	217
Amortization of nuclear fuel	24	24
Amortization of debt issuance costs and premium/discounts	5	6
Deferred income taxes and investment tax credits, net	26	51
Allowance for equity funds used during construction	(5)	(6)
Stock-based compensation costs	6	4
Other	2	(4)
Changes in assets and liabilities:
Receivables	(26)	44
Inventories	68	60
Accounts and wages payable	(249)	(231)
Taxes accrued	49	36
Regulatory assets and liabilities	20	7
Assets, other	1	7
Liabilities, other	(57)	3
Pension and other postretirement benefits	11	9
Net cash provided by operating activities	258	331
Cash Flows From Investing Activities:
Capital expenditures	(579)	(504)
Nuclear fuel expenditures	(12)	(27)
Purchases of securities – nuclear decommissioning trust fund	(38)	(40)
Sales and maturities of securities – nuclear decommissioning trust fund	34	34
Other	(2)	(2)
Net cash used in investing activities	(597)	(539)
Cash Flows From Financing Activities:
Dividends on common stock	(111)	(107)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	475	356
Issuances of common stock	17	—
Repurchases of common stock for stock-based compensation	—	(24)
Employee payroll taxes related to stock-based compensation	(19)	(15)
Other	—	(1)
Net cash provided by financing activities	360	207
Net change in cash, cash equivalents, and restricted cash	21	(1)
Cash, cash equivalents, and restricted cash at beginning of year	68	52
Cash, cash equivalents, and restricted cash at end of period	$89	$51

Noncash financing activity – Issuance of common stock for stock-based compensation	$35	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Electric	$741	$747
Natural gas	51	44
Total operating revenues	792	791
Operating Expenses:
Fuel	188	206
Purchased power	42	91
Natural gas purchased for resale	24	20
Other operations and maintenance	232	219
Depreciation and amortization	136	133
Taxes other than income taxes	80	75
Total operating expenses	702	744
Operating Income	90	47
Other Income, Net	13	16
Interest Charges	51	54
Income Before Income Taxes	52	9
Income Taxes	13	3
Net Income	39	6
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$38	$5
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3	$—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	205	200
Accounts receivable – affiliates	14	11
Unbilled revenue	134	165
Miscellaneous accounts receivable	54	35
Inventories	383	388
Current regulatory assets	60	56
Other current assets	48	50
Total current assets	901	905
Property, Plant, and Equipment, Net	11,768	11,751
Investments and Other Assets:
Nuclear decommissioning trust fund	698	704
Regulatory assets	380	395
Other assets	293	288
Total investments and other assets	1,371	1,387
TOTAL ASSETS	$14,040	$14,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$713	$384
Short-term debt	282	39
Accounts and wages payable	203	475
Accounts payable – affiliates	40	60
Taxes accrued	64	30
Interest accrued	48	54
Current regulatory liabilities	46	19
Other current liabilities	99	103
Total current liabilities	1,495	1,164
Long-term Debt, Net	3,249	3,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,680	1,650
Accumulated deferred investment tax credits	46	48
Regulatory liabilities	2,644	2,664
Asset retirement obligations	632	634
Pension and other postretirement benefits	212	213
Other deferred credits and liabilities	13	12
Total deferred credits and other liabilities	5,227	5,221
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,858	1,858
Preferred stock	80	80
Retained earnings	1,620	1,632
Total shareholders’ equity	4,069	4,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,040	$14,043
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$39	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	127
Amortization of nuclear fuel	24	24
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	(1)	2
Allowance for equity funds used during construction	(4)	(5)
Other	4	1
Changes in assets and liabilities:
Receivables	4	28
Inventories	5	11
Accounts and wages payable	(192)	(186)
Taxes accrued	36	35
Regulatory assets and liabilities	38	29
Assets, other	(5)	11
Liabilities, other	(10)	4
Pension and other postretirement benefits	4	4
Net cash provided by operating activities	76	93
Cash Flows From Investing Activities:
Capital expenditures	(249)	(196)
Nuclear fuel expenditures	(12)	(27)
Purchases of securities – nuclear decommissioning trust fund	(38)	(40)
Sales and maturities of securities – nuclear decommissioning trust fund	34	34
Money pool advances, net	—	161
Net cash used in investing activities	(265)	(68)
Cash Flows From Financing Activities:
Dividends on common stock	(50)	(60)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	243	36
Net cash provided by (used in) financing activities	192	(25)
Net change in cash, cash equivalents, and restricted cash	3	—
Cash, cash equivalents, and restricted cash at beginning of year	7	5
Cash, cash equivalents, and restricted cash at end of period	$10	$5
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Electric	$449	$439
Natural gas	311	264
Total operating revenues	760	703
Operating Expenses:
Purchased power	124	101
Natural gas purchased for resale	147	110
Other operations and maintenance	199	200
Depreciation and amortization	90	83
Taxes other than income taxes	41	40
Total operating expenses	601	534
Operating Income	159	169
Other Income, Net	6	—
Interest Charges	37	37
Income Before Income Taxes	128	132
Income Taxes	32	52
Net Income	96	80
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$95	$79
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3	$—
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $12, respectively)	298	234
Accounts receivable – affiliates	11	9
Unbilled revenue	124	158
Miscellaneous accounts receivable	39	35
Inventories	70	134
Current regulatory assets	69	87
Other current assets	12	15
Total current assets	626	672
Property, Plant, and Equipment, Net	8,463	8,293
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	812	822
Other assets	159	147
Total investments and other assets	1,382	1,380
TOTAL ASSETS	$10,471	$10,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$457	$457
Short-term debt	224	62
Accounts and wages payable	243	337
Accounts payable – affiliates	59	70
Taxes accrued	18	19
Interest accrued	42	33
Customer deposits	77	69
Current environmental remediation	47	42
Current regulatory liabilities	67	92
Other current liabilities	141	177
Total current liabilities	1,375	1,358
Long-term Debt, Net	2,373	2,373
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,035	1,021
Accumulated deferred investment tax credits	1	1
Regulatory liabilities	1,625	1,629
Pension and other postretirement benefits	285	285
Environmental remediation	122	134
Other deferred credits and liabilities	230	234
Total deferred credits and other liabilities	3,298	3,304
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,033	2,013
Preferred stock	62	62
Retained earnings	1,330	1,235
Total shareholders’ equity	3,425	3,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,471	$10,345

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$96	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	83
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	9	51
Other	(2)	—
Changes in assets and liabilities:
Receivables	(34)	16
Inventories	63	49
Accounts and wages payable	(52)	(51)
Taxes accrued	1	(2)
Regulatory assets and liabilities	(16)	(19)
Assets, other	2	2
Liabilities, other	(36)	(5)
Pension and other postretirement benefits	6	5
Net cash provided by operating activities	130	212
Cash Flows From Investing Activities:
Capital expenditures	(300)	(227)
Net cash used in investing activities	(300)	(227)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	162	17
Capital contribution from parent	20	—
Other	—	(1)
Net cash provided by financing activities	181	15
Net change in cash, cash equivalents, and restricted cash	11	—
Cash, cash equivalents, and restricted cash at beginning of year	41	28
Cash, cash equivalents, and restricted cash at end of period	$52	$28
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise.

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
As of March 31, 2018, and December 31, 2017, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $19 million and $17 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2018, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $19 million plus associated outstanding funding commitments of $18 million.
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include short-term, highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents subject to legal or contractual restrictions and not readily available for use for general corporate purposes are classified as restricted cash.
In November 2016, the FASB issued authoritative guidance that requires, including on a retrospective basis, restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our adoption of this guidance in the first quarter of 2018 did not result in material changes to previously reported cash flows from operating, investing, or financing activities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of March 31, 2018 and 2017, and December 31, 2017 and 2016:

	March 31, 2018			December 31, 2017			March 31, 2017			December 31, 2016
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents(a)	$30	$3	$3	$10	$—	$—	$8	$—	$—	$9	$—	$—
Restricted cash included in “Other current assets”	12	4	5	21	5	6	19	4	5	20	4	6
Restricted cash included in “Other assets”	44	—	44	35	—	35	23	—	23	22	—	22
Restricted cash included in “Nuclear decommissioning trust fund”	3	3	(b)	2	2	(b)	1	1	(b)	1	1	(b)
Total cash, cash equivalents, and restricted cash(c)	$89	$10	$52	$68	$7	$41	$51	$5	$28	$52	$5	$28

(a)	As presented on the balance sheet.

(b)	Not applicable.

(c)	As presented on the statement of cash flows.
Restricted cash included in Ameren’s other current assets primarily represents participant funds from Ameren (parent)’s DRPlus and funds held by an irrevocable Voluntary Employee Beneficiary Association trust which provides health care benefits for active employees. Restricted cash included in Ameren Missouri’s and Ameren Illinois’ other current assets primarily represents funds held by the trust.
Restricted cash included in Ameren’s and Ameren Illinois’ other assets primarily represents amounts in a trust fund restricted for the use of funding certain asbestos-related claims and amounts collected under a cost recovery rider which are restricted for use in the procurement of renewable energy credits.
Supplemental Cash Flow Information
The following table provides noncash investing activity excluded from the statements of cash flows for the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
	Ameren(a)	Ameren Missouri	Ameren Illinois	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures	$202	$73	$114	$164	$50	$74
Accrued nuclear fuel expenditures	(b)	(b)	(c)	13	13	(c)
Net realized gain – nuclear decommissioning trust fund	(b)	(b)	(c)	4	4	(c)
Net unrealized gain (loss) – nuclear decommissioning trust fund	(11)	(11)	(c)	19	19	(c)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Less than $1 million.

(c)	Not applicable.
Accounts Receivable
"Accounts receivable – trade" on Ameren's and Ameren Illinois' balance sheet includes certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2018, and December 31, 2017, "Other current liabilities" on Ameren's and Ameren Illinois' balance sheet included payables for purchased receivables of $33 million and $31 million, respectively.
For the three months ended March 31, 2018 and 2017, the Ameren Companies recorded immaterial expense related to doubtful accounts.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2018:

	Ameren Missouri		Ameren Illinois(a)	Ameren
Balance at December 31, 2017	$640	(b)	$4	$644	(b)
Liabilities settled	(c)		(c)	(c)
Accretion(d)	7		(c)	7
Change in estimates(e)	(9)		—	(9)
Balance at March 31, 2018	$638	(b)	$4	$642	(b)

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Balance included $6 million in “Other current liabilities” on the balance sheet as of both December 31, 2017, and March 31, 2018, respectively.

(c)	Less than $1 million.

(d)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

(e)	Ameren Missouri changed its fair value estimate primarily due to a reduction in the cost estimate for closure of certain CCR storage facilities.
Company-owned Life Insurance
Company-owned life insurance is recorded at the net cash surrender value, which is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2018, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $251 million and $120 million, respectively, while total borrowings against the policies were $111 million at both Ameren and Ameren Illinois. As of December 31, 2017, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $265 million and $129 million, respectively, while total borrowings against the policies were $120 million at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies, and consequently present the net asset in “Other assets” on their respective balance sheets.
Stock-based Compensation
A summary of nonvested performance share units and restricted stock units at March 31, 2018, and changes during the three months ended March 31, 2018, under the 2014 Incentive Plan are presented below:

	Performance Share Units		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2018(a)	895,489	$52.28	—	$—
Granted	298,774	62.88	181,145	57.62
Forfeitures	(37,337)	46.08	(643)	58.99
Undistributed vested units(b)	(72,392)	53.50	(6,458)	58.99
Earned and vested	(176,043)	52.88	—	—
Nonvested at March 31, 2018(c)	908,491	$55.81	174,044	$57.56

(a)	Excludes 712,572 of undistributed vested performance share units.

(b)
Undistributed vested units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For undistributed vested performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

(c)	Excludes 403,584 undistributed vested performance share units and 6,458 undistributed vested restricted stock units.
Performance Share Units
A performance share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date. In the event of a participant’s death or retirement, awards vest on a pro rata basis. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. The payout date of the awards is approximately 38 months after the grant date.
The fair value of each performance share unit granted in 2018 was determined to be $62.88, which was based on Ameren’s closing common share price of $58.99 at December 31, 2017, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period beginning January 1, 2018, relative to the designated peer group. The simulations can produce a greater fair value for the performance share unit than the December 31 applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.98% and volatility of 15% to 23% for the peer group.
Restricted Stock Units
Restricted stock units vest and entitle an employee to receive shares of Ameren common stock (plus accumulated dividends) if the individual remains employed with Ameren through the payment date of the awards. Generally, in the event of a participant’s death or retirement, awards vest on a pro rata basis. The payout date of the awards is approximately 38 months after the grant date. The fair value of each restricted stock unit is determined by Ameren’s closing common share price on the date the restricted stock unit is granted.
Deferred Compensation
As of March 31, 2018, and December 31, 2017, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $84 million and $86 million, respectively, recorded at the present value of future benefits to be paid.
Operating Revenues
In the first quarter of 2018, we adopted authoritative accounting guidance related to revenue from contracts with customers using the full retrospective method, with no material changes to the amount or timing of revenue recognition. We record revenues from contracts with customers for various electric and natural gas services, which primarily consist of retail distribution, electric transmission, and off-system arrangements. When more than one performance obligation exists in a contract, the consideration under the contract is allocated to the performance obligations based on the relative standalone selling price.
Electric and natural gas retail distribution revenues are earned when the commodity is delivered to our customers. We accrue an estimate of electric and natural gas retail distribution revenues for service provided but unbilled at the end of each accounting period.
Electric transmission revenues are earned as electric transmission services are provided.
Off-system revenues are primarily comprised of MISO revenues and wholesale bilateral revenues. MISO revenues include the sale of electricity, capacity, and ancillary services. MISO-related electricity revenues are earned as electricity is delivered. MISO-related capacity and ancillary service revenues are earned as services are provided. Wholesale bilateral revenues include the sale of electricity and capacity. Wholesale bilateral electricity revenues are earned as electricity is delivered. Wholesale bilateral capacity revenues are earned as services are provided.
Retail distribution, electric transmission, and off-system revenues, including each respective underlying component described above, represent a series of goods or services that are substantially the same and have the same pattern of transfer over time to our customers. Revenues from contracts with customers is equal to the amounts billed and our estimate of electric and natural gas retail distribution services provided but unbilled at the end of each accounting period. Revenues are billed at least monthly, and payments are due less than one month after services are provided.
The Ameren Companies have elected the optional exemption to exclude disclosure related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. As of March 31, 2018 and 2017, our remaining performance obligations were immaterial. See Note 12 – Segment Information for disaggregated revenue information.
For certain regulatory recovery mechanisms that are alternative revenue programs, rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, MEEIA, and VBA. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers certain excise taxes that are levied on the sale or distribution of natural gas and electricity. Excise taxes are levied on Ameren Missouri’s electric and natural gas businesses and on Ameren Illinois’ natural gas business. They are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income. Excise taxes for electric service in Illinois are levied on customers and are therefore not included in Ameren Illinois’ revenues and expenses. The following table presents the excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” for the three months ended March 31, 2018 and 2017:

	Three Months
	2018	2017
Ameren Missouri	$34	$31
Ameren Illinois	22	19
Ameren	$56	$50
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2018 and 2017. The assumed settlement of dilutive performance share units had an immaterial impact on earnings per share. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2018 and 2017.
Accounting and Reporting Developments
In the first quarter of 2018, the Ameren Companies adopted authoritative accounting guidance on various topics. See the Operating Revenues section above for more information on our adoption of the guidance on revenue from contracts with customers. See Note 11 – Retirement Benefits for more information on our adoption of the guidance on the presentation of net periodic pension and postretirement benefit cost. See the Cash, Cash Equivalents, and Restricted Cash section above for more information on our adoption of the guidance on restricted cash. Our adoption of the guidance on the recognition and measurement of financial assets and financial liabilities did not have a material impact on our results of operations or financial position.
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards relating to leases, the measurement of credit losses on financial instruments, and the reclassification of certain tax effects from accumulated OCI.
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
Missouri
MoPSC Federal Income Tax Proceedings
In February 2018, the MoPSC initiated proceedings to investigate how the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA should be reflected in rates paid by customers of Missouri’s regulated utilities, including rates paid by electric and natural gas customers of Ameren Missouri. As of March 31, 2018, Ameren Missouri recorded an immaterial decrease in revenues as a regulatory liability for a potential reduction in customer rates. The MoPSC is under no deadline to issue an order in these proceedings.
MEEIA
The MEEIA 2016 program provided Ameren Missouri with a performance incentive to earn additional revenues by achieving certain customer energy-efficiency goals, including $27 million if 100% of the goals were achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceeded those goals. In September 2017, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the first year of the MEEIA 2016 programs. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized $5 million of revenues in the first quarter of 2018 relating to the MEEIA 2016 performance incentive.
Illinois
Electric Distribution Service Rates
Under a formula ratemaking framework effective through 2022, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity. The formula ratemaking framework qualifies as an alternative revenue program under GAAP. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC. As of March 31, 2018, Ameren Illinois had recorded regulatory assets of $52 million to reflect its 2017 revenue requirement reconciliation adjustment, which was included in the April 2018 formula rate update discussed below, and $19 million for the approved 2016 revenue requirement reconciliation adjustment, each with interest. As of March 31, 2018, Ameren Illinois had recorded a regulatory asset of $42 million to reflect the difference between Ameren Illinois’ estimate of its 2018 revenue requirement and the revenue requirement reflected in customer rates, including interest.
In April 2018, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This update reflects an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018, an increase to include the 2017 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2018, consistent with the ICC’s December 2017 annual update filing order. An ICC decision regarding the revenue requirement to be used for customer rates in 2019 is expected by December 2018.
Income Tax Regulatory Mechanisms
In February 2018, the ICC granted Ameren Illinois’ request, filed in January 2018, to establish a rider to reduce Ameren Illinois’ electric distribution customer rates for the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes, net of the increase in state income taxes enacted in July 2017. Ameren Illinois' electric distribution customer rates were reduced through the rider beginning in the first quarter of 2018. The estimated reduction of $50 million per year will continue through 2019, as base rates will reflect the current income tax rates starting in 2020.
In April 2018, the ICC approved a rider for the net amount of the difference between revenues billed under natural gas rates in effect, pursuant to Ameren Illinois’ most recent natural gas rate order, and the revenues that would have been billed had the state and federal tax rate changes discussed above been in effect. The rider required Ameren Illinois to record this regulatory liability beginning January 25, 2018. The rider calculates such differences by evaluating the return of excess deferred taxes and income taxes included in the revenue requirement prior to the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the increase in state income taxes enacted in July 2017. Ameren Illinois’ natural gas customer rates were reduced through the rider beginning in May 2018, with an estimated reduction of up to $16 million reflected over a one-year period. As of March 31, 2018, Ameren Illinois recorded an immaterial reduction in revenues as a regulatory liability for an anticipated reduction in customer rates.
2018 Natural Gas Delivery Service Regulatory Rate Review
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service by $49 million. In the second quarter of 2018, Ameren Illinois and the ICC staff entered into agreements to use a 9.87% return on common equity and a capital structure composed of up to and including 50% common equity in this regulatory rate review. The return on common equity and the common equity ratio are subject to ICC approval. The impact of a 9.87% return on common equity would lower the requested annual natural gas rate increase to an estimated $44 million, which includes an estimated $42 million of annual rates that would otherwise be recovered under the QIP rider. This estimated increase in annual rates includes a capital structure composed of 50% common equity and a rate base of $1.6 billion. It also reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017. In an attempt to reduce regulatory lag, Ameren Illinois used a 2019 future test year in this proceeding.
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
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, effective since September 2016. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in a separate case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. Ameren is unable to predict the impact of the outcome of the United States Court of Appeals for the District of Columbia Circuit’s remand on the MISO FERC complaint cases at this time. As the FERC is under no deadline to issue a final order, the timing of the issuance of the final order in the February 2015 complaint case is uncertain.
In September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. The MISO transmission owners maintain that the February 2015 complaint was predicated on the now superseded 12.38% allowed base return on common equity and is therefore inapplicable given the current 10.32% allowed base return on common equity. The MISO transmission owners further maintain that the current 10.32% allowed base return on common equity has not been proven to be unjust and unreasonable based on information provided, including the base return on common equity methodology ranges set forth in the February 2015 complaint case and in the initial decision issued by an administrative law judge in June 2016. Additionally, the MISO transmission owners maintain that the February 2015 complaint should be dismissed because the approach utilized in the case to assert that a return on common equity was unjust and unreasonable was insufficient. That same approach was rejected by the United States Court of Appeals for the District of Columbia Circuit, as discussed above. The FERC is under no deadline to issue an order on this motion.
As of March 31, 2018, Ameren and Ameren Illinois had recorded current regulatory liabilities of $42 million and $25 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
FERC Federal Income Tax Proceeding
In March 2018, the FERC granted a request filed in February 2018 by MISO transmission owners with forward-looking rate formulas, which included Ameren Illinois and ATXI, to allow revisions to their 2018 electric transmission rates to reflect the effect of the reduction in federal income taxes enacted under the TCJA. Ameren Illinois and ATXI’s 2018 electric transmission rates have been reduced by $27 million and $23 million, respectively.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a description of our indebtedness provisions and other covenants as well as a description of money pool arrangements.
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire in December 2021, were not utilized for direct borrowings during the three months ended March 31, 2018, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding, letters of credit issued under the Credit Agreements, and cash on hand, the aggregate amount of credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at March 31, 2018, was $1.2 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2018. As of March 31, 2018, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 54%, 50%, and 48% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2018, and December 31, 2017:

	2018	2017
Ameren (parent)	$454	$383
Ameren Missouri	282	39
Ameren Illinois	224	62
Ameren Consolidated	$960	$484

The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the three months ended March 31, 2018 and 2017:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2018
Average daily commercial paper outstanding at par value	$378	$213	$137	$728
Weighted-average interest rate	1.90%	1.88%	1.96%	1.90%
Peak commercial paper during period at par value(a)	$454	$282	$238	$960
Peak interest rate	2.35%	2.40%	2.55%	2.55%
2017
Average daily commercial paper outstanding at par value	$682	$4	$50	$736
Weighted-average interest rate	1.07%	0.93%	0.95%	1.06%
Peak commercial paper during period at par value(a)	$810	$45	$74	$914
Peak interest rate	1.30%	1.15%	1.15%	1.30%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren Consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three months ended March 31, 2018 and 2017, was 1.90% and 1.01%, respectively. See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2018 and 2017.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
Under DRPlus and our 401(k) plan, Ameren issued a total of 0.3 million shares of common stock and received $17 million for the three months ended March 31, 2018. In addition, Ameren issued 0.7 million shares of common stock valued at $35 million upon the vesting of stock-based compensation. Ameren did not issue any common stock during the first three months of 2017. Ameren Missouri and Ameren Illinois did not issue any common stock during the first three months of 2018 or 2017.
Ameren Missouri
In April 2018, Ameren Missouri issued $425 million of 4.00% first mortgage bonds due April 2048, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2018. Ameren Missouri received proceeds of $419 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $179 million of its 6.00% senior secured notes that matured April 1, 2018.
Ameren Illinois
In April 2018, Ameren Illinois repaid $144 million of its 6.25% senior secured notes that matured April 1, 2018.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants as well as restrictions on the payment of dividends. At March 31, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At March 31, 2018, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2018 and 2017:

	Three Months
	2018		2017
Ameren:(a)
Other Income, Net
Allowance for equity funds used during construction	$5		$6
Interest income on industrial development revenue bonds	6		7
Interest income	2		2
Non-service cost components of net periodic benefit income	16	(b)	12
Other income	1		—
Donations	(5)		(5)
Other expense	(2)		(4)
Total Other Income, Net	$23		$18
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$4		$5
Interest income on industrial development revenue bonds	6		7
Non-service cost components of net periodic benefit income	5	(b)	6
Other income	1		—
Donations	(1)		—
Other expense	(2)		(2)
Total Other Income, Net	$13		$16
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$1		$1
Interest income	2		2
Non-service cost components of net periodic benefit income	7		3
Donations	(4)		(4)
Other expense	—		(2)
Total Other Income, Net	$6		$—

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)
For the three months ended March 31, 2018, the non-service cost components of net periodic benefit income were partially offset by a $4 million deferral due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas and power, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:

•	an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;

•	market values of natural gas inventories that differ from the cost of those commodities in inventory; and

•	actual cash outlays for the purchase of these commodities that differ from anticipated cash outlays.
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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2018, and December 31, 2017. As of March 31, 2018, these contracts extended through October 2019, March 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	2018			2017
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	27	(b)	27	28	(b)	28
Natural gas (in mmbtu)	25	144	169	24	139	163
Power (in megawatthours)	2	9	11	3	9	12

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2018, and December 31, 2017, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2018, and December 31, 2017:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2018
Fuel oils	Other current assets	$6	$—	$6
	Other assets	2	—	2
Natural gas	Other assets	—	1	1
Power	Other current assets	4	—	4
	Other assets	1	—	1
	Total assets (a)	$13	$1	$14
Natural gas	Other current liabilities	$5	$13	$18
	Other deferred credits and liabilities	4	16	20
Power	Other current liabilities	1	14	15
	Other deferred credits and liabilities	—	177	177
	Total liabilities (b)	$10	$220	$230
2017
Fuel oils	Other current assets	$5	$—	$5
	Other assets	2	—	2
Natural gas	Other assets	1	—	1
Power	Other current assets	9	—	9
	Total assets (a)	$17	$—	$17
Natural gas	Other current liabilities	$5	$12	$17
	Other deferred credits and liabilities	3	10	13
Power	Other current liabilities	1	13	14
	Other deferred credits and liabilities	—	182	182
	Total liabilities (b)	$9	$217	$226

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	The cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2018, and December 31, 2017.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of March 31, 2018, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on March 31, 2018, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$55	$5	$44
Ameren Illinois	50	—	44
Ameren	$105	$5	$88

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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

We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2018 or 2017. At March 31, 2018, and December 31, 2017, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$6	$—	$2	$8
	Natural gas	—	1	—	1
	Power	—	—	5	5
	Total derivative assets – commodity contracts	$6	$1	$7	$14
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$464	$—	$—	$464
	Debt securities:
	U.S. treasury and agency securities	—	118	—	118
	Corporate bonds	—	80	—	80
	Other	—	32	—	32
	Total nuclear decommissioning trust fund	$464	$230	$—	$694	(b)
	Total Ameren	$470	$231	$7	$708
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$6	$—	$2	$8
	Power	—	—	5	5
	Total derivative assets – commodity contracts	$6	$—	$7	$13
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$464	$—	$—	$464
	Debt securities:
	U.S. treasury and agency securities	—	118	—	118
	Corporate bonds	—	80	—	80
	Other	—	32	—	32
	Total nuclear decommissioning trust fund	$464	$230	$—	$694	(b)
	Total Ameren Missouri	$470	$230	$7	$707
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$—	$1
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$32	$6	$38
	Power	—	—	192	192
	Total Ameren	$—	$32	$198	$230
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$9	$—	$9
	Power	—	—	1	1
	Total Ameren Missouri	$—	$9	$1	$10
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$23	$6	$29
	Power	—	—	191	191
	Total Ameren Illinois	$—	$23	$197	$220

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $4 million of cash and cash equivalents, receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$4	$—	$3	$7
	Natural gas	—	—	1	1
	Power	—	1	8	9
	Total derivative assets – commodity contracts	$4	$1	$12	$17
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$468	$—	$—	$468
	Debt securities:
	U.S. treasury and agency securities	—	125	—	125
	Corporate bonds	—	82	—	82
	Other	—	25	—	25
	Total nuclear decommissioning trust fund	$468	$232	$—	$700	(b)
	Total Ameren	$472	$233	$12	$717
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$4	$—	$3	$7
	Natural gas	—	—	1	1
	Power	—	1	8	9
	Total derivative assets – commodity contracts	$4	$1	$12	$17
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$468	$—	$—	$468
	Debt securities:
	U.S. treasury and agency securities	—	125	—	125
	Corporate bonds	—	82	—	82
	Other	—	25	—	25
	Total nuclear decommissioning trust fund	$468	$232	$—	$700	(b)
	Total Ameren Missouri	$472	$233	$12	$717
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$25	$4	$30
	Power	—	—	196	196
	Total Ameren	$1	$25	$200	$226
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Natural gas	$—	$7	$1	$8
	Power	—	—	1	1
	Total Ameren Missouri	$—	$7	$2	$9
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$18	$3	$22
	Power	—	—	195	195
	Total Ameren Illinois	$1	$18	$198	$217

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $4 million of cash and cash equivalents, receivables, payables, and accrued income, net.
All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three months ended March 31, 2018 and 2017, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils and natural gas were immaterial.

The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31, 2018
Beginning balance at January 1, 2018	$7	$(195)	$(188)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(2)	1	(1)
Settlements	(1)	3	2
Ending balance at March 31, 2018	$4	$(191)	$(187)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2018	$(1)	$1	$—
For the three months ended March 31, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	—	(10)	(10)
Settlements	(3)	1	(2)
Ending balance at March 31, 2017	$4	$(194)	$(190)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2017	$—	$(11)	$(11)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three months ended March 31, 2018 and 2017, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2018, and December 31, 2017:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2018
	Fuel oils	$2	$—	Option model	Volatilities(%)(b)	21 – 33	24
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.12 – 0.91	0.49
					Ameren Missouri credit risk(%)(c)(d)	0.35	(e)
	Natural gas	—	(6)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.40) – (0.10)	(1)
					Ameren Illinois credit risk (%)(c)(d)	0.35	(e)
	Power(f)	5	(192)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	22 – 37	31
					Estimated auction price for FTRs ($/MW)(b)	(479) – 1,608	58
					Nodal basis ($/MWh)(g)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.92	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.35	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(h)	4	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
2017
	Fuel oils	$3	$—	Option model	Volatilities (%)(b)	20 – 26	22
				Discounted cash flow	Counterparty credit risk (%)(c)(d)	0.12 – 0.72	0.41
					Ameren Missouri credit risk (%)(c)(d)	0.37	(e)
	Natural gas	1	(4)	Option model	Volatilities (%)(b)	26 – 46	37
					Nodal basis ($/mmbtu)(b)	(0.50) – (0.30)	(0.40)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.20) – 0.10	(1)
					Counterparty credit risk (%)(c)(d)	0.37 – 0.92	0.53
					Ameren credit risk (%)(c)(d)	0.37	(e)
	Power(f)	8	(196)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	24 – 46	28
					Estimated auction price for FTRs ($/MW)(b)	(65) – 1,823	251
					Nodal basis ($/MWh)(g)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.28	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(h)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

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

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2018, and December 31, 2017:

	March 31, 2018
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$89		$89	$—	$—		$89
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	960		—	960	—		960
Long-term debt (including current portion)(a)	7,936	(b)	—	7,820	439	(c)	8,259
Preferred stock(d)	142		—	130	—		130
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$10		$10	$—	$—		$10
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	282		—	282	—		282
Long-term debt (including current portion)(a)	3,962	(b)	—	4,201	—		4,201
Preferred stock	80		—	78	—		78
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$52		$52	$—	$—		$52
Short-term debt	224		—	224	—		224
Long-term debt (including current portion)	2,830	(b)	—	2,928	—		2,928
Preferred stock	62		—	52	—		52
	December 31, 2017
Ameren:
Cash, cash equivalents, and restricted cash	$68		$68	$—	$—		$68
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	484		—	484	—		484
Long-term debt (including current portion)(a)	7,935	(b)	—	8,531	—		8,531
Preferred stock(c)	142		—	131	—		131
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	39		—	39	—		39
Long-term debt (including current portion)(a)	3,961	(b)	—	4,348	—		4,348
Preferred stock	80		—	80	—		80
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$41		$41	$—	$—		$41
Short-term debt	62		—	62	—		62
Long-term debt (including current portion)	2,830	(b)	—	3,028	—		3,028
Preferred stock	62		—	51	—		51

(a)
Ameren and Ameren Missouri have investments in industrial revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the capital lease obligation for CTs leased from the city of Bowling Green and Audrain County. As of March 31, 2018 and December 31, 2017, the carrying amount of both the investments in industrial revenue bonds and the capital lease obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $49 million, $20 million, and $24 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2018. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $50 million, $20 million, and $24 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2017.

(c)
The Level 3 fair value amount consists of ATXI’s senior unsecured notes. For the three months ended March 31, 2018, the amount was transferred to Level 3 because inputs to the valuation model became unobservable during the period.

(d)	Preferred stock is recorded in “Noncontrolling Interests” on the consolidated balance sheet.
NOTE 8 – RELATED-PARTY TRANSACTIONS
In the normal course of business, the Ameren Companies engage in affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. For a discussion of our material related-party agreements and money pool arrangements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K.

Electric Power Supply Agreement
In April 2018, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2018, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 110,000 megawatthours at an average price of $32 per megawatthour during the period of June 2019 through September 2020.
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2018 and 2017:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2018		$3	$	(a)
agreements with Ameren Illinois		2017		11		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		5		1
rent and facility services		2017		7		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		(b)		(b)
miscellaneous support services		2017		(b)		(b)
Total Operating Revenues		2018		$8		$1
		2017		18		1
Ameren Illinois power supply	Purchased Power	2018	$	(a)		$3
agreements with Ameren Missouri		2017		(a)		11
Ameren Illinois transmission	Purchased Power	2018		(a)		(b)
services with ATXI		2017		(a)		(b)
Total Purchased Power		2018	$	(a)		$3
		2017		(a)		11
Ameren Services support services	Other Operations and Maintenance	2018		$33		$30
agreement		2017		35		32
Money pool borrowings (advances)	Interest Charges/ Other Income, Net	2018	$	(b)	$	(b)
		2017		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 13 – Related-party Transactions, and Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K. See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 8 – Related-party Transactions, and Note 10 – Callaway Energy Center of this report.
Other Obligations
In April 2018, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 2021. In the April 2018 procurement event, Ameren Illinois contracted to purchase 3,956,200 megawatthours of energy products for $112 million from June 2018 through May 2021. See Note 8 – Related-party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of the April procurement event.
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. At March 31, 2018, total obligations related to commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $2,154 million, $1,509 million, and $627 million, respectively.

In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The above amounts reflect Ameren Illinois’ commitment of approximately $10 million through May 2018.
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
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2017, Ameren Missouri’s fossil fuel-fired energy centers represented 17% and 33% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
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
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and proposed regulation amendments, including to the effluent limitation guidelines and the CCR rule, which could ultimately result in the revision of all or part of such rules.
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
Clean Water Act
In 2014, the EPA issued its final rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. The rule will be implemented between 2018 and 2023, during the permit renewal process of each energy center’s water discharge permit.
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
CCR Management
In 2015, the EPA issued regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In September 2017, the EPA granted petitions filed on behalf of coal-fired electricity generators in which the EPA agreed to reconsider certain provisions of the CCR rules. In March 2018, the EPA issued proposed revisions to the CCR Rule that, if finalized, would allow state agencies greater flexibility in establishing state CCR programs. We cannot predict the outcome of the EPA’s proposed revisions or the requirements of state programs if the proposed revisions are adopted. Ameren and Ameren Missouri have AROs of $141 million recorded on their respective balance sheets as of March 31, 2018, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2024. Ameren Missouri estimates it will need to make capital expenditures of $300 million to $350 million from 2018 through 2022 to implement its CCR management compliance plan, which includes installation of dry ash handling systems and groundwater monitoring equipment.
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

As of March 31, 2018, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, which are in various stages of investigation, remediation, and closure. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of March 31, 2018, Ameren Illinois estimated the obligation related to these former MGP sites at $168 million to $240 million. Ameren and Ameren Illinois recorded a liability of $168 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2, located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies that former landfills and lagoons at those sites may contain soil and groundwater contamination. In 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. As of March 31, 2018, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
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
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. For the three months ended March 31, 2018, Ameren Missouri did not receive any such reimbursements. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel.
Supplier of Fuel Assemblies
The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. As part of its bankruptcy plan, Westinghouse filed a schedule of assumed contracts, which includes all current contracts between Westinghouse and Ameren Missouri, including the contract for fabrication of fuel assemblies for the Callaway energy center. In April 2018, the bankruptcy court approved Westinghouse’s bankruptcy plan, which included the assumption of Ameren Missouri’s contracts. At this time, Ameren and Ameren Missouri believe the remainder of the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement.

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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of March 31, 2018. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2018.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$450		$—
Pool participation	12,604	(a)	127	(b)
	$13,054	(c)	$127
Property damage:
NEIL and EMANI	$3,200	(d)	$27	(e)
Replacement power:
NEIL	$490	(f)	$7	(e)

(a)
Provided through mandatory participation in an industrywide retrospective premium assessment program. The maximum coverage available is dependent on the number of United States commercial reactors participating in the program.

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
NOTE 11 – RETIREMENT BENEFITS
In March 2017, the FASB issued authoritative guidance that requires an entity to report, including on a retrospective basis, the non-service cost or income components of net benefit cost separately from the service cost component and outside of operating income. The Ameren Companies’ adoption of this guidance in the first quarter of 2018 resulted in the reclassification from "Operating Expenses – Other operations and maintenance" to “Other Income, Net” of first quarter 2017 net benefit income of $12 million, $6 million, and $3 million on Ameren's, Ameren Missouri's, and Ameren Illinois' respective statements of income.
The guidance also requires an entity to capitalize only the service cost component as part of an asset, such as inventory or property, plant, and equipment, on a prospective basis. Previously, all of the net benefit cost components were eligible for capitalization. This change in the capitalization of net benefit costs is not expected to affect our ability to recover total net benefit cost through customer rates.
The following table presents the components of the net periodic benefit cost (income), prior to capitalization, incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2018	2017	2018	2017
Service cost(a)	$25	$23	$5	$5
Non-service cost components:
Interest cost	42	45	11	12
Expected return on plan assets	(69)	(66)	(19)	(19)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	16	14	—	(2)
Total non-service cost components(b)	(11)	(7)	(9)	(10)
Net periodic benefit cost (income)	$14	$16	$(4)	$(5)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)	2018 amounts and the non-capitalized portion of 2017’s non-service cost components, as discussed above, are reflected in “Other Income, Net” on Ameren’s statement of income.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of pension costs and the postretirement benefit costs (income) incurred for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2018	2017	2018	2017
Ameren Missouri(a)	$5	$6	$—	$(1)
Ameren Illinois	9	10	(4)	(4)
Ameren(a)	$14	$16	$(4)	$(5)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – SEGMENT INFORMATION
Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission is primarily composed of the aggregated electric transmission businesses of Ameren Illinois and ATXI. The category called Other primarily includes Ameren (parent) activities and Ameren Services.
Ameren Missouri has one segment. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. See Note 1 – Summary of Significant Accounting Policies for additional information regarding the operations of Ameren Missouri, Ameren Illinois, and ATXI.

Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois at each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2018 and 2017. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2018
External revenues	$784	$399	$311	$91		$—	$—	$1,585
Intersegment revenues	8	1	—	13		—	(22)	—
Net income attributable to Ameren common shareholders	38	33	42	37	(a)	1	—	151
Capital expenditures	249	122	60	145		7	(4)	579
2017
External revenues	$773	$384	$264	$96		$(2)	$—	$1,515
Intersegment revenues	18	1	—	6		—	(25)	—
Net income attributable to Ameren common shareholders	5	30	33	34	(a)	—	—	102
Capital expenditures	196	120	51	134		4	(1)	504

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
External revenues	$400	$311	$49	$—	$760
Intersegment revenues	—	—	13	(13)	—
Net income available to common shareholder	33	42	20	—	95
Capital expenditures	122	60	118	—	300
2017
External revenues	$385	$264	$54	$—	$703
Intersegment revenues	—	—	6	(6)	—
Net income available to common shareholder	30	33	16	—	79
Capital expenditures	120	51	56	—	227
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2018 and 2017. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Consolidated
2018
Residential	$332	$219	$—	$—	$—	$—	$551
Commercial	252	124	—	—	—	—	376
Industrial	61	35	—	—	—	—	96
Other	96	22	—	104	—	(22)	200
Total electric revenues	$741	$400	$—	$104	$—	$(22)	$1,223
Residential	$41	$—	$243	$—	$—	$—	$284
Commercial	16	—	67	—	—	—	83
Industrial	2	—	6	—	—	—	8
Other	(8)	—	(5)	—	—	—	(13)
Total gas revenues	$51	$—	$311	$—	$—	$—	$362
Total revenues(a)	$792	$400	$311	$104	$—	$(22)	$1,585
2017
Residential	$290	$219	$—	$—	$—	$—	$509
Commercial	232	133	—	—	—	—	365
Industrial	58	28	—	—	—	—	86
Other	167	5	—	102	(2)	(25)	247
Total electric revenues	$747	$385	$—	$102	$(2)	$(25)	$1,207
Residential	$30	$—	$203	$—	$—	$—	$233
Commercial	12	—	55	—	—	—	67
Industrial	1	—	3	—	—	—	4
Other	1	—	3	—	—	—	4
Total gas revenues	$44	$—	$264	$—	$—	$—	$308
Total revenues(b)	$791	$385	$264	$102	$(2)	$(25)	$1,515

(a)
Includes revenues from alternative revenue programs of $(4) million, $31 million, $(3) million, $(4) million, and $20 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Transmission, and Ameren, respectively. Also includes other revenues not from contracts with customers of $14 million, $10 million, $1 million, $- million, and $25 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Transmission, and Ameren, respectively.

(b)
Includes revenues from alternative revenue programs of $(7) million, $33 million, $11 million, $5 million, and $42 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Transmission, and Ameren, respectively. Also includes other revenues not from contracts with customers of $4 million,

$2 million, $1 million, $- million, and $7 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Transmission, and Ameren, respectively.
Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
Residential	$219	$243	$—	$—	$462
Commercial	124	67	—	—	191
Industrial	35	6	—	—	41
Other	22	(5)	62	(13)	66
Total revenues(a)	$400	$311	$62	$(13)	$760
2017
Residential	$219	$203	$—	$—	$422
Commercial	133	55	—	—	188
Industrial	28	3	—	—	31
Other	5	3	60	(6)	62
Total revenues(b)	$385	$264	$60	$(6)	$703

(a)
Includes revenues from alternative revenue programs of $31 million, $(3) million, $(4) million, and $24 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, and Ameren Illinois, respectively. Also includes other revenues not from contracts with customers of $10 million, $1 million, $- million, and $11 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Illinois Transmission, and Ameren Illinois, respectively.

(b)
Includes revenues from alternative revenue programs of $33 million, $11 million, $3 million, and $47 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, and Ameren Illinois, respectively. Also includes other revenues not from contracts with customers of $2 million, $1 million, $- million, and $3 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Illinois Transmission, and Ameren Illinois, respectively.

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
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise.

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

OVERVIEW
Net income attributable to Ameren common shareholders was $151 million in the three months ended March 31, 2018, compared with $102 million in the year-ago period. Net income in the three months ended March 31, 2018, compared to the year-ago period, was favorably affected by an increase in base rates and lower base level of expenses at Ameren Missouri, primarily pursuant to the MoPSC’s March 2017 electric rate order, and colder winter temperatures experienced in 2018. Earnings were also favorably affected by increased investments in infrastructure at the Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas segments, which reflects Ameren’s strategy to allocate incremental capital to those businesses. Net income was unfavorably affected in the three months ended March 31, 2018, compared to the year-ago period, by increased other operation and maintenance expenses and by increased depreciation and amortization expenses, both primarily at Ameren Missouri.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. In the first three months of 2018, Ameren continued to allocate significant amounts of capital to those businesses that are supported by constructive regulatory frameworks. It invested more than $325 million of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
Ameren Missouri is pursuing the acquisition of at least 700 megawatts of wind generation with multiple wind developers, which would allow Ameren Missouri to achieve compliance with Missouri’s renewable energy standards. MISO interconnection studies for possible wind generation sites have also begun. Ameren Missouri expects to file for certificates of convenience and necessity with the MoPSC for the ownership of at least 400 megawatts of wind generation by June 30, 2018. In addition, Ameren Missouri plans to request that the MoPSC authorize a RESRAM, which would allow Ameren Missouri to adjust customer rates on an annual basis without a traditional rate proceeding. The RESRAM is designed to mitigate the impacts of regulatory lag for investments in wind generation and other renewables by providing more timely recovery of costs and a greater opportunity for Ameren Missouri to earn its allowed return on investment.
Ameren Illinois invested approximately $180 million in electric distribution and natural gas infrastructure projects in the first three months of 2018. In April 2018, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This update reflects an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018, an increase to include the 2017 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2018. An ICC decision on the revenue requirement to be used for 2019 rates is expected by December 2018.
In the first three months of 2018, Ameren Transmission invested $145 million in FERC rate-regulated electric transmission projects, including the Illinois Rivers project, the Spoon River project, and Ameren Illinois’ transmission projects to maintain and improve reliability. ATXI’s Spoon River project, located in northwest Illinois, was placed in service in February 2018. ATXI’s construction activities for its Illinois Rivers project are continuing on schedule and are expected to be completed by the end of 2019. Related to ATXI’s Mark Twain project, the MoPSC issued a certificate of convenience and necessity in January 2018, and ATXI plans to begin construction in the second quarter of 2018 with completion of the project expected by the end of 2019.
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
Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the throughput disincentive, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional rate proceeding. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order.
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
The FEJA provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. The QIP rider provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
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
Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers. The FEJA also provides Ameren Illinois with cost recovery for renewable energy credit compliance and zero emission credits. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois’ electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois employs other cost recovery mechanisms for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expenses and costs of certain asbestos-related claims not recovered in base rates.
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
Earnings Summary

The following table presents a summary of Ameren's earnings for the three months ended March 31, 2018 and 2017:

	Three Months
	2018	2017
Net income attributable to Ameren common shareholders	$151	$102
Earnings per common share – basic and diluted	0.62	0.42
Net income attributable to Ameren common shareholders increased $49 million, or 20 cents per diluted share, in the three months ended March 31, 2018, compared with the year-ago period. The increase was primarily due to net income increases of $33 million, $9 million,

$3 million, and $3 million at Ameren Missouri, Ameren Illinois Natural Gas, Ameren Illinois Electric Distribution, and Ameren Transmission, respectively. Earnings per diluted share were favorably affected in the three months ended March 31, 2018, compared to the year-ago period by:

•
increased base rates and lower base level of expenses at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order, partially offset by a decrease in revenues for a potential reduction in customer rates related to income taxes (9 cents per share);

•	increased demand in 2018 at Ameren Missouri, primarily due to colder winter temperatures experienced in 2018 (8 cents per share);

•
decreased income tax expense at Ameren Illinois Natural Gas, primarily due to a lower federal statutory income tax rate, which will be largely offset by lower revenue from customers during the remainder of 2018 (2 cents per share); and

•
increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment, and increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent per share at each segment).

Earnings per diluted share were unfavorably affected in the three months ended March 31, 2018, compared to the year-ago period by:

•	increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri (3 cents per share); and

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri, resulting from additional electric property, plant, and equipment (2 cents per share).

The cents per share information presented is based on the weighted-average basic shares outstanding in the first quarter of 2017, and does not reflect any change in earnings per share resulting from dilution unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2018 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2018 and 2017:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2018:
Electric margins	$511	$263	$—	$104	$(6)	$872
Natural gas margins	27	—	164	—	—	191
Other operations and maintenance	(232)	(125)	(60)	(16)	2	(431)
Depreciation and amortization	(136)	(63)	(15)	(18)	(2)	(234)
Taxes other than income taxes	(80)	(17)	(23)	(1)	(4)	(125)
Other income, net	13	3	1	2	4	23
Interest charges	(51)	(18)	(10)	(19)	(3)	(101)
Income (taxes) benefit	(13)	(9)	(15)	(15)	10	(42)
Net income	39	34	42	37	1	153
Noncontrolling interests – preferred dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$38	$33	$42	$37	$1	$151
Three Months 2017:
Electric margins	$450	$278	$—	$102	$(9)	$821
Natural gas margins	24	—	154	—	—	178
Other operations and maintenance	(219)	(133)	(54)	(16)	4	(418)
Depreciation and amortization	(133)	(59)	(14)	(14)	(1)	(221)
Taxes other than income taxes	(75)	(18)	(21)	(1)	(3)	(118)
Other income (expense), net	16	1	(1)	—	2	18
Interest charges	(54)	(18)	(10)	(15)	(2)	(99)
Income (taxes) benefit	(3)	(20)	(21)	(22)	9	(57)
Net income	6	31	33	34	—	104
Noncontrolling interests – preferred dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$5	$30	$33	$34	$—	$102

Below is Ameren Illinois' table of income statement components by segment for the three months ended March 31, 2018 and 2017:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2018:
Electric and natural gas margins	$263	$164	$62	$489
Other operations and maintenance	(125)	(60)	(14)	(199)
Depreciation and amortization	(63)	(15)	(12)	(90)
Taxes other than income taxes	(17)	(23)	(1)	(41)
Other income, net	3	1	2	6
Interest charges	(18)	(10)	(9)	(37)
Income taxes	(9)	(15)	(8)	(32)
Net income	34	42	20	96
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$33	$42	$20	$95
Three Months 2017:
Electric and natural gas margins	$278	$154	$60	$492
Other operations and maintenance	(133)	(54)	(13)	(200)
Depreciation and amortization	(59)	(14)	(10)	(83)
Taxes other than income taxes	(18)	(21)	(1)	(40)
Other (expense), net	1	(1)	—	—
Interest charges	(18)	(10)	(9)	(37)
Income taxes	(20)	(21)	(11)	(52)
Net income	31	33	16	80
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$30	$33	$16	$79
Electric and Natural Gas Margins
The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2018, compared with the year-ago period. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$51	$—	$—	$—	$—	$51
Base rates (estimate)(c)	5	(7)	—	2	—	—
Recovery of power restoration efforts provided to other utilities	10	8	—	—	—	18
Sales volume (excluding the effect of weather)	(3)	—	—	—	—	(3)
MEEIA 2016 performance incentive	5	—	—	—	—	5
Off-system sales	(69)	—	—	—	—	(69)
Energy-efficiency program investments	—	2	—	—	—	2
Other	(9)	1	—	—	5	(3)
Cost recovery mechanisms – offset in fuel and purchased power(d)	(4)	27	—	—	—	23
Other cost recovery mechanisms(e)	8	(16)	—	—	—	(8)
Total electric revenue change	$(6)	$15	$—	$2	$5	$16
Fuel and purchased power change:
Energy costs (excluding the effect of weather)	$70	$—	$—	$—	$—	$70
Effect of weather (estimate)(b)	(15)	—	—	—	—	(15)
Effect of lower net energy costs included in base rates	9	—	—	—	—	9
Other	(1)	(3)	—	—	(2)	(6)
Cost recovery mechanisms – offset in electric revenue(d)	4	(27)	—	—	—	(23)
Total fuel and purchased power change	$67	$(30)	$—	$—	$(2)	$35
Net change in electric margins	$61	$(15)	$—	$2	$3	$51
Natural gas revenue change:
Effect of weather (estimate)(b)	$10	$—	$—	$—	$—	$10
QIP rider	—	—	4	—	—	4
Other	—	—	(1)	—	—	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(4)	—	37	—	—	33
Other cost recovery mechanisms(e)	1	—	7	—	—	8
Total natural gas revenue change	$7	$—	$47	$—	$—	$54
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(8)	$—	$—	$—	$—	$(8)
Cost recovery mechanisms – offset in natural gas revenue(d)	4	—	(37)	—	—	(33)
Total natural gas purchased for resale change	$(4)	$—	$(37)	$—	$—	$(41)
Net change in natural gas margins	$3	$—	$10	$—	$—	$13

(a)	Includes an increase in transmission margins of $2 million at Ameren Illinois.

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

(e)
Offsetting increases or decreases to expense are reflected in “Operating Expenses – Other operations and maintenance” or in “Operating Expenses – Taxes other than income taxes” on the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $51 million, or 6%, for the three months ended March 31, 2018, compared with the year-ago period, primarily because of increased margins at Ameren Missouri, partially offset by decreased margins at Ameren Illinois Electric Distribution. Ameren's natural gas margins increased $13 million, or 7%, for the three months ended March 31, 2018, compared with the year-ago period, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission's margins were comparable for the three months ended March 31, 2018, compared with the year-ago period.
Ameren Missouri
Ameren Missouri’s electric margins increased $61 million, or 14%, for the three months ended March 31, 2018, compared with the year-ago period. Ameren Missouri’s natural gas margins increased $3 million, or 13%, for the three months ended March 31, 2018, compared with the year-ago period, primarily due to colder winter temperatures as heating degree days increased 42%.
The following items had a favorable effect on Ameren Missouri's electric margins for the three months ended March 31, 2018, compared with the year-ago period:

•
Winter temperatures were colder for the three months ended March 31, 2018, compared with the year-ago period. The effect of weather increased margins an estimated $36 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$51 million) and the effect of weather (estimate) on fuel and purchased power (-$15 million) in the table above.

•
Higher electric base rates, as a result of the March 2017 electric rate order partially offset by decreased revenues for a potential reduction in customer rates related to the reduction in the federal statutory corporate income tax rate, increased margins an estimated $14 million. The net change in electric base rates is the sum of the change in base rates (estimate) (+$5 million) and the effect of lower net energy costs included in base rates (+$9 million) in the table above. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the decrease in revenues for a potential reduction in customer rates related to the decrease in the federal statutory corporate income tax rate.

•	The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts, which increased revenues $10 million.

•
The MEEIA 2016 performance incentive, which increased margins $5 million. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2016 performance incentive.

Ameren Missouri's electric margins were unfavorably affected by a 1% decrease of total retail sales volumes, excluding the estimated effect of weather, which decreased margins $3 million for the three months ended March 31, 2018, compared with the year-ago period, due to the effects of the MEEIA programs, partially offset by growth. The throughput disincentive recovery, as part of MEEIA 2016, ensures that electric margins are not affected by reduced sales volumes as a result of MEEIA programs. Lower sales volumes led to a decrease in net energy costs of $1 million. The change in net energy costs is the sum of the change in off-system sales (-$69 million) and the change in energy costs (excluding the effect of weather) (+$70 million) in the table above.
Ameren Illinois
Ameren Illinois' electric margins decreased $13 million, or 4%, for the three months ended March 31, 2018, compared with the year-ago period, driven by decreased margins at Ameren Illinois Electric Distribution. Ameren Illinois Natural Gas’ margins increased $10 million, or 6%, for the three months ended March 31, 2018, compared with the year-ago period, due to revenues from other cost recovery mechanisms, which increased margins $7 million, and increased QIP recoveries, which increased margins $4 million.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $15 million, or 5%, for the three months ended March 31, 2018, compared with the year-ago period.
The following items had an unfavorable effect on Ameren Illinois’ Electric Distribution’s margins for the three months ended March 31, 2018, compared with the year-ago period:

•
Revenues decreased $16 million primarily due to a decrease in customer energy-efficiency costs. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in customer energy-efficiency costs.

•	Revenues decreased due to lower recoverable expenses under formula ratemaking pursuant to the IEIMA, partially offset by increased rate base, which collectively decreased margins $7 million.

Ameren Illinois Electric Distribution’s margins were favorably affected by the recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts, which increased revenues $8 million for the three months ended March 31, 2018, compared with the year-ago period.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins were comparable for the three months ended March 31, 2018, compared with the year-ago period.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $13 million higher in the three months ended March 31, 2018, compared with the year-ago period, primarily due to the Ameren Missouri segment, as discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable in the three months ended March 31, 2018, with the year-ago period.
Ameren Missouri
Other operations and maintenance expenses were $13 million higher in the three months ended March 31, 2018, compared with the year-ago period. The following items increased other operations and maintenance expenses for the three months ended March 31, 2018, compared with the year-ago period:

•	Labor and benefit costs increased $7 million, primarily due to assistance provided to other utilities to aid in power restoration efforts.

•
Energy center maintenance costs, excluding refueling and maintenance outages costs at the Callaway energy center, increased $6 million, primarily due to higher-than-normal non-nuclear scheduled outage costs.

•	MEEIA customer energy-efficiency program costs increased $5 million.
Conversely, storm costs decreased $3 million in the three months ended March 31, 2018, compared with the year-ago period, primarily due to fewer storms in Ameren Missouri’s service territory.
Ameren Illinois
Other operations and maintenance expenses were comparable at Ameren Illinois and Ameren Illinois Transmission in the three months ended March 31, 2018, with the year-ago period, except as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $8 million in the three months ended March 31, 2018, compared with the year-ago period, primarily because of a $16 million decrease in customer energy-efficiency costs, which was partially offset by an $8 million increase in labor and benefit costs primarily due to assistance provided to other utilities to aid in power restoration efforts.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $6 million in the three months ended March 31, 2018, compared with the year-ago period, primarily because of increased bad debt, customer energy-efficiency, and environmental remediation costs.
Depreciation and Amortization
Depreciation and amortization expenses increased $13 million, $4 million, $3 million, and $7 million in the three months ended March 31, 2018, compared with the year-ago period, at Ameren, Ameren Transmission, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $7 million at Ameren in the three months ended March 31, 2018, compared with the year-ago period, primarily because of higher gross receipts taxes at Ameren Missouri, resulting from an increase in revenue subject to gross receipts taxes.

Other Income, Net
Ameren
Other income, net, increased $5 million in the three months ended March 31, 2018, compared with the year-ago period, as discussed below. See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information.
Ameren Transmission
Other income, net, was comparable in the three months ended March 31, 2018, with the year-ago period.
Ameren Missouri
Other income, net, decreased $3 million in the three months ended March 31, 2018, compared with the year-ago period, primarily because of a decrease in the allowance for equity funds used during construction, along with an increase in donations.
Ameren Illinois
Other income, net, increased $6 million in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the impacts resulting from the adoption of authoritative accounting guidance at each Ameren Illinois segment related to net periodic pension and postretirement benefit cost. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for additional information.
Interest Charges
Ameren
Interest charges were comparable in the three months ended March 31, 2018, with the year-ago period at Ameren and each of its segments, except as discussed below.
Ameren Transmission
Interest charges increased $4 million in the three months ended March 31, 2018, compared with the year-ago period, primarily because of an increase in average outstanding debt at ATXI.
Ameren Missouri
Interest charges decreased $3 million in the three months ended March 31, 2018, primarily because of a decrease in the average interest rate of long-term debt.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2018 and 2017:

	Three Months(a)
	2018	2017
Ameren	22%	35%
Ameren Missouri	25%	38%
Ameren Illinois	25%	39%
Ameren Illinois Electric Distribution	22%	40%
Ameren Illinois Natural Gas	26%	39%
Ameren Illinois Transmission	28%	39%
Ameren Transmission	28%	39%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2018 and 2017.
Ameren
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, because of the decrease in the federal statutory corporate income tax rate along with Ameren Illinois Electric Distribution’s amortization of excess deferred taxes and higher benefits related to stock-based compensation in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year period.

Ameren Transmission
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the decrease in the federal statutory corporate income tax rate in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
Ameren Missouri
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the decrease in the federal statutory corporate income tax rate in the current year.
Ameren Illinois
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period at Ameren Illinois and each of its segments, as discussed below.
Ameren Illinois Electric Distribution
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the decrease in the federal statutory corporate income tax rate and amortization of excess deferred taxes in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
Ameren Illinois Natural Gas
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the decrease in the federal statutory corporate income tax rate in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
Ameren Illinois Transmission
The effective income tax rate was lower in the three months ended March 31, 2018, compared with the year-ago period, primarily because of the decrease in the federal statutory corporate income tax rate in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings to support operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). The TCJA will benefit customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which had the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is expected to be a decrease in operating cash flows. The decrease in operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. We also expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, beginning in the first quarter of 2018, Ameren began to use newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, we may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking environments.

The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2018, for the Ameren Companies. The working capital deficit as of March 31, 2018, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.2 billion of liquidity at March 31, 2018.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018 and 2017:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2018	2017	Variance	2018	2017	Variance	2018	2017	Variance
Ameren(a)	$258	$331	$(73)	$(597)	$(539)	$(58)	$360	$207	$153
Ameren Missouri	76	93	(17)	(265)	(68)	(197)	192	(25)	217
Ameren Illinois	130	212	(82)	(300)	(227)	(73)	181	15	166

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
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
Ameren
Ameren’s cash from operating activities decreased $73 million in the first three months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•	A $36 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event with funds previously collected from Ameren Illinois customers.

•	A $35 million decrease related to Ameren Illinois’ customer energy-efficiency program recovery mechanisms.

•	A $13 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•	A $12 million decrease related to coal inventory at Ameren Missouri resulting from decreased consumption levels, compared with the year-ago period.

•	A $10 million increase in interest payments, primarily due to an increase in the average outstanding debt balance at ATXI.

•
A $10 million decrease in recoveries associated with Ameren Illinois’ IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	A net $8 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	An $8 million decrease related to transmission service costs for Ameren Illinois’ electric distribution customers.
The following items partially offset the decrease in Ameren's cash from operating activities between periods:

•	The absence of $21 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	A $12 million increase in natural gas commodity costs collected from Ameren Illinois customers under the PGA.

•	A $12 million decrease in the cost of natural gas held in storage at Ameren Illinois caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A $9 million increase at Ameren Illinois related to renewable energy credit compliance pursuant to the FEJA.

•	An $8 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $17 million in the first three months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•	A $13 million decrease in net energy costs collected from customers under the FAC.

•	A $12 million increase related to coal inventory resulting from decreased consumption levels as compared with the year-ago period.

•	An $11 million decrease related to the timing of payments to affiliates.

•	A net $5 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.
The decrease in Ameren Missouri’s cash from operating activities between periods was partially offset by a $31 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $82 million in the first three months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•	A $36 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event with funds previously collected from customers.

•	A $35 million increase in expenditures for customer energy-efficiency programs compared with amounts collected from customers.

•	A $34 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $20 million increase in income tax payments to Ameren (parent) pursuant to the tax allocation agreement resulting primarily from the timing of payments.

•
A $10 million decrease in recoveries associated with IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	An $8 million decrease related to transmission service costs for electric distribution customers.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	The absence of $17 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	A $12 million increase in natural gas commodity costs collected from customers under the PGA.

•	An $11 million decrease in the cost of natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A $9 million increase related to renewable energy credit compliance pursuant to the FEJA.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased by $58 million in the first three months of 2018, compared with the year-ago period, primarily as a result of increased capital expenditures of $75 million, partially offset by a decrease of $15 million in nuclear fuel expenditures. Increased capital expenditures at Ameren Missouri and Ameren Illinois, discussed below, were partially offset by a $51 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Illinois Rivers and Spoon River projects. The Spoon River project was placed in service in February 2018.
Ameren Missouri’s cash used in investing activities increased by $197 million between periods, primarily due to net money pool advances. In the first three months of 2018, Ameren Missouri did not have any money pool activity, compared with $161 million in returns of net money pool advances received during the same period in 2017. Additionally, capital expenditures increased $53 million between periods primarily related to energy center projects, electric distribution system reliability, and investments in software.
Ameren Illinois’ cash used in investing activities increased by $73 million between periods due to an increase in capital expenditures of $73 million primarily related to electric transmission system reliability projects, substation upgrades, and updates to natural gas main infrastructure.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased by $153 million during the first three months of 2018, compared to the year-ago period. During the first three months of 2018, Ameren utilized net proceeds of $475 million from net commercial paper issuances to fund, in part, investing activities, compared with $356 million in net proceeds utilized during the same period in 2017. Additionally, Ameren issued common stock related to stock-based compensation resulting in noncash financing activity during the first three months of 2018 compared with $24 million paid for the repurchase of common stock for stock-based compensation in the year-ago period. Also, Ameren paid $19 million in employee payroll taxes related to stock-based compensation in the first three months of 2018 compared with $15 million paid in the year-ago period. Ameren issued $17 million in common stock in the first three months of 2018. Ameren did not issue common stock in the first three months of 2017.
Ameren Missouri’s financing activities provided cash of $192 million during the first three months of 2018, compared to using cash of $25 million during the same period in 2017. During the first three months of 2018, Ameren Missouri utilized net proceeds of $243 million from net commercial paper issuances to fund, in part, investing activities, compared with $36 million in net proceeds utilized during the same period in 2017.
Ameren Illinois’ cash provided by financing activities increased by $166 million during the first three months of 2018, compared to the year-ago period. During the first three months of 2018, Ameren Illinois utilized net proceeds from net commercial paper issuances of $162 million to fund, in part, investing activities, compared with $17 million in net proceeds utilized during the same period in 2017. In the first three months of 2018, Ameren Illinois received a $20 million capital contribution from Ameren (parent).
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt.
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, or proceeds from short-term affiliate borrowings, borrowings under the Credit Agreements, or commercial paper issuances. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, commercial paper issuances, borrowings under Ameren’s money pool arrangements, and relevant interest rates.
The following table presents Ameren’s consolidated liquidity as of March 31, 2018:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	265
Less: Ameren Missouri commercial paper outstanding	282
Missouri Credit Agreement – credit available	453
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	189
Less: Ameren Illinois commercial paper outstanding	224
Less: Letters of credit	1
Illinois Credit Agreement – credit available	686
Total Credit Available	$1,139
Cash and cash equivalents	30
Total Liquidity	$1,169
The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the Credit Agreements are available to Ameren (parent) to support issuances under Ameren (parents)’s commercial paper program, subject to available credit capacity under the agreements. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
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

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In March 2018, the FERC issued an order authorizing Ameren Missouri to issue up to $1.0 billion of short-term debt securities through March 2020.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.
Long-term Debt and Equity
Under DRPlus and our 401(k) plan, Ameren issued a total of 0.3 million shares of common stock and received $17 million for the three months ended March 31, 2018. In addition, Ameren issued 0.7 million shares of common stock valued at $35 million upon the vesting of stock-based compensation. Ameren did not issue any common stock during the first three months of 2017. Ameren Missouri and Ameren Illinois did not issue any common stock during the first three months of 2018 or 2017.
In April 2018, Ameren Missouri issued $425 million of 4.00% first mortgage bonds due April 2048, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2018. Ameren Missouri received proceeds of $419 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $179 million of its 6.00% senior secured notes that matured April 1, 2018.
In April 2018, Ameren Illinois repaid $144 million of its 6.25% senior secured notes that matured April 1, 2018.
Indebtedness Provisions and Other Covenants
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions (and applicable cross-default provisions) and covenants contained in our credit agreements, in ATXI’s note purchase agreement, and in certain of the Ameren Companies’ indentures and articles of incorporation.
At March 31, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On May 4, 2018, Ameren’s board of directors declared a quarterly common stock dividend of 45.75 cents per share payable on June 29, 2018, to shareholders of record on June 13, 2018.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2018, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the three months ended March 31, 2018 and 2017:

	Three Months
	2018	2017
Ameren Missouri	$50	$60
Ameren Illinois	—	—
Ameren	111	107
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
At March 31, 2018, total obligations related to minimum purchase commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $2,154 million, $1,509 million, and $627 million, respectively.
Off-balance-sheet Arrangements
At March 31, 2018, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.
Credit Ratings
Our credit ratings affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and our commercial paper programs, and our collateral posting requirements under commodity contracts.
The following table presents the principal credit ratings by Moody’s and S&P, as applicable, effective on the date of this report:

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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at March 31, 2018. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at March 31, 2018, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $88 million, $44 million, and $44 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2018, if market prices were 15% higher or lower than March 31, 2018 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
As part of Ameren’s strategic plan, we pursue projects to meet our customers’ energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories. Ameren also evaluates competitive electric transmission investment opportunities as they arise. Additionally, Ameren Missouri expects to make investments over time that will enable it to transition to a more diverse energy generation portfolio.
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2018 and beyond.
Operations

•
Ameren continues to invest in FERC-regulated electric transmission. ATXI has three MISO-approved multi-value projects; the Illinois Rivers, Spoon River, and Mark Twain projects. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by the end of 2019. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Mark Twain project, located in northeast Missouri and connecting the Illinois Rivers project to Iowa, is expected to be completed by the end of 2019. ATXI’s expected remaining investment in its multi-value projects is approximately $300 million from 2018 through 2019, with the total investment to be more than $1.6 billion. In addition, Ameren Illinois expects to invest $2.3 billion in electric transmission assets from 2018 through 2022 to replace aging infrastructure and improve reliability.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the 2018 revenue requirements included in rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $273 million and $174 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI's revenue requirements of $12 million and $3 million, respectively, primarily because of the rate base growth described above, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 which is challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. The timing and amount of any adjustment to the total allowed return on common equity that may be ordered as a result of the complaint case is uncertain. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ annual earnings by an estimated $8 million and $4 million, respectively, based on each company’s 2018 projected rate base.

•
Illinois law provides for an annual reconciliation of the electric distribution revenue requirement necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2018 electric distribution service revenues will be based on its 2018 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2018 revenue requirement is expected to be comparable to the 2017 revenue requirement because of an expected increase in recoverable costs, expected rate base growth, and an expected increase in the monthly average yield of 30-year United States Treasury bonds, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA. The 2018 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2020. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2018 projected year-end rate base.

•
In April 2018, Ameren Illinois filed with the ICC its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. These rates will affect Ameren Illinois' cash receipts during 2019.

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

•
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service by $49 million. In the second quarter of 2018, Ameren Illinois and the ICC staff entered into agreements to use a 9.87% return on common equity and a capital structure composed of up to and including 50% common equity in this regulatory rate review. The return on common equity and the common equity ratio are subject to ICC approval. The impact of a 9.87% return on common equity would lower the requested annual natural gas rate increase to an estimated $44 million, which includes an estimated $42 million of annual rates that would otherwise be recovered under the QIP rider. This estimated increase in annual rates includes a capital structure composed of 50% common equity and a rate base of $1.6 billion.

•
Ameren Missouri’s next scheduled refueling and maintenance outage at its Callaway energy center is scheduled for the spring of 2019. During the 2017 refueling, Ameren Missouri incurred maintenance expenses of $35 million. During a refueling, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased nonnuclear energy center maintenance costs in non-refueling years.

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

•
In connection with the integrated resource plan filing, discussed above, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of each energy center’s useful life.

•
Ameren Missouri is pursuing the acquisition of at least 700 megawatts of wind generation with multiple wind developers, which would allow Ameren Missouri to achieve compliance with Missouri’s renewable energy standards. MISO interconnection studies for possible wind generation sites have also begun. Ameren Missouri expects to file for certificates of convenience and necessity with the MoPSC for the ownership of at least 400 megawatts of wind generation by June 30, 2018. In addition, Ameren Missouri plans to request that the MoPSC authorize a RESRAM, which would allow Ameren Missouri to adjust customer rates on an annual basis without a traditional rate proceeding. The RESRAM is designed to mitigate the impacts of regulatory lag for investments in wind generation and other renewables by providing more timely recovery of costs and a greater opportunity for Ameren Missouri to earn its allowed return on investment.

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

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2021, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. By the end of 2019, $772 million and $312 million of senior secured notes are due to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their short-term debt with long-term debt in 2018 and 2019. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Federal income tax legislation enacted under the TCJA will have significant impacts on our results of operations, financial position, liquidity, and financial metrics. The TCJA will benefit customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. Our rate-regulated businesses recover income taxes in customer rates based on the federal and state statutory corporate income tax rates in effect when the revenue requirements used to determine those rates were established. However, there is a timing difference between when we collect funds from our customers for income taxes and when we pay such taxes. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which has the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is expected to be a decrease in operating cash flows. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2021. Additionally, operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. Ameren expects a decrease in operating cash flows of approximately $1 billion from 2018 through 2022 (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.4 billion) as a result of the TCJA, and expects an increase in rate base of approximately $1 billion over the same time period (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.5 billion). See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the income tax proceedings with our regulators.

•
As of March 31, 2018, Ameren had $231 million in tax benefits from federal and state net operating loss carryforwards and $120 million in federal and state income tax credit carryforwards. These carryforwards are expected to partially offset income tax obligations until 2020, at which time Ameren expects to begin making material income tax payments. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri and Ameren Illinois are expected to make income tax payments to Ameren (parent) in 2018.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash requirements, beginning in the first quarter of 2018, Ameren began using newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, Ameren may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. Ameren Missouri and Ameren Illinois expect to fund cash flows needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent), with the intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks.

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

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas and power, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2018. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$8	$(217)	$(209)
Contracts realized or otherwise settled during the period	(3)	7	4
Other changes in fair value	(2)	(9)	(11)
Fair value of contracts outstanding at end of period, net	$3	$(219)	$(216)
The following table presents maturities of derivative contracts as of March 31, 2018, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$4	$2	$—	$—	$6
Level 2(a)	(5)	(4)	—	—	(9)
Level 3(b)	5	1	—	—	6
Total	$4	$(1)	$—	$—	$3
Ameren Illinois:
Level 2(a)	$(10)	$(11)	$(1)	$—	$(22)
Level 3(b)	(17)	(32)	(29)	(119)	(197)
Total	$(27)	$(43)	$(30)	$(119)	$(219)
Ameren:
Level 1	$4	$2	$—	$—	$6
Level 2(a)	(15)	(15)	(1)	—	(31)
Level 3(b)	(12)	(31)	(29)	(119)	(191)
Total	$(23)	$(44)	$(30)	$(119)	$(216)

(a)	Principally fixed-price vs. floating OTC power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2018, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•
Ameren Missouri’s proceedings with the MoPSC to investigate how the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA should be reflected in rates paid by electric and natural gas customers;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2018;

•	Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri with respect to the EPA Clean Air Act; and

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2018	12,336	$58.11	—	—
February 1 – February 28, 2018	—	—	—	—
March 1 – March 31, 2018	—	—	—	—
Total	12,336	$58.11	—	—

(a)
Ameren common stock was purchased in open-market transactions pursuant to the 2014 Incentive Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2018 to March 31, 2018.

ITEM 5. OTHER INFORMATION.
At the annual meeting of shareholders of each of Ameren, Ameren Missouri, and Ameren Illinois, held on May 3, 2018 (“Annual Meeting”), the matters listed below were submitted to a vote of each company’s respective shareholders.
Ameren
Item (1): Election of Directors
At Ameren’s Annual Meeting, the following individuals (comprising Ameren’s full Board of Directors) were elected:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Warner L. Baxter	156,549,871	5,187,898	4,180,497	29,326,620
Catherine S. Brune	164,597,368	834,792	486,106	29,326,620
J. Edward Coleman	164,473,448	901,142	543,676	29,326,620
Ellen M. Fitzsimmons	164,602,044	783,084	533,138	29,326,620
Rafael Flores	164,434,178	924,054	560,034	29,326,620
Walter J. Galvin	161,878,219	3,492,596	547,451	29,326,620
Richard J. Harshman	163,855,130	1,505,260	557,876	29,326,620
Craig S. Ivey	164,565,789	782,082	570,395	29,326,620
Gayle P. W. Jackson	155,970,540	9,422,517	525,209	29,326,620
James C. Johnson	158,357,684	7,008,374	552,208	29,326,620
Steven H. Lipstein	164,463,062	890,978	564,226	29,326,620
Stephen R. Wilson	164,409,816	960,359	548,091	29,326,620
Item (2): Non-Binding Advisory Approval of Executive Compensation

Vote Result	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approved	154,560,935	10,183,590	1,173,741	29,326,620
Item (3): Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2018

Vote Result	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approved	187,522,356	6,998,137	724,393	----
Item (4): Shareholder Proposal Regarding a Report on Coal Combustion Residuals

Vote Result	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approved	85,737,349	75,313,363	4,867,554	29,326,620
Ameren Missouri
Item (1): Election of Directors
At Ameren Missouri’s Annual Meeting, the following individuals (comprising Ameren Missouri’s full Board of Directors) were elected: Mark C. Birk, Fadi M. Diya, Martin J. Lyons, Jr., Michael L. Moehn, Gregory L. Nelson, and David N. Wakeman. Each individual received 102,123,834 votes for election and no withheld votes or broker non-votes.
Ameren Illinois
Item (1): Election of Directors
At Ameren Illinois’ Annual Meeting, the following individuals (comprising Ameren Illinois’ full Board of Directors) were elected: Martin J. Lyons, Jr., Richard J. Mark, Craig D. Nelson, Gregory L. Nelson, and David N. Wakeman. Each individual received 25,452,373 votes for election and no withheld votes or broker non-votes.

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
Date: May 9, 2018