Form 10-Q
period 2018-06-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2018-08-08
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2018, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 244,039,980
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation – 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation – 25,452,373

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
2017 IRP – Integrated Resource Plan, a 20-year nonbinding plan Ameren Missouri filed with the MoPSC in September 2017, that includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability.
CCR Rule – Coal Combustion Residuals Rule, a rule promulgated by the EPA that established regulations for the disposal of CCR in landfills and surface impoundments.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2017, filed by the Ameren Companies with the SEC.
Missouri Senate Bill 564 – A Missouri law that resulted in certain changes to Missouri utility laws that affect the regulation of Ameren Missouri’s electric service business. These changes include a reduction of customer rates to pass through the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and, at each electric utility's election, the use of PISA, among other things.
PISA – Plant-in-service accounting, an election under Missouri Senate Bill 564 that permits electric utilities to defer and recover 85% of the depreciation expense and return on rate base on certain property, plant, and equipment placed in-service after August 28, 2018.
RESRAM – Renewable energy standard rate adjustment mechanism, a cost recovery mechanism, which is allowed under state law, that would allow Ameren Missouri to recover the cost of compliance with Missouri's renewable energy standard from customers and earn a return on those investments by adjusting customer rates on an annual basis without a traditional regulatory rate review.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including the effects of the TCJA and any changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s requested certificate of convenience and necessity for a wind generation facility and proposed RESRAM filed with the MoPSC in June 2018, Ameren Missouri’s proposed customer energy-efficiency plan under the MEEIA filed with the MoPSC in June 2018, Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018, Ameren Illinois’ April 2018 annual electric distribution formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, and the related financial commitments;

•	the effect of the implementation of Missouri Senate Bill 564 on Ameren Missouri, including Ameren Missouri’s expected election to use PISA and the resulting customer rates caps;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

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

•
the effectiveness of Ameren Missouri's customer energy-efficiency programs and the related revenues and performance incentives earned under its MEEIA programs, including Ameren Missouri’s proposed customer energy-efficiency plan filed with the MoPSC in June 2018;

•	Ameren Illinois’ ability to achieve the FEJA electric customer energy-efficiency goals and the resulting impact on its allowed return on program investments;

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

•	the actions of credit rating agencies and the effects of such actions;

•	the impact of adopting new accounting guidance;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;

•
the effects of breakdowns or failures of equipment in the operation of natural gas transmission and distribution systems and storage facilities, such as leaks, explosions, and mechanical problems, and compliance with natural gas safety regulations;

•
the effects of our increasing investment in electric transmission projects, our ability to obtain all necessary project approvals, and the uncertainty as to whether we will achieve our expected returns in a timely manner;

•	operation of Ameren Missouri's Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions, and divestitures;

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to CO2 and the related proposed repeal and replacement of the Clean Power Plan, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

•
the impact of negative opinions of us or our utility services that our customers, legislators, or regulators may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, or negative media coverage;

•	the impact of complying with renewable energy portfolio requirements in Missouri and Illinois and with the zero emission standard in Illinois;

•	the effects of planned investment in renewable generation projects at Ameren Missouri, the ability to obtain all necessary project approvals, and the implementation of a proposed RESRAM;

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by Ameren Missouri's energy centers or required to satisfy Ameren Missouri's energy sales;

•	legal and administrative proceedings;

•
the impact of cyberattacks, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$1,396	$1,382	$2,619	$2,589
Natural gas	167	155	529	463
Total operating revenues	1,563	1,537	3,148	3,052
Operating Expenses:
Fuel	186	189	374	395
Purchased power	142	150	305	330
Natural gas purchased for resale	51	41	222	171
Other operations and maintenance	439	431	870	849
Depreciation and amortization	238	222	472	443
Taxes other than income taxes	122	117	247	235
Total operating expenses	1,178	1,150	2,490	2,423
Operating Income	385	387	658	629
Other Income, Net	29	20	52	38
Interest Charges	100	99	201	198
Income Before Income Taxes	314	308	509	469
Income Taxes	74	114	116	171
Net Income	240	194	393	298
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders	$239	$193	$390	$295

Net Income	$240	$194	$393	$298
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $1, $-, and $1, respectively	(2)	2	(1)	2
Comprehensive Income	238	196	392	300
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$237	$195	$389	$297

Earnings per Common Share – Basic	$0.98	$0.79	$1.60	$1.21

Earnings per Common Share – Diluted	$0.97	$0.79	$1.59	$1.21

Dividends per Common Share	$0.4575	$0.440	$0.915	$0.880
Weighted-average Common Shares Outstanding – Basic	243.7	242.6	243.3	242.6
Weighted-average Common Shares Outstanding – Diluted	245.8	243.5	245.1	243.7
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$29	$10
Accounts receivable – trade (less allowance for doubtful accounts of $25 and $19, respectively)	560	445
Unbilled revenue	371	323
Miscellaneous accounts receivable	74	70
Inventories	475	522
Current regulatory assets	104	144
Other current assets	72	98
Total current assets	1,685	1,612
Property, Plant, and Equipment, Net	21,998	21,466
Investments and Other Assets:
Nuclear decommissioning trust fund	714	704
Goodwill	411	411
Regulatory assets	1,205	1,230
Other assets	626	522
Total investments and other assets	2,956	2,867
TOTAL ASSETS	$26,639	$25,945
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$847	$841
Short-term debt	506	484
Accounts and wages payable	565	902
Taxes accrued	139	52
Interest accrued	109	99
Customer deposits	114	108
Current regulatory liabilities	133	128
Other current liabilities	298	326
Total current liabilities	2,711	2,940
Long-term Debt, Net	7,613	7,094
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,584	2,506
Accumulated deferred investment tax credits	46	49
Regulatory liabilities	4,540	4,387
Asset retirement obligations	641	638
Pension and other postretirement benefits	545	545
Other deferred credits and liabilities	431	460
Total deferred credits and other liabilities	8,787	8,585
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 244.0 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,576	5,540
Retained earnings	1,827	1,660
Accumulated other comprehensive loss	(19)	(18)
Total Ameren Corporation shareholders’ equity	7,386	7,184
Noncontrolling Interests	142	142
Total equity	7,528	7,326
TOTAL LIABILITIES AND EQUITY	$26,639	$25,945
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$393	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463	433
Amortization of nuclear fuel	48	48
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	81	175
Allowance for equity funds used during construction	(14)	(10)
Stock-based compensation costs	10	8
Other	11	(5)
Changes in assets and liabilities:
Receivables	(170)	(54)
Inventories	46	14
Accounts and wages payable	(209)	(183)
Taxes accrued	105	83
Regulatory assets and liabilities	83	(4)
Assets, other	8	22
Liabilities, other	(50)	21
Pension and other postretirement benefits	4	6
Net cash provided by operating activities	820	863
Cash Flows From Investing Activities:
Capital expenditures	(1,112)	(998)
Nuclear fuel expenditures	(16)	(50)
Purchases of securities – nuclear decommissioning trust fund	(129)	(161)
Sales and maturities of securities – nuclear decommissioning trust fund	122	152
Other	6	(2)
Net cash used in investing activities	(1,129)	(1,059)
Cash Flows From Financing Activities:
Dividends on common stock	(223)	(214)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	21	334
Maturities of long-term debt	(323)	(425)
Issuances of long-term debt	853	549
Issuances of common stock	40	—
Repurchases of common stock for stock-based compensation	—	(24)
Employee payroll taxes related to stock-based compensation	(19)	(15)
Debt issuance costs	(9)	(4)
Other	—	(1)
Net cash provided by financing activities	337	197
Net change in cash, cash equivalents, and restricted cash	28	1
Cash, cash equivalents, and restricted cash at beginning of year	68	52
Cash, cash equivalents, and restricted cash at end of period	$96	$53

Noncash financing activity – Issuance of common stock for stock-based compensation	$35	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$930	$912	$1,671	$1,659
Natural gas	25	22	76	66
Total operating revenues	955	934	1,747	1,725
Operating Expenses:
Fuel	186	189	374	395
Purchased power	40	69	82	160
Natural gas purchased for resale	8	5	32	25
Other operations and maintenance	241	224	473	443
Depreciation and amortization	138	132	274	265
Taxes other than income taxes	84	85	164	160
Total operating expenses	697	704	1,399	1,448
Operating Income	258	230	348	277
Other Income, Net	16	16	29	32
Interest Charges	51	53	102	107
Income Before Income Taxes	223	193	275	202
Income Taxes	54	72	67	75
Net Income	169	121	208	127
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$168	$120	$206	$125
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$17	$—
Advances to money pool	66	—
Accounts receivable – trade (less allowance for doubtful accounts of $9 and $7, respectively)	285	200
Accounts receivable – affiliates	23	11
Unbilled revenue	256	165
Miscellaneous accounts receivable	55	35
Inventories	380	388
Current regulatory assets	48	56
Other current assets	42	50
Total current assets	1,172	905
Property, Plant, and Equipment, Net	11,835	11,751
Investments and Other Assets:
Nuclear decommissioning trust fund	714	704
Regulatory assets	367	395
Other assets	304	288
Total investments and other assets	1,385	1,387
TOTAL ASSETS	$14,392	$14,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$534	$384
Short-term debt	—	39
Accounts and wages payable	226	475
Accounts payable – affiliates	125	60
Taxes accrued	110	30
Interest accrued	69	54
Current regulatory liabilities	50	19
Other current liabilities	107	103
Total current liabilities	1,221	1,164
Long-term Debt, Net	3,668	3,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,614	1,650
Accumulated deferred investment tax credits	45	48
Regulatory liabilities	2,754	2,664
Asset retirement obligations	637	634
Pension and other postretirement benefits	209	213
Other deferred credits and liabilities	7	12
Total deferred credits and other liabilities	5,266	5,221
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,858	1,858
Preferred stock	80	80
Retained earnings	1,788	1,632
Total shareholders’ equity	4,237	4,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,392	$14,043
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$208	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	255
Amortization of nuclear fuel	48	48
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	(24)	13
Allowance for equity funds used during construction	(11)	(9)
Other	10	3
Changes in assets and liabilities:
Receivables	(205)	(124)
Inventories	8	(7)
Accounts and wages payable	(160)	(169)
Taxes accrued	152	153
Regulatory assets and liabilities	106	57
Assets, other	(2)	19
Liabilities, other	11	24
Pension and other postretirement benefits	3	3
Net cash provided by operating activities	412	396
Cash Flows From Investing Activities:
Capital expenditures	(454)	(355)
Nuclear fuel expenditures	(16)	(50)
Purchases of securities – nuclear decommissioning trust fund	(129)	(161)
Sales and maturities of securities – nuclear decommissioning trust fund	122	152
Money pool advances, net	(66)	161
Net cash used in investing activities	(543)	(253)
Cash Flows From Financing Activities:
Dividends on common stock	(50)	(172)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(39)	60
Maturities of long-term debt	(179)	(425)
Issuances of long-term debt	423	399
Debt issuance costs	(4)	(3)
Net cash provided by (used in) financing activities	149	(143)
Net change in cash, cash equivalents, and restricted cash	18	—
Cash, cash equivalents, and restricted cash at beginning of year	7	5
Cash, cash equivalents, and restricted cash at end of period	$25	$5
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$436	$442	$885	$881
Natural gas	142	134	453	398
Total operating revenues	578	576	1,338	1,279
Operating Expenses:
Purchased power	105	87	229	188
Natural gas purchased for resale	43	36	190	146
Other operations and maintenance	196	212	395	412
Depreciation and amortization	94	85	184	168
Taxes other than income taxes	35	28	76	68
Total operating expenses	473	448	1,074	982
Operating Income	105	128	264	297
Other Income, Net	13	3	19	3
Interest Charges	37	36	74	73
Income Before Income Taxes	81	95	209	227
Income Taxes	18	37	50	89
Net Income	63	58	159	138
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$62	$57	$157	$136
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $12, respectively)	251	234
Accounts receivable – affiliates	21	9
Unbilled revenue	115	158
Miscellaneous accounts receivable	29	35
Inventories	95	134
Current regulatory assets	55	87
Other current assets	10	15
Total current assets	576	672
Property, Plant, and Equipment, Net	8,716	8,293
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	822	822
Other assets	246	147
Total investments and other assets	1,479	1,380
TOTAL ASSETS	$10,771	$10,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$313	$457
Short-term debt	—	62
Borrowings from money pool	31	—
Accounts and wages payable	291	337
Accounts payable – affiliates	44	70
Taxes accrued	15	19
Interest accrued	30	33
Customer deposits	75	69
Current environmental remediation	43	42
Current regulatory liabilities	65	92
Other current liabilities	150	177
Total current liabilities	1,057	1,358
Long-term Debt, Net	2,800	2,373
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,045	1,021
Regulatory liabilities	1,689	1,629
Pension and other postretirement benefits	292	285
Environmental remediation	123	134
Other deferred credits and liabilities	218	235
Total deferred credits and other liabilities	3,367	3,304
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,093	2,013
Preferred stock	62	62
Retained earnings	1,392	1,235
Total shareholders’ equity	3,547	3,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,771	$10,345

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$159	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	168
Amortization of debt issuance costs and premium/discounts	7	7
Deferred income taxes and investment tax credits, net	13	116
Other	(3)	—
Changes in assets and liabilities:
Receivables	23	70
Inventories	38	20
Accounts and wages payable	(35)	(17)
Taxes accrued	(23)	(68)
Regulatory assets and liabilities	(20)	(54)
Assets, other	4	3
Liabilities, other	(58)	(10)
Pension and other postretirement benefits	(2)	2
Net cash provided by operating activities	287	375
Cash Flows From Investing Activities:
Capital expenditures	(602)	(484)
Other	3	4
Net cash used in investing activities	(599)	(480)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(62)	108
Money pool borrowings, net	31	—
Maturities of long-term debt	(144)	—
Issuances of long-term debt	430	—
Debt issuance costs	(5)	—
Capital contribution from parent	80	—
Other	—	(1)
Net cash provided by financing activities	328	105
Net change in cash, cash equivalents, and restricted cash	16	—
Cash, cash equivalents, and restricted cash at beginning of year	41	28
Cash, cash equivalents, and restricted cash at end of period	$57	$28
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
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
As of both June 30, 2018, and December 31, 2017, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $17 million, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2018, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $17 million plus associated outstanding funding commitments of $19 million.
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
In November 2016, the FASB issued authoritative guidance that requires, including on a retrospective basis, restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our adoption of this guidance, effective January 2018, did not result in material changes to previously reported cash flows from operating, investing, or financing activities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of June 30, 2018 and 2017, and December 31, 2017 and 2016:

	June 30, 2018			December 31, 2017			June 30, 2017			December 31, 2016
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents(a)	$29	$17	$—	$10	$—	$—	$10	$—	$—	$9	$—	$—
Restricted cash included in “Other current assets”	12	4	6	21	5	6	19	4	5	20	4	6
Restricted cash included in “Other assets”	51	—	51	35	—	35	23	—	23	22	—	22
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	(b)	2	2	(b)	1	1	(b)	1	1	(b)
Total cash, cash equivalents, and restricted cash(c)	$96	$25	$57	$68	$7	$41	$53	$5	$28	$52	$5	$28

(a)	As presented on the balance sheet.

(b)	Not applicable.

(c)	As presented on the statement of cash flows.
Restricted cash included in Ameren’s other current assets primarily represents participant funds from Ameren (parent)’s DRPlus and funds held by an irrevocable Voluntary Employee Beneficiary Association trust, which provides health care benefits for active employees. Restricted cash included in Ameren Missouri’s and Ameren Illinois’ other current assets primarily represents funds held by the trust.
Restricted cash included in Ameren’s and Ameren Illinois’ other assets primarily represents amounts in a trust fund restricted for the use of funding certain asbestos-related claims and amounts collected under a cost recovery rider that are restricted for use in the procurement of renewable energy credits.
Supplemental Cash Flow Information
The following table provides noncash investing activity excluded from the statements of cash flows for the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
	Ameren(a)	Ameren Missouri	Ameren Illinois	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures	$233	$80	$147	$175	$61	$79
Net realized and unrealized gain – nuclear decommissioning trust fund	1	1	(b)	36	36	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
Accounts Receivable
"Accounts receivable – trade" on Ameren's and Ameren Illinois' balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2018, and December 31, 2017, "Other current liabilities" on Ameren's and Ameren Illinois' balance sheets included payables for purchased receivables of $40 million and $31 million, respectively.
For the three and six months ended June 30, 2018 and 2017, the Ameren Companies recorded immaterial bad debt expense.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2018:

	Ameren Missouri		Ameren Illinois(a)	Ameren
Balance at December 31, 2017	$640	(b)	$4	$644	(b)
Liabilities settled	(2)		(c)	(2)
Accretion(d)	14		(c)	14
Change in estimates(e)	(9)		—	(9)
Balance at June 30, 2018	$643	(b)	$4	$647	(b)

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Balance included $6 million in “Other current liabilities” on the balance sheet as of both December 31, 2017, and June 30, 2018, respectively.

(c)	Less than $1 million.

(d)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

(e)	Ameren Missouri changed its fair value estimate primarily due to a reduction in the cost estimate for closure of certain CCR storage facilities.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2018, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $249 million (December 31, 2017 – $265 million) and $117 million (December 31, 2017 – $129 million), respectively, while total borrowings against the policies were $107 million (December 31, 2017 – $120 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
Stock-based Compensation
The following table summarizes Ameren's nonvested performance share unit and restricted stock unit activity for the six months ended June 30, 2018:

	Performance Share Units		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2018(a)	895,489	$52.28	—	$—
Granted	306,252	62.88	184,351	57.60
Forfeitures	(54,213)	49.72	(3,560)	58.99
Undistributed vested units(b)	(145,169)	53.50	(12,983)	58.98
Vested and distributed	(176,043)	52.88	—	—
Nonvested at June 30, 2018(c)	826,316	$56.03	167,808	$57.46

(a)	Does not include 712,572 undistributed vested performance share units.

(b)
Undistributed vested units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For undistributed vested performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.

(c)	Does not include 476,361 undistributed vested performance share units and 12,983 undistributed vested restricted stock units.
Performance Share Units
A performance share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five or more years of service, awards vest on a pro rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
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
Restricted Stock Units
Restricted stock units vest and entitle an employee to receive shares of Ameren common stock (plus accumulated dividends) if the individual remains employed with Ameren through the payment date of the awards. Generally, in the event of a participant’s death or retirement at age 55 or older with five or more years of service, awards vest on a pro rata basis. The payout date of the awards is approximately 38 months after the grant date. The fair value of each restricted stock unit is determined by Ameren’s closing common share price on the grant date.
Deferred Compensation
As of June 30, 2018, and December 31, 2017, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $85 million and $86 million, respectively, recorded at the present value of future benefits to be paid.
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
Off-system revenues are primarily comprised of MISO revenues and wholesale bilateral revenues. MISO revenues include the sale of electricity, capacity, and ancillary services. Wholesale bilateral revenues include the sale of electricity and capacity. MISO-related electricity and wholesale bilateral electricity revenues are earned as electricity is delivered. MISO-related capacity and ancillary service revenues and wholesale bilateral capacity revenues are earned as services are provided.
Retail distribution, electric transmission, and off-system revenues, including the underlying components described above, represent a series of goods or services that are substantially the same and have the same pattern of transfer over time to our customers. Revenues from contracts with customers is equal to the amounts billed and our estimate of electric and natural gas retail distribution services provided but unbilled at the end of each accounting period. Revenues are billed at least monthly, and payments are due less than one month after goods and/or services are provided. See Note 12 – Segment Information for disaggregated revenue information.
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
The Ameren Companies elected to exclude disclosure related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. As of June 30, 2018 and 2017, our remaining performance obligations were immaterial.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. Excise taxes are recorded gross in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income. The following table presents the excise taxes recorded in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” for the three and six months ended June 30, 2018 and 2017:

	Three Months			Six Months
	2018	2017		2018	2017
Ameren Missouri	$46	$40		$80	$71
Ameren Illinois	28	23	(a)	63	57	(a)
Ameren	$74	$63	(a)	$143	$128	(a)

(a)	Amounts have been adjusted from those previously reported to reflect additional excise taxes for the three and six months ended June 30, 2017, respectively.
Income Taxes
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2018 and 2017:

	Ameren		Ameren Missouri			Ameren Illinois
Three Months	2018	2017	2018		2017	2018	2017
Federal statutory corporate income tax rate:	21%	35%	21%		35%	21%	35%
Increases (decreases) from:
Amortization of excess deferred taxes	(1)	—	—	(a)	—	(5)	—
Other depreciation differences	—	—	—		—	(1)	(1)
Amortization of deferred investment tax credit	—	—	(1)		(1)	—	—
State tax	5	4	4		3	8	5
Tax credits	(1)	—	—		—	—	—
Other permanent items	—	(1)	—		—	—	—
Effective income tax rate	24%	38%	24%		37%	23%	39%
Six Months
Federal statutory corporate income tax rate:	21%	35%	21%		35%	21%	35%
Increases (decreases) from:
Amortization of excess deferred taxes	(2)	—	—	(a)	—	(4)	—
Amortization of deferred investment tax credit	(1)	(1)	(1)		(1)	—	—
State tax	6	5	4		3	7	5
Other permanent items	(1)	(2)	—		—	—	(1)
Effective income tax rate	23%	37%	24%		37%	24%	39%

(a)	Based on an order issued by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018. See Note 2 – Rate and Regulatory Matters for additional information.
In June 2018, legislation modifying Missouri tax law was enacted to decrease the state's corporate income tax rate from 6.25% to 4%, effective January 1, 2020. As a result, in the second quarter of 2018, Ameren’s and Ameren Missouri’s accumulated deferred tax balances were revalued, resulting in a net decrease to their accumulated deferred tax liability of $33 million, which was offset by a regulatory liability. Additionally, Ameren recorded an immaterial amount to income tax expense. As a result of its expected PISA election under Missouri Senate Bill 564, which would prohibit a change in electric base rates prior to April 2020, Ameren Missouri anticipates that the effect of this tax decrease will be reflected in customer rates upon completion of its next regulatory rate review. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income prospectively.
Earnings Per Share
Basic earnings per share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the dilution that would occur if certain stock-based performance share units were assumed to be settled. The number of performance share units assumed to be settled was 2.1 million and 1.8 million in the three and six months ended June 30, 2018, respectively, and 0.8 million and 1.1 million, respectively, in the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2018 and 2017.
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
Missouri
Missouri Senate Bill 564
On June 1, 2018, Missouri Senate Bill 564 was enacted. The section of the law applicable to the TCJA became effective immediately; the remaining sections, including the ability to elect PISA, become effective August 28, 2018. The law resulted in certain changes to Missouri utility laws that affect the regulation of Ameren Missouri’s electric service business. These changes include the reduction of customer rates to pass through the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and, at each electric utility's election, the use of PISA. Electric utilities that do not elect to use PISA will be eligible to request permission to implement revenue decoupling of residential and other non-demand metered customer classes. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. The reduction included $74 million for the amortization of excess accumulated deferred income taxes. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $47 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through June 30, 2018. An additional amount will be recorded for July 2018 revenues. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review.
Upon Ameren Missouri’s expected PISA election, it would be permitted to defer and recover 85% of the depreciation expense and return on rate base on certain property, plant, and equipment placed in-service after August 28, 2018, and not included in base rates. Eligible PISA deferrals would exclude amounts related to new coal-fired, nuclear, and natural gas generating units and service to new customer premises. Upon approval in a regulatory rate review, PISA deferrals would be added to rate base prospectively and earn a return based on Ameren Missouri’s weighted-average cost of capital over a recovery period of 20 years. For electric utilities electing to use PISA, additional provisions apply, including limitations on customer rate increases. Ameren Missouri’s customer rate increases would be limited to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, applied to electric rates effective April 1, 2017, less half of the 2018 savings from the TCJA that was passed on to customers. Upon election to use PISA, Ameren Missouri’s electric base rates would be frozen until April 1, 2020. Recoveries under the MEEIA, the FAC, and the RESRAM riders would not be frozen; however, except for costs recoverable under the MEEIA rider, Ameren Missouri would be unable to recover any amounts above the 2.85% cap from customers. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be subject to deferral and recovered in a manner consistent with costs recovered under PISA. Both the rate cap and PISA election would be effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. Ameren Missouri’s expected PISA election will support Ameren Missouri's ability to invest approximately $1 billion of incremental capital over the 2019 to 2023 period to strengthen and modernize Missouri's electric grid.
MoPSC Federal Income Tax Proceedings
In February 2018, the MoPSC initiated proceedings to investigate how the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA should be reflected in rates paid by customers of Missouri’s regulated utilities, including rates paid by electric and natural gas customers of Ameren Missouri. The proceeding for Ameren Missouri’s electric service business was dismissed after Missouri Senate Bill 564 was enacted on June 1, 2018, but the proceeding is still pending for Ameren Missouri’s natural gas distribution business. As of June 30, 2018, the potential reduction in natural gas customer rates is immaterial. The MoPSC is under no deadline to issue an order in the natural gas proceeding.
Wind Generation Facility and RESRAM
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire a 400-megawatt wind generation facility after construction. The facility is expected to be located in northeastern Missouri and to be completed in

2020. The acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, and approval by the FERC. Ameren Missouri has filed for the certificate of convenience and necessity with the MoPSC. This facility would help Ameren Missouri to comply with the state renewable energy standard. In addition, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates, including recovery of interest at a short-term borrowing rate, on an annual basis without a traditional regulatory rate review. The RESRAM is designed to mitigate the impacts of regulatory lag for investments in wind generation and other renewables by providing more timely recovery of costs and would provide Ameren Missouri a greater opportunity to earn its allowed return on investment. Ameren Missouri anticipates a decision by January 2019 related to the certificate of convenience and necessity and proposed RESRAM.
Renewable Choice Program
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to receive up to 100 percent of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with the MISO or other RTOs, and approval by the FERC. This generation would be incremental to the expected renewable generation included in the 2017 IRP. Without extension, the option to elect into the program will terminate in the third quarter of 2023.
MEEIA
In June 2018, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a six-year plan, which includes a portfolio of customer energy-efficiency programs, along with a cost recovery mechanism. If the plan is approved, beginning in March 2019, Ameren Missouri intends to invest an average of $92 million per program year in the proposed customer energy-efficiency programs. Ameren Missouri requested continued use of a MEEIA rider, which allows Ameren Missouri to collect from or refund to customers any difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs and its lost revenues. In addition, Ameren Missouri requested incentives to earn additional revenues by achieving certain customer energy-efficiency goals, increasing from $10 million to $24 million annually, for a total of $115 million over the six-year period if 100% of its annual customer energy-efficiency goals are achieved. A decision by the MoPSC in this proceeding is anticipated by the first quarter of 2019.
The MEEIA 2016 program provided Ameren Missouri with a performance incentive to earn additional revenues by achieving certain customer energy-efficiency goals, including $27 million if 100% of the goals were achieved during the three-year period beginning March 2016, with the potential to earn more if Ameren Missouri’s energy savings exceeded those goals. In September 2017, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the first year of the MEEIA 2016 programs. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized $5 million of revenues in the first quarter of 2018 relating to the MEEIA 2016 performance incentive.
In July 2018, the Missouri Supreme Court overturned a 2016 decision by the Missouri Court of Appeals, Western District, which had upheld a 2015 MoPSC order regarding the determination of a certain input used to calculate the MEEIA 2013 performance incentive, and remanded the matter to the MoPSC. The MoPSC is required to issue a revised order consistent with the Missouri Supreme Court’s ruling; however, there is no deadline to issue such order. Upon issuance of the order, Ameren Missouri expects to recognize an additional $9 million MEEIA 2013 performance incentive.
Illinois
Electric Distribution Service Rates
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In July 2018, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This update reflects an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018 and an increase to include the 2017 revenue requirement reconciliation adjustment. It also includes a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2018, consistent with the ICC’s December 2017 annual update filing order. An ICC decision in this proceeding is expected by December 2018. As of June 30, 2018, Ameren Illinois had recorded a regulatory asset of $62 million to reflect the difference between Ameren Illinois’ estimate of its 2018 revenue requirement and the revenue requirement reflected in customer rates, including interest.

Electric Customer Energy-Efficiency Investments
In June 2018, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. Pending ICC approval, this update filing will result in 2019 rates for electric customer energy-efficiency investments of $34 million, which represents an increase of $20 million from the 2018 rates. An ICC decision regarding the revenue requirement to be used for customer rates in 2019 is expected by December 2018.
Income Tax Regulatory Mechanisms
In February 2018, the ICC granted Ameren Illinois’ request, filed in January 2018, to establish a rider to reduce Ameren Illinois’ electric distribution customer rates for the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes, net of the increase in state income taxes enacted in July 2017. Ameren Illinois' electric distribution customer rates were reduced as a result of the rider beginning in the first quarter of 2018. The estimated reduction of $50 million per year will continue through 2019, as base rates will reflect the current income tax rates starting in 2020.
In April 2018, the ICC approved a rider for the difference between revenues billed under natural gas rates established pursuant to Ameren Illinois’ most recent natural gas rate order, and the revenues that would have been billed had the state and federal tax rate changes discussed above been in effect. The rider required Ameren Illinois to record this regulatory liability beginning January 25, 2018. Ameren Illinois’ natural gas customer rates were reduced as a result of the rider beginning in May 2018, with an estimated reduction of up to $17 million, substantially over a one-year period.
2018 Natural Gas Delivery Service Regulatory Rate Review
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In July 2018, Ameren Illinois and the ICC staff filed a stipulation and agreement with the ICC that, pending ICC approval, would result in an annual natural gas rate increase of $37 million, based on the terms of the agreement and subject to adjustments for updated rate case and other postretirement benefit expenses. This increase in annual rates includes a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. It also reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which decreased the annual rates by approximately $17 million. In an attempt to reduce regulatory lag, Ameren Illinois used a 2019 future test year in this proceeding.
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
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, effective since September 2016. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
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
As of June 30, 2018, Ameren and Ameren Illinois had recorded current regulatory liabilities of $43 million and $25 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
FERC Federal Income Tax Proceeding and Formula Rate Change
In March 2018, the FERC granted a request filed in February 2018 by MISO transmission owners with forward-looking rate formulas, including Ameren Illinois and ATXI, to allow revisions to their 2018 electric transmission rates to reflect the effect of the reduction in federal income taxes enacted under the TCJA. Ameren Illinois and ATXI’s 2018 electric transmission rates have been reduced by $27 million and $23 million, respectively.
In May 2018, the FERC accepted Ameren Illinois and ATXI tariff filings to change the formula rate calculation. The change allows for the recovery or refund of both excess deferred income taxes resulting from tax law or rate changes and effect of permanent income tax differences and will be reflected in Ameren Illinois and ATXI’s electric transmission rates starting in January 2019.
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
The Missouri Credit Agreement and the Illinois Credit Agreement, both of which expire in December 2021, were not utilized for direct borrowings during the six months ended June 30, 2018, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding, letters of credit issued under the Credit Agreements, and cash on hand, the aggregate credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at June 30, 2018, was $1.6 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2018. As of June 30, 2018, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 54%, 48%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2018, and December 31, 2017:

	2018	2017
Ameren (parent)	$506	$383
Ameren Missouri	—	39
Ameren Illinois	—	62
Ameren Consolidated	$506	$484

The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2018 and 2017:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2018
Average daily commercial paper outstanding at par value	$397	$123	$174	$693
Weighted-average interest rate	2.14%	1.94%	2.20%	2.12%
Peak commercial paper during period at par value(a)	$506	$481	$442	$1,295
Peak interest rate	2.45%	2.42%	2.55%	2.55%
2017
Average daily commercial paper outstanding at par value	$736	$6	$66	$808
Weighted-average interest rate	1.19%	1.10%	1.14%	1.19%
Peak commercial paper during period at par value(a)	$841	$60	$163	$948
Peak interest rate	1.50%	1.41%	1.50%	1.50%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren Consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three and six months ended June 30, 2018, was 2.17% and 2.04%, respectively (2017 – 1.27% and 1.14%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2018 and 2017.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2018, Ameren issued a total of 0.4 million and 0.7 million shares, respectively, of common stock under its DRPlus and 401(k) plan and received proceeds of $23 million and $40 million, respectively. In addition, in the first quarter of 2018, Ameren issued 0.7 million shares of common stock valued at $35 million upon the vesting of stock-based compensation. Ameren did not issue any common stock during the first six months of 2017.
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
Ameren Illinois
In May 2018, Ameren Illinois issued $430 million of 3.80% first mortgage bonds due May 2028, with interest payable semiannually on May 15 and November 15 of each year, beginning November 15, 2018. Ameren Illinois received proceeds of $427 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $144 million of its 6.25% senior secured notes that matured April 1, 2018.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At June 30, 2018, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2018 and 2017:

	Three Months			Six Months
	2018		2017	2018		2017
Ameren:(a)
Other Income, Net
Allowance for equity funds used during construction	$9		$4	$14		$10
Interest income on industrial development revenue bonds	7		6	13		13
Other interest income	2		3	4		5
Non-service cost components of net periodic benefit income	19	(b)	10	35	(b)	22
Other income	2		2	3		2
Donations	(6)		(2)	(11)		(7)
Other expense	(4)		(3)	(6)		(7)
Total Other Income, Net	$29		$20	$52		$38
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$7		$4	$11		$9
Interest income on industrial development revenue bonds	7		6	13		13
Other interest income	1		1	1		1
Non-service cost components of net periodic benefit income	4	(b)	6	9	(b)	12
Other income	—		1	1		1
Donations	(2)		(2)	(3)		(2)
Other expense	(1)		—	(3)		(2)
Total Other Income, Net	$16		$16	$29		$32
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$2		$—	$3		$1
Interest income	1		2	3		4
Non-service cost components of net periodic benefit income	10		1	17		4
Other income	2		2	2		2
Donations	(1)		(1)	(5)		(5)
Other expense	(1)		(1)	(1)		(3)
Total Other Income, Net	$13		$3	$19		$3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)
For the three and six months ended June 30, 2018, the non-service cost components of net periodic benefit income were partially offset by a $4 million and $8 million deferral due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2018, and December 31, 2017. As of June 30, 2018, these contracts extended through October 2021, March 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	2018			2017
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	40	(b)	40	28	(b)	28
Natural gas (in mmbtu)	23	149	172	24	139	163
Power (in megawatthours)	2	8	10	3	9	12

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2018, and December 31, 2017, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2018, and December 31, 2017:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2018
Fuel oils	Other current assets	$8	$—	$8
	Other assets	5	—	5
Natural gas	Other current assets	—	1	1
	Other assets	—	1	1
Power	Other current assets	7	—	7
	Total assets (a)	$20	$2	$22
Fuel oils	Other deferred credits and liabilities	$1	$—	$1
Natural gas	Other current liabilities	4	12	16
	Other deferred credits and liabilities	3	13	16
Power	Other current liabilities	2	13	15
	Other deferred credits and liabilities	—	177	177
	Total liabilities (b)	$10	$215	$225
2017
Fuel oils	Other current assets	$5	$—	$5
	Other assets	2	—	2
Natural gas	Other assets	1	—	1
Power	Other current assets	9	—	9
	Total assets (a)	$17	$—	$17
Natural gas	Other current liabilities	$5	$12	$17
	Other deferred credits and liabilities	3	10	13
Power	Other current liabilities	1	13	14
	Other deferred credits and liabilities	—	182	182
	Total liabilities (b)	$9	$217	$226

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	The cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2018, and December 31, 2017.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of June 30, 2018, if all counterparties were to fail to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on June 30, 2018, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$63	$4	$52
Ameren Illinois	52	—	47
Ameren	$115	$4	$99

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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

We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). We have also factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2018 or 2017. At June 30, 2018, and December 31, 2017, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$8	$—	$5	$13
	Natural gas	—	1	1	2
	Power	—	—	7	7
	Total derivative assets – commodity contracts	$8	$1	$13	$22
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$481	$—	$—	$481
	Debt securities:
	U.S. Treasury and agency securities	—	118	—	118
	Corporate bonds	—	78	—	78
	Other	—	31	—	31
	Total nuclear decommissioning trust fund	$481	$227	$—	$708	(b)
	Total Ameren	$489	$228	$13	$730
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$8	$—	$5	$13
	Power	—	—	7	7
	Total derivative assets – commodity contracts	$8	$—	$12	$20
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$481	$—	$—	$481
	Debt securities:
	U.S. Treasury and agency securities	—	118	—	118
	Corporate bonds	—	78	—	78
	Other	—	31	—	31
	Total nuclear decommissioning trust fund	$481	$227	$—	$708	(b)
	Total Ameren Missouri	$489	$227	$12	$728
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$1	$2
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	1	26	5	32
	Power	—	—	192	192
	Total Ameren	$1	$26	$198	$225
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas		7	—	7
	Power	—	—	2	2
	Total Ameren Missouri	$—	$7	$3	$10
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$19	$5	$25
	Power	—	—	190	190
	Total Ameren Illinois	$1	$19	$195	$215

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $6 million of cash and cash equivalents, receivables, payables, and accrued income, net.

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
All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three and six months ended June 30, 2018 and 2017, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils and natural gas were immaterial.

The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30, 2018
Beginning balance at April 1, 2018	$4	$(191)	$(187)
Realized and unrealized losses included in regulatory assets/liabilities	(1)	(2)	(3)
Purchases	4	—	4
Settlements	(2)	3	1
Ending balance at June 30, 2018	$5	$(190)	$(185)
Change in unrealized losses related to assets/liabilities held at June 30, 2018	$—	$(3)	$(3)
For the three months ended June 30, 2017
Beginning balance at April 1, 2017	$4	$(194)	$(190)
Realized and unrealized losses included in regulatory assets/liabilities	(1)	(1)	(2)
Purchases	15	—	15
Settlements	(4)	3	(1)
Ending balance at June 30, 2017	$14	$(192)	$(178)
Change in unrealized losses related to assets/liabilities held at June 30, 2017	$—	$(2)	$(2)
For the six months ended June 30, 2018
Beginning balance at January 1, 2018	$7	$(195)	$(188)
Realized and unrealized losses included in regulatory assets/liabilities	(3)	(1)	(4)
Purchases	4	—	4
Settlements	(3)	6	3
Ending balance at June 30, 2018	$5	$(190)	$(185)
Change in unrealized losses related to assets/liabilities held at June 30, 2018	$(1)	$(2)	$(3)
For the six months ended June 30, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized losses included in regulatory assets/liabilities	(1)	(11)	(12)
Purchases	15	—	15
Settlements	(7)	4	(3)
Ending balance at June 30, 2017	$14	$(192)	$(178)
Change in unrealized losses related to assets/liabilities held at June 30, 2017	$—	$(13)	$(13)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three and six months ended June 30, 2018 and 2017, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2018, and December 31, 2017:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2018
	Fuel oils	$5	$(1)	Option model	Volatilities(%)(b)	20 – 34	25
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.12 – 0.85	0.38
					Ameren Missouri credit risk(%)(c)(d)	0.35	(e)
	Natural gas	1	(5)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.30) – 0.30	(0.90)
					Counterparty credit risk (%)(c)(d)	0.23 – 1	0.81
					Ameren Illinois credit risk (%)(c)(d)	0.35	(e)
	Power(f)	7	(192)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	24 – 39	27
					Estimated auction price for FTRs ($/MW)(b)	(898) – 1,180	57
					Nodal basis ($/MWh)(g)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.91	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.35	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3	(e)
					Escalation rate (%)(b)(h)	4	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
2017
	Fuel oils	$3	$—	Option model	Volatilities (%)(b)	20 – 26	22
				Discounted cash flow	Counterparty credit risk (%)(c)(d)	0.12 – 0.72	0.41
					Ameren Missouri credit risk (%)(c)(d)	0.37	(e)
	Natural gas	1	(4)	Option model	Volatilities (%)(b)	26 – 46	37
					Nodal basis ($/mmbtu)(c)	(0.50) – (0.30)	(0.40)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.20) – 0.10	(1)
					Counterparty credit risk (%)(c)(d)	0.37 – 0.92	0.53
					Ameren credit risk (%)(c)(d)	0.37	(e)
	Power(f)	8	(196)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(g)	24 – 46	28
					Estimated auction price for FTRs ($/MW)(b)	(65) – 1,823	251
					Nodal basis ($/MWh)(g)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.28	(e)
					Ameren Illinois credit risk (%)(c)(d)	0.37	(e)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(h)	5	(e)
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)	Not applicable.

(f)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022 for June 30, 2018, and through 2021 for December 31, 2017. Valuations beyond 2022 for June 30, 2018, and 2021 for December 31, 2017, use fundamentally modeled pricing by month for peak and off-peak demand.

(g)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(h)	Escalation rate applies to power prices in 2031 and beyond.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2018, and December 31, 2017:

	June 30, 2018
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$96		$96	$—	$—		$96
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	506		—	506	—		506
Long-term debt (including current portion)(a)	8,460	(b)	—	8,411	438	(c)	8,849
Preferred stock(d)	142		—	140	—		140
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$25		$25	$—	$—		$25
Advances to money pool	66		—	66	—		66
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Long-term debt (including current portion)(a)	4,202	(b)	—	4,544	—		4,544
Preferred stock	80		—	79	—		79
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$57		$57	$—	$—		$57
Borrowings from money pool	31		—	31	—		31
Long-term debt (including current portion)	3,113	(b)	—	3,187	—		3,187
Preferred stock	62		—	61	—		61
	December 31, 2017
Ameren:
Cash, cash equivalents, and restricted cash	$68		$68	$—	$—		$68
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	484		—	484	—		484
Long-term debt (including current portion)(a)	7,935	(b)	—	8,531	—		8,531
Preferred stock(c)	142		—	131	—		131
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	39		—	39	—		39
Long-term debt (including current portion)(a)	3,961	(b)	—	4,348	—		4,348
Preferred stock	80		—	80	—		80
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$41		$41	$—	$—		$41
Short-term debt	62		—	62	—		62
Long-term debt (including current portion)	2,830	(b)	—	3,028	—		3,028
Preferred stock	62		—	51	—		51

(a)
Ameren and Ameren Missouri have investments in industrial revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the capital lease obligation for CTs leased from the city of Bowling Green and Audrain County. As of June 30, 2018, and December 31, 2017, the carrying amount of both the investments in industrial revenue bonds and the capital lease obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $56 million, $23 million, and $27 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2018. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $50 million, $20 million, and $24 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2017.

(c)
The Level 3 fair value amount consists of ATXI’s senior unsecured notes. In the first quarter of 2018, the amount was transferred to Level 3 because inputs to the valuation model became unobservable during the period.

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
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2018 and 2017:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2018		$3	$	(a)		$6	$	(a)
agreements with Ameren Illinois		2017		6		(a)		17		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		6		1		11		2
rent and facility services		2017		6		1		13		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		(b)		(b)		(b)		(b)
miscellaneous support services		2017		(b)		1		(b)		1
Total Operating Revenues		2018		$9		$1		$17		$2
		2017		12		2		30		3
Ameren Illinois power supply	Purchased Power	2018	$	(a)		$3	$	(a)		$6
agreements with Ameren Missouri		2017		(a)		6		(a)		17
Ameren Illinois transmission	Purchased Power	2018		(a)		1		(a)		1
services with ATXI		2017		(a)		1		(a)		1
Total Purchased Power		2018	$	(a)		$4	$	(a)		$7
		2017		(a)		7		(a)		18
Ameren Services support services	Other Operations and Maintenance	2018		$32		$30		$65		$60
agreement		2017		34		34		69		66
Money pool borrowings (advances)	Interest Charges/ Other Income, Net	2018	$	(b)	$	(b)	$	(b)	$	(b)
		2017		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments for fuel at June 30, 2018. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at June 30, 2018.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)	Methane Gas	Other	Total
Ameren:(d)
2018	$181	$148	$51	$130	$2	$56	$568
2019	246	210	27	122	4	47	656
2020	85	125	38	30	4	62	344
2021	27	61	57	5	5	28	183
2022	—	12	12	—	5	26	55
Thereafter	—	39	62	—	58	93	252
Total	$539	$595	$247	$287	$78	$312	$2,058
Ameren Missouri:
2018	$181	$22	$51	$—	$2	$39	$295
2019	246	38	27	—	4	29	344
2020	85	30	38	—	4	44	201
2021	27	14	57	—	5	25	128
2022	—	5	12	—	5	26	48
Thereafter	—	17	62	—	58	74	211
Total	$539	$126	$247	$—	$78	$237	$1,227
Ameren Illinois:
2018	$—	$126	$—	$130	$—	$5	$261
2019	—	172	—	122	—	9	303
2020	—	95	—	30	—	9	134
2021	—	47	—	5	—	—	52
2022	—	7	—	—	—	—	7
Thereafter	—	22	—	—	—	—	22
Total	$—	$469	$—	$287	$—	$23	$779

(a)	Includes amounts for generation and for distribution.

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
In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire zero emission credits of approximately $57 million through May 2019.
In April 2018, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 2021. In the April 2018 procurement event, Ameren Illinois contracted to purchase 3,956,200 megawatthours of energy products for $112 million from June 2018 through May 2021, which is reflected in the amounts above. See Note 8 – Related-party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of the April procurement event.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through emission source reductions and the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015. The second phase of emission reduction requirements, which were revised by the EPA in 2016, became effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. In July 2018, the Office of Management and Budget received the EPA’s proposal to repeal and replace the Clean Power Plan. We expect that the EPA's Clean Power Plan replacement rule, including anticipated future emissions regulation, will be released and made publicly available later this year following the Office of Management and Budget’s review. We cannot predict the outcome of EPA’s rulemaking or the outcome of legal challenges related to such future rulemakings.
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
Clean Water Act
In July 2018, the United States Court of Appeals for the Second Circuit upheld the EPA’s Section 316(b) Rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on the facility’s intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. The rule will be implemented between 2018 and 2023, during the permit renewal process of each energy center’s water discharge permit.
Additionally, in 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards. Ameren Missouri is in the process of constructing wastewater treatment facilities at three of its energy centers. The cost to complete these facilities is included in the capital expenditures, discussed above, that Ameren and Ameren Missouri estimate they will need to make in order to comply with existing environmental regulations.
CCR Management
In 2015, the EPA issued the CCR Rule, which established regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In July 2018, the EPA issued revisions to the CCR Rule that extended certain compliance deadlines and indicated that additional revisions to the CCR Rule are likely. Ameren and Ameren Missouri have AROs of $141 million recorded on their respective balance sheets as of June 30, 2018, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2023. The recent EPA revisions do not affect Ameren Missouri’s plan. Ameren Missouri estimates it will need to make capital expenditures of $300 million to $350 million from 2018 through 2022 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, waste water treatment facilities, and groundwater monitoring equipment.
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
As of June 30, 2018, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, the majority of which have been investigated, remediated, and closed. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of June 30, 2018, Ameren Illinois estimated the obligation related to these former MGP sites at $165 million to $236 million. Ameren and Ameren Illinois recorded a liability of $165 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the ultimate actual costs, including unanticipated underground structures, technical feasibility of certain remediation measures, regulatory changes, disposal costs, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2, located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies that former landfills and lagoons at those sites may contain soil and groundwater contamination. In 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Ameren Missouri is the owner of one of the sites and in July 2018 reached an agreement with the EPA and Solutia, Inc., the primary potentially responsible party for Sauget Area 2, which limits Ameren Missouri’s cleanup obligation to the site it owns. Remediation efforts at the site are expected to occur in 2019. As of June 30, 2018, Ameren Missouri estimated its obligation related to Sauget Area 2 at $1 million to $2.5 million. Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.

NOTE 10 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. The NWPA established the fee paid by Ameren Missouri and other utilities that own and operate those energy centers to the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated and sold by those plants. The NWPA also requires the DOE to review the nuclear waste fee annually against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE. Consistent with the NWPA and its standard contract, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998, Ameren Missouri had historically collected one mill from its electric customers for each kilowatthour of electricity that it generated and sold from its Callaway energy center. Because the federal government is not meeting its disposal obligation, the collection of this fee was suspended in 2014.
As a result of the DOE's failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. For the six months ended June 30, 2018 and 2017, Ameren Missouri did not receive any such reimbursements. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
Supplier of Fuel Assemblies
The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. As part of its bankruptcy plan, Westinghouse filed a schedule of assumed contracts, which includes all current contracts between Westinghouse and Ameren Missouri, including the contract for fabrication of fuel assemblies for the Callaway energy center. In April 2018, the bankruptcy court approved Westinghouse’s bankruptcy plan, which included the assumption of its contracts with Ameren Missouri. The plan is expected to become effective in the third quarter of 2018. At this time, Ameren and Ameren Missouri believe the remainder of the restructuring proceeding will not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri, and therefore do not expect any material impact to Ameren Missouri’s operations. A change of fuel suppliers or a change in the type of fuel assembly design that is currently licensed for use at the Callaway energy center could take an estimated three years of analysis and NRC licensing efforts to implement.
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

Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of June 30, 2018. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2018.

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
NOTE 11 – RETIREMENT BENEFITS
In March 2017, the FASB issued authoritative guidance that requires an entity to report, including on a retrospective basis, the non-service cost or income components of net periodic benefit cost separately from the service cost component and outside of operating income. The Ameren Companies adopted this guidance, effective January 1, 2018, and as a result, $22 million, $12 million, and $4 million of net benefit income has been retrospectively reclassified from "Operating Expenses – Other operations and maintenance" to “Other Income, Net” on Ameren's, Ameren Missouri's, and Ameren Illinois' respective statements of income for the six months ended June 30, 2017. Net benefit income of $10 million, $6 million, and $1 million has been similarly retrospectively reclassified on Ameren's, Ameren Missouri's, and Ameren Illinois' respective statements of income for the three months ended June 30, 2017.
The guidance also requires an entity to capitalize only the service cost component as part of an asset, such as inventory or property, plant, and equipment, on a prospective basis. Previously all of the net benefit cost components were eligible for capitalization. This change in the capitalization of net benefit costs is not expected to affect our ability to recover total net benefit cost through customer rates.

The following table presents the components of the net periodic benefit cost (income), prior to capitalization, incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost(a)	$25	$23	$50	$46	$5	$5	$10	$10
Non-service cost components:
Interest cost	42	45	84	90	9	11	20	23
Expected return on plan assets	(69)	(65)	(138)	(131)	(19)	(18)	(38)	(37)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	18	13	34	27	(3)	(1)	(3)	(3)
Total non-service cost components(b)	(9)	(7)	(20)	(14)	(14)	(9)	(23)	(19)
Net periodic benefit cost (income)	$16	$16	$30	$32	$(9)	$(4)	$(13)	$(9)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)
2018 amounts and the non-capitalized portion of 2017’s non-service cost components, as discussed above, are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.

Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
Ameren Missouri(a)	$6	$6	$11	$12	$—	$(1)	$—	$(2)
Ameren Illinois	10	10	19	20	(9)	(3)	(13)	(7)
Ameren(a)	$16	$16	$30	$32	$(9)	$(4)	$(13)	$(9)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – SEGMENT INFORMATION
Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission primarily comprises the aggregated electric transmission businesses of Ameren Illinois and ATXI. The category called Other primarily includes Ameren (parent) activities and Ameren Services.
Ameren Missouri has one segment. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. See Note 1 – Summary of Significant Accounting Policies for additional information regarding the operations of Ameren Missouri, Ameren Illinois, and ATXI.
Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois at each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution, other retail electric suppliers, and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2018 and 2017. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.

Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2018
External revenues	$946	$386	$142	$89		$—	$—	$1,563
Intersegment revenues	9	1	—	14		—	(24)	—
Net income attributable to Ameren common shareholders	168	33	7	36	(a)	(5)	—	239
Capital expenditures	205	132	66	130		(2)	2	533
2017
External revenues	$922	$387	$134	$92		$2	$—	$1,537
Intersegment revenues	12	2	—	13		—	(27)	—
Net income attributable to Ameren common shareholders	120	33	5	34	(a)	1	—	193
Capital expenditures	159	122	58	156		1	(2)	494
Six Months
2018
External revenues	$1,730	$785	$453	$180		$—	$—	$3,148
Intersegment revenues	17	2	—	27		—	(46)	—
Net income attributable to Ameren common shareholders	206	66	49	73	(a)	(4)	—	390
Capital expenditures	454	254	126	275		5	(2)	1,112
2017
External revenues	$1,695	$771	$398	$188		$—	$—	$3,052
Intersegment revenues	30	3	—	19		—	(52)	—
Net income attributable to Ameren common shareholders	125	63	38	68	(a)	1	—	295
Capital expenditures	355	242	109	290		5	(3)	998

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
External revenues	$387	$142	$49	$—	$578
Intersegment revenues	—	—	13	(13)	—
Net income available to common shareholder	33	7	22	—	62
Capital expenditures	132	66	104	—	302
2017
External revenues	$389	$134	$53	$—	$576
Intersegment revenues	—	—	12	(12)	—
Net income available to common shareholder	33	5	19	—	57
Capital expenditures	122	58	77	—	257
Six Months
2018
External revenues	$787	$453	$98	$—	$1,338
Intersegment revenues	—	—	26	(26)	—
Net income available to common shareholder	66	49	42	—	157
Capital expenditures	254	126	222	—	602
2017
External revenues	$774	$398	$107	$—	$1,279
Intersegment revenues	—	—	18	(18)	—
Net income available to common shareholder	63	38	35	—	136
Capital expenditures	242	109	133	—	484
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2018 and 2017. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

Three Months	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Consolidated
2018
Residential	$432		$221	$—	$—	$—	$—	$653
Commercial	364		126	—	—	—	—	490
Industrial	87		33	—	—	—	—	120
Other	47	(a)	7	—	103	—	(24)	133	(a)
Total electric revenues	$930		$387	$—	$103	$—	$(24)	$1,396
Residential	$13		$—	$97	$—	$—	$—	$110
Commercial	6		—	26	—	—	—	32
Industrial	—		—	5	—	—	—	5
Other	6		—	14	—	—	—	20
Total gas revenues	25		—	142	—	—	—	167
Total revenues(b)	$955		$387	$142	$103	$—	$(24)	$1,563
2017
Residential	$358		$208	$—	$—	$—	$—	$566
Commercial	332		129	—	—	—	—	461
Industrial	84		28	—	—	—	—	112
Other	138		24	—	105	2	(26)	243
Total electric revenues	$912		$389	$—	$105	$2	$(26)	$1,382
Residential	$10		$—	$84	$—	$—	$—	$94
Commercial	4		—	24	—	—	—	28
Industrial	1		—	2	—	—	—	3
Other	7		—	24	—	—	(1)	30
Total gas revenues	$22		$—	$134	$—	$—	$(1)	$155
Total revenues(b)	$934		$389	$134	$105	$2	$(27)	$1,537
Six Months
2018
Residential	$764		$440	$—	$—	$—	$—	$1,204
Commercial	616		250	—	—	—	—	866
Industrial	148		68	—	—	—	—	216
Other	143	(a)	29	—	207	—	(46)	333	(a)
Total electric revenues	$1,671		$787	$—	$207	$—	$(46)	$2,619
Residential	$54		$—	$340	$—	$—	$—	$394
Commercial	22		—	93	—	—	—	115
Industrial	2		—	11	—	—	—	13
Other	(2)		—	9	—	—	—	7
Total gas revenues	$76		$—	$453	$—	$—	$—	$529
Total revenues(b)	$1,747		$787	$453	$207	$—	$(46)	$3,148
2017
Residential	$644		$427	$—	$—	$—	$—	$1,071
Commercial	562		262	—	—	—	—	824
Industrial	142		56	—	—	—	—	198
Other	311		29	—	207	—	(51)	496
Total electric revenues	$1,659		$774	$—	$207	$—	$(51)	$2,589
Residential	$40		$—	$287	$—	$—	$—	$327
Commercial	16		—	79	—	—	—	95
Industrial	2		—	5	—	—	—	7
Other	8		—	27	—	—	(1)	34
Total gas revenues	$66		$—	$398	$—	$—	$(1)	$463
Total revenues(b)	$1,725		$774	$398	$207	$—	$(52)	$3,052

(a)
Includes $37 million and $47 million for the three and six months ended June 30, 2018, respectively, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through June 30, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(b)	The following table presents revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2018 and 2017:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Consolidated
2018
Revenues from alternative revenue programs	$(5)	$15	$(5)	$(5)	$—
Other revenues not from contracts with customers	5	3	—	—	8
2017
Revenues from alternative revenue programs	$(7)	$16	$1	$2	$12
Other revenues not from contracts with customers	3	1	1	—	5
Six Months
2018
Revenues from alternative revenue programs	$(9)	$46	$(8)	$(9)	$20
Other revenues not from contracts with customers	19	13	1	—	33
2017
Revenues from alternative revenue programs	$(14)	$49	$12	$7	$54
Other revenues not from contracts with customers	7	3	2	—	12

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
Residential	$221	$97	$—	$—	$318
Commercial	126	26	—	—	152
Industrial	33	5	—	—	38
Other	7	14	62	(13)	70
Total revenues(a)	$387	$142	$62	$(13)	$578
2017
Residential	$208	$84	$—	$—	$292
Commercial	129	24	—	—	153
Industrial	28	2	—	—	30
Other	24	24	65	(12)	101
Total revenues(a)	$389	$134	$65	$(12)	$576
Six Months
2018
Residential	$440	$340	$—	$—	$780
Commercial	250	93	—	—	343
Industrial	68	11	—	—	79
Other	29	9	124	(26)	136
Total revenues(a)	$787	$453	$124	$(26)	$1,338
2017
Residential	$427	$287	$—	$—	$714
Commercial	262	79	—	—	341
Industrial	56	5	—	—	61
Other	29	27	125	(18)	163
Total revenues(a)	$774	$398	$125	$(18)	$1,279

(a)
The following table presents revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2018 and 2017:

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Consolidated
2018
Revenues from alternative revenue programs	$15	$(5)	$(5)	$5
Other revenues not from contracts with customers	3	—	—	3
2017
Revenues from alternative revenue programs	$16	$1	$2	$19
Other revenues not from contracts with customers	1	1	—	2
Six Months
2018
Revenues from alternative revenue programs	$46	$(8)	$(9)	$29
Other revenues not from contracts with customers	13	1	—	14
2017
Revenues from alternative revenue programs	$49	$12	$5	$66
Other revenues not from contracts with customers	3	2	—	5

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
OVERVIEW
Net income attributable to Ameren common shareholders was $239 million in the three months ended June 30, 2018, compared with $193 million in the year-ago period. Net income attributable to Ameren common shareholders was $390 million in the six months ended June 30, 2018, compared with $295 million in the year-ago period. Net income in the three and six months ended June 30, 2018, compared to the year-ago periods, was favorably affected by colder winter and warmer early summer temperatures experienced in 2018, as well as an increase in base rates and lower base level expenses at Ameren Missouri, pursuant to the MoPSC’s March 2017 electric rate order. Earnings were also favorably affected by increased infrastructure investments in the Ameren Transmission, Ameren Illinois Electric Distribution, and

Ameren Illinois Natural Gas segments. Net income was unfavorably affected in the three and six months ended June 30, 2018, compared to the year-ago period, by increased other operation and maintenance expenses and by increased depreciation and amortization expenses, both primarily at Ameren Missouri.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. In the first six months of 2018, Ameren invested $655 million of capital expenditures in its FERC rate-regulated electric transmission and Illinois electric and natural gas distribution businesses.
In June 2018, legislation was enacted that enhanced Ameren Missouri’s electric regulatory framework. The enactment of Missouri Senate Bill 564 supports an incremental $1 billion of grid modernization investments through 2023. Upon Ameren Missouri’s expected PISA election, the legislation will allow deferral, for future recovery, of 85% of the depreciation expense and return on rate base related to certain property, plant, and equipment placed-in-service after August 28, 2018, and not included in base rates, which will mitigate the impacts of regulatory lag between regulatory rate reviews. Upon approval in a regulatory rate review, PISA deferrals would be added to rate base prospectively and earn a return based on Ameren Missouri’s weighted-average cost of capital over a recovery period of 20 years. Additional provisions apply when electing the use of PISA, which for Ameren Missouri, would include limiting electric rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA would be effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. The legislation maintains strong MoPSC oversight and consumer protections while supporting Ameren Missouri’s ability to strengthen and modernize Missouri’s electric grid.
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire a 400-megawatt wind generation facility after construction. The facility is expected to be located in northeastern Missouri and to be completed in 2020. The acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, and approval by the FERC. Ameren Missouri has filed for the certificate of convenience and necessity with the MoPSC. This facility would help Ameren Missouri to comply with the state renewable energy standard. In addition, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates, including recovery of interest at a short-term borrowing rate, on an annual basis without a traditional regulatory rate review. The RESRAM is designed to mitigate the impacts of regulatory lag for investments in wind generation and other renewables by providing more timely recovery of costs and would provide Ameren Missouri a greater opportunity to earn its allowed return on investment. Ameren Missouri anticipates a decision by January 2019 related to the certificate of convenience and necessity and proposed RESRAM. Further, Ameren Missouri is also pursuing the acquisition of an additional 300 megawatts of wind generation with multiple wind developers, which would allow Ameren Missouri to achieve compliance with Missouri's renewable energy standard.
Ameren Illinois invested $380 million in electric distribution and natural gas infrastructure projects in the first six months of 2018. In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In July 2018, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This update reflects an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018 and an increase to include the 2017 revenue requirement reconciliation adjustment. It also includes a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2018. An ICC decision on the revenue requirement to be used for 2019 rates is expected by December 2018.
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In July 2018, Ameren Illinois and the ICC staff filed a stipulation and agreement with the ICC that, pending ICC approval, would result in an annual natural gas rate increase of $37 million, based on the terms of the agreement and subject to adjustments for updated rate case and other postretirement benefit expenses. This increase in annual rates includes a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. It also reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which decreased the annual rates by approximately $17 million. A decision by the ICC in this proceeding is required by December 2018, with new rates expected to be effective in January 2019.
In the first six months of 2018, Ameren Transmission invested $275 million in FERC rate-regulated electric transmission projects, including the Illinois Rivers project, the Spoon River project, and Ameren Illinois’ transmission projects to maintain and improve reliability. ATXI’s Spoon River project, located in northwest Illinois, was placed in service in February 2018. ATXI’s construction activities for its Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by the end of 2019. Related to ATXI’s Mark Twain project, construction activities began in the second quarter of 2018 with completion of the project expected by the end of 2019.

RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, within the frameworks established by our regulators. In 2018, our revenues include a reduction for the pass through to customers of reduced income taxes resulting from TCJA, which is primarily offset by a reduction in income tax expense.
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
Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the throughput disincentive, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional regulatory rate review. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standard cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order.
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
The electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. The QIP rider provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
Ameren Illinois’ electric distribution service revenue requirement is based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. Under the formula ratemaking frameworks for both its electric distribution service and its electric energy-efficiency investments, the return on equity component is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity is directly correlated to the yields on such bonds. Additionally, Ameren Illinois recovers, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes.
Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers, renewable energy credit compliance, and zero emission credits. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois’ electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois employs other cost recovery mechanisms for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expenses and costs of certain asbestos-related claims not recovered in base rates.
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
Earnings Summary

The following table presents a summary of Ameren's earnings for the three months and six months ended June 30, 2018 and 2017:

	Three Months		Six Months
	2018	2017	2018	2017
Net income attributable to Ameren common shareholders	$239	$193	$390	$295
Earnings per common share – diluted	0.97	0.79	1.59	1.21
Net income attributable to Ameren common shareholders increased $46 million, or 18 cents per diluted share, in the three months ended June 30, 2018, compared with the year-ago period. The increase was primarily due to net income increases of $48 million, $2 million, and $2 million at Ameren Missouri, Ameren Illinois Natural Gas, and Ameren Transmission, respectively. The increase was partially offset by a net loss of $5 million for activity not reported as part of a segment, primarily at Ameren (parent), compared with net income of $1 million in the same period in 2017.
Net income attributable to Ameren common shareholders increased $95 million, or 38 cents per diluted share, in the six months ended June 30, 2018, compared with the year-ago period. The increase was primarily due to net income increases of $81 million, $11 million, $5 million, and $3 million at Ameren Missouri, Ameren Illinois Natural Gas, Ameren Transmission, and Ameren Illinois Electric Distribution, respectively. The increase was partially offset by a net loss of $4 million for activity not reported as part of a segment, primarily at Ameren (parent), compared with net income of $1 million in the same period in 2017.
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2018, compared to the year-ago periods (except where a specific period is referenced), by:

•
increased demand in 2018 at Ameren Missouri, primarily due to colder winter and warmer early summer temperatures experienced in 2018 (estimated at 24 cents per share and 32 cents per share, respectively);

•	increased base rates and lower base level of expenses at Ameren Missouri, pursuant to the MoPSC’s March 2017 electric rate order (9 cents per share for the six months ended June 30, 2018);

•	decreased financing costs at Ameren Missouri, primarily due to lower interest rates (2 cents per share for both periods);

•	decreased property taxes at Ameren Missouri due to lower assessed property values (2 cents per share for both periods);

•	increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent per share and 2 cents per share, respectively);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base investment (1 cent per share and 2 cents per share, respectively); and

•	the recognition of a MEEIA 2016 performance incentive (2 cents per share for the six months ended June 30, 2018).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2018, compared to the year-ago periods (except where a specific period is referenced), by:

•	increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri (5 cents per share and 8 cents per share, respectively);

•
decreased earnings at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to timing differences between the recognition of revenue and income tax expense (3 cents per share and 4 cents per share, respectively);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri, resulting from additional electric property, plant, and equipment (2 cents per share and 4 cents per share, respectively); and

•	an increase in weighted-average diluted shares outstanding (1 cent per share for both periods).
The cents per share information presented is based on the weighted-average basic shares outstanding in the three and six months ended 2017, and does not reflect any change in earnings per share resulting from dilution unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2018 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2018 and 2017:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2018:
Electric margins	$704	$269	$—	$103	$(8)	$1,068
Natural gas margins	17	—	99	—	—	116
Other operations and maintenance	(241)	(129)	(54)	(16)	1	(439)
Depreciation and amortization	(138)	(65)	(17)	(19)	1	(238)
Taxes other than income taxes	(84)	(21)	(13)	(3)	(1)	(122)
Other income, net	16	8	4	1	—	29
Interest charges	(51)	(19)	(9)	(18)	(3)	(100)
Income (taxes) benefit	(54)	(10)	(2)	(12)	4	(74)
Net income (loss)	169	33	8	36	(6)	240
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$168	$33	$7	$36	$(5)	$239
Three Months 2017:
Electric margins	$654	$290	$—	$105	$(6)	$1,043
Natural gas margins	17	—	98	—	(1)	114
Other operations and maintenance	(224)	(143)	(55)	(15)	6	(431)
Depreciation and amortization	(132)	(59)	(15)	(15)	(1)	(222)
Taxes other than income taxes	(85)	(18)	(10)	(2)	(2)	(117)
Other income, net	16	3	—	—	1	20
Interest charges	(53)	(19)	(8)	(16)	(3)	(99)
Income (taxes) benefit	(72)	(21)	(4)	(23)	6	(114)
Net income	121	33	6	34	—	194
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income attributable to Ameren common shareholders	$120	$33	$5	$34	$1	$193
Six Months 2018:
Electric margins	$1,215	$532	$—	$207	$(14)	$1,940
Natural gas margins	44	—	263	—	—	307
Other operations and maintenance	(473)	(254)	(114)	(32)	3	(870)
Depreciation and amortization	(274)	(128)	(32)	(37)	(1)	(472)
Taxes other than income taxes	(164)	(38)	(36)	(4)	(5)	(247)
Other income, net	29	11	5	3	4	52
Interest charges	(102)	(37)	(19)	(37)	(6)	(201)
Income (taxes) benefit	(67)	(19)	(17)	(27)	14	(116)
Net income (loss)	208	67	50	73	(5)	393
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income (loss) attributable to Ameren common shareholders	$206	$66	$49	$73	$(4)	$390
Six Months 2017:
Electric margins	$1,104	$568	$—	$207	$(15)	$1,864
Natural gas margins	41	—	252	—	(1)	292
Other operations and maintenance	(443)	(276)	(109)	(31)	10	(849)
Depreciation and amortization	(265)	(118)	(29)	(29)	(2)	(443)
Taxes other than income taxes	(160)	(36)	(31)	(3)	(5)	(235)
Other income (expense), net	32	4	(1)	—	3	38
Interest charges	(107)	(37)	(18)	(31)	(5)	(198)
Income (taxes) benefit	(75)	(41)	(25)	(45)	15	(171)
Net income	127	64	39	68	—	298
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$125	$63	$38	$68	$1	$295

Below is Ameren Illinois' table of income statement components by segment for the three and six months ended June 30, 2018 and 2017:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2018:
Electric and natural gas margins	$269	$99	$62	$430
Other operations and maintenance	(129)	(54)	(13)	(196)
Depreciation and amortization	(65)	(17)	(12)	(94)
Taxes other than income taxes	(21)	(13)	(1)	(35)
Other income, net	8	4	1	13
Interest charges	(19)	(9)	(9)	(37)
Income taxes	(10)	(2)	(6)	(18)
Net income	33	8	22	63
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$33	$7	$22	$62
Three Months 2017:
Electric and natural gas margins	$290	$98	$65	$453
Other operations and maintenance	(143)	(55)	(14)	(212)
Depreciation and amortization	(59)	(15)	(11)	(85)
Taxes other than income taxes	(18)	(10)	—	(28)
Other income, net	3	—	—	3
Interest charges	(19)	(8)	(9)	(36)
Income taxes	(21)	(4)	(12)	(37)
Net income	33	6	19	58
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$33	$5	$19	$57
Six Months 2018:
Electric and natural gas margins	$532	$263	$124	$919
Other operations and maintenance	(254)	(114)	(27)	(395)
Depreciation and amortization	(128)	(32)	(24)	(184)
Taxes other than income taxes	(38)	(36)	(2)	(76)
Other income, net	11	5	3	19
Interest charges	(37)	(19)	(18)	(74)
Income taxes	(19)	(17)	(14)	(50)
Net income	67	50	42	159
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$66	$49	$42	$157
Six Months 2017:
Electric and natural gas margins	$568	$252	$125	$945
Other operations and maintenance	(276)	(109)	(27)	(412)
Depreciation and amortization	(118)	(29)	(21)	(168)
Taxes other than income taxes	(36)	(31)	(1)	(68)
Other income (expense), net	4	(1)	—	3
Interest charges	(37)	(18)	(18)	(73)
Income taxes	(41)	(25)	(23)	(89)
Net income	64	39	35	138
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$63	$38	$35	$136

Electric and Natural Gas Margins

The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2018, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$69	$—	$—	$—	$—	$69
Base rates (estimate)(c)	(37)	(8)	—	(2)	—	(47)
Recovery of power restoration efforts provided to other utilities	2	2	—	—	—	4
Sales volume (excluding the effect of weather)	16	—	—	—	—	16
Off-system sales	(54)	—	—	—	—	(54)
Energy-efficiency program investments	—	3	—	—	—	3
Other	9	1	—	—	—	10
Cost recovery mechanisms – offset in fuel and purchased power(d)	6	19	—	—	—	25
Other cost recovery mechanisms(e)	7	(19)	—	—	—	(12)
Total electric revenue change	$18	$(2)	$—	$(2)	$—	$14
Fuel and purchased power change:
Energy costs (excluding the effect of weather)	$49	$—	$—	$—	$—	$49
Effect of weather (estimate)(b)	(11)	—	—	—	—	(11)
Other	—	—	—	—	(2)	(2)
Cost recovery mechanisms – offset in electric revenue(d)	(6)	(19)	—	—	—	(25)
Total fuel and purchased power change	$32	$(19)	$—	$—	$(2)	$11
Net change in electric margins	$50	$(21)	$—	$(2)	$(2)	$25
Natural gas revenue change:
Effect of weather (estimate)(b)	$7	$—	$—	$—	$—	$7
Base rates (estimate)	—	—	(7)	—	—	(7)
QIP rider	—	—	6	—	—	6
Other	—	—	—	—	1	1
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(4)	—	7	—	—	3
Other cost recovery mechanisms(e)	—	—	2	—	—	2
Total natural gas revenue change	$3	$—	$8	$—	$1	$12
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(7)	$—	$—	$—	$—	$(7)
Cost recovery mechanisms – offset in natural gas revenue(d)	4	—	(7)	—	—	(3)
Total natural gas purchased for resale change	$(3)	$—	$(7)	$—	$—	$(10)
Net change in natural gas margins	$—	$—	$1	$—	$1	$2

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$120	$—	$—	$—	$—	$120
Base rates (estimate)(c)	(32)	(15)	—	—	—	(47)
Recovery of power restoration efforts provided to other utilities	12	10	—	—	—	22
Sales volume (excluding the effect of weather)	13	—	—	—	—	13
MEEIA 2016 performance incentive	5	—	—	—	—	5
Off-system sales	(123)	—	—	—	—	(123)
Energy-efficiency program investments	—	5	—	—	—	5
Other	—	2	—	—	5	7
Cost recovery mechanisms – offset in fuel and purchased power(d)	2	46	—	—	—	48
Other cost recovery mechanisms(e)	15	(35)	—	—	—	(20)
Total electric revenue change	$12	$13	$—	$—	$5	$30
Fuel and purchased power change:
Energy costs (excluding the effect of weather)	$119	$—	$—	$—	$—	$119
Effect of weather (estimate)(b)	(26)	—	—	—	—	(26)
Effect of lower net energy costs included in base rates	9	—	—	—	—	9
Other	(1)	(3)	—	—	(4)	(8)
Cost recovery mechanisms – offset in electric revenue(d)	(2)	(46)	—	—	—	(48)
Total fuel and purchased power change	$99	$(49)	$—	$—	$(4)	$46
Net change in electric margins	$111	$(36)	$—	$—	$1	$76
Natural gas revenue change:
Effect of weather (estimate)(b)	$17	$—	$—	$—	$—	$17
Base rates (estimate)	—	—	(10)		—	(10)
QIP rider	—	—	10	—	—	10
Other	—	—	2	—	1	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(8)	—	44	—	—	36
Other cost recovery mechanisms(e)	1	—	9	—	—	10
Total natural gas revenue change	$10	$—	$55	$—	$1	$66
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(15)	$—	$—	$—	$—	$(15)
Cost recovery mechanisms – offset in natural gas revenue(d)	8	—	(44)	—	—	(36)
Total natural gas purchased for resale change	$(7)	$—	$(44)	$—	$—	$(51)
Net change in natural gas margins	$3	$—	$11	$—	$1	$15

(a)	Includes a decrease in transmission margins of $3 million and $1 million for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, at Ameren Illinois.

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

(e)
Offsetting increases or decreases to expenses are reflected in “Operating Expenses – Other operations and maintenance” or in “Operating Expenses – Taxes other than income taxes” on the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $25 million, or 2%, and $76 million, or 4%, for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Missouri, partially offset by decreased margins at Ameren Illinois Electric Distribution.
Ameren's natural gas margins increased $2 million, or 2%, and $15 million, or 5%, for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission's margins were comparable for the three and six months ended June 30, 2018, compared with the year-ago periods. The reduction in the federal statutory corporate income tax rate decreased margins $14 million and $24 million, respectively, offset by increased other recoverable expenses and increased rate base under forward-looking formula ratemaking. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the reduction in the federal statutory corporate income tax rate.
Ameren Missouri
Ameren Missouri’s electric margins increased $50 million, or 8%, and $111 million, or 10%, for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods. Ameren Missouri’s natural gas margins were comparable for the three months ended June 30, 2018, and increased $3 million, or 7%, for the six months ended June 30, 2018, compared with the year-ago periods, primarily due to colder winter temperatures, as discussed below.
The following items had a favorable effect on Ameren Missouri's electric margins for the three and six months ended June 30, 2018, compared with the year-ago periods (except where a specific period is referenced):

•
Winter temperatures were colder as heating degree days increased 131% and 51% for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, and early summer temperatures were warmer as cooling degree days increased 22% for the three months ended June 30, 2018, compared with the year-ago period. The effect of weather increased margins an estimated $58 million and $94 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$69 million and +$120 million, respectively) and the effect of weather (estimate) on fuel and purchased power (-$11 million and -$26 million, respectively) in the table above.

•
Excluding the estimated effects of weather and the MEEIA 2016 customer energy-efficiency programs, total retail sales volumes increased 3% and 2%, respectively, which increased margins an estimated $11 million and $9 million, respectively, primarily due to growth. The change in margins due to sales volumes is the sum of the effect of sales volumes (excluding the effect of weather) on electric revenues (+$16 million and +$13 million, respectively), the effect of the revenue change in off-system sales (-$54 million and -$123 million, respectively) and the effect of the change in energy costs (excluding the effect of weather) (+$49 million and +$119 million, respectively) in the table above.

•	The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts, which increased revenues $2 million and $12 million, respectively.

•
The MEEIA 2016 performance incentive, which increased revenues $5 million for the six months ended June 30, 2018, compared with the year-ago period. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2016 performance incentive.

Ameren Missouri's electric margins were unfavorably affected by decreased revenues, which reflected expected customer rate reductions in accordance with the TCJA section of Missouri Senate Bill 564, partially offset by higher electric base rates, as a result of the March 2017 electric rate order. These items collectively decreased margins an estimated $37 million and $23 million for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods. The net change in electric base rates is the sum of the change in base rates (estimate) (-$37 million and -$32 million, respectively) and the effect of lower net energy costs included in base rates (+$9 million for the six months ended June 30, 2018) in the table above.
Ameren Illinois
Ameren Illinois' electric margins decreased $24 million, or 7%, and $37 million, or 5%, for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, driven by decreased margins at Ameren Illinois Electric Distribution. Ameren Illinois Natural Gas’ margins were comparable for the three months ended June 30, 2018, and increased $11 million, or 4%, for the six months ended June 30, 2018, compared with the year-ago periods.

Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $21 million, or 7%, and $36 million, or 6%, for the three and six months ended June 30, 2018, respectively, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2018, compared with the year-ago periods:

•
Revenues decreased $19 million and $35 million, respectively, primarily due to a decrease in recoverable customer energy-efficiency costs prior to the FEJA. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in customer energy-efficiency costs prior to the FEJA.

•
Revenues decreased due to lower recoverable expenses under formula ratemaking pursuant to the IEIMA, partially offset by increased rate base, which collectively decreased margins $8 million and $15 million, respectively. The reduction in the federal statutory corporate income tax rate decreased recoverable expenses $15 million and $26 million, respectively.

The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2018, compared with the year-ago periods:

•	The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts, which increased revenues $2 million and $10 million, respectively.

•	Revenues increased $3 million and $5 million, respectively, due to energy-efficiency program investments pursuant to the FEJA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins were comparable for the three months ended June 30, 2018, and increased $11 million, or 4%, for the six months ended June 30, 2018, compared with the year-ago periods.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and six months ended June 30, 2018, compared with the year-ago periods:

•	Revenues from QIP recoveries, which increased margins $6 million and $10 million, respectively, due to additional investment in qualified natural gas infrastructure.

•	Revenues from other cost recovery mechanisms, which increased margins $2 million and $9 million, respectively.
Ameren Illinois Natural Gas’ margins were unfavorably affected by the reduction in the federal statutory corporate income tax rate, which decreased revenues $7 million and $10 million, respectively.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins were comparable for the three and six months ended June 30, 2018, compared with the year-ago periods. The reduction in the federal statutory corporate income tax rate decreased margins $9 million and $14 million, respectively, offset by increased rate base under forward-looking formula ratemaking.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $8 million and $21 million higher in the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, as discussed below, as well as increases of $5 million and $7 million, respectively, for activity not reported as part of a segment, primarily due to a decrease in intersegment eliminations.
Ameren Missouri
Other operations and maintenance expenses were $17 million and $30 million higher in the three and six months ended June 30, 2018, respectively, compared with the year-ago periods. The following items increased other operations and maintenance expenses for the three and six months ended June 30, 2018, compared with the year-ago periods:

•
Energy center maintenance costs, excluding refueling and maintenance outages costs at the Callaway energy center, increased $10 million and $15 million, respectively, primarily due to higher-than-normal non-nuclear scheduled outage costs, and higher coal handling charges.

•	Labor and benefit costs increased $3 million and $9 million, respectively, primarily due to assistance provided to other utilities to aid in power restoration efforts.

•	MEEIA customer energy-efficiency program costs increased $2 million and $7 million, respectively.
Ameren Illinois
Other operations and maintenance expenses were $16 million and $17 million lower in the three and six months ended June 30, 2018, respectively, compared with the year-ago periods at Ameren Illinois, as discussed below. Other operations and maintenance expenses were comparable in the three and six months ended June 30, 2018, with the year-ago periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $14 million and $22 million in the three and six months ended June 30, 2018, respectively, compared with the year-ago periods, primarily because of a decrease of $19 million and $36 million, respectively, in customer energy-efficiency costs prior to the FEJA. This decrease was partially offset by a $5 million and $14 million increase in labor and benefit costs in the three and six months ended June 30, 2018, respectively, primarily due to assistance provided to other utilities to aid in power restoration efforts.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable in the three months ended June 30, 2018, and increased $5 million in the six months ended June 30, 2018, compared with the year-ago periods, primarily because of increased bad debt, customer energy-efficiency, and environmental remediation costs.
Depreciation and Amortization
Depreciation and amortization expenses increased $16 million, $6 million, and $9 million in the three months ended June 30, 2018, and $29 million, $9 million, and $16 million in the six months ended June 30, 2018, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $5 million at Ameren in the three months ended June 30, 2018, compared with the year-ago period, primarily because of higher property taxes at Ameren Illinois Electric Distribution and higher gross receipts taxes at Ameren Illinois Natural Gas. Taxes other than income taxes increased $12 million at Ameren in the six months ended June 30, 2018, compared with the year-ago period, primarily because of higher gross receipts taxes at Ameren Missouri and Ameren Illinois Natural Gas. The increase in gross receipts taxes at Ameren Missouri in the six months ended June 30, 2018, is partially offset by a decrease in property taxes due to lower assessed property values.
Other Income, Net
Ameren
Other income, net, increased $9 million and $14 million in the three and six months ended June 30, 2018, compared with the year-ago periods, as discussed below. See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information.
Ameren Transmission
Other income, net, was comparable in the three months ended June 30, 2018, and increased $3 million in the six months ended June 30, 2018, compared with the year-ago periods, primarily because of an increase in the allowance for equity funds used during construction, along with an increase in the non-service cost components of net periodic benefit income resulting from the adoption of authoritative accounting guidance related to net periodic pension and postretirement benefit cost. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.
Ameren Missouri
Other income, net, was comparable in the three months ended June 30, 2018, and decreased $3 million in the six months ended June 30, 2018, compared with the year-ago periods, primarily because of a decrease in the non-service cost components of net periodic benefit income. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.

Ameren Illinois
Other income, net, increased $10 million and $16 million in the three and six months ended June 30, 2018, compared with the year-ago periods, primarily because of an increase in the non-service cost components of net periodic benefit income at each Ameren Illinois segment. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.
Interest Charges
Ameren
Interest charges were comparable in the three months ended June 30, 2018, with the year-ago period at Ameren and each of its segments. Interest charges increased $3 million in the six months ended June 30, 2018, compared with the year-ago period, as discussed below.
Ameren Transmission
Interest charges increased $6 million in the six months ended June 30, 2018, compared with the year-ago period, primarily because of an increase in average outstanding debt at ATXI.
Ameren Missouri
Interest charges decreased $5 million in the six months ended June 30, 2018, primarily because of a decrease in the average interest rate of long-term debt.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2018 and 2017:

	Three Months(a)		Six Months(a)
	2018	2017	2018	2017
Ameren	24%	37%	23%	36%
Ameren Missouri	24%	37%	24%	37%
Ameren Illinois	23%	39%	24%	39%
Ameren Illinois Electric Distribution	22%	39%	22%	39%
Ameren Illinois Natural Gas	25%	39%	26%	39%
Ameren Illinois Transmission	22%	39%	25%	39%
Ameren Transmission	25%	40%	27%	40%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2018 and 2017.
Ameren
The effective income tax rate was lower in the three and six months ended June 30, 2018, compared with the year-ago periods, because of the decrease in the federal statutory corporate income tax rate, along with amortization of excess deferred taxes at Ameren Illinois Electric Distribution, Ameren Illinois Transmission and Ameren Illinois Natural Gas and higher benefits related to stock-based compensation in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
Ameren Transmission
The effective income tax rate was lower in the three and six months ended June 30, 2018, compared with the year-ago periods, primarily because of the decrease in the federal statutory corporate income tax rate and amortization of excess deferred taxes in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year.
Ameren Missouri
The effective income tax rate was lower in the three and six months ended June 30, 2018, compared with the year-ago periods, primarily because of the decrease in the federal statutory corporate income tax rate in the current year. Based on an order issued by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018.
Ameren Illinois
The effective income tax rate was lower in the three and six months ended June 30, 2018, compared with the year-ago periods at Ameren Illinois and each of its segments primarily because of the decrease in the federal statutory corporate income tax rate in the current year, partially offset by the higher statutory corporate income tax rate in Illinois in the current year. The amortization of excess deferred taxes at Ameren Illinois Electric Distribution and Ameren Illinois Transmission in the current year also contributed to the lower effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term intercompany borrowings to support operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). The TCJA benefits customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which had the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is expected to decrease operating cash flows. The decrease in operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. We also expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, beginning in the first quarter of 2018, Ameren began to use newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, we may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking environments.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2018, for the Ameren Companies. The working capital deficit as of June 30, 2018, was primarily the result of current maturities of long-term debt as well as commercial paper issuances at Ameren (parent). With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.6 billion of liquidity at June 30, 2018.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2018 and 2017:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2018	2017	Variance	2018	2017	Variance	2018	2017	Variance
Ameren(a)	$820	$863	$(43)	$(1,129)	$(1,059)	$(70)	$337	$197	$140
Ameren Missouri	412	396	16	(543)	(253)	(290)	149	(143)	292
Ameren Illinois	287	375	(88)	(599)	(480)	(119)	328	105	223

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional regulatory rate review. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash paid for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly impact the amount and timing of our cash provided by operating activities.
Ameren
Ameren’s cash from operating activities decreased $43 million in the first six months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•	A $31 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event primarily with funds previously collected from Ameren Illinois customers.

•	A $25 million increase in expenditures for customer energy-efficiency programs at Ameren Illinois compared with amounts collected from customers under a cost recovery mechanism.

•
A $20 million decrease related to Ameren Illinois’ IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	A $19 million decrease in net energy costs collected from Ameren Missouri customers under the FAC.

•
An $18 million decrease resulting from income tax payments of $6 million, compared with income tax refunds of $12 million in 2017, pursuant to the tax allocation agreement with Ameren (parent), primarily due to the timing of payments and decreased tax due to the lower federal income tax rate and lower property-related deductions.

•
A $13 million increase in energy center maintenance costs at Ameren Missouri, excluding refueling and maintenance outage costs at the Callaway energy center, primarily due to higher-than-normal, non-nuclear scheduled outage costs, in addition to higher coal handling charges.

•	A net $11 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $9 million decrease in transmission service costs collected from Ameren Illinois customers under a cost recovery mechanism.
The following items partially offset the decrease in Ameren's cash from operating activities between periods:

•	A $27 million increase in natural gas commodity costs collected from Ameren Missouri and Ameren Illinois customers under the PGA.

•	The absence of $21 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	An $18 million increase in renewable energy credit compliance costs collected from Ameren Illinois customers pursuant to the FEJA.

•	A $17 million decrease in the cost of natural gas held in storage at Ameren Illinois, caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A $14 million decrease in pension and postretirement benefit contributions.

•	A $14 million decrease in expenditures for customer energy efficiency programs at Ameren Missouri compared with amounts collected from customers under MEEIA.

•	A $9 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $6 million decrease in coal inventory at Ameren Missouri because of decreased market prices.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $16 million in the first six months of 2018, compared with the year-ago period. The following items contributed to the increase:

•	A $49 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $14 million decrease in expenditures for customer energy-efficiency programs at Ameren Missouri compared with amounts collected from customers under MEEIA.

•	A $12 million increase in natural gas commodity costs collected from customers under the PGA.

•	A $7 million increase in interest payments, primarily due to a decrease in the average interest rate of long-term debt.

•	A $6 million decrease in coal inventory because of decreased market prices.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $19 million decrease in net energy costs collected from customers under the FAC.

•
A $13 million increase in energy center maintenance costs, excluding refueling and maintenance outage costs at the Callaway energy center, primarily due to higher-than-normal non-nuclear scheduled outage costs, in addition to higher coal handling charges.

•
An increase in income tax payments of $11 million to Ameren (parent) pursuant to the tax allocation agreement, primarily related to the timing of payments and decreased tax due to the lower federal income tax rate and lower property-related deductions.

•	A net $10 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $88 million in the first six months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•	A $39 million decrease resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $31 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event primarily with funds previously collected from customers.

•	A $25 million increase in expenditures for customer energy-efficiency programs compared with amounts collected from customers.

•
A $21 million increase in income tax payments to Ameren (parent) pursuant to the tax allocation agreement resulting primarily from the timing of payments and lower property-related deductions, partially offset by decreased tax due to the lower federal income tax rate.

•
A $20 million decrease related to IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	A $9 million decrease in transmission service costs collected from Ameren Illinois customers under a cost recovery mechanism.

•	An $8 million decrease related to the timing of payments from affiliates.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	An $18 million increase in renewable energy credit compliance costs collected from customers pursuant to the FEJA.

•	The absence of $17 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	A $16 million decrease in the cost of natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A $15 million increase in natural gas commodity costs collected from customers under the PGA.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased by $70 million in the first six months of 2018, compared to the year-ago period, primarily as a result of increased capital expenditures of $114 million, partially offset by a decrease of $34 million due to the timing of nuclear fuel expenditures. Increased capital expenditures at Ameren Missouri and Ameren Illinois, discussed below, were partially offset by a $104 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Illinois Rivers and Spoon River projects. The Spoon River project was placed in service in February 2018.
Ameren Missouri’s cash used in investing activities increased by $290 million between periods, primarily due to net money pool advances. In the first six months of 2018, Ameren Missouri made $66 million in advances to the money pool, compared with $161 million in returns of net money pool advances received during the same period in 2017. Additionally, capital expenditures increased $99 million between periods primarily related to energy center projects and electric distribution system reliability projects. The increase in capital expenditures was partially offset by a $34 million decrease in nuclear fuel expenditures due to the timing of purchases.
Ameren Illinois’ cash used in investing activities increased by $119 million between periods due to an increase in capital expenditures of $118 million primarily related to substation upgrades, upgrades to natural gas main infrastructure, and electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased by $140 million during the first six months of 2018, compared to the year-ago period. During the first six months of 2018, Ameren utilized net proceeds from the issuance of $874 million of long-term indebtedness and net commercial paper issuances to repay $323 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during the first six months of 2017, Ameren utilized net proceeds from the issuance of $883 million of long-term indebtedness and net commercial paper issuances to repay $425 million of higher-cost long-term indebtedness and to fund, in part, investing activities. Additionally, Ameren issued $40 million in common stock under its DRPlus and 401(k) plan in the first six months of 2018. Ameren also issued common stock related to stock-based compensation resulting in noncash financing activity during the first six months of 2018, compared with $24 million paid for the repurchase of common stock for stock-based compensation in the year-ago period. Ameren did not issue common stock in the first six months of 2017.

Ameren Missouri’s financing activities provided cash of $149 million during the first six months of 2018, compared to using cash of $143 million during the same period in 2017. During the first six months of 2018, Ameren Missouri utilized net proceeds from the issuance of $423 million of long-term indebtedness to repay $179 million of higher-cost long-term indebtedness, to repay $39 million of net commercial paper issuances, and to fund, in part, investing activities. In comparison, during the first six months of 2017, Ameren Missouri utilized net proceeds from the issuance of $459 million of long-term indebtedness and net commercial paper issuances to repay $425 million of higher-cost long-term indebtedness and to fund, in part, investing activities. Additionally, during the first six months of 2018, Ameren Missouri paid $50 million in common stock dividends, compared with $172 million in dividend payments in the year-ago period.
Ameren Illinois’ cash provided by financing activities increased by $223 million during the first six months of 2018, compared to the year-ago period. During the first six months of 2018, Ameren Illinois utilized net proceeds from the issuance of $430 million of long-term indebtedness to repay $62 million of net commercial paper issuances, and to fund, in part, investing activities. During the first six months of 2018, Ameren Illinois used commercial paper issuances to repay $144 million of higher-cost long-term indebtedness. In comparison, during the first six months of 2017, Ameren Illinois utilized net proceeds from commercial paper issuances of $108 million to fund, in part, investing activities. Additionally, in the first six months of 2018, Ameren Illinois received an $80 million capital contribution from Ameren (parent) and borrowed $31 million from the money pool, compared with no capital contribution or money pool activity in the year-ago period.
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
The following table presents Ameren’s consolidated liquidity as of June 30, 2018:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	295
Missouri Credit Agreement – credit available	705
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	211
Less: Letters of credit	1
Illinois Credit Agreement – credit available	888
Total Credit Available	$1,593
Cash and cash equivalents	29
Total Liquidity	$1,622
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

Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of any issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the six months ended June 30, 2018 and 2017.

	Month Issued, Redeemed, or Matured	2018		2017
Issuances of Long-term Debt
Ameren Missouri:
4.00% First mortgage bonds due 2048	April	$423		$—
2.95% Senior secured notes due 2027	June	—		399
Ameren Illinois:
3.80% First mortgage bonds due 2028	May	430		—
ATXI:
3.43% Senior notes due 2050	June	—		150
Total Ameren long-term debt issuances		$853		$549
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$40	(a) (b)	$—
Total common stock issuances		$40		$—
Total Ameren long-term debt and common stock issuances		$893		$549
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.00% Senior secured notes due 2018	April	$179		$—
6.40% Senior secured notes due 2017	June	—		425
Ameren Illinois:
6.25% Senior secured notes due 2018	May	144		—
Total Ameren long-term debt redemptions and maturities		$323		$425

(a)	Ameren issued a total of 0.7 million shares of common stock under its DRPlus and 401(k) plan.

(b)	Excludes 0.7 million shares of common stock valued at $35 million issued in connection with stock-based compensation.
See Note 4 – Long-Term Debt and Equity Financings under Part 1, Item 1, of this report for additional information, including proceeds from issuances of long-term debt and use of those proceeds.
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
At June 30, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2018, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2018 and 2017:

	Six Months
	2018	2017
Ameren Missouri	$50	$172
Ameren Illinois	—	—
ATXI	25	—
Ameren	223	214
Contractual Obligations
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
At June 30, 2018, total obligations related to minimum purchase commitments for coal, natural gas, nuclear fuel, purchased power, methane gas, equipment, and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren Illinois were $2,058 million, $1,227 million, and $779 million, respectively.
Off-balance-sheet Arrangements
At June 30, 2018, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at June 30, 2018. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at June 30, 2018, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $99 million, $52 million, and $47 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2018, if market prices were 15% higher or lower than June 30, 2018 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
As part of Ameren’s strategic plan, we pursue projects to meet our customers’ energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories. Ameren also evaluates competitive electric transmission investment opportunities as they arise. Additionally, Ameren Missouri expects to make investments over time that will enable it to transition to a more diverse energy generation portfolio, including investments in renewable energy resources.
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2018 and beyond.
Operations

•
On June 1, 2018, Missouri Senate Bill 564 was enacted. The section of the law applicable to the TCJA became effective immediately; the remaining sections, including the ability to elect PISA, become effective August 28, 2018. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $47 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through June 30, 2018. An additional amount will be recorded for July 2018 revenues. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review. Upon Ameren Missouri’s expected PISA election, it would be permitted to defer and recover 85% of the depreciation expense and return on rate base on certain property, plant, and equipment placed in-service after August 28, 2018, and not included in base rates, which would mitigate the impacts of regulatory lag between regulatory rate reviews. Upon approval in a regulatory rate review, PISA deferrals would be added to rate base prospectively and earn a return based on Ameren Missouri’s weighted-average cost of capital over a recovery period of 20 years. Additional provisions apply when electing the use of PISA, including limiting customer rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, applied to electric rates established April 1, 2017, less half of the 2018 savings from the TCJA passed on to customers. Ameren Missouri's electric base rates would also be frozen until April 2020 if the use of PISA is elected. Both the rate cap and PISA election would be effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. Ameren Missouri’s expected PISA election will support Ameren Missouri's ability to invest approximately $1 billion of incremental capital over the 2019 to 2023 period to strengthen and modernize Missouri's electric grid. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to receive up to 100 percent of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with the MISO or other RTOs, and approval by the FERC. This generation would be incremental to the expected renewable generation included in the 2017 IRP. Without extension, the option to elect into the program will terminate in the third quarter of 2023.

•
Ameren continues to invest in FERC-regulated electric transmission. ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by the end of 2019. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. Construction activities for the Mark Twain project are continuing on schedule and are expected to be completed by the end of 2019. ATXI’s expected remaining investment in its multi-value projects is approximately $300 million from 2018 through 2019, with the total investment to be more than $1.6 billion. In addition, Ameren Illinois expects to invest $2.3 billion in electric transmission assets from 2018 through 2022, to replace aging infrastructure and improve reliability.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the 2018 revenue requirements included in rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $273 million and $174 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI's revenue requirements of $12 million and $3 million, respectively, primarily because of the rate base growth, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. The timing and amount of any adjustment to the total allowed return on common equity that may be ordered as a result of the complaint case is uncertain. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ annual earnings by an estimated $8 million and $4 million, respectively, based on each company’s 2018 projected rate base.

•
Illinois law provides for an annual reconciliation of the electric distribution service revenue requirement necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois' 2018 electric distribution service revenues will be based on its 2018 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2018 revenue requirement is expected to be comparable to the 2017 revenue requirement because of an expected increase in recoverable costs, expected rate base growth, and an expected increase in the monthly average yield of 30-year United States Treasury bonds, partially offset by a decrease due to the lower federal statutory corporate income tax rates enacted under the TCJA. The 2018 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2020. A 50 basis point change in the average monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2018 projected year-end rate base.

•
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In July 2018, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. Pending ICC approval, this update filing will result in a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. These rates will affect Ameren Illinois' cash receipts during 2019, but will not determine its electric distribution service operating revenues, which will instead be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. An ICC decision on the revenue requirement used for 2019 rates is expected by December 2018.

•
Ameren Illinois is allowed to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021 that will earn a return. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs from 2022 through 2030. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are being collected from customers through a rider; they will not be included in the IEIMA formula ratemaking framework.

•
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In July 2018, Ameren Illinois and the ICC staff filed a stipulation and agreement with the ICC that, pending ICC approval, would result in an annual natural gas rate increase of $37 million, based on the terms of the agreement and subject to adjustments for updated rate case and other postretirement benefit expenses. This increase in annual rates includes a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. It also reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which decreased the annual rates by approximately $17 million. In an attempt to reduce regulatory lag, Ameren Illinois used a 2019 future test year in this proceeding.

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

•
Ameren Missouri expects to realize lower costs of fuel for generation over the next few years, compared to current levels, resulting from anticipated or recently signed coal and related transportation contracts. Substantially all the benefit of these lower costs would be passed through to customers through the FAC.

•
Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek regular electric and natural gas rate increases to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, such as Missouri Senate Bill 564, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy as a means to address CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base earnings growth but also higher depreciation and financing costs.

For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states and adding 100 megawatts of solar generation over the next 10 years. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, including the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC for projects located in Missouri, and any other required project approvals.

•
In connection with the 2017 IRP filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. To meet this goal, Ameren Missouri is targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level by retiring coal-fired generation at the end of each energy center’s useful life.

•
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire a 400-megawatt wind generation facility after construction. The facility is expected to be located in northeastern Missouri and to be completed in 2020. The acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, and approval by the FERC. Ameren Missouri has filed for the certificate of convenience and necessity with the MoPSC. This facility would help Ameren Missouri to comply with the state renewable energy standard. In addition, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates, including recovery of interest at a short-term borrowing rate, on an annual basis without a traditional regulatory rate review. The RESRAM is designed to mitigate the impacts of regulatory lag for investments in wind generation and other renewables by providing more timely recovery of costs and would provide Ameren Missouri a greater opportunity to earn its allowed return on investment. Ameren Missouri anticipates a decision by January 2019 related to the certificate of convenience and necessity and proposed RESRAM. Further, Ameren Missouri is also pursuing the acquisition of an additional 300 megawatts of wind generation with multiple wind developers, which would allow Ameren Missouri to achieve compliance with Missouri's renewable energy standard.

•
Through 2022, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $11.4 billion (Ameren Missouri - up to $4.5 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.3 billion) of capital expenditures during the period from 2018 through 2022. These estimates do not reflect the potential additional investments identified in Ameren Missouri’s 2017 IRP, which could represent incremental investments of approximately $1 billion through 2020 and are subject to regulatory approval. They also do not reflect potential incremental capital investments supported by newly enacted Missouri legislation of approximately $1 billion over the 2019 to 2023 period, nor do they reflect potential investments in new renewable sources of generation under Ameren Missouri's Renewable Choice Program.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation or are being reviewed or recommended for repeal by the EPA, so their ultimate implementation, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

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

•
Federal income tax legislation enacted under the TCJA will have significant impacts on our results of operations, financial position, liquidity, and financial metrics. The TCJA benefits customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. Our rate-regulated businesses recover income taxes in customer rates based on the federal and state statutory corporate income tax rates in effect when the revenue requirements used to determine those rates were established. However, there is a timing difference between when we collect funds from our customers for income taxes and when we pay such taxes. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which has the effect of increasing Ameren’s near-term projected income tax liabilities. Ameren expects to largely offset its income tax obligations through about 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is expected to decrease operating cash flows. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2021. Additionally, operating cash flows will be further reduced by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. Ameren expects a decrease in operating cash flows of approximately $1 billion from 2018 through 2022 (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.4 billion) as a result of the TCJA, and expects an increase in rate base of approximately $1 billion over the same time period (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.5 billion). See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the income tax proceedings with our regulators.

•
As a result of the reduced federal statutory corporate income tax rate enacted under TCJA, at December 31, 2017, we recorded a reduction in certain deferred income tax liabilities and a corresponding increase to net regulatory liabilities for funds previously collected from customers to pay for those deferred income tax liabilities. The TCJA includes provisions related to the IRS normalization rules that address the time period over which certain plant-related components of the excess deferred income taxes are to be reflected in customer rates. This time period for the Ameren Companies and ATXI is approximately 35 to 60 years. Other components of the excess deferred income taxes are being reflected in customer rates over 7 to 10 years, with amortization periods subject to regulatory review at Ameren Illinois and ATXI. The following table presents the net regulatory liabilities associated with excess deferred income taxes as of December 31, 2017, and the related amortization periods:

Amortization Period	Ameren Missouri	Ameren Illinois	ATXI	Total
35 - 60 years	$962	$803	$84	$1,849	(a)
7 - 10 years	404	(3)	2	403
Total	$1,366	$800	$86	$2,252

(a)	The amortization period related to $130 million and $21 million at Ameren Illinois and ATXI, respectively, remains subject to regulatory rate review.

•
In 2018, our rate-regulated businesses began to amortize excess deferred income taxes. Ameren Illinois and ATXI's 2018 income tax expense will reflect a full year of amortization, while Ameren Missouri's 2018 income tax expense will reflect five months of amortization related to its electric business, commencing in August 2018, in accordance with a MoPSC order received in July 2018. The amortization of such balances related to Ameren Missouri's gas business has not yet started. This amortization reduces our income tax expense and effective tax rates. Due to formula ratemaking, Ameren Illinois Electric Distribution and Ameren Transmission have an offsetting reduction in revenue from customers, with no overall impact on earnings. Ameren Missouri and Ameren Illinois Natural Gas interim period earnings may be affected by timing differences between the recognition of revenue and income tax expense. Based on its revenue pattern, Ameren Missouri anticipates a year-over-year increase in earnings in the third quarter of 2018, with the year-to-date third quarter increase in earnings to be largely offset in the fourth quarter of 2018, resulting in no material impact to year-over-year earnings.

•
As of June 30, 2018, Ameren had $155 million in tax benefits from federal and state net operating loss carryforwards and $123 million in federal and state income tax credit carryforwards. These carryforwards are expected to partially offset income tax obligations until 2020, at which time Ameren expects to begin making material income tax payments. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri and Ameren Illinois are expected to make income tax payments to Ameren (parent) in 2018.

•
In August 2018, the IRS proposed regulations that would clarify certain provisions of TCJA related to transition depreciation rules. We are currently assessing the potential impacts of the proposed regulations on our results of operations, financial position, and liquidity.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash requirements, beginning in the first quarter of 2018, Ameren began using newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, Ameren may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent), with the intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks.

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
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas and power, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2018. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 – Fair Value Measurements under Part I, Item 1, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Six Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$3	$(219)	$(216)	$8	$(217)	$(209)
Contracts realized or otherwise settled during the period	(3)	8	5	(7)	14	7
Fair value of new contracts entered into during the period	7	—	7	8	(1)	7
Other changes in fair value	3	(2)	1	1	(9)	(8)
Fair value of contracts outstanding at end of period, net	$10	$(213)	$(203)	$10	$(213)	$(203)

The following table presents maturities of derivative contracts as of June 30, 2018, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$6	$2	$—	$—	$8
Level 2(a)	(4)	(3)	—	—	(7)
Level 3(b)	7	2	—	—	9
Total	$9	$1	$—	$—	$10
Ameren Illinois:
Level 1	$—	$(1)	$—	$—	$(1)
Level 2(a)	(8)	(9)	(1)	—	(18)
Level 3(b)	(16)	(30)	(30)	(118)	(194)
Total	$(24)	$(40)	$(31)	$(118)	$(213)
Ameren:
Level 1	$6	$1	$—	$—	$7
Level 2(a)	(12)	(12)	(1)	—	(25)
Level 3(b)	(9)	(28)	(30)	(118)	(185)
Total	$(15)	$(39)	$(31)	$(118)	$(203)

(a)	Principally fixed-price vs. floating OTC power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2018, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Illinois’ natural gas regulatory rate review filed with the ICC in January 2018;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2018;

•	Ameren Illinois’ annual electric energy efficiency formula rate update filed with the ICC in June 2018;

•	Ameren Missouri’s proposed RESRAM filed with the MoPSC in June 2018;

•	Ameren Missouri’s MEEIA filing with the MoPSC in June 2018;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri with respect to the Clean Air Act; and

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2018 to June 30, 2018.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture, dated as of April 1, 2018, to Ameren Missouri Mortgage for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.2	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: August 7, 2018