Form 10-Q
period 2018-09-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2018-11-02
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2018, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 244,295,792
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation – 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation – 25,452,373

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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2017, filed by the Ameren Companies with the SEC.
Missouri Senate Bill 564 – A Missouri law that resulted in certain changes to the regulation of Ameren Missouri’s electric service business. These changes include a reduction of customer rates to pass through the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and, at each electric utility's election, the use of PISA, among other things.
PISA – Plant-in-service accounting, an election under Missouri Senate Bill 564 that permits electric utilities to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in-service after the PISA election date. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital.
RESRAM – Renewable energy standard rate-adjustment mechanism, a cost recovery mechanism allowed under state law that, upon approval by the MoPSC, would enable Ameren Missouri to recover costs relating to compliance with Missouri's renewable energy standard, including recovery of investments in wind generation and other renewables, and earn a return on those investments not already provided for in customer rates or any other recovery mechanism by adjusting customer rates on an annual basis without a traditional regulatory rate review. RESRAM regulatory assets will earn carrying costs at short-term interest rates.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, including the effects of the TCJA, and any changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff, Ameren Missouri’s proposed RESRAM filed with the MoPSC in May 2018, Ameren Missouri’s requested certificate of convenience and necessity for a wind generation facility filed with the MoPSC in October 2018, Ameren Missouri’s proposed customer energy-efficiency plan under the MEEIA filed with the MoPSC in June 2018 and revised in October 2018, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois' return on common equity and 30-year United States Treasury bond yields, and the related financial commitments;

•	the effect of the implementation of Missouri Senate Bill 564 on Ameren Missouri, including Ameren Missouri’s election to use PISA and the resulting customer rates caps;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

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

•
the effectiveness of Ameren Missouri’s customer energy-efficiency programs and the related revenues and performance incentives earned under its MEEIA programs, including Ameren Missouri’s proposed customer energy-efficiency plan filed with the MoPSC in June 2018 and revised in October 2018;

•	Ameren Illinois’ ability to achieve the FEJA electric customer energy-efficiency goals and the resulting impact on its allowed return on program investments;

•
our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed returns on equity;

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers’ tolerance for any related price increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from one NRC-licensed supplier of Callaway energy center’s assemblies;

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

•
the impact of current environmental regulations and new, more stringent, or changing requirements, including those related to CO2 and the proposed repeal and replacement of the Clean Power Plan and potential adoption and implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy portfolio requirements in Missouri and Illinois and with the zero emission standard in Illinois;

•
Ameren Missouri’s ability to acquire wind and other renewable generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind generation technologies; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, including the costs of such interconnections; and the implementation of a RESRAM;

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

•	the impact of adopting new accounting guidance;

•	the effects of strategic initiatives, including mergers, acquisitions, and divestitures;

•	legal and administrative proceedings;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$1,590	$1,594	$4,209	$4,183
Natural gas	134	129	663	592
Total operating revenues	1,724	1,723	4,872	4,775
Operating Expenses:
Fuel	216	199	590	594
Purchased power	148	163	453	493
Natural gas purchased for resale	30	25	252	196
Other operations and maintenance	429	413	1,299	1,262
Depreciation and amortization	241	225	713	668
Taxes other than income taxes	127	129	374	364
Total operating expenses	1,191	1,154	3,681	3,577
Operating Income	533	569	1,191	1,198
Other Income, Net	32	23	84	61
Interest Charges	101	97	302	295
Income Before Income Taxes	464	495	973	964
Income Taxes	105	205	221	376
Net Income	359	290	752	588
Less: Net Income Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Ameren Common Shareholders	$357	$288	$747	$583

Net Income	$359	$290	$752	$588
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $-, and $1, respectively	2	—	1	2
Comprehensive Income	361	290	753	590
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$359	$288	$748	$585

Earnings per Common Share – Basic	$1.46	$1.19	$3.06	$2.40

Earnings per Common Share – Diluted	$1.45	$1.18	$3.04	$2.39

Dividends per Common Share	$0.4575	$0.4400	$1.3725	$1.3200
Weighted-average Common Shares Outstanding – Basic	244.1	242.6	243.6	242.6
Weighted-average Common Shares Outstanding – Diluted	246.3	244.7	245.5	244.0
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$11	$10
Accounts receivable – trade (less allowance for doubtful accounts of $22 and $19, respectively)	605	445
Unbilled revenue	260	323
Miscellaneous accounts receivable	84	70
Inventories	525	522
Current regulatory assets	72	144
Other current assets	83	98
Total current assets	1,640	1,612
Property, Plant, and Equipment, Net	22,379	21,466
Investments and Other Assets:
Nuclear decommissioning trust fund	752	704
Goodwill	411	411
Regulatory assets	1,130	1,230
Other assets	647	522
Total investments and other assets	2,940	2,867
TOTAL ASSETS	$26,959	$25,945
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$649	$841
Short-term debt	521	484
Accounts and wages payable	591	902
Taxes accrued	154	52
Interest accrued	108	99
Customer deposits	126	108
Current regulatory liabilities	114	128
Other current liabilities	317	326
Total current liabilities	2,580	2,940
Long-term Debt, Net	7,614	7,094
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,692	2,506
Accumulated deferred investment tax credits	45	49
Regulatory liabilities	4,652	4,387
Asset retirement obligations	640	638
Pension and other postretirement benefits	529	545
Other deferred credits and liabilities	409	460
Total deferred credits and other liabilities	8,967	8,585
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 244.2 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,598	5,540
Retained earnings	2,073	1,660
Accumulated other comprehensive loss	(17)	(18)
Total Ameren Corporation shareholders’ equity	7,656	7,184
Noncontrolling Interests	142	142
Total equity	7,798	7,326
TOTAL LIABILITIES AND EQUITY	$26,959	$25,945
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$752	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	699	653
Amortization of nuclear fuel	71	71
Amortization of debt issuance costs and premium/discounts	16	16
Deferred income taxes and investment tax credits, net	212	366
Allowance for equity funds used during construction	(25)	(16)
Stock-based compensation costs	15	12
Other	21	(7)
Changes in assets and liabilities:
Receivables	(129)	(59)
Inventories	(4)	(20)
Accounts and wages payable	(198)	(183)
Taxes accrued	92	138
Regulatory assets and liabilities	213	89
Assets, other	(2)	18
Liabilities, other	(45)	12
Pension and other postretirement benefits	(2)	(31)
Net cash provided by operating activities	1,686	1,647
Cash Flows From Investing Activities:
Capital expenditures	(1,689)	(1,523)
Nuclear fuel expenditures	(30)	(52)
Purchases of securities – nuclear decommissioning trust fund	(172)	(187)
Sales and maturities of securities – nuclear decommissioning trust fund	159	175
Other	13	3
Net cash used in investing activities	(1,719)	(1,584)
Cash Flows From Financing Activities:
Dividends on common stock	(334)	(320)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	36	(112)
Maturities of long-term debt	(522)	(425)
Issuances of long-term debt	853	849
Issuances of common stock	56	—
Repurchases of common stock for stock-based compensation	—	(24)
Employee payroll taxes related to stock-based compensation	(19)	(15)
Debt issuance costs	(9)	(5)
Other	1	(1)
Net cash provided by (used in) financing activities	57	(58)
Net change in cash, cash equivalents, and restricted cash	24	5
Cash, cash equivalents, and restricted cash at beginning of year	68	52
Cash, cash equivalents, and restricted cash at end of period	$92	$57

Noncash financing activity – Issuance of common stock for stock-based compensation	$35	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$1,111	$1,099	$2,782	$2,758
Natural gas	18	17	94	83
Total operating revenues	1,129	1,116	2,876	2,841
Operating Expenses:
Fuel	216	199	590	594
Purchased power	49	43	131	203
Natural gas purchased for resale	5	4	37	29
Other operations and maintenance	234	229	707	672
Depreciation and amortization	137	134	411	399
Taxes other than income taxes	94	95	258	255
Total operating expenses	735	704	2,134	2,152
Operating Income	394	412	742	689
Other Income, Net	16	16	45	48
Interest Charges	50	50	152	157
Income Before Income Taxes	360	378	635	580
Income Taxes	65	143	132	218
Net Income	295	235	503	362
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$294	$234	$500	$359
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	28	—
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $7, respectively)	331	200
Accounts receivable – affiliates	16	11
Unbilled revenue	153	165
Miscellaneous accounts receivable	61	35
Inventories	385	388
Current regulatory assets	28	56
Other current assets	40	50
Total current assets	1,042	905
Property, Plant, and Equipment, Net	11,933	11,751
Investments and Other Assets:
Nuclear decommissioning trust fund	752	704
Regulatory assets	351	395
Other assets	305	288
Total investments and other assets	1,408	1,387
TOTAL ASSETS	$14,383	$14,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$384
Short-term debt	—	39
Accounts and wages payable	246	475
Accounts payable – affiliates	90	60
Taxes accrued	138	30
Interest accrued	62	54
Current regulatory liabilities	48	19
Other current liabilities	115	103
Total current liabilities	1,035	1,164
Long-term Debt, Net	3,668	3,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,636	1,650
Accumulated deferred investment tax credits	44	48
Regulatory liabilities	2,799	2,664
Asset retirement obligations	636	634
Pension and other postretirement benefits	204	213
Other deferred credits and liabilities	5	12
Total deferred credits and other liabilities	5,324	5,221
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,858	1,858
Preferred stock	80	80
Retained earnings	1,907	1,632
Total shareholders’ equity	4,356	4,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,383	$14,043
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$503	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	384
Amortization of nuclear fuel	71	71
Amortization of debt issuance costs and premium/discounts	4	5
Deferred income taxes and investment tax credits, net	4	55
Allowance for equity funds used during construction	(19)	(15)
Other	14	4
Changes in assets and liabilities:
Receivables	(156)	(117)
Inventories	3	(3)
Accounts and wages payable	(168)	(151)
Taxes accrued	148	160
Regulatory assets and liabilities	149	48
Assets, other	—	19
Liabilities, other	7	4
Pension and other postretirement benefits	3	(7)
Net cash provided by operating activities	961	819
Cash Flows From Investing Activities:
Capital expenditures	(664)	(533)
Nuclear fuel expenditures	(30)	(52)
Purchases of securities – nuclear decommissioning trust fund	(172)	(187)
Sales and maturities of securities – nuclear decommissioning trust fund	159	175
Money pool advances, net	(28)	143
Net cash used in investing activities	(735)	(454)
Cash Flows From Financing Activities:
Dividends on common stock	(225)	(332)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	(39)	—
Maturities of long-term debt	(378)	(425)
Issuances of long-term debt	423	399
Debt issuance costs	(4)	(3)
Net cash used in financing activities	(226)	(364)
Net change in cash, cash equivalents, and restricted cash	—	1
Cash, cash equivalents, and restricted cash at beginning of year	7	5
Cash, cash equivalents, and restricted cash at end of period	$7	$6
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Electric	$448	$462	$1,333	$1,343
Natural gas	116	112	569	510
Total operating revenues	564	574	1,902	1,853
Operating Expenses:
Purchased power	105	124	334	312
Natural gas purchased for resale	25	21	215	167
Other operations and maintenance	195	186	590	598
Depreciation and amortization	94	86	278	254
Taxes other than income taxes	32	33	108	101
Total operating expenses	451	450	1,525	1,432
Operating Income	113	124	377	421
Other Income, Net	11	5	30	8
Interest Charges	38	36	112	109
Income Before Income Taxes	86	93	295	320
Income Taxes	23	38	73	127
Net Income	63	55	222	193
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Shareholder	$63	$55	$220	$191
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $14 and $12, respectively)	251	234
Accounts receivable – affiliates	36	9
Unbilled revenue	107	158
Miscellaneous accounts receivable	33	35
Inventories	140	134
Current regulatory assets	44	87
Other current assets	18	15
Total current assets	629	672
Property, Plant, and Equipment, Net	8,969	8,293
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	743	822
Other assets	258	147
Total investments and other assets	1,412	1,380
TOTAL ASSETS	$11,010	$10,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$313	$457
Short-term debt	108	62
Borrowings from money pool	45	—
Accounts and wages payable	275	337
Accounts payable – affiliates	44	70
Taxes accrued	15	19
Interest accrued	39	33
Customer deposits	84	69
Current environmental remediation	50	42
Current regulatory liabilities	48	92
Other current liabilities	161	177
Total current liabilities	1,182	1,358
Long-term Debt, Net	2,801	2,373
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,081	1,021
Regulatory liabilities	1,732	1,629
Pension and other postretirement benefits	284	285
Environmental remediation	113	134
Other deferred credits and liabilities	207	235
Total deferred credits and other liabilities	3,417	3,304
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,093	2,013
Preferred stock	62	62
Retained earnings	1,455	1,235
Total shareholders’ equity	3,610	3,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,010	$10,345

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$222	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	254
Amortization of debt issuance costs and premium/discounts	10	10
Deferred income taxes and investment tax credits, net	56	161
Other	5	(1)
Changes in assets and liabilities:
Receivables	21	59
Inventories	(7)	(17)
Accounts and wages payable	(44)	(24)
Taxes accrued	(40)	(22)
Regulatory assets and liabilities	63	45
Assets, other	—	(5)
Liabilities, other	(40)	(2)
Pension and other postretirement benefits	(8)	(19)
Net cash provided by operating activities	516	632
Cash Flows From Investing Activities:
Capital expenditures	(947)	(760)
Other	10	6
Net cash used in investing activities	(937)	(754)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	46	118
Money pool borrowings, net	45	11
Maturities of long-term debt	(144)	—
Issuances of long-term debt	430	—
Debt issuance costs	(5)	—
Capital contribution from parent	80	—
Other	1	(1)
Net cash provided by financing activities	451	126
Net change in cash, cash equivalents, and restricted cash	30	4
Cash, cash equivalents, and restricted cash at beginning of year	41	28
Cash, cash equivalents, and restricted cash at end of period	$71	$32
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Ameren has other subsidiaries that conduct other activities, such as providing shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise.

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
As of September 30, 2018, and December 31, 2017, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $20 million and $17 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2018, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $20 million plus associated outstanding funding commitments of $17 million.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of September 30, 2018 and 2017, and December 31, 2017 and 2016:

	September 30, 2018			December 31, 2017			September 30, 2017			December 31, 2016
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents(a)	$11	$—	$—	$10	$—	$—	$9	$—	$—	$9	$—	$—
Restricted cash included in “Other current assets”	15	4	8	21	5	6	19	4	5	20	4	6
Restricted cash included in “Other assets”	63	—	63	35	—	35	27	—	27	22	—	22
Restricted cash included in “Nuclear decommissioning trust fund”	3	3	(b)	2	2	(b)	2	2	(b)	1	1	(b)
Total cash, cash equivalents, and restricted cash(c)	$92	$7	$71	$68	$7	$41	$57	$6	$32	$52	$5	$28

(a)	As presented on the balance sheets.

(b)	Not applicable.

(c)	As presented on the statements of cash flows.
Restricted cash included in Ameren’s other current assets primarily represents participant funds from Ameren (parent)’s DRPlus and funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. Restricted cash included in Ameren Missouri’s and Ameren Illinois’ other current assets primarily represents funds held by the VEBA trust.
Restricted cash included in Ameren’s and Ameren Illinois’ other assets primarily represents amounts in a trust fund restricted for the use of funding certain asbestos-related claims and amounts collected under a cost recovery rider that are restricted for use in the procurement of renewable energy credits.
Supplemental Cash Flow Information
The following table provides noncash investing activity excluded from the statements of cash flows for the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
	Ameren(a)	Ameren Missouri	Ameren Illinois	Ameren(a)	Ameren Missouri	Ameren Illinois
Accrued capital expenditures	$240	$94	$133	$202	$70	$100
Net realized and unrealized gain – nuclear decommissioning trust fund	33	33	(b)	53	53	(b)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

(b)	Not applicable.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2018, and December 31, 2017, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $40 million and $31 million, respectively.
For the three and nine months ended September 30, 2018 and 2017, the Ameren Companies recorded immaterial bad debt expense.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2018:

	Ameren Missouri		Ameren Illinois(a)	Ameren
Balance at December 31, 2017	$640	(b)	$4	$644	(b)
Liabilities settled	(4)		(c)	(4)
Accretion(d)	20		(c)	20
Change in estimates(e)	(14)		—	(14)
Balance at September 30, 2018	$642	(b)	$4	$646	(b)

(a)	Included in “Other deferred credits and liabilities” on the balance sheet.

(b)	Balance included $6 million in “Other current liabilities” on the balance sheet as of both December 31, 2017, and September 30, 2018.

(c)	Less than $1 million.

(d)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

(e)	Ameren Missouri changed its fair value estimate primarily due to a reduction in the cost estimate for closure of certain CCR storage facilities.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2018, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $256 million (December 31, 2017 – $265 million) and $120 million (December 31, 2017 – $129 million), respectively, while total borrowings against the policies were $113 million (December 31, 2017 – $120 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
Stock-based Compensation
The following table summarizes Ameren's nonvested performance share unit and restricted stock unit activity for the nine months ended September 30, 2018:

	Performance Share Units		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2018(a)	895,489	$52.28	—	$—
Granted	313,984	62.88	186,728	57.65
Forfeitures	(62,865)	50.78	(4,964)	58.99
Undistributed vested units(b)	(217,350)	53.57	(19,742)	59.01
Vested and distributed	(176,043)	52.88	—	—
Nonvested at September 30, 2018(c)	753,215	$56.31	162,022	$57.44

(a)	Does not include 712,572 undistributed vested performance share units.

(b)
Undistributed vested units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For undistributed vested performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.

(c)	Does not include 548,542 undistributed vested performance share units and 19,742 undistributed vested restricted stock units.
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
The fair value of each performance share unit granted in 2018 was determined to be $62.88, which was based on Ameren’s closing common share price of $58.99 at December 31, 2017, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period beginning January 1, 2018, relative to the designated peer group. The significant assumptions used to calculate fair value included a three-year risk-free rate of 1.98% and volatility of 15% to 23% for the peer group.
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
Deferred Compensation
As of both September 30, 2018, and December 31, 2017, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $86 million recorded at the present value of future benefits to be paid.
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
Retail distribution, electric transmission, and off-system revenues, including the underlying components described above, represent a series of goods or services that are substantially the same and have the same pattern of transfer over time to our customers. Revenues from contracts with customers is equal to the amounts billed and our estimate of electric and natural gas retail distribution services provided but unbilled at the end of each accounting period. Revenues are billed at least monthly, and payments are due less than one month after goods and/or services are provided. See Note 13 – Segment Information for disaggregated revenue information.
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
The Ameren Companies elected not to include disclosure related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. As of September 30, 2018 and 2017, our remaining performance obligations were immaterial.

Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months			Nine Months
	2018	2017		2018	2017
Ameren Missouri	$52	$51		$133	$122
Ameren Illinois	26	26	(a)	89	82	(a)
Ameren	$78	$77	(a)	$222	$204	(a)

(a)	Amounts have been adjusted from those previously reported to reflect additional excise taxes for the three and nine months ended September 30, 2017.
Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the period. Earnings per diluted share is computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of diluted common shares outstanding during the period. Earnings per diluted share reflects the dilution that would occur if certain stock-based performance share units and restricted stock units were assumed to be settled. The number of potential common shares assumed to have been issued was 2.2 million and 1.9 million in the three and nine months ended September 30, 2018, respectively, and 2.1 million and 1.4 million, respectively, in the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2018 and 2017.
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
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards relating to the measurement of credit losses on financial instruments and the reclassification of certain tax effects from accumulated OCI.
Leases
In February 2016, the FASB issued authoritative guidance that requires an entity to recognize assets and liabilities arising from all leases with a term greater than one year. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on its classification as a finance lease or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance will affect the Ameren Companies’ financial position by increasing the assets and liabilities recorded relating to their operating leases. We are also assessing the impacts of this guidance on our results of operations, cash flows, and disclosures. We have selected a software vendor and are in the process of implementing system changes required for the implementation of this guidance. We are currently assessing our agreements to determine those that are within the scope of this guidance. This guidance will be effective for the Ameren Companies in the first quarter of 2019.
In July 2018, the FASB issued authoritative guidance that provides entities with an optional transition method for adopting the new leases standard. Under this optional transition method, the Ameren Companies may adopt the new leases standard by recognizing a cumulative-effect adjustment to our January 1, 2019, retained earnings balances. Periods prior to 2019 would continue to be presented and disclosed in the financial statements in accordance with current GAAP. We are currently assessing whether we will elect this optional transition method.

Fair Value Measurement Disclosures
In August 2018, the FASB issued authoritative guidance that affects disclosure requirements for fair value measurements. The guidance will be effective for the Ameren Companies in the first quarter of 2020, with early adoption permitted. We are currently assessing the impacts of this guidance on our disclosures.
Defined Benefit Plan Disclosures
In August 2018, the FASB issued authoritative guidance that affects disclosure requirements for defined benefit plans. The guidance will be effective for the Ameren Companies in the fourth quarter of 2020, and will require changes to be applied retrospectively to each period presented. Early adoption is permitted. We are currently assessing the impacts of this guidance on our disclosures.
Implementation Costs Incurred in Certain Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance that aligns the requirements for capitalizing implementation costs incurred in certain hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires capitalized implementation costs to be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees of the associated hosting arrangement. Capitalized implementation costs must be presented in the balance sheet in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and payments for capitalized implementation costs must be classified in the statement of cash flows in the same manner as payments for hosting arrangement fees. The Ameren Companies early adopted this guidance in the third quarter of 2018 and applied the guidance prospectively to all implementation costs incurred after the date of adoption. The amount of implementation costs that were capitalized in the third quarter of 2018 was immaterial.
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that requires, among other things, inclusion of a statement of changes in shareholders’ equity, or disclosure of such changes, and disclosure of the amount of dividends per share for each class of shares with respect to interim periods. The guidance will be effective for the Ameren Companies in the fourth quarter of 2018. We are currently assessing the impact of this guidance on our disclosures.
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
Missouri
Missouri Senate Bill 564
On June 1, 2018, Missouri Senate Bill 564 was enacted. The section of the law applicable to the TCJA was effective immediately; the remaining sections, including the ability to elect PISA, became effective August 28, 2018. The law resulted in certain changes to the regulation of Ameren Missouri’s electric service business. These changes include the reduction of customer rates to pass through the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and, at each electric utility’s election, the use of PISA. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. The reduction included $74 million for the amortization of excess accumulated deferred income taxes. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $60 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review.
Ameren Missouri filed a notification with the MoPSC on September 1, 2018, to elect PISA. Under PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in-service after September 1, 2018, and not included in base rates. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The debt return on rate base is recognized in earnings as a reduction of “Interest Charges” until PISA deferrals are reflected in customer rates, while the equity return is recognized in earnings as “Operating Revenues – Electric” when billed to customers. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Costs not included in the PISA deferral, including the remaining 15% of the depreciation expense and return on rate base, remain subject to regulatory lag. Qualifying PISA capital expenditures exclude amounts related to new coal-fired, nuclear, and natural gas generating units and service to new customer premises. Amounts deferred under PISA were immaterial as of September 30, 2018.
As a result of Ameren Missouri’s PISA election, additional provisions of Missouri Senate Bill 564 apply, including limiting customer rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the 2018 savings from the TCJA that was passed on to customers. Additionally, Ameren Missouri’s electric base rates, as determined in the July 2018 MoPSC rate order, are frozen until April 1, 2020. Recoveries under the MEEIA, the FAC, and the RESRAM riders have not been frozen; however, except for costs recoverable under the MEEIA rider, Ameren Missouri will be unable to recover any amounts above the 2.85% cap from customers. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% cap, the overage will be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review will be subject to the rate cap. Any deferred overages approved for recovery will be recovered in a manner consistent with costs recovered under PISA. Both the rate cap and PISA election will be effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. Ameren Missouri’s PISA election supports Ameren Missouri’s ability to invest approximately $1 billion of incremental capital over the 2019 to 2023 period to strengthen and modernize Missouri’s electric grid.
Wind Generation Facilities and RESRAM
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In May 2018, Ameren Missouri filed for a certificate of convenience and necessity with the MoPSC for the 400-megawatt facility. The MoPSC issued an order approving a unanimous stipulation and agreement regarding that requested certificate in October 2018. Also in October 2018, Ameren Missouri entered into an agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts, and filed for a certificate of convenience and necessity with the MoPSC. The MoPSC is expected to issue an order regarding that certificate by May 2019. The up to 157-megawatt facility is expected to be located in northwestern Missouri. Both facilities are expected to be completed in 2020 and would help Ameren Missouri comply with the state renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, approval by the FERC, and other customary contract terms and conditions.
As a part of its May 2018 filing, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates on an annual basis without a traditional regulatory rate review. The October 2018 MoPSC order included approval of the RESRAM, without addressing recovery through the RESRAM of the 15% of capital investment not recovered under PISA, which was an objection raised by the MoOPC. Ameren Missouri anticipates a MoPSC decision resolving this remaining issue and approving the RESRAM tariff by December 2018. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy requirements, including recovery of investments in wind generation and other renewables, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or any other recovery mechanism. RESRAM regulatory assets will earn carrying costs at short-term interest rates.
Renewable Choice Program
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100 percent of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and approval by the FERC. This generation would be incremental to the expected renewable generation included in the 2017 IRP. Without extension, the option to elect into the program will terminate in the third quarter of 2023.
MEEIA
In June 2018, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. In October 2018, Ameren Missouri, the MoPSC staff, the MoOPC, and certain other intervenors filed a stipulation and agreement with the MoPSC with respect to that proposed plan. The proposed plan includes a three-year plan for a portfolio of customer energy-efficiency programs and a six-year plan for low-income energy-efficiency programs, along with a cost recovery mechanism. If the proposal is approved, Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per program year for the three-year period beginning March 2019. The proposed plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from or refund to customers any difference in actual MEEIA program costs and related lost revenues and the amounts collected from customers. In addition, similar to the MEEIA 2016 plan ending in February 2019, the proposed plan includes a performance incentive that would provide Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the three-year period beginning March 2019. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals. A decision by the MoPSC in this proceeding is anticipated in November 2018.
The MEEIA 2016 program provided Ameren Missouri with a performance incentive to earn additional revenues by achieving certain customer energy-efficiency goals, including $27 million if 100% of the goals were achieved during the three-year period beginning March 2016, with the potential to earn more if Ameren Missouri’s energy savings exceeded those goals. In September 2017, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the first year of the MEEIA 2016 programs. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized $5 million of revenues in the first quarter of 2018 relating to the MEEIA 2016 performance incentive. In October 2018, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the second year of the MEEIA 2016 programs. As a result of this order, Ameren Missouri will recognize $6 million of additional revenues in the fourth quarter of 2018 relating to the MEEIA 2016 performance incentive.
In July 2018, the Missouri Supreme Court overturned a 2016 decision by the Missouri Court of Appeals, Western District, which had upheld a 2015 MoPSC order regarding the determination of a certain input used to calculate the MEEIA 2013 performance incentive, and remanded the matter to the MoPSC. Upon issuance of a MoPSC order, Ameren Missouri expects to recognize an additional $9 million MEEIA 2013 performance incentive.
Illinois
Electric Distribution Service Rates
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This order reflected an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018, and an increase to include the 2017 revenue requirement reconciliation adjustment. It also included a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2018, consistent with the ICC’s December 2017 annual update filing order. As of September 30, 2018, Ameren Illinois had recorded a regulatory liability of $25 million to reflect the difference between Ameren Illinois’ estimate of its 2018 revenue requirement and the revenue requirement reflected in customer rates, including interest.
Electric Customer Energy-Efficiency Investments
In June 2018, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In November 2018, the ICC issued an order that approved 2019 rates of $35 million for electric customer energy-efficiency investments, which represents an increase of $20 million from 2018 rates.
Income Tax Regulatory Mechanisms
In February 2018, the ICC granted Ameren Illinois’ request, filed in January 2018, to establish a rider to reduce Ameren Illinois’ electric distribution customer rates for the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes, net of the increase in state income taxes enacted in July 2017. Ameren Illinois' electric distribution customer rates were reduced as a result of the rider beginning in the first quarter of 2018. The estimated reduction of $50 million per year will continue through 2019, as base rates will be adjusted to reflect the current income tax rates starting in 2020.
In April 2018, the ICC approved a rider for the difference between revenues billed under natural gas rates established pursuant to Ameren Illinois’ most recent natural gas rate order and the revenues that would have been billed had the state and federal tax rate changes discussed above been in effect. The rider required Ameren Illinois to record this difference as a regulatory liability beginning January 25, 2018. Ameren Illinois’ natural gas customer rates were reduced as a result of the rider beginning in May 2018, with an estimated reduction of up to $17 million to be reflected substantially over a one-year period.
2018 Natural Gas Delivery Service Regulatory Rate Review
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In November 2018, the ICC issued an order approving a stipulation and agreement that will result in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. The new rates will be effective starting in November 2018. This increase reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which collectively decreased annual rates by approximately $17 million. As a result of this order, rate base under the QIP rider has been reset to zero. Ameren Illinois used a 2019 future test year in this proceeding.

ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to one line segment in the Illinois Rivers project. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. In November 2017, ATXI appealed this decision to the Illinois Supreme Court. In October 2018, the Illinois Supreme Court reversed the Illinois Circuit Court for Edgar County’s decision and remanded the case for further proceedings. Absent the landowners pursuing rehearing, or a voluntary settlement, ATXI intends to file a motion to reinstate the condemnation cases in the Illinois Circuit Court for Edgar County in the fourth quarter of 2018. ATXI plans to complete the project by the end of 2019; however, delays associated with the condemnation proceedings or a rehearing arising from the Illinois Supreme Court’s ruling could delay the completion date. The estimated line segment capital expenditure investment is approximately $81 million, of which $38 million was invested as of September 30, 2018. The other eight line segments of the Illinois Rivers project are not affected by these proceedings.
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
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in an unrelated case in which the FERC established the allowed base return on common equity methodology used in the two MISO complaint cases described above. In October 2018, the FERC issued an order addressing the remanded issues, which proposed a new methodology for determining the base return on equity and required further briefs from the participants. A final order is not expected until 2019. While this order provides insight on how the FERC may determine the return on equity in the MISO complaint cases, Ameren is unable to predict the impact of the outcome on the MISO FERC complaint cases at this time. As the FERC is under no deadline to issue a final order, the timing of the issuance of the final order in the February 2015 complaint case, or any potential impact to the amounts refunded as a result of the November 2013 complaint case, is uncertain.
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
As of September 30, 2018, Ameren and Ameren Illinois had recorded current regulatory liabilities of $43 million and $25 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement were not utilized for direct borrowings during the nine months ended September 30, 2018, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at September 30, 2018, was $1.6 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2018. As of September 30, 2018, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 52%, 46%, and 48% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Ameren (parent)	$413	$383
Ameren Missouri	—	39
Ameren Illinois	108	62
Ameren Consolidated	$521	$484
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the nine months ended September 30, 2018 and 2017:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2018
Average daily commercial paper outstanding at par value	$431	$81	$117	$629
Weighted-average interest rate	2.23%	1.94%	2.21%	2.18%
Peak commercial paper during period at par value(a)	$543	$481	$442	$1,295
Peak interest rate	2.45%	2.42%	2.55%	2.55%
2017
Average daily commercial paper outstanding at par value	$669	$7	$78	$754
Weighted-average interest rate	1.27%	1.20%	1.28%	1.27%
Peak commercial paper during period at par value(a)	$841	$64	$193	$948
Peak interest rate	1.50%	1.41%	1.50%	1.50%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren Consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three and nine months ended September 30, 2018, was 2.00% and 2.02%, respectively (2017 – 1.24% and 1.18%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and nine months ended September 30, 2018 and 2017.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2018, Ameren issued a total of 0.2 million and 0.9 million shares, respectively, of common stock under its DRPlus and 401(k) plan, and received proceeds of $16 million and $56 million, respectively. In addition, in the first quarter of 2018, Ameren issued 0.7 million shares of common stock valued at $35 million upon the vesting of stock-based compensation. Ameren did not issue any common stock during the first nine months of 2017.
In October 2018, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of four million additional shares of its common stock under its 401(k) plan. Shares of common stock issuable under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
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
In August 2018, $199 million principal amount of Ameren Missouri’s 5.10% senior secured notes matured and were repaid with cash on hand.
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
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At September 30, 2018, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.

NOTE 5 – OTHER INCOME, NET

The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months			Nine Months
	2018		2017	2018		2017
Ameren:(a)
Other Income, Net
Allowance for equity funds used during construction	$11		$6	$25		$16
Interest income on industrial development revenue bonds	6		7	19		20
Other interest income	2		—	6		5
Non-service cost components of net periodic benefit income	17	(b)	11	52	(b)	33
Other income	2		1	5		3
Donations	(4)		—	(15)		(7)
Other expense	(2)		(2)	(8)		(9)
Total Other Income, Net	$32		$23	$84		$61
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$8		$6	$19		$15
Interest income on industrial development revenue bonds	6		7	19		20
Other interest income	1		—	2		1
Non-service cost components of net periodic benefit income	4	(b)	5	13	(b)	17
Other income	2		—	3		1
Donations	(3)		—	(6)		(2)
Other expense	(2)		(2)	(5)		(4)
Total Other Income, Net	$16		$16	$45		$48
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$3		$—	$6		$1
Interest income	1		1	4		5
Non-service cost components of net periodic benefit income	8		4	25		8
Other income	1		—	3		2
Donations	—		—	(5)		(5)
Other expense	(2)		—	(3)		(3)
Total Other Income, Net	$11		$5	$30		$8

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)
For the three and nine months ended September 30, 2018, the non-service cost components of net periodic benefit income were partially offset by a $5 million and $13 million deferral due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2018, and December 31, 2017. As of September 30, 2018, these contracts extended through October 2021, March 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions)
	2018			2017
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	42	(b)	42	28	(b)	28
Natural gas (in mmbtu)	20	160	180	24	139	163
Power (in megawatthours)	2	8	10	3	9	12

(a)	Consists of ultra-low-sulfur diesel products.

(b)	Not applicable.
All contracts considered to be derivative instruments are recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 7 – Fair Value Measurements for a discussion of our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2018, and December 31, 2017, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2018, and December 31, 2017:

	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren
2018
Fuel oils	Other current assets	$10	$—	$10
	Other assets	6	—	6
Natural gas	Other current assets	—	1	1
	Other assets	—	1	1
Power	Other current assets	3	—	3
	Total assets (a)	$19	$2	$21
Fuel oils	Other deferred credits and liabilities	$1	$—	$1
Natural gas	Other current liabilities	4	12	16
	Other deferred credits and liabilities	2	9	11
Power	Other current liabilities	3	13	16
	Other deferred credits and liabilities	—	174	174
	Total liabilities (b)	$10	$208	$218
2017
Fuel oils	Other current assets	$5	$—	$5
	Other assets	2	—	2
Natural gas	Other assets	1	—	1
Power	Other current assets	9	—	9
	Total assets (a)	$17	$—	$17
Natural gas	Other current liabilities	$5	$12	$17
	Other deferred credits and liabilities	3	10	13
Power	Other current liabilities	1	13	14
	Other deferred credits and liabilities	—	182	182
	Total liabilities (b)	$9	$217	$226

(a)	The cumulative amount of pretax net gains on all derivative instruments is deferred as a regulatory liability.

(b)	The cumulative amount of pretax net losses on all derivative instruments is deferred as a regulatory asset.

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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement gross on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2018, and December 31, 2017.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of September 30, 2018, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois’ maximum exposures were $37 million, $34 million and $3 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of September 30, 2018, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $32 million, $31 million, and $1 million, respectively.
Derivative Instruments with Credit Risk-related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on September 30, 2018, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$71	$4	$51
Ameren Illinois	49	—	43
Ameren	$120	$4	$94

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

(b)
As collateral requirements with certain counterparties are based on master netting arrangements or similar agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.

NOTE 7 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various methods to determine fair value, including market, income, and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about market risk or the risks inherent in the inputs to the valuation. Inputs to valuations can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Authoritative accounting guidance provides a fair value hierarchy that prioritizes the inputs used to measure fair value. On a quarterly basis, all financial assets and liabilities carried at fair value are classified and disclosed in one of three hierarchy levels. Financial assets and liabilities are classified in their entirety according to the lowest level of input that is significant to the fair value measurement. See Note 8 – Fair Value Measurements under Part II, Item 8, of the Form 10-K for information related to hierarchy levels.

We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). We have also factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2018 or 2017. At September 30, 2018, and December 31, 2017, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets – commodity contracts(a):
	Fuel oils	$8	$—	$8	$16
	Natural gas	—	1	1	2
	Power	—	—	3	3
	Total derivative assets – commodity contracts	$8	$1	$12	$21
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$497	$—	$—	$497
	Debt securities:
	U.S. Treasury and agency securities	—	139	—	139
	Corporate bonds	—	77	—	77
	Other	—	33	—	33
	Total nuclear decommissioning trust fund	$497	$249	$—	$746	(b)
	Total Ameren	$505	$250	$12	$767
Ameren Missouri	Derivative assets – commodity contracts(a):
	Fuel oils	$8	$—	$8	$16
	Power	—	—	3	3
	Total derivative assets – commodity contracts	$8	$—	$11	$19
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$497	$—	$—	$497
	Debt securities:
	U.S. Treasury and agency securities	—	139	—	139
	Corporate bonds	—	77	—	77
	Other	—	33	—	33
	Total nuclear decommissioning trust fund	$497	$249	$—	$746	(b)
	Total Ameren Missouri	$505	$249	$11	$765
Ameren Illinois	Derivative assets – commodity contracts(a):
	Natural gas	$—	$1	$1	$2
Liabilities:
Ameren	Derivative liabilities – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	1	21	5	27
	Power	—	—	190	190
	Total Ameren	$1	$21	$196	$218
Ameren Missouri	Derivative liabilities – commodity contracts(a):
	Fuel oils	$—	$—	$1	$1
	Natural gas	—	6	—	6
	Power	—	—	3	3
	Total Ameren Missouri	$—	$6	$4	$10
Ameren Illinois	Derivative liabilities – commodity contracts(a):
	Natural gas	$1	$15	$5	$21
	Power	—	—	187	187
	Total Ameren Illinois	$1	$15	$192	$208

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $6 million of cash and cash equivalents, receivables, payables, and accrued income, net.

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
All costs related to financial assets and liabilities classified as Level 3 in the fair value hierarchy are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments. For the three and nine months ended September 30, 2018 and 2017, the balances and changes in the fair value of Level 3 financial assets and liabilities associated with fuel oils and natural gas were immaterial.

The following table summarizes the changes in the fair value of power financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30, 2018
Beginning balance at July 1, 2018	$5	$(190)	$(185)
Realized and unrealized losses included in regulatory assets/liabilities	(4)	—	(4)
Purchases	1	—	1
Settlements	(1)	3	2
Transfers out of Level 3	(1)	—	(1)
Ending balance at September 30, 2018	$—	$(187)	$(187)
Change in unrealized losses related to assets/liabilities held at September 30, 2018	$—	$—	$—
For the three months ended September 30, 2017
Beginning balance at July 1, 2017	$14	$(192)	$(178)
Realized and unrealized losses included in regulatory assets/liabilities	(2)	(3)	(5)
Sales	1	—	1
Settlements	(3)	3	—
Ending balance at September 30, 2017	$10	$(192)	$(182)
Change in unrealized losses related to assets/liabilities held at September 30, 2017	$—	$(2)	$(2)
For the nine months ended September 30, 2018
Beginning balance at January 1, 2018	$7	$(195)	$(188)
Realized and unrealized losses included in regulatory assets/liabilities	(7)	(1)	(8)
Purchases	5	—	5
Settlements	(4)	9	5
Transfers out of Level 3	(1)	—	(1)
Ending balance at September 30, 2018	$—	$(187)	$(187)
Change in unrealized losses related to assets/liabilities held at September 30, 2018	$(1)	$(2)	$(3)
For the nine months ended September 30, 2017
Beginning balance at January 1, 2017	$7	$(185)	$(178)
Realized and unrealized losses included in regulatory assets/liabilities	(3)	(14)	(17)
Purchases	15	—	15
Sales	1	—	1
Settlements	(10)	7	(3)
Ending balance at September 30, 2017	$10	$(192)	$(182)
Change in unrealized losses related to assets/liabilities held at September 30, 2017	$—	$(15)	$(15)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the three and nine months ended September 30, 2018 and 2017, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.

The following table describes the valuation techniques and unobservable inputs utilized by the Ameren Companies for the fair value of financial assets and liabilities measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy as of September 30, 2018, and December 31, 2017:

		Fair Value					Weighted Average
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Level 3 Derivative asset and liability – commodity contracts(a):
2018
	Fuel oils	$8	$(1)	Option model	Volatilities(%)(b)	20 – 34	23
				Discounted cash flow	Counterparty credit risk(%)(c)(d)	0.21 – 0.79	0.55
					Ameren Missouri credit risk(%)(c)(d)	0.35	0.35
	Natural gas	1	(5)	Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.30) – 0.70	(0.80)
					Counterparty credit risk (%)(c)(d)	0.32 – 0.95	0.77
					Ameren Illinois credit risk (%)(c)(d)	0.35	0.35
	Power(e)	3	(190)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(f)	23 – 40	28
					Estimated auction price for FTRs ($/MW)(b)	(911) – 1,504	19
					Nodal basis ($/MWh)(f)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.95	0.95
					Ameren Illinois credit risk (%)(c)(d)	0.35	0.35
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	2 - 3	3
					Escalation rate (%)(b)(g)	4	4
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6
2017
	Fuel oils	$3	$—	Option model	Volatilities (%)(b)	20 – 26	22
				Discounted cash flow	Counterparty credit risk (%)(c)(d)	0.12 – 0.72	0.41
					Ameren Missouri credit risk (%)(c)(d)	0.37	0.37
	Natural gas	1	(4)	Option model	Volatilities (%)(b)	26 – 46	37
					Nodal basis ($/mmbtu)(c)	(0.50) – (0.30)	(0.40)
				Discounted cash flow	Nodal basis ($/mmbtu)(b)	(1.20) – 0.10	(1)
					Counterparty credit risk (%)(c)(d)	0.37 – 0.92	0.53
					Ameren credit risk (%)(c)(d)	0.37	0.37
	Power(e)	8	(196)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(f)	24 – 46	28
					Estimated auction price for FTRs ($/MW)(b)	(65) – 1,823	251
					Nodal basis ($/MWh)(f)	(10) – 0	(2)
					Counterparty credit risk (%)(c)(d)	0.28	0.28
					Ameren Illinois credit risk (%)(c)(d)	0.37	0.37
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(b)	3 – 4	3
					Escalation rate (%)(b)(g)	5	5
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(b)	5 – 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is applied only to counterparties with derivative asset balances. Ameren Missouri and Ameren Illinois credit risk is applied only to counterparties with derivative liability balances.

(e)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022 for September 30, 2018, and through 2021 for December 31, 2017. Valuations beyond 2022 for September 30, 2018, and 2021 for December 31, 2017, use fundamentally modeled pricing by month for peak and off-peak demand.

(f)	The balance at Ameren is comprised of Ameren Missouri and Ameren Illinois power contracts, which respond differently to unobservable input changes due to their opposing positions.

(g)	Escalation rate applies to power prices in 2031 and beyond.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of September 30, 2018, and December 31, 2017:

	September 30, 2018
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$92		$92	$—	$—		$92
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	521		—	521	—		521
Long-term debt (including current portion)(a)	8,263	(b)	—	7,981	412	(c)	8,393
Preferred stock(d)	142		—	139	—		139
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Advances to money pool	28		—	28	—		28
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Long-term debt (including current portion)(a)	4,004	(b)	—	4,173	—		4,173
Preferred stock	80		—	78	—		78
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$71		$71	$—	$—		$71
Short-term debt	108		—	108	—		108
Borrowings from money pool	45		—	45	—		45
Long-term debt (including current portion)	3,114	(b)	—	3,134	—		3,134
Preferred stock	62		—	61	—		61
	December 31, 2017
Ameren:
Cash, cash equivalents, and restricted cash	$68		$68	$—	$—		$68
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	484		—	484	—		484
Long-term debt (including current portion)(a)	7,935	(b)	—	8,531	—		8,531
Preferred stock(d)	142		—	131	—		131
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	39		—	39	—		39
Long-term debt (including current portion)(a)	3,961	(b)	—	4,348	—		4,348
Preferred stock	80		—	80	—		80
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$41		$41	$—	$—		$41
Short-term debt	62		—	62	—		62
Long-term debt (including current portion)	2,830	(b)	—	3,028	—		3,028
Preferred stock	62		—	51	—		51

(a)
Ameren and Ameren Missouri have investments in industrial revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the debt obligation for CTs leased from the city of Bowling Green and Audrain County. As of September 30, 2018, and December 31, 2017, the carrying amount of both the investments in industrial revenue bonds and the debt obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $56 million, $23 million, and $27 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2018. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $50 million, $20 million, and $24 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2017.

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
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2018 and 2017:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2018		$5	$	(a)		$11	$	(a)
agreements with Ameren Illinois		2017		4		(a)		21		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		6		(b)		17		2
rent and facility services		2017		7		1		20		3
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		(b)		(b)		(b)		(b)
miscellaneous support services		2017		(b)		(b)		(b)		1
Total Operating Revenues		2018		$11	$	(b)		$28		$2
		2017		11		1		41		4
Ameren Illinois power supply	Purchased Power	2018	$	(a)		$5	$	(a)		$11
agreements with Ameren Missouri		2017		(a)		4		(a)		21
Ameren Illinois transmission	Purchased Power	2018		(a)		(b)		(a)		1
services with ATXI		2017		(a)		(b)		(a)		1
Total Purchased Power		2018	$	(a)		$5	$	(a)		$12
		2017		(a)		4		(a)		22
Ameren Services support services	Other Operations and Maintenance	2018		$36		$33		$101		$93
agreement		2017		34		33		103		99
Money pool borrowings (advances)	Interest Charges/ Other Income, Net	2018	$	(b)	$	(b)	$	(b)	$	(b)
		2017		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments for fuel at September 30, 2018. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at September 30, 2018.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)	Methane Gas	Other	Total
Ameren:(d)
2018	$86	$55	$36	$60	$1	$38	$276
2019	319	189	26	157	4	51	746
2020	159	131	38	53	4	41	426
2021	121	70	56	10	5	30	292
2022	73	19	13	—	5	25	135
Thereafter	—	39	72	—	58	92	261
Total	$758	$503	$241	$280	$77	$277	$2,136
Ameren Missouri:
2018	$86	$11	$36	$—	$1	$31	$165
2019	319	39	26	—	4	35	423
2020	159	30	38	—	4	25	256
2021	121	14	56	—	5	25	221
2022	73	5	13	—	5	25	121
Thereafter	—	17	72	—	58	75	222
Total	$758	$116	$241	$—	$77	$216	$1,408
Ameren Illinois:
2018	$—	$44	$—	$60	$—	$4	$108
2019	—	150	—	157	—	7	314
2020	—	100	—	53	—	7	160
2021	—	56	—	10	—	—	66
2022	—	14	—	—	—	—	14
Thereafter	—	22	—	—	—	—	22
Total	$—	$386	$—	$280	$—	$18	$684

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2034 with various renewable energy suppliers due to the contingent nature of the payment amounts.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $42 million of zero emission credits through May 2019.
In April and September 2018, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and capacity through May 2021. In the April 2018 procurement event, Ameren Illinois contracted to purchase 3,956,200 megawatthours of energy products for $112 million from June 2018 through May 2021. In the September 2018 procurement event, Ameren Illinois contracted to purchase approximately 2,221,400 megawatthours of energy products for $63 million from October 2018 through May 2021. In addition, in the September procurement event, Ameren Illinois contracted to purchase 653 megawatts of capacity for $7 million from June 1, 2019, through May 31, 2020. The results of both procurement events are reflected in the amounts above. See Note 8 – Related-party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of the April procurement event.
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
Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $325 million to $425 million from 2018 through 2022 in order to comply with existing environmental regulations. Additional environmental controls beyond 2022 could be required. This estimate of capital expenditures includes expenditures required by CCR regulations, by the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantially revise regulatory obligations, exactly which compliance strategies will be used and their ultimate cost, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and proposed amendments to regulations and guidelines, including to the effluent limitation guidelines and the CCR Rule, which could ultimately result in the revision of all or part of such rules.
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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. The EPA has proposed to repeal and replace the Clean Power Plan and is currently taking public comments on a new rule known as the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from power plants. The EPA proposes to use certain efficiency measures as the best system of emission reduction for coal-fired power plants. The EPA is expected to finalize the Affordable Clean Energy Rule in the first quarter of 2019. We cannot predict the outcome of EPA’s rulemaking or the outcome of legal challenges related to such rulemaking.
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
CCR Management
In 2015, the EPA issued the CCR Rule, which established regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In July 2018, the EPA issued revisions to the CCR Rule that extended certain compliance deadlines and indicated that additional revisions to the CCR Rule are likely. Ameren and Ameren Missouri have AROs of $135 million recorded on their respective balance sheets as of September 30, 2018, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2018 and 2023. The recent EPA revisions do not affect Ameren Missouri’s plan. Ameren Missouri estimates it will need to make capital expenditures of $300 million to $350 million from 2018 through 2022 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, waste water treatment facilities, and groundwater monitoring equipment.
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
As of September 30, 2018, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois, the majority of which have been investigated, remediated, and closed. Ameren Illinois estimates it could substantially conclude remediation efforts by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of September 30, 2018, Ameren Illinois estimated the obligation related to these former MGP sites at $162 million to $226 million. Ameren and Ameren Illinois recorded a liability of $162 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2, located in Sauget, Illinois. In 2000, the EPA notified Ameren Missouri and numerous other companies that former landfills and lagoons at those sites may contain soil and groundwater contamination. In 2013, the EPA issued its record of decision for Sauget Area 2 approving the investigation and the remediation actions recommended by the potentially responsible parties. Ameren Missouri is the owner of one of the sites and in July 2018 reached an agreement with the EPA and Solutia, Inc., the primary potentially responsible party for Sauget Area 2, which limits Ameren Missouri’s cleanup obligation to the site it owns. Remediation efforts at the site are expected to occur in 2019. As of September 30, 2018, Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site.
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
As a result of the DOE’s failure to fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $11 million and $3 million in September 2018 and October 2017, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.
Supplier of Fuel Assemblies
The Callaway energy center uses nuclear fuel assemblies fabricated by Westinghouse, which is the only NRC-licensed supplier authorized to provide fuel assemblies to the Callaway energy center. During the first quarter of 2017, Westinghouse filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code. As part of its bankruptcy plan, Westinghouse filed a schedule of assumed contracts, which includes all current contracts between Westinghouse and Ameren Missouri, including the contract for fabrication of fuel assemblies for the Callaway energy center. In April 2018, the bankruptcy court approved Westinghouse’s bankruptcy plan, which included the assumption of its contracts with Ameren Missouri. In August 2018, the plan became effective and Westinghouse emerged from bankruptcy. This restructuring did not affect Westinghouse’s performance under the terms of its existing contracts with Ameren Missouri.
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

Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of November 1, 2018. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2018.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$450		$—
Pool participation	13,623	(a)	138	(b)
	$14,073	(c)	$138
Property damage:
NEIL and EMANI	$3,200	(d)	$27	(e)
Replacement power:
NEIL	$490	(f)	$7	(e)

(a)
Provided through mandatory participation in an industrywide retrospective premium assessment program. The maximum coverage available is dependent on the number of United States commercial reactors participating in the program.

(b)
Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $450 million in the event of an incident at any licensed United States commercial reactor, payable at $21 million per year.

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

The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear energy center. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. The most recent five-year inflationary adjustment became effective in November 2018. Owners of a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by the Price-Anderson Act.
Losses resulting from terrorist attacks on nuclear facilities insured by NEIL are subject to industrywide aggregates, such that terrorist acts against one or more commercial nuclear power plants within a stated time period would be treated as a single event, and the owners of the nuclear power plants would share the limit of liability. NEIL policies have an aggregate limit of $3.2 billion within a 12-month period for radiation events, or $1.8 billion for events not involving radiation contamination. The EMANI policies are not subject to industrywide aggregates in the event of terrorist attacks on nuclear facilities.
If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 11 – RETIREMENT BENEFITS
In March 2017, the FASB issued authoritative guidance that requires an entity to report, including on a retrospective basis, the non-service cost or income components of net periodic benefit cost separately from the service cost component and outside of operating income. The Ameren Companies adopted this guidance, effective January 1, 2018, and as a result, $33 million, $17 million, and $8 million of net benefit income has been retrospectively reclassified from “Operating Expenses – Other operations and maintenance” to “Other Income, Net” on Ameren's, Ameren Missouri’s, and Ameren Illinois’ respective statements of income for the nine months ended September 30, 2017. Net benefit income of $11 million, $5 million, and $4 million has been similarly retrospectively reclassified on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ respective statements of income for the three months ended September 30, 2017.
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

The following table presents the components of the net periodic benefit cost (income), prior to capitalization, incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost(a)	$25	$24	$75	$70	$6	$6	$16	$16
Non-service cost components:
Interest cost	42	44	126	134	10	12	30	35
Expected return on plan assets	(68)	(65)	(206)	(196)	(20)	(19)	(58)	(56)
Amortization of:
Prior service benefit	—	(1)	—	(1)	(1)	(2)	(3)	(4)
Actuarial loss (gain)	17	14	51	41	(2)	(2)	(5)	(5)
Total non-service cost components(b)	(9)	(8)	(29)	(22)	(13)	(11)	(36)	(30)
Net periodic benefit cost (income)	$16	$16	$46	$48	$(7)	$(5)	$(20)	$(14)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)
2018 amounts and the non-capitalized portion of 2017’s non-service cost components, as discussed above, are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.

Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017
Ameren Missouri(a)	$6	$6	$17	$18	$(1)	$(1)	$(1)	$(3)
Ameren Illinois	11	10	30	30	(6)	(3)	(19)	(10)
Other	(1)	—	(1)	—	—	(1)	—	(1)
Ameren(a)	$16	$16	$46	$48	$(7)	$(5)	$(20)	$(14)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2018 and 2017:

	Ameren			Ameren Missouri			Ameren Illinois
Three Months	2018		2017	2018		2017	2018		2017
Federal statutory corporate income tax rate:	21%		35%	21%		35%	21%		35%
Increases (decreases) from:
Amortization of excess deferred taxes	(6)		—	(7)	(a)	—	(3)		—
Other depreciation differences	—		1	—		1	(1)		(2)
Amortization of deferred investment tax credit	(1)		(1)	—		(1)	—		—
State tax	6		7	4		3	5		7
TCJA	3	(b)	—	—		—	4	(b)	—
Other permanent items	—		(1)	—		—	—		—
Effective income tax rate	23%		41%	18%		38%	26%		40%

Nine Months
Federal statutory corporate income tax rate:	21%		35%	21%		35%	21%		35%
Increases (decreases) from:
Amortization of excess deferred taxes	(3)		—	(4)	(a)	—	(4)		—
Other depreciation differences	—		—	—		1	—		—
Amortization of deferred investment tax credit	(1)		(1)	—		(1)	—		—
State tax	6		6	4		3	7		5
TCJA	1	(b)	—	—		—	1	(b)	—
Other permanent items	(1)		(1)	—		—	—		—
Effective income tax rate	23%		39%	21%		38%	25%		40%

(a)	Based on an order issued by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(b)	The Ameren Companies updated their respective provisional estimates recorded related to TCJA, as discussed below.
Federal Tax Reform

As of December 31, 2017, the Ameren Companies made provisional estimates for the measurement and accounting of certain effects of the TCJA in accordance with SEC guidance, which provides for a one-year period in which to complete the required analysis and update provisional estimates. During the three and nine months ended September 30, 2018, Ameren, Ameren Missouri, and Ameren Illinois updated their respective provisional estimates and recorded $13 million, $4 million, and $4 million, respectively, of income tax expense, primarily due to the application of proposed IRS regulations on depreciation transition rules. As of September 30, 2018, our provisional estimates also include amounts related to compensation-related deductions, which remain subject to adjustment based on any additional guidance that may be issued.
Missouri Income Tax Rate
In June 2018, legislation modifying Missouri tax law was enacted to decrease the state's corporate income tax rate from 6.25% to 4%, effective January 1, 2020. As a result, in the second quarter of 2018, Ameren’s and Ameren Missouri’s accumulated deferred tax balances were revalued, resulting in a net decrease of $33 million to their accumulated deferred tax liability, which was offset by a regulatory liability. Additionally, Ameren recorded an immaterial amount to income tax expense. As a result of its PISA election under Missouri Senate Bill 564, which prohibits a change in electric base rates prior to April 2020, Ameren Missouri anticipates that the effect of this tax decrease will be reflected in customer rates upon completion of its next regulatory rate review. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income.
NOTE 13 – SEGMENT INFORMATION
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
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2018 and 2017. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.

Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Consolidated
2018
External revenues	$1,118	$392	$116	$98		$—	$—	$1,724
Intersegment revenues	11	—	—	15		—	(26)	—
Net income attributable to Ameren common shareholders	294	35	—	48	(a)	(20)	—	357
Capital expenditures	210	135	111	124		1	(4)	577
2017
External revenues	$1,105	$404	$111	$105		$(2)	$—	$1,723
Intersegment revenues	11	—	1	14		—	(26)	—
Net income attributable to Ameren common shareholders	234	31	2	38	(a)	(17)	—	288
Capital expenditures	178	112	71	173		(2)	(7)	525
Nine Months
2018
External revenues	$2,848	$1,177	$569	$278		$—	$—	$4,872
Intersegment revenues	28	2	—	42		—	(72)	—
Net income attributable to Ameren common shareholders	500	101	49	121	(a)	(24)	—	747
Capital expenditures	664	389	237	399		6	(6)	1,689
2017
External revenues	$2,800	$1,175	$509	$293		$(2)	$—	$4,775
Intersegment revenues	41	3	1	33		—	(78)	—
Net income attributable to Ameren common shareholders	359	94	40	106	(a)	(16)	—	583
Capital expenditures	533	354	180	463		3	(10)	1,523

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
External revenues	$392	$116	$56	$—	$564
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	35	—	28	—	63
Capital expenditures	135	111	99	—	345
2017
External revenues	$404	$112	$58	$—	$574
Intersegment revenues	—	—	14	(14)	—
Net income available to common shareholder	31	2	22	—	55
Capital expenditures	112	71	93	—	276
Nine Months
2018
External revenues	$1,179	$569	$154	$—	$1,902
Intersegment revenues	—	—	41	(41)	—
Net income available to common shareholder	101	49	70	—	220
Capital expenditures	389	237	321	—	947
2017
External revenues	$1,178	$510	$165	$—	$1,853
Intersegment revenues	—	—	32	(32)	—
Net income available to common shareholder	94	40	57	—	191
Capital expenditures	354	180	226	—	760
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2018 and 2017. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

Three Months	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Consolidated
2018
Residential	$508		$223	$—	$—	$—	$—	$731
Commercial	417		131	—	—	—	—	548
Industrial	101		28	—	—	—	—	129
Other	85	(a)	10	—	113	—	(26)	182	(a)
Total electric revenues	$1,111		$392	$—	$113	$—	$(26)	$1,590
Residential	$8		$—	$68	$—	$—	$—	$76
Commercial	3		—	20	—	—	—	23
Industrial	1		—	1	—	—	—	2
Other	6		—	27	—	—	—	33
Total gas revenues	$18		$—	$116	$—	$—	$—	$134
Total revenues(b)	$1,129		$392	$116	$113	$—	$(26)	$1,724
2017
Residential	$491		$224	$—	$—	$—	$—	$715
Commercial	409		133	—	—	—	—	542
Industrial	100		27	—	—	—	—	127
Other	99		20	—	119	(2)	(26)	210
Total electric revenues	$1,099		$404	$—	$119	$(2)	$(26)	$1,594
Residential	$9		$—	$72	$—	$—	$—	$81
Commercial	4		—	21	—	—	—	25
Industrial	1		—	2	—	—	—	3
Other	3		—	17	—	—	—	20
Total gas revenues	$17		$—	$112	$—	$—	$—	$129
Total revenues(b)	$1,116		$404	$112	$119	$(2)	$(26)	$1,723
Nine Months
2018
Residential	$1,272		$663	$—	$—	$—	$—	$1,935
Commercial	1,033		381	—	—	—	—	1,414
Industrial	249		96	—	—	—	—	345
Other	228	(a)	39	—	320	—	(72)	515	(a)
Total electric revenues	$2,782		$1,179	$—	$320	$—	$(72)	$4,209
Residential	$62		$—	$408	$—	$—	$—	$470
Commercial	25		—	113	—	—	—	138
Industrial	3		—	12	—	—	—	15
Other	4		—	36	—	—	—	40
Total gas revenues	$94		$—	$569	$—	$—	$—	$663
Total revenues(b)	$2,876		$1,179	$569	$320	$—	$(72)	$4,872
2017
Residential	$1,135		$651	$—	$—	$—	$—	$1,786
Commercial	971		395	—	—	—	—	1,366
Industrial	242		83	—	—	—	—	325
Other	410		49	—	326	(2)	(77)	706
Total electric revenues	$2,758		$1,178	$—	$326	$(2)	$(77)	$4,183
Residential	$49		$—	$359	$—	$—	$—	$408
Commercial	20		—	100	—	—	—	120
Industrial	3		—	7	—	—	—	10
Other	11		—	44	—	—	(1)	54
Total gas revenues	$83		$—	$510	$—	$—	$(1)	$592
Total revenues(b)	$2,841		$1,178	$510	$326	$(2)	$(78)	$4,775

(a)
Includes $13 million and $60 million for the three and nine months ended September 30, 2018, respectively, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through September 30, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(b)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2018 and 2017:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Consolidated
2018
Revenues from alternative revenue programs	$1	$(98)	$(2)	$(12)	$(111)
Other revenues not from contracts with customers	3	1	1	—	5
2017
Revenues from alternative revenue programs	$(6)	$(96)	$(1)	$(2)	$(105)
Other revenues not from contracts with customers	4	2	—	—	6
Nine Months
2018
Revenues from alternative revenue programs	$(8)	$(52)	$(10)	$(21)	$(91)
Other revenues not from contracts with customers	22	14	2	—	38
2017
Revenues from alternative revenue programs	$(20)	$(47)	$11	$5	$(51)
Other revenues not from contracts with customers	11	5	2	—	18
Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2018
Residential	$223	$68	$—	$—	$291
Commercial	131	20	—	—	151
Industrial	28	1	—	—	29
Other	10	27	71	(15)	93
Total revenues(a)	$392	$116	$71	$(15)	$564
2017
Residential	$224	$72	$—	$—	$296
Commercial	133	21	—	—	154
Industrial	27	2	—	—	29
Other	20	17	72	(14)	95
Total revenues(a)	$404	$112	$72	$(14)	$574
Nine Months
2018
Residential	$663	$408	$—	$—	$1,071
Commercial	381	113	—	—	494
Industrial	96	12	—	—	108
Other	39	36	195	(41)	229
Total revenues(a)	$1,179	$569	$195	$(41)	$1,902
2017
Residential	$651	$359	$—	$—	$1,010
Commercial	395	100	—	—	495
Industrial	83	7	—	—	90
Other	49	44	197	(32)	258
Total revenues(a)	$1,178	$510	$197	$(32)	$1,853

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2018 and 2017:

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Consolidated
2018
Revenues from alternative revenue programs	$(98)	$(2)	$(10)	$(110)
Other revenues not from contracts with customers	1	1	—	2
2017
Revenues from alternative revenue programs	$(96)	$(1)	$(2)	$(99)
Other revenues not from contracts with customers	2	—	—	2
Nine Months
2018
Revenues from alternative revenue programs	$(52)	$(10)	$(19)	$(81)
Other revenues not from contracts with customers	14	2	—	16
2017
Revenues from alternative revenue programs	$(47)	$11	$3	$(33)
Other revenues not from contracts with customers	5	2	—	7
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
Ameren, headquartered in St. Louis, Missouri, is a public utility holding company whose primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Ameren has other subsidiaries that conduct other activities, such as providing shared services. Ameren evaluates competitive electric transmission investment opportunities as they arise.

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
OVERVIEW
Net income attributable to Ameren common shareholders was $357 million in the three months ended September 30, 2018, compared with $288 million in the year-ago period. Net income attributable to Ameren common shareholders was $747 million in the nine months ended September 30, 2018, compared with $583 million in the year-ago period. Net income in the three and nine months ended September 30, 2018, compared to the year-ago periods, was favorably affected by higher Ameren Missouri electric retail sales, primarily due to colder winter and warmer summer temperatures experienced in 2018, and timing differences between income tax expense and revenue reductions as a result of TCJA, primarily at Ameren Missouri. Earnings in both periods were also favorably affected by increased infrastructure investments in the Ameren Transmission and Ameren Illinois Electric Distribution segments. Additionally, Ameren Missouri’s net income in the nine months ended September 30, 2018, compared to the year-ago period, was favorably affected by higher base rates and a lower base level of expenses, which reduced operating expenses for net energy costs and other expenses subject to regulatory tracking mechanisms, pursuant to the MoPSC’s March 2017 electric rate order. Net income was unfavorably affected in the three and nine months ended September 30, 2018, compared to the year-ago periods, by increased other operations and maintenance expenses and increased depreciation and amortization expenses, all primarily at Ameren Missouri.
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
In June 2018, legislation was enacted that enhanced Ameren Missouri’s electric regulatory framework. The enactment of Missouri Senate Bill 564 supports incremental investments in grid modernization of approximately $1 billion through 2023. Ameren Missouri filed a notification with the MoPSC on September 1, 2018, to elect PISA. Under PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in-service after September 1, 2018, and not included in base rates. PISA will mitigate the impacts of regulatory lag between regulatory rate reviews. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Costs not included in the PISA deferral, including the remaining 15% of the depreciation expense and return on rate base, remain subject to regulatory lag. As a result of the PISA election, additional provisions under Missouri Senate Bill 564 apply to Ameren Missouri including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. Missouri Senate Bill 564 maintains strong MoPSC oversight and consumer protections while supporting Ameren Missouri’s ability to strengthen and modernize Missouri’s electric grid.
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In May 2018, Ameren Missouri filed for a certificate of convenience and necessity with the MoPSC for the 400-megawatt facility. The MoPSC issued an order approving a unanimous stipulation and agreement regarding that requested certificate in October 2018. Also in October 2018, Ameren Missouri entered into an agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts, and filed for a certificate of convenience and necessity with the MoPSC. The MoPSC is expected to issue an order regarding that certificate by May 2019. The up to 157-megawatt facility is expected to be located in northwestern Missouri. Both facilities are expected to be completed in 2020 and would help Ameren Missouri comply with the state renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, approval by the FERC, and other customary contract terms and conditions. As a part of its May 2018, Ameren Missouri requested the MoPSC authorize a proposed RESRAM. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding all provisions of the RESRAM, with the exception of a legal question raised by the MoOPC regarding the implications of PISA provisions on the RESRAM.
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019.
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In November 2018, the ICC issued an order approving a stipulation and agreement that will result in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. The new rates will be effective starting in November 2018.
ATXI’s Spoon River project, located in northwest Illinois, was placed in service in February 2018. ATXI’s construction activities for its Illinois Rivers project are continuing on schedule, and the last section of this project is expected to be completed by the end of 2019. Construction activities for ATXI’s Mark Twain project began in the second quarter of 2018, and the project is expected to be completed by the end of 2019.
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

This regulation has a material impact on the prices we charge for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, within the frameworks established by our regulators. Our 2018 revenues include a reduction from 2017 revenues for the pass-through to customers of reduced income taxes resulting from TCJA, which is substantially offset by a reduction in income tax expense.
Ameren Missouri principally uses coal, nuclear fuel, and natural gas for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. As described below, we have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution business, and a FAC for Ameren Missouri’s electric business.
Ameren Missouri’s electric service and natural gas distribution service rates are established in a traditional regulatory rate review based on a historical test year and an allowed return on equity. To mitigate the effects of regulatory lag, Ameren Missouri has recovery mechanisms in place for certain costs that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the throughput disincentive, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional regulatory rate review. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a renewable energy standard cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order.
Ameren Missouri filed a notification with the MoPSC on September 1, 2018, to elect PISA. Under PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in-service after September 1, 2018, and not included in base rates. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Ameren Illinois’ electric distribution service rates are reconciled annually to its actual revenue requirement and allowed return on equity, under a formula ratemaking process effective through 2022. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under the formula ratemaking frameworks for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity component is equal to the calendar year average of the monthly yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds.
Ameren Illinois’ natural gas distribution service rates are established in a traditional regulatory rate review based on a future test year and allowed return on equity. Ameren Illinois employs a VBA to ensure recoverability of the natural gas distribution service revenue requirement for residential and small nonresidential customers that is dependent on sales volumes. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes in sales volumes, including deviations from normal weather, occur. In addition, the QIP rider provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
Ameren Illinois also has recovery mechanisms in place for certain costs that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power purchased and transmission services incurred on behalf of its customers, renewable energy credit compliance, and zero emission credits. Ameren Illinois’ natural gas business has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through costs do not affect Ameren Illinois’ electric or natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois employs other cost recovery mechanisms for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expenses and costs of certain asbestos-related claims not recovered in base rates.
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
Earnings Summary

The following table presents a summary of Ameren’s earnings for the three months and nine months ended September 30, 2018 and 2017:

	Three Months		Nine Months
	2018	2017	2018	2017
Net income attributable to Ameren common shareholders	$357	$288	$747	$583
Earnings per common share – diluted	1.45	1.18	3.04	2.39
Net income attributable to Ameren common shareholders increased $69 million, or 27 cents per diluted share, in the three months ended September 30, 2018, compared with the year-ago period. The increase was primarily due to net income increases of $60 million and $10 million at Ameren Missouri and Ameren Transmission, respectively. The increase was partially offset by a $3 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $164 million, or 65 cents per diluted share, in the nine months ended September 30, 2018, compared with the year-ago period. The increase was primarily due to net income increases of $141 million, $15 million, $9 million, and $7 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. The increase was partially offset by an $8 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2018, compared to the year-ago periods (except where a specific period is referenced), by:

•	increased demand in 2018 at Ameren Missouri, primarily due to colder winter and warmer summer temperatures experienced in 2018 (estimated at 7 cents per share and 39 cents per share, respectively);

•
increased earnings at Ameren Missouri due to timing differences between income tax expense and revenue reductions related to the TCJA, which impacts interim period earnings but is not expected to materially impact year-over-year earnings (16 cents per share and 12 cents per share, respectively);

•
increased base rates and a lower base level of expenses, which reduced operating expenses for net energy costs and other expenses subject to regulatory tracking mechanisms, at Ameren Missouri, pursuant to the MoPSC’s March 2017 electric rate order (9 cents per share for the nine months ended September 30, 2018);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional rate base investment (4 cents per share and 6 cents per share, respectively);

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional investment and a higher recognized return on equity (2 cents per share and 4 cents per share, respectively);

•	decreased property taxes at Ameren Missouri due to lower assessed property values (1 cent per share and 3 cents per share, respectively);

•	decreased financing costs at Ameren Missouri, primarily due to lower interest rates (2 cents per share for the nine months ended September 30, 2018);

•	increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (2 cents per share for the nine months ended September 30, 2018); and

•	the recognition of a MEEIA 2016 performance incentive (2 cents per share for the nine months ended September 30, 2018).

Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2018, compared to the year-ago periods, by:

•
increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to higher-than-normal energy center scheduled outage, coal handling, and electric distribution maintenance costs at Ameren Missouri (4 cents per share and 12 cents per share, respectively);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri, resulting from additional electric property, plant, and equipment (2 cents per share and 6 cents per share, respectively); and

•	increased weighted-average basic shares outstanding and the effect of dilution (1 cent per share and 2 cents per share, respectively).
The cents per share information presented is based on the weighted-average basic shares outstanding in the three and nine months ended September 30, 2017, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2018 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2018 and 2017:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2018:
Electric margins	$846	$272	$—	$113	$(5)	$1,226
Natural gas margins	13	—	91	—	—	104
Other operations and maintenance	(234)	(126)	(56)	(16)	3	(429)
Depreciation and amortization	(137)	(65)	(16)	(20)	(3)	(241)
Taxes other than income taxes	(94)	(21)	(11)	1	(2)	(127)
Other income, net	16	7	2	2	5	32
Interest charges	(50)	(19)	(9)	(19)	(4)	(101)
Income taxes	(65)	(13)	(1)	(13)	(13)	(105)
Net income (loss)	295	35	—	48	(19)	359
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)	(2)
Net income (loss) attributable to Ameren common shareholders	$294	$35	$—	$48	$(20)	$357
Three Months 2017:
Electric margins	$857	$266	$—	$119	$(10)	$1,232
Natural gas margins	13	—	91	—	—	104
Other operations and maintenance	(229)	(121)	(52)	(16)	5	(413)
Depreciation and amortization	(134)	(60)	(15)	(15)	(1)	(225)
Taxes other than income taxes	(95)	(20)	(12)	(1)	(1)	(129)
Other income, net	16	4	1	—	2	23
Interest charges	(50)	(18)	(9)	(18)	(2)	(97)
Income taxes	(143)	(20)	(2)	(31)	(9)	(205)
Net income (loss)	235	31	2	38	(16)	290
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)	(2)
Net income (loss) attributable to Ameren common shareholders	$234	$31	$2	$38	$(17)	$288
Nine Months 2018:
Electric margins	$2,061	$804	$—	$320	$(19)	$3,166
Natural gas margins	57	—	354	—	—	411
Other operations and maintenance	(707)	(380)	(170)	(48)	6	(1,299)
Depreciation and amortization	(411)	(193)	(48)	(57)	(4)	(713)
Taxes other than income taxes	(258)	(59)	(47)	(3)	(7)	(374)
Other income, net	45	18	7	5	9	84
Interest charges	(152)	(56)	(28)	(56)	(10)	(302)
Income (taxes) benefit	(132)	(32)	(18)	(40)	1	(221)
Net income (loss)	503	102	50	121	(24)	752
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$500	$101	$49	$121	$(24)	$747
Nine Months 2017:
Electric margins	$1,961	$834	$—	$326	$(25)	$3,096
Natural gas margins	54	—	343	—	(1)	396
Other operations and maintenance	(672)	(397)	(161)	(47)	15	(1,262)
Depreciation and amortization	(399)	(178)	(44)	(44)	(3)	(668)
Taxes other than income taxes	(255)	(56)	(43)	(4)	(6)	(364)
Other income, net	48	8	—	—	5	61
Interest charges	(157)	(55)	(27)	(49)	(7)	(295)
Income (taxes) benefit	(218)	(61)	(27)	(76)	6	(376)
Net income (loss)	362	95	41	106	(16)	588
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$359	$94	$40	$106	$(16)	$583

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2018 and 2017:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2018:
Electric and natural gas margins	$272	$91	$71	$434
Other operations and maintenance	(126)	(56)	(13)	(195)
Depreciation and amortization	(65)	(16)	(13)	(94)
Taxes other than income taxes	(21)	(11)	—	(32)
Other income, net	7	2	2	11
Interest charges	(19)	(9)	(10)	(38)
Income taxes	(13)	(1)	(9)	(23)
Net income	35	—	28	63
Preferred stock dividends	—	—	—	—
Net income attributable to common shareholder	$35	$—	$28	$63
Three Months 2017:
Electric and natural gas margins	$266	$91	$72	$429
Other operations and maintenance	(121)	(52)	(13)	(186)
Depreciation and amortization	(60)	(15)	(11)	(86)
Taxes other than income taxes	(20)	(12)	(1)	(33)
Other income, net	4	1	—	5
Interest charges	(18)	(9)	(9)	(36)
Income taxes	(20)	(2)	(16)	(38)
Net income	31	2	22	55
Preferred stock dividends	—	—	—	—
Net income attributable to common shareholder	$31	$2	$22	$55
Nine Months 2018:
Electric and natural gas margins	$804	$354	$195	$1,353
Other operations and maintenance	(380)	(170)	(40)	(590)
Depreciation and amortization	(193)	(48)	(37)	(278)
Taxes other than income taxes	(59)	(47)	(2)	(108)
Other income, net	18	7	5	30
Interest charges	(56)	(28)	(28)	(112)
Income taxes	(32)	(18)	(23)	(73)
Net income	102	50	70	222
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$101	$49	$70	$220
Nine Months 2017:
Electric and natural gas margins	$834	$343	$197	$1,374
Other operations and maintenance	(397)	(161)	(40)	(598)
Depreciation and amortization	(178)	(44)	(32)	(254)
Taxes other than income taxes	(56)	(43)	(2)	(101)
Other income, net	8	—	—	8
Interest charges	(55)	(27)	(27)	(109)
Income taxes	(61)	(27)	(39)	(127)
Net income	95	41	57	193
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$94	$40	$57	$191

Electric and Natural Gas Margins

The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2018, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$21	$—	$—	$—	$—	$21
Base rates (estimate)(c)	(42)	5	—	(6)	—	(43)
Recovery of power restoration efforts provided to other utilities	(6)	(1)	—	—	—	(7)
Sales volume (excluding the effect of weather)	9	—	—	—	—	9
Off-system sales	4	—	—	—	—	4
Energy-efficiency program investments	—	2	—	—	—	2
Other	4	1	—	—	2	7
Cost recovery mechanisms – offset in fuel and purchased power(d)	16	(20)	—	—	—	(4)
Other cost recovery mechanisms(e)	6	1	—	—	—	7
Total electric revenue change	$12	$(12)	$—	$(6)	$2	$(4)
Fuel and purchased power change:
Energy costs (excluding the effect of weather)	$(4)	$—	$—	$—	$—	$(4)
Effect of weather (estimate)(b)	(4)	—	—	—	—	(4)
Other	1	(2)	—	—	3	2
Cost recovery mechanisms – offset in electric revenue(d)	(16)	20	—	—	—	4
Total fuel and purchased power change	$(23)	$18	$—	$—	$3	$(2)
Net change in electric margins	$(11)	$6	$—	$(6)	$5	$(6)
Natural gas revenue change:
Base rates (estimate)	—	—	(2)	—	—	(2)
QIP rider	—	—	3	—	—	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	1	—	4	—	—	5
Other cost recovery mechanisms(e)	—	—	(1)	—	—	(1)
Total natural gas revenue change	$1	$—	$4	$—	$—	$5
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	(1)	—	(4)	—	—	(5)
Total natural gas purchased for resale change	$(1)	$—	$(4)	$—	$—	$(5)
Net change in natural gas margins	$—	$—	$—	$—	$—	$—

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$141	$—	$—	$—	$—	$141
Base rates (estimate)(c)	(74)	(10)	—	(6)	—	(90)
Recovery of power restoration efforts provided to other utilities	6	9	—	—	—	15
Sales volume (excluding the effect of weather)	22	—	—	—	—	22
MEEIA 2016 performance incentive	5	—	—	—	—	5
Off-system sales	(119)	—	—	—	—	(119)
Energy-efficiency program investments	—	7	—	—	—	7
Other	4	3	—	—	7	14
Cost recovery mechanisms – offset in fuel and purchased power(d)	18	26	—	—	—	44
Other cost recovery mechanisms(e)	21	(34)	—	—	—	(13)
Total electric revenue change	$24	$1	$—	$(6)	$7	$26
Fuel and purchased power change:
Energy costs (excluding the effect of weather)	$115	$—	$—	$—	$—	$115
Effect of weather (estimate)(b)	(30)	—	—	—	—	(30)
Effect of lower net energy costs included in base rates	9	—	—	—	—	9
Other	—	(5)	—	—	(1)	(6)
Cost recovery mechanisms – offset in electric revenue(d)	(18)	(26)	—	—	—	(44)
Total fuel and purchased power change	$76	$(31)	$—	$—	$(1)	$44
Net change in electric margins	$100	$(30)	$—	$(6)	$6	$70
Natural gas revenue change:
Effect of weather (estimate)(b)	$17	$—	$—	$—	$—	$17
Base rates (estimate)	—	—	(12)	—	—	(12)
QIP rider	—	—	13	—	—	13
Other	—	—	2	—	1	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(7)	—	48	—	—	41
Other cost recovery mechanisms(e)	1	—	8	—	—	9
Total natural gas revenue change	$11	$—	$59	$—	$1	$71
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(15)	$—	$—	$—	$—	$(15)
Cost recovery mechanisms – offset in natural gas revenue(d)	7	—	(48)	—	—	(41)
Total natural gas purchased for resale change	$(8)	$—	$(48)	$—	$—	$(56)
Net change in natural gas margins	$3	$—	$11	$—	$1	$15

(a)	Includes a decrease in transmission margins of $1 million and $2 million at Ameren Illinois for the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)
For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates.

(d)
Electric and natural gas revenue changes are offset by corresponding changes in “Fuel”, “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins.

(e)
Offsetting increases or decreases to expenses are reflected in “Operating Expenses – Other operations and maintenance” or in “Operating Expenses – Taxes other than income taxes” on the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins decreased $6 million, or less than 1%, for the three months ended September 30, 2018, compared with the year-ago period, primarily because of decreased margins at Ameren Missouri and Ameren Transmission, partially offset by increased margins at Ameren Illinois Electric Distribution. Ameren’s electric margins increased $70 million, or 2%, for the nine months ended September 30, 2018, compared with the year-ago period, primarily because of increased margins at Ameren Missouri, partially offset by decreased margins at Ameren Illinois Electric Distribution.
Ameren’s natural gas margins were comparable for the three months ended September 30, 2018, compared with the year-ago period. Ameren’s natural gas margins increased $15 million, or 4%, for the nine months ended September 30, 2018, compared with the year-ago period, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission’s margins decreased $6 million, or 5%, and $6 million, or 2%, for the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods. The reduction in the federal statutory corporate income tax rate decreased margins $18 million and $42 million, respectively, partially offset by additional revenues from increased other recoverable expenses and increased rate base under forward-looking formula ratemaking. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the reduction in the federal statutory corporate income tax rate.
Ameren Missouri
Ameren Missouri’s electric margins decreased $11 million, or 1%, for the three months ended September 30, 2018, compared with the year-ago period. Ameren Missouri’s electric margins increased $100 million, or 5%, for the nine months ended September 30, 2018, compared with the year-ago period. Ameren Missouri’s natural gas margins were comparable for the three months ended September 30, 2018, and increased $3 million, or 6%, for the nine months ended September 30, 2018, compared with the year-ago periods, primarily due to colder winter temperatures, as discussed below.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2018, compared with the year-ago periods (except where a specific period is referenced):

•
Summer temperatures were warmer as cooling degree days increased 4% and 10% for the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods, and winter temperatures were colder as heating degree days increased 51% for the nine months ended September 30, 2018, compared with the year-ago period. The effect of weather increased margins an estimated $17 million and $111 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$21 million and +$141 million, respectively) and the effect of weather (estimate) on fuel and purchased power (-$4 million and -$30 million, respectively) in the table above.

•
Excluding the estimated effects of weather and the MEEIA 2016 customer energy-efficiency programs, total retail sales volumes increased 1% for both periods, which increased margins an estimated $9 million and $18 million, respectively, primarily due to growth. The change in margins due to sales volumes is the sum of the effect of sales volumes (excluding the effect of weather) on electric revenues (+$9 million and +$22 million, respectively), the effect of the revenue change in off-system sales (+$4 million and -$119 million, respectively), and the effect of the change in energy costs (excluding the effect of weather) (-$4 million and +$115 million, respectively) in the table above.

•
An increase in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which increased revenues $6 million for the nine months ended September 30, 2018, compared with the year-ago period.

•
The MEEIA 2016 performance incentive, which increased revenues $5 million for the nine months ended September 30, 2018, compared with the year-ago period. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2016 performance incentive.

The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2018, compared with the year-ago periods (except where a specific period is referenced):

•
The reduction of customer rates in accordance with the TCJA section of Missouri Senate Bill 564, partially offset by higher electric base rates, as a result of the March 2017 electric rate order. These items collectively decreased margins an estimated $42 million and $65 million for the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods. The net change in electric base rates is the sum of the change in base rates (estimate) (-$42 million and -$74 million, respectively) and the effect of lower net energy costs included in base rates (+$9 million for the nine months ended September 30, 2018) in the table above.

•
A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which decreased revenues $6 million for the three months ended September 30, 2018, compared with the year-ago period.

Ameren Illinois
Ameren Illinois’ electric margins increased $5 million, or 1%, for the three months ended September 30, 2018, compared with the year-ago period, driven by increased margins at Ameren Illinois Electric Distribution. Ameren Illinois’ electric margins decreased $32 million, or 3%, for the nine months ended September 30, 2018, compared with the year-ago period, driven by decreased margins at Ameren Illinois Electric Distribution. Ameren Illinois Natural Gas’ margins were comparable for the three months ended September 30, 2018, and increased $11 million, or 3%, for the nine months ended September 30, 2018, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $6 million, or 2%, for the three months ended September 30, 2018, compared with the year-ago period. Ameren Illinois Electric Distribution’s margins decreased $30 million, or 4%, for the nine months ended September 30, 2018, compared with the year-ago period.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins for the nine months ended September 30, 2018, compared with the year-ago period:

•
Revenues decreased $34 million primarily due to a decrease in recoverable customer energy-efficiency costs prior to the FEJA. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in customer energy-efficiency costs prior to the FEJA.

•
Revenues decreased due to lower recoverable expenses under formula ratemaking pursuant to the IEIMA, partially offset by increased rate base and a higher recognized return on equity, which collectively decreased margins $10 million. The reduction in the federal statutory corporate income tax rate decreased recoverable expenses $42 million.

The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2018, compared with the year-ago periods (except where a specific period is referenced):

•
An increase in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which increased revenues $9 million for the nine months ended September 30, 2018, compared with the year-ago period.

•
Revenues increased due to increased rate base and a higher recognized return on equity under formula ratemaking pursuant to the IEIMA, which increased margins $5 million for the three months ended September 30, 2018, compared with the year-ago period.

•	Revenues increased $2 million and $7 million, respectively, due to energy-efficiency program investments pursuant to the FEJA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins were comparable for the three months ended September 30, 2018, and increased $11 million, or 3%, for the nine months ended September 30, 2018, compared with the year-ago periods.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the nine months ended September 30, 2018, compared with the year-ago period:

•	Revenues from QIP recoveries, which increased margins $13 million due to additional investment in qualified natural gas infrastructure.

•	Revenues from other cost recovery mechanisms, which increased margins $8 million.
Ameren Illinois Natural Gas’ margins were unfavorably affected by the reduction in the federal statutory corporate income tax rate, which decreased base rate revenues $12 million for the nine months ended September 30, 2018, compared with the year-ago period.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins were comparable for the three and nine months ended September 30, 2018, compared with the year-ago periods. The reduction in the federal statutory corporate income tax rate decreased margins $10 million and $24 million, respectively, offset by increased rate base under forward-looking formula ratemaking.

Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $16 million and $37 million higher in the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods. In addition to changes by segment discussed below, other operations and maintenance expenses increased $9 million in the nine months ended September 30, 2018, for activity not reported as part of a segment, primarily because of a decrease in intersegment eliminations, largely offset in “Other Income, Net” on Ameren’s income statement.
Ameren Transmission
Other operations and maintenance expenses were comparable in the three and nine months ended September 30, 2018, with the year-ago periods.
Ameren Missouri
Other operations and maintenance expenses were $5 million and $35 million higher in the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods. The following items increased other operations and maintenance expenses for the three and nine months ended September 30, 2018, compared with the year-ago periods (except where a specific period is referenced):

•
Energy center maintenance costs increased $15 million for the nine months ended September 30, 2018, primarily due to higher-than-normal non-nuclear scheduled outage costs and higher coal handling charges.

•	MEEIA customer energy-efficiency program costs increased $5 million and $11 million, respectively.

•	Electric distribution maintenance expenditures increased $6 million and $8 million, respectively, primarily due to increased system repair and vegetation management work.
Conversely, labor and benefit costs decreased $6 million in the three months ended September 30, 2018, primarily due to a reduction in power restoration assistance provided to other utilities.
Ameren Illinois
Other operations and maintenance expenses were $9 million higher in the three months ended September 30, 2018, and $8 million lower in the nine months ended September 30, 2018, compared with the year-ago periods at Ameren Illinois, as discussed below. Other operations and maintenance expenses were comparable in the three and nine months ended September 30, 2018, with the year-ago periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $5 million higher in the three months ended September 30, 2018, compared with the year-ago period, primarily because of increased amortization of regulatory assets associated with the FEJA energy-efficiency program. Other operations and maintenance expenses were $17 million lower in the nine months ended September 30, 2018, compared with the year-ago period, primarily because of a decrease of $36 million in customer energy-efficiency costs prior to the FEJA. This decrease was partially offset by a $13 million increase in labor and benefit costs, primarily due to an increase in power restoration assistance provided to other utilities, a $4 million increase in amortization of regulatory assets associated with the FEJA energy-efficiency program, and a $2 million increase in bad debt and environmental remediation costs.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $4 million and $9 million in the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods, primarily because of increased repairs and compliance expenditures related to pipeline integrity. Other operations and maintenance expenses also increased in the nine months ended September 30, 2018, because of higher bad debt, customer energy-efficiency, and environmental remediation costs.
Depreciation and Amortization
Depreciation and amortization expenses increased $16 million, $3 million, and $8 million in the three months ended September 30, 2018, and $45 million, $12 million, and $24 million in the nine months ended September 30, 2018, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments.

Taxes Other Than Income Taxes
Taxes other than income taxes were comparable at Ameren in the three months ended September 30, 2018, compared with the year-ago period. Taxes other than income taxes increased $10 million at Ameren in the nine months ended September 30, 2018, compared with the year-ago period, primarily because of higher gross receipts taxes at Ameren Missouri and Ameren Illinois Natural Gas, and higher property taxes at Ameren Illinois Electric Distribution. The increase in gross receipts taxes at Ameren Missouri in the nine months ended September 30, 2018, was partially offset by a decrease in property taxes due to lower assessed property values.
Other Income, Net
Other income, net, increased $9 million and $23 million at Ameren in the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods, primarily due to an increase in the non-service cost components of net periodic benefit income at Ameren Transmission and each of the Ameren Illinois segments, along with an increase in allowance for equity funds used during construction at Ameren Missouri, Ameren Transmission, and each of the Ameren Illinois segments, primarily because of increased capital projects. The increase was partially offset by a decrease in Ameren Missouri’s non-service cost components of net periodic benefit income and an increase in its donations.
In addition to the changes discussed above, Other income, net, increased in the three and nine months ended September 30, 2018, due to activity not reported as part of a segment, primarily as a result of an increase in the non-service cost components of net periodic benefit income, partially offset in the nine-month period by increased donations at Ameren (parent).
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.
Interest Charges
Ameren
Interest charges increased $4 million and $7 million in the three and nine months ended September 30, 2018, respectively, compared with the year-ago periods. Along with changes discussed below, interest charges increased $2 million and $3 million in the three and nine months ended September 30, 2018, respectively, for activity not reported as part of a segment, primarily because of a decrease in intersegment eliminations associated with lower affiliate borrowings at Ameren Transmission.
Ameren Transmission
Interest charges increased $7 million in the nine months ended September 30, 2018, compared with the year-ago period, primarily because of higher average outstanding debt at ATXI, partially offset by decreased affiliate borrowings.
Ameren Missouri
Interest charges decreased $5 million in the nine months ended September 30, 2018, primarily because of a decrease in the average interest rate of long-term debt.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2018 and 2017. See Note 12 – Income Taxes under Part I, Item 1 of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate and information on the revaluation of certain deferred tax assets and liabilities for provisional amounts related to TCJA.

	Three Months(a)		Nine Months(a)
	2018	2017	2018	2017
Ameren	23%	41%	23%	39%
Ameren Missouri	18%	38%	21%	38%
Ameren Illinois	26%	40%	25%	40%
Ameren Illinois Electric Distribution	27%	38%	24%	39%
Ameren Illinois Natural Gas	59%	51%	27%	40%
Ameren Illinois Transmission	22%	42%	24%	40%
Ameren Transmission	22%	44%	25%	41%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2018 and 2017.

Ameren
The effective income tax rate was lower in the three and nine months ended September 30, 2018, compared with the year-ago periods due to changes described below, partially offset by the revaluation of certain deferred tax assets and liabilities for provisional amounts related to TCJA. Additionally, the effective income tax rate was lower in the nine months ended September 30, 2018, compared with the year-ago period because of higher benefits related to stock-based compensation in the current year.
Ameren Transmission
The effective income tax rate was lower in the three and nine months ended September 30, 2018, compared with the year-ago periods, primarily because of the decrease in the federal statutory corporate income tax rate in the current year and the amortization of excess deferred taxes. The decrease in the effective income tax rate for the nine months ended September 30, 2018, compared with the year-ago period, was partially offset by a higher statutory corporate income tax rate in Illinois effective July 1, 2017.
Ameren Missouri
The effective income tax rate was lower in the three and nine months ended September 30, 2018, compared with the year-ago periods, primarily because of the decrease in the federal statutory corporate income tax rate in the current year and amortization of excess deferred taxes, partially offset by the revaluation of certain deferred tax assets and liabilities for provisional amounts related to TCJA. Based on an order issued by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018.
Ameren Illinois
The effective income tax rate was lower in the three and nine months ended September 30, 2018, compared with the year-ago periods, at Ameren Illinois due to changes described below.
The effective income tax rate was lower in the three and nine months ended September 30, 2018, compared with the year-ago periods at Ameren Illinois Electric Distribution and Ameren Illinois Transmission, and in the nine months ended September 30, 2018, at Ameren Illinois Natural Gas, primarily because of the decrease in the federal statutory corporate income tax rate in the current year and the amortization of excess deferred taxes. The decrease in the effective income tax rate for the nine months ended September 30, 2018, compared with the year-ago period, was partially offset by a higher statutory corporate income tax rate in Illinois effective July 1, 2017.
The effective income tax rate was higher in the three months ended September 30, 2018, compared with the year-ago period at Ameren Illinois Natural Gas, primarily because of the revaluation of certain deferred tax assets and liabilities for provisional amounts related to TCJA, partially offset by the decrease in the federal statutory corporate income tax rate in the current year and the amortization of excess deferred taxes.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). The TCJA benefits customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which had the effect of increasing Ameren’s near-term projected income tax liabilities. Based on currently expected capital expenditures through 2022, excluding potential incremental capital investments supported by Missouri Senate Bill 564 and those identified in Ameren Missouri’s 2017 IRP, Ameren expects to largely offset its income tax obligations until 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is to decrease operating cash flows in the near term. Near term operating cash flows are reduced further by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. We also expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, beginning in the first quarter of 2018, Ameren began to use newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, we may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking environments.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2018, for Ameren and Ameren Illinois. The working capital deficit as of September 30, 2018, was primarily the result of current maturities of long-term debt as well as commercial paper issuances at Ameren (parent). With the credit capacity available under the Credit Agreements, the Ameren Companies had access to $1.6 billion of liquidity at September 30, 2018.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used In) Financing Activities
	2018	2017	Variance	2018	2017	Variance	2018	2017	Variance
Ameren(a)	$1,686	$1,647	$39	$(1,719)	$(1,584)	$(135)	$57	$(58)	$115
Ameren Missouri	961	819	142	(735)	(454)	(281)	(226)	(364)	138
Ameren Illinois	516	632	(116)	(937)	(754)	(183)	451	126	325

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate-adjustment mechanisms, which may be adjusted without a traditional regulatory rate review. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash paid for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly impact the amount and timing of our cash provided by operating activities. Non-cash items included as adjustments to our electric and natural gas margins primarily include alternative revenue program mechanisms and reserves related to future reductions in customer rates as a result of the TJCA.
Ameren
Ameren’s cash from operating activities increased $39 million in the first nine months of 2018, compared with the year-ago period. The following items contributed to the increase:

•	A $144 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $35 million decrease in pension and postretirement benefit contributions.

•	A net $24 million increase resulting from natural gas commodity costs and associated collections from customers under Ameren Missouri’s and Ameren Illinois’ PGA.

•	A net $23 million increase resulting from renewable energy credit compliance costs and associated collections from Ameren Illinois customers pursuant to the FEJA.

•	The absence of $21 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	A net $19 million increase resulting from net energy costs and associated collections from Ameren Missouri customers under the FAC.

•	A $14 million decrease in the cost of natural gas held in storage at Ameren Illinois, caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:

•	A $50 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event, primarily with funds previously collected from Ameren Illinois customers.

•
A $40 million decrease resulting from income tax payments of $18 million, compared with income tax refunds of $22 million in 2017, primarily due to state income tax refunds and the sale of state tax credits.

•
A $36 million decrease related to Ameren Illinois’ IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	A net $23 million decrease resulting from renewable energy credit compliance costs and associated collections from Ameren Illinois’ alternative retail electric supplier customers pursuant to the FEJA.

•	A $17 million increase in energy center maintenance costs at Ameren Missouri, primarily due to higher-than-normal, non-nuclear scheduled outage costs, in addition to higher coal handling charges.

•	A net $13 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A net $12 million decrease resulting from expenditures for customer energy-efficiency programs and associated collections from Ameren Illinois customers under a cost recovery mechanism.

•	A $9 million increase in interest payments, primarily due to an increase in the average outstanding debt balance at ATXI.

•	A net $8 million decrease resulting from transmission service costs and associated collections from Ameren Illinois customers under a cost recovery mechanism.

•	A $7 million decrease related to coal inventory at Ameren Missouri resulting from decreased consumption levels, compared with the year-ago period.

•	A $6 million increase in payments to contractors at Ameren Illinois for electric distribution maintenance costs, primarily due to increased vegetation management work.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $142 million in the first nine months of 2018, compared with the year-ago period. The following items contributed to the increase:

•	A $112 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A decrease in income tax payments of $38 million to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the lower federal income tax rate and lower property-related deductions.

•	A net $19 million increase resulting from net energy costs and associated collections from customers under the FAC.

•	A net $12 million increase resulting from natural gas commodity costs and associated collections from customers under the PGA.

•	An $8 million decrease in interest payments, primarily due to a decrease in the average interest rate of long-term debt.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:

•	A $17 million increase in energy center maintenance costs, primarily due to higher-than-normal non-nuclear scheduled outage costs, in addition to higher coal handling charges.

•	A net $10 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	A $7 million decrease related to coal inventory resulting from decreased consumption levels, compared with the year-ago period.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $116 million in the first nine months of 2018, compared with the year-ago period. The following items contributed to the decrease:

•
A $76 million decrease resulting from income tax payments of $54 million, compared with income tax refunds of $22 million in 2017, to Ameren (parent) pursuant to the tax allocation agreement resulting primarily due to the lower federal income tax rate and lower property-related deductions.

•	A $50 million decrease due to the purchase of zero emission credits pursuant to a January 2018 IPA procurement event, primarily with funds previously collected from customers.

•
A $36 million decrease related to IEIMA revenue requirement reconciliation adjustments. The 2016 revenue requirement reconciliation adjustment, which was recovered from customers in 2018, was less than the 2015 revenue requirement reconciliation adjustment, which was recovered from customers in 2017.

•	A net $23 million decrease resulting from renewable energy credit compliance costs and associated collections from alternative retail electric supplier customers pursuant to the FEJA.

•	A net $12 million decrease resulting from expenditures for customer energy-efficiency programs and associated collections from customers under a cost recovery mechanism.

•	A net $8 million decrease resulting from transmission service costs and associated collections from customers under a cost recovery mechanism.

•	A $6 million increase in payments to contractors for electric distribution maintenance costs, primarily due to increased vegetation management work.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	A $30 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A net $23 million increase resulting from renewable energy credit compliance costs and associated collections from Ameren Illinois customers pursuant to the FEJA.

•	A $20 million decrease in pension contributions.

•	The absence of $17 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

•	A $14 million decrease in the cost of natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A net $12 million increase resulting from natural gas commodity costs and associated collections from customers under the PGA.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $135 million in the first nine months of 2018, compared with the year-ago period, primarily as a result of increased capital expenditures of $166 million, partially offset by a $22 million decrease due to the timing of nuclear fuel expenditures. Increased capital expenditures at Ameren Missouri and Ameren Illinois, discussed below, were partially offset by a $159 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Illinois Rivers and Spoon River projects. The Spoon River project was placed in service in February 2018.
Ameren Missouri’s cash used in investing activities increased $281 million between periods, primarily due to net money pool advances and increased capital expenditures. In the first nine months of 2018, Ameren Missouri made $28 million in advances to the money pool, compared with $143 million in returns of net money pool advances received during the same period in 2017. Additionally, capital expenditures increased $131 million between periods primarily related to energy center projects and electric distribution system reliability projects. The increase in capital expenditures was partially offset by a $22 million decrease due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities increased $183 million between periods due to an increase in capital expenditures of $187 million primarily related to substation upgrades, upgrades to natural gas main infrastructure, and electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s financing activities provided cash of $57 million during the first nine months of 2018, compared with using cash of $58 million during the same period in 2017. During the first nine months of 2018, Ameren utilized net proceeds from the issuance of $889 million of long-term indebtedness and net commercial paper issuances to repay $522 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during the first nine months of 2017, Ameren utilized net proceeds from the issuance of $849 million of long-term indebtedness to repay $425 million of higher-cost long-term indebtedness, to repay $112 million of net commercial paper issuances, and to fund, in part, investing activities. Additionally, Ameren issued $56 million in common stock under its DRPlus and 401(k) plan in the first nine months of 2018. Ameren also issued common stock related to stock-based compensation resulting in noncash financing activity during the first nine months of 2018, compared with $24 million paid for the repurchase of common stock for stock-based compensation in the year-ago period. Ameren did not issue common stock in the first nine months of 2017.
Ameren Missouri’s cash used in financing activities decreased $138 million during the first nine months of 2018, compared to the year-ago period. During the first nine months of 2018, Ameren Missouri utilized net proceeds from the issuance of $423 million of long-term indebtedness to repay $378 million of higher-cost long-term indebtedness, to repay $39 million of net commercial paper issuances, and to fund, in part, investing activities. In comparison, during the first nine months of 2017, Ameren Missouri utilized net proceeds from the issuance of $399 million of long-term indebtedness, along with cash on hand, to repay $425 million of higher-cost long-term indebtedness. Additionally, during the first nine months of 2018, Ameren Missouri paid $225 million in common stock dividends, compared with $332 million in dividend payments in the year-ago period.
Ameren Illinois’ cash provided by financing activities increased $325 million during the first nine months of 2018, compared to the year-ago period. During the first nine months of 2018, Ameren Illinois utilized net proceeds from the issuance of $476 million of long-term indebtedness and net commercial paper issuances to repay $144 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during the first nine months of 2017, Ameren Illinois utilized net proceeds from commercial paper issuances of $118 million to fund, in part, investing activities. In the first nine months of 2018, Ameren Illinois received an $80 million capital contribution from Ameren (parent), compared with no capital contribution received in the year-ago period. Additionally, Ameren Illinois borrowed $45 million from the money pool in the first nine months of 2018, compared with money pool borrowings of $11 million in the year-ago period.

See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt.
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, or proceeds from borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, commercial paper issuances, borrowings under Ameren’s money pool arrangements, and relevant interest rates.
The following table presents Ameren’s consolidated liquidity as of September 30, 2018:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	241
Missouri Credit Agreement – credit available	759
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	172
Less: Ameren Illinois commercial paper outstanding	108
Less: Letters of credit	1
Illinois Credit Agreement – credit available	819
Total Credit Available	$1,578
Cash and cash equivalents	11
Total Liquidity	$1,589
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by the FERC under the Federal Power Act. In 2018, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1.0 billion of short-term debt securities through March 2020 and September 2020, respectively.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of any issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the nine months ended September 30, 2018 and 2017:

	Month Issued, Redeemed, or Matured	2018		2017
Issuances of Long-term Debt
Ameren Missouri:
4.00% First mortgage bonds due 2048	April	$423		$—
2.95% Senior secured notes due 2027	June	—		399
Ameren Illinois:
3.80% First mortgage bonds due 2028	May	430		—
ATXI:
3.43% Senior notes due 2050	June	—		150
3.43% Senior notes due 2050	August	—		300
Total Ameren long-term debt issuances		$853		$849
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$56	(a) (b)	$—
Total common stock issuances		$56		$—
Total Ameren long-term debt and common stock issuances		$909		$849
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.00% Senior secured notes due 2018	April	$179		$—
5.10% Senior secured notes due 2018	August	199		—
6.40% Senior secured notes due 2017	June	—		425
Ameren Illinois:
6.25% Senior secured notes due 2018	April	144		—
Total Ameren long-term debt redemptions and maturities		$522		$425

(a)	Ameren issued a total of 0.9 million shares of common stock under its DRPlus and 401(k) plan.

(b)	Excludes 0.7 million shares of common stock valued at $35 million issued in connection with stock-based compensation.
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
At September 30, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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

Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On October 12, 2018, Ameren’s board of directors declared a quarterly common stock dividend of 47.5 cents per share payable on December 31, 2018, to shareholders of record on December 12, 2018, resulting in an annualized equivalent dividend rate of $1.90 per share. The previous annualized equivalent dividend rate, based on the common stock dividend declared and paid in the third quarter of 2018, was $1.83 per share.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2018, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2018 and 2017:

	Nine Months
	2018	2017
Ameren Missouri	$225	$332
Ameren Illinois	—	—
ATXI	55	—
Ameren	334	320
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At September 30, 2018, none of the Ameren Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at September 30, 2018. A sub-investment-grade issuer or senior unsecured debt rating (whether below “BBB-” from S&P or below “Baa3” from Moody’s) at September 30, 2018, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $94 million, $51 million, and $43 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2018, if market prices were 15% higher or lower than September 30, 2018 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
Operations

•
On June 1, 2018, Missouri Senate Bill 564 was enacted. The section of the law applicable to the TCJA was effective immediately; the remaining sections, including the ability to elect PISA, became effective August 28, 2018. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the

MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $60 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review. Ameren Missouri filed a notification with the MoPSC on September 1, 2018, to elect PISA. Under PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in-service after September 1, 2018, and not included in base rates, which will mitigate the impacts of regulatory lag between regulatory rate reviews. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Costs not included in the PISA deferral, including the remaining 15% of the depreciation expense and return on rate base, remain subject to regulatory lag. As a result of Ameren Missouri’s PISA election, additional provisions apply, including limiting customer rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, applied to electric rates that became effective April 2017, less half of the 2018 savings from the TCJA passed on to customers. Additionally, Ameren Missouri’s electric base rates, as determined in the July 2018 MoPSC rate order, are frozen until April 2020. Both the rate cap and PISA election will be effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. Ameren Missouri’s PISA election supports Ameren Missouri’s ability to invest approximately $1 billion of incremental capital over the 2019 to 2023 period to strengthen and modernize Missouri’s electric grid. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100 percent of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and approval by the FERC. This generation would be incremental to the expected renewable generation included in the 2017 IRP. Without extension, the option to elect into the program will terminate in the third quarter of 2023.

•
Ameren continues to invest in FERC-regulated electric transmission. ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction activities for the Illinois Rivers project are continuing on schedule, with the last section of this project expected to be completed by the end of 2019. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. Construction activities for the Mark Twain project began in the second quarter of 2018, and the project is expected to be completed by the end of 2019. ATXI’s expected remaining investment in its multi-value projects is approximately $300 million from 2018 through 2019, with the total investment to be more than $1.6 billion. In addition, Ameren Illinois expects to invest $2.3 billion in electric transmission assets from 2018 through 2022, to replace aging infrastructure and improve reliability.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the 2019 revenue requirements expected to be included in rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $298 million and $177 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI’s revenue requirements of $25 million and $3 million, respectively, primarily because of the rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2019, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2019 actual recoverable costs, rate base, and return on common equity as calculated under the FERC formula ratemaking framework.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In October 2018, the FERC issued an order in an unrelated case, which proposed a new methodology for determining the base return on equity. While this order provides insight on how the FERC may determine the return on equity, Ameren is unable to predict the impact on the February 2015 complaint case or the complaint case filed against MISO transmission owners, including Ameren Illinois and ATXI, in November 2013. The timing and amount of any adjustment to the total allowed return on common equity that may be ordered as a result of the complaint case is uncertain. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce

Ameren’s and Ameren Illinois’ annual earnings by an estimated $8 million and $4 million, respectively, based on each company’s 2018 projected rate base.

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

•
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. These rates will affect Ameren Illinois’ cash receipts during 2019, but will not determine its electric distribution service operating revenues, which will instead be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework.

•
Ameren Illinois is allowed to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the company’s weighted-average cost of capital, with the equity return based on the monthly average yield of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to $99 million per year in electric energy-efficiency programs from 2018 through 2021 that will earn a return. Ameren Illinois plans to make similar yearly investments in electric energy-efficiency programs from 2022 through 2030. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are being collected from customers through a rider; they are not included in the IEIMA formula ratemaking framework.

•
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In November 2018, the ICC issued an order approving a stipulation and agreement that will result in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. The new rates will be effective starting in November 2018. This increase reflects the reduction in the federal corporate income tax rate as a result of the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which collectively decreased annual rates by approximately $17 million. As a result of this order, rate base under the QIP rider has been reset to zero. Ameren Illinois used a 2019 future test year in this proceeding.

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

•
Ameren Missouri expects to realize lower costs of fuel for generation over the next few years, compared to 2017 levels. Substantially all the benefit of these lower costs would be passed through to customers through the FAC.

•
Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek regular electric and natural gas rate increases to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, such as Missouri Senate Bill 564, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.
For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states and adding 100 megawatts of solar generation over the next 10 years. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, as well as the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC for projects located in Missouri, and any other required project approvals.

•
In connection with the 2017 IRP filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. Ameren Missouri is also targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level. In order to meet these goals, among other things, Ameren Missouri expects to retire its coal-fired generation at the end of each energy center’s useful life.

•
In the second quarter of 2018, Ameren Missouri entered into an agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In May 2018, Ameren Missouri filed for a certificate of convenience and necessity with the MoPSC for the 400-megawatt facility. The MoPSC issued an order approving a unanimous stipulation and agreement regarding that requested certificate in October 2018. Also in October 2018, Ameren Missouri entered into an agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts, and filed for a certificate of convenience and necessity with the MoPSC. The MoPSC is expected to issue an order regarding that certificate by May 2019. The up to 157-megawatt facility is expected to be located in northwestern Missouri. Both facilities are expected to be completed in 2020 and would help Ameren Missouri comply with the state renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, approval by the FERC, and other customary contract terms and conditions. As a part of its May 2018 filing, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates on an annual basis without a traditional regulatory rate review. The October 2018 MoPSC order included approval of the RESRAM, without addressing recovery through the RESRAM of the 15% of capital investment not recovered under PISA, which was an objection raised by the MoOPC. Ameren Missouri anticipates a MoPSC decision resolving this remaining issue and approving the RESRAM tariff by December 2018. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy requirements, including recovery of investments in wind generation and other renewables, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or any other recovery mechanism.

•
Through 2022, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $11.4 billion (Ameren Missouri - up to $4.5 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.3 billion) of capital expenditures during the period from 2018 through 2022. These estimates do not reflect the potential additional investments identified in Ameren Missouri’s 2017 IRP, which could represent incremental investments of approximately $1 billion through 2020 and are subject to regulatory approval. They also do not reflect potential incremental capital investments supported by Senate Bill 564 of approximately $1 billion over the 2019 to 2023 period, nor do they reflect potential investments in new renewable sources of generation under Ameren Missouri’s Renewable Choice Program.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation, are being reviewed or recommended for repeal by the EPA or new replacement or alternative regulations are being contemplated by the EPA and state regulators; therefore, the ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2021, subject to a 364-day repayment term in the case of Ameren Missouri and Ameren Illinois. The Ameren Companies are seeking the first of two one-year extensions available under the credit agreements before the end of 2018. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. By the end of 2019, $573 million and $313 million of senior secured notes are due to mature at Ameren Missouri and Ameren Illinois, respectively. Ameren Missouri and Ameren Illinois expect to refinance these senior secured notes. In addition, the Ameren Companies may refinance a portion of their short-term debt with long-term debt in 2018 and 2019. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Federal income tax legislation enacted under the TCJA significantly impacts our results of operations, financial position, liquidity, and financial metrics. The TCJA benefits customers through lower rates for our services, but is not expected to materially affect our earnings. However, we expect our cash flows and rate base to be materially affected in the near term. Our rate-regulated businesses recover income taxes in customer rates based on the federal and state statutory corporate income tax rates in effect when the revenue requirements used to determine those rates were established. However, there is a timing difference between when we collect funds from our customers for income taxes and when we pay such taxes. The TCJA eliminated 50% accelerated tax depreciation on nearly all capital investments, which had the effect of increasing Ameren’s near-term projected income tax liabilities. Based on currently expected capital expenditures through 2022, excluding potential incremental capital investments supported by Missouri Senate Bill 564 and those identified in Ameren Missouri’s 2017 IRP, Ameren expects to largely offset its income tax obligations until 2020 with existing net operating loss and tax credit carryforwards. Since we had been using existing net operating loss and tax credit carryforwards to largely offset income tax obligations before the enactment of the TCJA, the effect of the reduced federal statutory corporate income tax rate is to decrease operating cash flows in the near term. Near term operating cash flows are reduced further by lower customer rates, reflecting the return of excess deferred taxes previously collected from customers over periods of time determined by our regulators. The decrease in operating cash flows as a result of the TCJA is expected to be partially offset over time by increased customer rates due to higher rate base amounts, once approved by our regulators. We expect rate base amounts to be higher as a result of lower accumulated deferred income tax liabilities, due to the elimination of 50% accelerated tax depreciation, the reduced statutory income tax rate, and the return of excess deferred taxes to customers. Ameren expects a decrease in operating cash flows of approximately $1 billion from 2018 through 2022 (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.4 billion) as a result of the TCJA, and expects an increase in rate base of approximately $1 billion over the same time period (Ameren Missouri – $0.3 billion; Ameren Illinois – $0.5 billion). See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the income tax proceedings with our regulators.

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

•
In 2018, our rate-regulated businesses began to amortize excess deferred income taxes. Ameren Illinois and ATXI's 2018 income tax expense will reflect a full year of amortization, while Ameren Missouri's 2018 income tax expense will reflect five months of amortization related to its electric business, in accordance with a MoPSC order received in July 2018. The amortization of such balances related to Ameren Missouri’s gas business has not yet started. This amortization reduces our income tax expense and effective tax rates. Due to formula ratemaking, Ameren Illinois Electric Distribution and Ameren Transmission have an offsetting reduction in revenue from customers, with no overall impact on earnings. Ameren Missouri and Ameren Illinois Natural Gas interim period earnings may be affected by timing differences between income tax expense and revenue reductions. Based on its revenue pattern, Ameren Missouri anticipates the year-to-date third quarter increase in earnings to be largely offset in the fourth quarter of 2018, resulting in no material impact to year-over-year earnings.

•
As of September 30, 2018, Ameren had $97 million in tax benefits from federal and state net operating loss carryforwards and $123 million in federal and state income tax credit carryforwards. These carryforwards are expected to largely offset income tax obligations until 2020, at which time Ameren expects to make material income tax payments. This expectation does not take into account potential income tax benefits from incremental capital investments under Ameren Missouri's 2017 IRP, Missouri Senate Bill 564, and potential investments in new renewable sources of generation under Ameren Missouri's Renewable Choice Program. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri and Ameren Illinois are expected to make income tax payments to Ameren (parent) in 2018.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. To fund a portion of these cash requirements, beginning in the first quarter of 2018, Ameren began using newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Additionally, Ameren may need to issue incremental debt and/or equity, with the long-term intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent), with the intent to maintain strong financial metrics and an equity ratio around 50%, as calculated in accordance with ratemaking frameworks.

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
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas and power, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2018. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of the Form 10-K for additional information regarding the methods used to determine the fair value of these contracts.

	Three Months			Nine Months
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of period, net	$10	$(213)	$(203)	$8	$(217)	$(209)
Contracts realized or otherwise settled during the period	(2)	5	3	(7)	19	12
Fair value of new contracts entered into during the period	3	—	3	6	—	6
Other changes in fair value	(2)	2	—	2	(8)	(6)
Fair value of contracts outstanding at end of period, net	$9	$(206)	$(197)	$9	$(206)	$(197)
The following table presents maturities of derivative contracts as of September 30, 2018, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren Missouri:
Level 1	$7	$1	$—	$—	$8
Level 2(a)	(4)	(2)	—	—	(6)
Level 3(b)	3	4	—	—	7
Total	$6	$3	$—	$—	$9
Ameren Illinois:
Level 1	$—	$(1)	$—	$—	$(1)
Level 2(a)	(8)	(6)	—	—	(14)
Level 3(b)	(16)	(30)	(30)	(115)	(191)
Total	$(24)	$(37)	$(30)	$(115)	$(206)
Ameren:
Level 1	$7	$—	$—	$—	$7
Level 2(a)	(12)	(8)	—	—	(20)
Level 3(b)	(13)	(26)	(30)	(115)	(184)
Total	$(18)	$(34)	$(30)	$(115)	$(197)

(a)	Principally fixed-price vs. floating OTC power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on information from external sources, historical results, and our estimates. Level 3 also includes option contract values based on an option valuation model.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2018, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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

•	Ameren Missouri’s proposed RESRAM filed with the MoPSC in May 2018;

•	Ameren Missouri’s MEEIA filing with the MoPSC in June 2018;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•	litigation against Ameren Missouri with respect to the Clean Air Act; and

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2018 to September 30, 2018.

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
Date: November 2, 2018