Form 10-K
period 2018-12-31
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2019-02-26
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
10 Executive Drive
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
Indicate by checkmark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of June 29, 2018, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 29, 2018) held by nonaffiliates was $14,783,320,074. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 29, 2018.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2019, were as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 244,638,879

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2019 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2017 IRP – Integrated Resource Plan, a 20-year nonbinding plan Ameren Missouri filed with the MoPSC in September 2017, which includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability.
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
Ameren Illinois – Ameren Illinois Company, an Ameren Corporation subsidiary that operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois, doing business as Ameren Illinois.
Ameren Missouri – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is also defined as a financial reporting segment of Ameren.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services, such as accounting, legal, treasury, and asset management services, to Ameren (parent) and its subsidiaries.
Ameren Transmission – An Ameren Corporation financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
AMIL – A MISO balancing authority area operated by Ameren, which includes the load of Ameren Illinois and ATXI.
AMMO – A MISO balancing authority area operated by Ameren, which includes the load and energy centers of Ameren Missouri.
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
CILCO – Central Illinois Light Company, a former Ameren Corporation subsidiary that was merged with CIPS and IP to form Ameren Illinois.
CIPS – Central Illinois Public Service Company, a predecessor to Ameren Illinois.
Clean Power Plan – “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units,” an EPA rule, which would have established emission guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fuel-fired electric generating units. In August 2018, the EPA proposed to repeal and replace the Clean Power Plan with a proposed new rule known as the Affordable Clean Energy Rule.
CO2 – Carbon dioxide.
Cooling degree days – The summation of positive differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of electricity demand by residential and commercial customers for summer cooling.
Credit Agreements – The Illinois Credit Agreement and the Missouri Credit Agreement, collectively.
CSAPR – Cross-State Air Pollution Rule, an EPA rule that requires states that contribute to air pollution in downwind states to limit air emissions from fossil-fuel-fired electric generating units.
CT – Combustion turbine, used primarily for peaking electric generation capacity.
Dekatherm – A standard unit of energy equivalent to approximately one million Btus.
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
FERC – Federal Energy Regulatory Commission, a United States government agency.
FTR – Financial transmission right, a financial instrument that specifies whether the holder shall pay or receive compensation for certain congestion-related transmission charges between two designated points.
GAAP – Generally accepted accounting principles in the United States.
Heating degree days – The summation of negative differences between the average daily temperature and a 65-degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter heating by residential and commercial customers.
ICC – Illinois Commerce Commission, a state agency that regulates Illinois utility businesses, including Ameren Illinois and ATXI.
IEIMA – Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric distribution service rates. The formula ratemaking process expires in 2022, unless extended.
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.1 billion senior unsecured credit agreement, which expires in December 2022, unless extended.
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
MEEIA 2013 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for 2013 through 2015, pursuant to the MEEIA, as approved by the MoPSC in August 2012.
MEEIA 2016 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for March 2016 through February 2019, pursuant to the MEEIA, as approved by the MoPSC in February 2016.
MEEIA 2019 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for March 2019 through December 2024, pursuant to the MEEIA, as approved by the MoPSC in December 2018.
Megawatthour or MWh – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1 billion senior unsecured credit agreement, which expires in December 2022, unless extended.
Missouri Environmental Authority – Environmental Improvement and Energy Resources Authority of the state of Missouri, a governmental body authorized to finance environmental projects by issuing tax-exempt bonds and notes.
Missouri Senate Bill 564 – A 2018 Missouri law that resulted in certain changes to the regulation of Ameren Missouri’s electric service business. These changes include a reduction of customer rates to pass through the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and, at each electric utility's election, the use of PISA, among other things.
Mmbtu – One million Btus.
Money pool – Borrowing agreements among Ameren and its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Moody’s – Moody’s Investors Service, Inc., a credit rating agency.
MoOPC – Missouri Office of Public Counsel, a state agency.
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
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel and purchased power costs, including transportation, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs.
Net metering – Net metering allows customers who generate their own electricity or subscribe to receive output from eligible facilities to feed electricity they do not use back into the grid. The customers receive a credit for the energy they add to the grid.
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
PISA – Plant-in-service accounting, an election under Missouri Senate Bill 564 that permits electric utilities to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after the PISA election date. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital. PISA was elected by Ameren Missouri, effective September 1, 2018.
QIP – Qualifying infrastructure plant, which provides Ameren Illinois’ natural gas business with recovery of, and a weighted-average cost of capital return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
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
RESRAM – Renewable energy standard rate adjustment mechanism, a cost recovery mechanism allowed under state law that enables Ameren Missouri to recover costs relating to compliance with Missouri's renewable energy standard, including recovery of investments in wind generation and other renewables, and earn a return on those investments not already provided for in customer rates or any other recovery mechanism by adjusting customer rates on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. RESRAM regulatory assets will earn carrying costs at short-term interest rates.
Revenue requirement – The cost of providing utility service to customers, which is calculated as the sum of a utility’s recoverable operating expenses and an allowed return on rate base, which includes a return on invested capital, both debt and equity, and an amount for income taxes.
RFP – Request for proposal.
RTO – Regional transmission organization.
S&P – S&P Global Ratings, a credit rating agency.
SEC – Securities and Exchange Commission, a United States government agency.
SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.
Smart Energy Plan – Ameren Missouri's plan to upgrade Missouri’s electric grid through 2023. Upgrades include investments to improve reliability and accommodate more renewable energy.
SO2 – Sulfur dioxide.

TCJA – The Tax Cuts and Jobs Act of 2017, federal income tax legislation enacted in December 2017, which significantly changed the tax laws applicable to business entities. The TCJA includes specific provisions related to regulated public utilities. Substantially all of the provisions of the TCJA affecting the Ameren Companies, other than certain transition depreciation rules, were effective for taxable years beginning after December 31, 2017.
Test year – The selected period of time, typically a 12-month period, for which a utility’s historical or forecasted operating results are used to determine the appropriate revenue requirement.
VBA – A volume balancing adjustment for Ameren Illinois’ natural gas business. As a result of this adjustment, revenues from residential and small nonresidential customers will increase or decrease as billing determinants differ from filed amounts. This adjustment ensures that changes in sales volumes, including deviations from normal weather conditions, do not result in an over- or under-collection of natural gas revenues for these rate classes.
Zero emission credit – A credit that represents the environmental attributes of one MWh of energy produced from certain zero emissions nuclear-powered generation facilities, which certain Illinois utilities are required to purchase pursuant to the FEJA.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, such as those that may result from a potential change in the allowed base return on common equity under the MISO tariff from either the complaint case filed in February 2015 with the FERC or a new methodology proposed by the FERC in November 2018, Ameren Missouri’s requested certificate of convenience and necessity for a wind generation facility filed with the MoPSC in October 2018, Ameren Missouri’s natural gas regulatory rate review filed with the MoPSC in December 2018, an appeal filed by the MoOPC in January 2019 in Ameren Missouri’s RESRAM case, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois' return on common equity and the 30-year United States Treasury bond yields, and the related financial commitments;

•	the effect of Missouri Senate Bill 564 on Ameren Missouri, including as a result of Ameren Missouri’s election to use PISA and the resulting customer rate caps;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•
the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, amendments or technical corrections to the TCJA, and challenges to the tax positions taken by the Ameren Companies, if any;

•
the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;

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

•
the cost and availability of fuel, such as ultra-low-sulfur coal, natural gas, and enriched uranium, used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers’ tolerance for any related price increases;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from the one NRC-licensed supplier of Ameren Missouri's Callaway energy center’s assemblies;

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

•
the impact of cyberattacks on us or our suppliers, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information;

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

•	the effects of breakdowns or failures of electric generation, transmission, or distribution equipment or facilities, which could result in unanticipated liabilities or unplanned outages;

•	the operation of Ameren Missouri’s Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•
the impact of current environmental laws and new, more stringent, or changing requirements, including those related to CO2 and the proposed repeal and replacement of the Clean Power Plan and potential adoption and implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy requirements in Missouri and Illinois and with the zero emission standard in Illinois;

•
Ameren Missouri’s ability to acquire wind and other renewable generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; and Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, including the costs of such interconnections;

•
labor disputes, work force reductions, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;

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
Below is a summary description of Ameren’s principal subsidiaries, which includes Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is constructing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and operates the Spoon River project, which was placed in service in February 2018. Ameren also evaluates competitive electric transmission investment opportunities as they arise.

The following table presents our total employees at December 31, 2018:

Ameren Missouri	3,798
Ameren Illinois	3,458
Ameren Services	1,582
Ameren	8,838
Labor unions at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. At December 31, 2018, these labor unions collectively represented about 51% of Ameren’s total employees. They represented 61% and 57% of the employees at Ameren Missouri and Ameren Illinois, respectively. The collective bargaining agreements expire between 2019 and 2021.
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
BUSINESS SEGMENTS
Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission primarily consists of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
Ameren Missouri has one segment. Ameren Illinois has three segments: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission.
An illustration of the Ameren Companies’ reporting structures is provided below.

KEY
Legal Entity
Ameren Reportable Segment
Ameren Illinois Reportable Segment
Ameren
Ameren Missouri
Ameren Illinois
Ameren Services & Other Entities
Ameren Illinois Electric Distribution
Ameren Illinois Natural Gas
Ameren Illinois Transmission
ATXI
Ameren Transmission (a)

(a)	The Ameren Transmission segment also includes allocated Ameren (parent) interest charges, Ameren Transmission Company, LLC, ATX East, LLC, and ATX Southwest, LLC.
RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of getting new rates approved, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren’s electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including the use of a future test year, the use of trackers and riders, the level and timing of expenditures, annual revenue requirement reconciliations, the decoupling of revenues from sales volumes, and the recovery of certain capital investments under PISA, the RESRAM, and the QIP rider.
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

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s rate-regulated utilities as of January 1, 2019:

	Rate Regulator	Allowed Return on Equity	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2018 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	9.2% – 9.7%(c)	(c)	(c)	54%
Natural gas delivery service	MoPSC	(d)	(d)	(d)	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	8.69%	50.0%	$3.0	25%
Natural gas delivery service(f)	ICC	9.87%	50.0%	$1.6	13%
Electric transmission service(g)	FERC	10.82%	52.0%	$1.9	3%
ATXI
Electric transmission service(g)	FERC	10.82%	56.1%	$1.3	3%

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

(e)
Based on the ICC’s November 2018 rate order. Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. The November 2018 rate order was based on 2017 recoverable costs, expected net plant additions for 2018, and the annual average of the monthly yields during 2017 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois’ 2019 electric distribution delivery service revenues will be based on its 2019 actual recoverable costs, rate base, common equity percentage, and return on common equity, as calculated under the IEIMA’s performance-based formula ratemaking framework.

(f)	Based on the ICC’s November 2018 rate order. The rate order was based on a 2019 future test year.

(g)
Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking based on each year’s forecasted information. The 10.82% return, which includes a 50 basis points incentive adder for participation in an RTO, could be lowered as a result of a FERC complaint proceeding filed in February 2015 that challenged the allowed return on common equity for MISO transmission owners and will require customer refunds if the FERC approves a return on equity lower than that previously collected through rates. The return on equity applicable to investments in ATXI’s Mark Twain project includes an additional 50 basis points incentive adder related to the unique nature of risks involved in completing the project.

Ameren Missouri
Ameren Missouri’s electric operating revenues are regulated by the MoPSC. Ameren Missouri’s electric service and natural gas distribution service rates are established in a traditional regulatory rate review based on a historical test year and an allowed return on equity. If specific criteria are met, certain of Ameren Missouri’s electric rates may be adjusted without a traditional rate proceeding. For example, Ameren Missouri’s MEEIA customer energy-efficiency program costs, lost electric margins, and any performance incentive are recoverable through a rider that may be adjusted without a traditional rate proceeding, subject to MoPSC prudence reviews. Likewise, the FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudence reviews.
In addition to the MEEIA and the FAC recovery mechanisms, Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a tracker on certain excess deferred taxes, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and the costs included in customer rates as a regulatory asset or regulatory liability. The difference will be included in base rates in a subsequent MoPSC rate order. Ameren Missouri also employs PISA and the RESRAM, as discussed below.
Under PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Eligible PISA deferrals exclude amounts related to new coal-fired, nuclear, and natural gas generating units and service to new customer premises. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. PISA mitigates the impacts of regulatory lag between regulatory rate reviews. Costs not included in the PISA deferral, including the remaining 15% of certain property, plant, and equipment not eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions under Missouri Senate Bill 564 apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Customer rates under the MEEIA, the FAC, and the RESRAM riders have not been frozen. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review will be subject to the rate cap. Any deferred overages approved for recovery will be recovered in a manner consistent with costs recovered under PISA. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028.
The RESRAM allows Ameren Missouri to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy requirements, including recovery of investments in wind and other renewable generation, and to earn a return on those investments not already provided for in customer rates or any other recovery mechanism by adjusting customer rates on an annual basis without a traditional regulatory rate review. Under the RESRAM, Ameren Missouri is permitted to recover the 15% of renewable generation plant placed in service not recovered under PISA. RESRAM regulatory assets earn carrying costs at short-term interest rates.
Ameren Missouri is a member of MISO, and its transmission rate is calculated in accordance with the MISO Open Access Transmission Tariff. The FERC regulates the rates charged and the terms and conditions for wholesale electric transmission service. The transmission rate update each June is based on Ameren Missouri’s filings with the FERC. This rate is not directly charged to Missouri retail customers because, in Missouri, bundled retail rates include an amount for transmission-related costs and revenues.
Ameren Missouri’s natural gas operating revenues are regulated by the MoPSC. If specific criteria are met, Ameren Missouri’s natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas supply costs to be passed directly to customers. The ISRS also permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a timely basis between regulatory rate reviews. Ameren Missouri is not currently recovering any infrastructure replacement costs under the ISRS. The return on equity for purposes of the ISRS tariff will be determined in the pending natural gas rate review. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information on the pending natural gas rate review.
Ameren Illinois
Ameren Illinois Electric Distribution
Ameren Illinois’ electric distribution delivery service operating revenues are regulated by the ICC. In 2018, Ameren Illinois’ electric distribution delivery service revenues accounted for 88% of Ameren Illinois’ total electric operating revenues.
Ameren Illinois participates in the performance-based formula ratemaking framework established pursuant to the IEIMA, which is available through 2022 unless extended. This framework provides for the recovery of actual costs of electric delivery service that are prudently incurred and the use of the utility’s actual regulated capital structure through a formula for calculating the return on equity component of the cost of capital. A common equity ratio up to and including 50% is considered prudent under the framework. The return on equity component of the formula rate is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement included in customer rates is reconciled annually with the revenue requirement necessary to reflect the actual costs incurred in a given year, including an allowed return on equity. This annual revenue requirement reconciliation adjustment will be collected from, or refunded to, customers within two years.
Beginning in 2017, the FEJA allowed Ameren Illinois to recover within the following two years its electric distribution revenue requirement for a given year, independent of actual sales volumes. Prior to 2017, Ameren Illinois’ revenues were affected by the timing of sales volumes due to seasonal rates and changes in volumes resulting from, among other things, weather and energy efficiency. This portion of the law extends beyond the end of formula ratemaking in 2022. Through 2022, revenue differences will be included in the annual formula rate revenue requirement reconciliation. Additionally, this law implemented a customer surcharge, based on zero emission credit purchases, relating to certain nuclear energy centers located in Illinois. The surcharge, like the cost of power purchased by Ameren Illinois on behalf of its customers, is passed through to electric distribution customers with no effect on Ameren Illinois’ earnings.
Ameren Illinois plans to invest approximately $100 million per year in electric energy-efficiency programs through 2023, consistent with targets established by the FEJA. The electric energy-efficiency program investments and the formulaic return on those investments will be collected from customers through a rider; they will not be included in the IEIMA formula ratemaking framework.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for return on equity penalties up to 38 basis points in each year from 2019 through 2022, if these performance standards are not met. Beginning in 2018, the rider for electric energy-efficiency investments provides for increases or decreases of up to 200 basis points to the return on equity. Any adjustments to the return on equity for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals. In 2018, there were no performance-related basis point adjustments.

Under the IEIMA, Ameren Illinois is also subject to minimum capital spending levels. Between 2012 and 2021, Ameren Illinois is required to invest a minimum of $625 million in capital projects to modernize its distribution system incremental to its average annual electric distribution service capital projects of $228 million for calendar years 2008 through 2010. Through 2018, Ameren Illinois has invested $592 million in IEIMA capital projects toward its $625 million requirement.
Ameren Illinois employs cost recovery mechanisms for power procurement, renewable energy credits, zero emission credits, and certain environmental costs, as well as bad debt expense and the costs of certain asbestos-related claims not recovered in base rates.
Ameren Illinois Natural Gas
Ameren Illinois’ natural gas operating revenues are regulated by the ICC. In November 2018, the ICC issued a rate order that approved an annual revenue increase of $32 million for Ameren Illinois’ natural gas delivery service, based on a 2019 future test year. If specific criteria are met, Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding, as PGA clauses permit prudently incurred natural gas costs to be passed directly to customers. Ameren Illinois employs a VBA to ensure recoverability of the natural gas distribution service revenue requirement for residential and small nonresidential customers that is dependent on sales volumes. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from normalized sales volumes approved by the ICC in a previous regulatory rate review. Also, Ameren Illinois employs cost recovery mechanisms for customer energy-efficiency program costs, certain environmental costs, and bad debt expenses not recovered in base rates.
Illinois has a law that encourages natural gas utilities to accelerate modernization of the state’s natural gas infrastructure through a QIP rider. Without legislative action, the QIP rider will expire in December 2023. Ameren Illinois’ QIP rider allows a surcharge to be added to customers’ bills to recover depreciation expenses and to earn a return on qualifying natural gas investments that were not previously included in base rates. Eligible natural gas investments include projects to improve safety and reliability and modernization investments, such as smart meters. Recovery begins two months after the qualifying natural gas plant is placed in service and continues until such plant is included in base rates in a natural gas delivery service rate order. Ameren Illinois’ QIP rider is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP rider is reset to zero, which mitigates the risk that the QIP rider will exceed its statutory limitations in future years and ensures timely recovery of capital investment.
Ameren Illinois Transmission
Ameren Illinois’ transmission operating revenues are regulated by the FERC. In 2018, Ameren Illinois’ transmission operating revenues accounted for 12% of Ameren Illinois’ electric operating revenues. See Ameren Transmission below for additional information regarding Ameren Illinois’ transmission business.
Ameren Transmission
Ameren Transmission primarily consists of the aggregated electric transmission businesses of Ameren Illinois and ATXI. Both Ameren Illinois and ATXI are members of MISO, and their transmission rates are calculated in accordance with the MISO Open Access Transmission Tariff. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. A reconciliation at the end of the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year. Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution, other retail electric suppliers, and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues.
The FERC-allowed return on common equity for MISO transmission owners was challenged by customer groups in two complaint cases filed in November 2013 and February 2015. In September 2016, the FERC issued a final order in the November 2013 complaint case, which became immediately effective, and lowered the allowed base return on common equity to 10.32%, or a 10.82% total allowed return on equity with the inclusion of a 50 basis point adder for participation in an RTO. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 final order, which required briefs from the participants to be filed in February 2019 regarding a new methodology for determining the base return on common equity and whether and how to apply the new methodology to the two MISO complaint cases.

Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases at this time. As the FERC is under no deadline to issue a final order, the timing of the issuance of the final order in the February 2015 complaint case, or any potential impact to the amounts refunded as a result of the September 2016 final order, is uncertain.
ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, which is located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a 345-kilovolt line from eastern Missouri across Illinois to western Indiana. Construction of the Illinois Rivers project is substantially complete, with the last section awaiting the outcome of certain legal proceedings, which will delay the expected completion date to 2020. This delay is not expected to materially affect 2019 rate base or earnings. The Mark Twain project is located in northeast Missouri and connects Iowa to the Illinois Rivers project. ATXI plans to complete the Mark Twain project by the end of 2019. As of December 31, 2018, ATXI’s expected remaining investment in both the Illinois Rivers and Mark Twain projects was approximately $150 million, with the total investment in all three projects expected to be more than $1.6 billion.
The FERC has approved transmission rate incentives relating to the three MISO-approved multi-value projects, which allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery. Additionally, the Mark Twain project earns an additional 50 basis point return on equity incentive adder, effective as of February 14, 2018, based on the unique nature of risks involved in the project.
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
General Regulatory Matters
Ameren Missouri, Ameren Illinois, and ATXI must receive FERC approval to enter into various transactions, such as issuing short-term debt securities and conducting certain acquisitions, mergers, and consolidations involving electric utility holding companies. In addition, Ameren Missouri, Ameren Illinois, and ATXI must receive authorization from the applicable state public utility regulatory agency to issue stock and long-term debt securities and to conduct mergers, affiliate transactions, and various other activities.
Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk electric power system. These standards are developed and enforced by the NERC, pursuant to authority delegated to it by the FERC. Ameren Missouri, Ameren Illinois, and ATXI are members of the SERC. The SERC is one of eight regional entities representing all or portions of 16 central and southeastern states under authority from the NERC for the purpose of implementing and enforcing reliability standards approved by the FERC. The regional entities of the NERC work to safeguard the reliability of the bulk power systems throughout North America. If any of Ameren Missouri, Ameren Illinois, or ATXI is found not to be in compliance with these mandatory reliability standards, it could incur substantial monetary penalties and other sanctions.
Under the Public Utility Holding Company Act of 2005, the FERC and any state public utility regulatory agency may access books and records of Ameren and its subsidiaries that are found to be relevant to costs incurred by Ameren’s rate-regulated subsidiaries that may affect jurisdictional rates. The act also permits the MoPSC and the ICC to request that the FERC review cost allocations by Ameren Services to other Ameren companies.
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
Environmental Matters
Certain of our operations are subject to federal, state, and local environmental laws, including statutes and regulations, relating to the protection of the safety and health of our personnel, the public, and the environment. These laws include requirements relating to identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting, and emergency response in connection with hazardous and toxic materials; safety and health standards; and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants, water intake, and the management of waste and byproduct materials.

Failure to comply with these laws could have material adverse effects on us. We could be subject to criminal or civil penalties by regulatory agencies, or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing laws that currently apply to our operations.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2018, Ameren Missouri’s fossil fuel-fired energy centers represented 16% and 32% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag. These environmental regulations could also affect the availability of, the cost of, and the demand for power and natural gas that is acquired for Ameren Missouri’s natural gas customers and Ameren Illinois’ electric and natural gas customers. Federal, state, and local authorities continually revise these regulations, which adds uncertainty to our planning process and to the ultimate implementation of these or other new or revised regulations.
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
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two balancing authority areas: AMMO and AMIL. During 2018, the peak demand was 7,482 megawatts in AMMO and 8,792 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of MISO. Ameren Missouri is authorized by the MoPSC to participate in MISO through May 2020. Ameren Missouri is required to file a periodic cost-benefit study with the MoPSC in 2020 evaluating Ameren Missouri’s continued participation in MISO.
SUPPLY OF ELECTRIC POWER
Ameren Missouri
Ameren Missouri’s electric supply is primarily generated from its energy centers. Factors that could cause Ameren Missouri to purchase power include, among other things, energy center outages, the fulfillment of renewable energy requirements, the failure of suppliers to meet their power supply obligations, extreme weather conditions, the availability of power at a cost lower than its generation cost, and the absence of sufficient owned generation.
Ameren Missouri files a nonbinding 20-year integrated resource plan with the MoPSC every three years. The most recent integrated resource plan, filed in September 2017, includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable generation by adding at least 700 megawatts of wind generation by 2020 in Missouri and neighboring states, adding 100 megawatts of solar generation by 2027, retiring coal-fired energy centers as they reach the end of their useful lives, expanding customer energy-efficiency programs, and adding cost-effective demand response programs.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for new energy centers is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired power plants, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their useful lives or alterations in the way those assets operate. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2018, 2017, and 2016, Ameren Illinois procured power on behalf of its customers for 23% in each year of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. The costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings, because these costs are offset by corresponding revenues. Ameren Illinois charges transmission and distribution service rates to electric distribution customers who purchase electricity from alternative retail electric suppliers, which does affect Ameren Illinois Electric Distribution’s earnings.
Illinois law requires Ameren Illinois to offer rebates for certain net metering customers. It is anticipated that the first rebates will be issued in 2019. The cost of the rebates will be deferred as a regulatory asset, which will earn a return based on the utility’s weighted-average cost of capital. Customers that receive these rebates will be allowed to net their supply service charges, but not their distribution service charges. Beginning in 2017, the FEJA decoupled the electric distribution revenues established in a rate proceeding from the actual sales volumes, which ensures that Ameren Illinois’ electric distribution earnings will not be affected by any changes in sales volumes.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, methane gas, and solar. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. The Callaway nuclear energy center began operation in 1984 and is licensed to operate until 2044. As of December 31, 2018, Ameren Missouri’s fossil fuel-fired energy centers represented 16% and 32% of Ameren’s and Ameren Missouri’s rate base, respectively. See Item 2 – Properties under Part I of this report for information regarding Ameren Missouri’s electric generation energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. As of December 31, 2018, Ameren Missouri had price-hedged 98% of its expected coal supply and 100% of its coal transportation requirements for generation in 2019. Ameren Missouri has additional coal supply under contract through 2022. The Powder River Basin coal transport agreements that Ameren Missouri has with Union Pacific Railroad and Burlington Northern Santa Fe Railway are currently set to expire at the end of 2024. Ameren Missouri burned approximately 18.0 million tons of coal in 2018.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Inventories may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, and weather. As of December 31, 2018, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing wholesale sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
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
The Callaway energy center requires refueling at 18-month intervals. The last refueling was completed in December 2017. The next refueling is scheduled for the spring of 2019. As of December 31, 2018, Ameren Missouri had inventories for all of Callaway’s spring 2019 refueling requirements. Ameren Missouri has inventories and supply contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2023 refueling. Ameren Missouri has fuel fabrication service contracts through the 2023 refueling.
RENEWABLE ENERGY CREDITS AND ZERO EMISSION CREDITS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy portfolio requirements in 2018.
In Missouri, utilities were required to purchase or generate electricity equal to at least 10% of native load sales from renewable energy sources in 2018. That percentage will increase to at least 15% by 2021, subject to an average 1% annual increase on customer rates over any 10-year period. At least 2% of the annual renewable energy requirement must be derived from solar energy. Ameren Missouri expects to satisfy the nonsolar requirement in 2019 with its Keokuk and Maryland Heights energy centers, a 102-megawatt power purchase agreement with a wind farm operator, and an estimated purchase of approximately $2 million of renewable energy credits in the market. The Keokuk energy center generates electricity using a hydroelectric dam located on the Mississippi River. The Maryland Heights energy center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating solar energy at its O’Fallon energy center and its headquarters building. In 2018, Ameren Missouri entered into build-transfer agreements to purchase up to 557 megawatts of wind generation. For additional information on these agreements, see Note 2 – Rate and Regulatory Matters under Part II, Item 8 of this report.
Effective June 2017, the FEJA requires the IPA to procure renewable energy credits for all electric distribution customers in Illinois, including those customers supplied by alternative retail electric suppliers. The IPA’s initial long-term renewable resources procurement plan was approved by the ICC in 2018. The IPA’s plan set forth guidelines by which the IPA should procure 15-year contracts for four million wind renewable energy credits per year and four million solar renewable energy credits per year, allocated among Ameren Illinois, Commonwealth Edison Company, and MidAmerican Energy Company based on load. As a result of the allocation, Ameren Illinois is required to purchase 1.2 million wind renewable energy credits per year and 1.2 million solar renewable energy credits per year. The IPA has completed several procurement events, resulting in contractual commitments of 0.9 million wind renewable energy credits per year and 0.9 million solar renewable energy credits per year for Ameren Illinois. The remaining 0.3 million wind renewable and 0.3 million solar energy credits per year for Ameren Illinois will be obtained through IPA procurement events in 2019. Ameren Illinois will execute additional renewable energy credit contracts after these procurements in 2019. The IPA is expected to file its second long-term renewable resources procurement plan in 2019, which, once approved, will establish the 2020 and 2021 renewable energy credit procurement targets.
The FEJA also required Ameren Illinois to enter into contracts for zero emission credits in an amount equal to approximately 16% of the actual amount of electricity delivered to retail customers during calendar year 2014. This one-time zero emission credit procurement by the IPA, approval by the ICC, and execution of zero emission credit contracts were all completed in 2018. Contracts are for 10 years with quantities allocated among Ameren Illinois, Commonwealth Edison Company, and MidAmerican Energy Company. Both renewable energy credits and zero emission credits have cost recovery tariff mechanisms which fully recover or refund the variance between actual costs incurred from the resulting contracts and the amounts collected from customers.
ENERGY EFFICIENCY
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate and to help their customers become more efficient energy consumers. In Missouri, the MEEIA established a regulatory recovery mechanism that, among other things, allows electric utilities to recover costs with respect to MoPSC-approved customer energy-efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy-efficiency programs. Missouri does not have a law mandating energy-efficiency programs.
In February 2016, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2016 plan. That plan included a portfolio of customer energy-efficiency programs, along with a regulatory recovery mechanism. The MoPSC’s order included a performance incentive that provides for additional revenues if certain MEEIA 2016 customer energy-efficiency goals are achieved, including $27 million if 100% of the goals are achieved during the three-year period. Ameren Missouri must achieve at least 25% of its energy efficiency-goals to be eligible for a MEEIA 2016 performance incentive and can earn more if its energy savings exceed those goals. Through 2018, Ameren Missouri invested $136 million in MEEIA 2016 customer energy-efficiency programs and recognized $11 million in additional revenue related to performance incentives.
In December 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ended December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.
Both the MEEIA 2016 and MEEIA 2019 plans include the continued use of the MEEIA rider. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any difference between actual program costs, lost electric margins, and any performance incentive and the amounts collected from customers, without a traditional rate proceeding until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and lost electric margins and collected via the MEEIA rider, are reconciled annually to actual results.
State law requires Ameren Illinois to offer customer energy-efficiency programs. In September 2017, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans, as well as regulatory recovery mechanisms. The order authorized electric and natural gas energy-efficiency program expenditures of $394 million and $62 million, respectively, for the 2018 through 2021 period. Additionally, as part of its IEIMA capital project investments, Ameren Illinois has invested approximately $380 million in smart-grid infrastructure since 2012, including smart meters that enable customers to improve their energy efficiency, and expects to spend another $60 million by 2021.
Historically, Ameren Illinois recovered the cost of its energy-efficiency programs as they were incurred. The FEJA allows Ameren Illinois to earn a return on its electric energy-efficiency program investments made since June 2017. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the company’s weighted-average cost of capital, with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest approximately $100 million per year in electric energy-efficiency programs through 2023, consistent with targets established by the FEJA. The ICC can lower the electric energy-efficiency saving goals if sufficient cost-effective measures are not available. The electric energy-efficiency program investments and the return on those investments will be recovered through a rider; they will not be included in the IEIMA formula rate process.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements with producers, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the NYMEX futures market and in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2018, Ameren Missouri and Ameren Illinois had price-hedged 62% and 76%, respectively, of their expected 2019 natural gas supply requirements.
For additional information on our fuel, purchased power, and natural gas for distribution supply, see Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Commodity Price Risk under Part II, Item 7A, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 13 – Related-party Transactions, and Note 14 – Commitments and Contingencies under Part II, Item 8 of this report.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:

•	political, regulatory, and customer resistance to higher rates;

•	the potential for changes in laws, regulations, enforcement efforts, and policies at the state and federal levels;

•
corporate tax law changes, as well as additional interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments, reduce or limit the ability to claim certain deductions and use carryforward tax benefits, or result in rate base reductions;

•
cybersecurity risks, including the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the theft or inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information;

•	the potential for more intense competition in generation, supply, and distribution, including new technologies and their declining costs;

•	the impact and effectiveness of vegetation management programs;

•
net metering rules and other changes in existing regulatory frameworks and recovery mechanisms to address the allocation of costs to customers who own generation resources that enable them both to sell power to us and to purchase power from us through the use of our transmission and distribution assets;

•	legislation or programs to encourage or mandate energy efficiency and renewable sources of power and the lack of consensus as to who should pay for those programs;

•	pressure on customer growth and usage in light of economic conditions, distributed generation, technological advances, and energy-efficiency initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	changes in the allowed return on common equity on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of a skilled work force, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors on yields of United States Treasury securities and on allowed rates of return on equity provided by regulators;

•
higher levels of infrastructure and technology investments and adjustments to customer rates associated with the TCJA that are expected to result in negative or decreased free cash flow, which is defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	public concerns about the siting of new facilities;

•
complex new and proposed environmental laws including statutes, regulations, and requirements, such as air and water quality standards, mercury emissions standards, CCR management requirements, and potential CO2 limitations, which may reduce the frequency at which electric generating units are dispatched based upon their CO2 emissions;

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

•	public concerns about nuclear generation, decommissioning, and the disposal of nuclear waste; and

•	consolidation of electric and natural gas utility companies.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2018		2017	2016
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	14,320		12,653	13,245
Commercial	14,791		14,384	14,712
Industrial	4,499		4,469	4,790
Street lighting and public authority	108		117	125
Ameren Missouri retail load subtotal	33,718		31,623	32,872
Off-system	10,036		10,640	7,125
Ameren Missouri total	43,754		42,263	39,997
Ameren Illinois Electric Distribution(a):
Residential	12,099		10,985	11,512
Commercial	12,717		12,382	12,583
Industrial	11,673		11,436	11,738
Street lighting and public authority	513		515	521
Ameren Illinois Electric Distribution total	37,002		35,318	36,354
Eliminate affiliate sales	(288)		(440)	(520)
Ameren total	80,468		77,141	75,831
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,560		$1,417	$1,422
Commercial	1,271		1,208	1,224
Industrial	312		305	315
Other, including street lighting and public authority	30	(b)	111	102
Ameren Missouri retail load subtotal	$3,173		$3,041	$3,063
Off-system	278		370	333
Ameren Missouri total	$3,451		$3,411	$3,396
Ameren Illinois Electric Distribution:
Residential	$867		$870	$895
Commercial	511		527	517
Industrial	130		113	96
Other, including street lighting and public authority	39		58	40
Ameren Illinois Electric Distribution total	$1,547		$1,568	$1,548
Ameren Transmission:
Ameren Illinois Transmission(c)	$267		$258	$232
ATXI	166		168	123
Ameren Transmission total	$433		$426	$355
Other and intersegment eliminations	(92)		(98)	(103)
Ameren total	$5,339		$5,307	$5,196

(a)
Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2018, 2017, and 2016, Ameren Illinois procured power on behalf of its customers for 23% of its total kilowatthour sales.

(b)
Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(c)	Includes $53 million, $42 million, and $45 million in 2018, 2017, and 2016, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2018	2017	2016
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.59 ¢	1.75 ¢	1.79 ¢
Source of Ameren Missouri energy supply:
Coal	67.8%	70.9%	66.2%
Nuclear	23.7	19.0	22.8
Hydroelectric	2.5	3.4	3.3
Natural gas	1.0	0.7	0.7
Methane gas and solar	0.1	0.1	0.1
Purchased – Wind	0.6	0.7	0.8
Purchased – Other	4.3	5.2	6.1
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude $44 million, $(35) million, and $5 million, respectively for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2018	2017	2016
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	7	6	6
Commercial	4	3	3
Industrial	1	1	1
Transport	9	8	8
Ameren Missouri total	21	18	18
Ameren Illinois Natural Gas:
Residential	60	50	52
Commercial	18	15	17
Industrial	4	3	3
Transport	100	98	94
Ameren Illinois Natural Gas total	182	166	166
Ameren total	203	184	184
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$90	$77	$77
Commercial	37	31	30
Industrial	4	4	4
Transport and other	7	14	17
Ameren Missouri total	$138	$126	$128
Ameren Illinois Natural Gas:
Residential	$581	$531	$530
Commercial	159	146	153
Industrial	17	12	10
Transport and other	58	54	61
Ameren Illinois Natural Gas total	$815	$743	$754
Other and intercompany eliminations	(1)	(2)	(2)
Ameren total	$952	$867	$880

Rate Base Statistics – At December 31,	2018	2017	2016
Rate Base (in billions):
Electric and natural gas transmission and distribution	$11.3	$10.1	$9.4
Coal generation	2.0	2.0	2.0
Nuclear and renewables generation	1.8	1.9	1.8
Natural gas generation	0.4	0.4	0.4
Rate base total	$15.5	$14.4	$13.6

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents, along with eXtensible Business Reporting Language (XBRL) documents, are also available through the SEC’s website (www.sec.gov). Ameren’s website is a channel of distribution for material information about the Ameren Companies. Financial and other material information is routinely posted to, and accessible at, Ameren’s website.
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
We are subject to federal, state, and local regulation. Our extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
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
Ameren Missouri’s electric and natural gas utility rates and Ameren Illinois’ natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri’s rates established in those proceedings are primarily based on historical costs and revenues. Ameren Illinois’ natural gas rates established in those proceedings are based on estimated future costs and revenues. Thus, the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
Rates include an allowed rate of return on investments established by the regulator, including a return on invested capital, both debt and equity, and an amount for income taxes. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments. Ameren Missouri and Ameren Illinois, and the utility industry generally, have an increased need for cost recovery, primarily driven by capital investments, which is likely to continue in the future. The resulting increase to the revenue requirement needed to recover such costs and earn a return on investments could result in more frequent regulatory rate reviews and requests for cost recovery mechanisms. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
As a result of its participation in performance-based formula ratemaking, Ameren Illinois’ return on equity for its electric distribution service and its electric energy-efficiency investments is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve certain performance standards. Failure to meet these requirements could adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity.
Ameren Illinois participates in a performance-based formula ratemaking framework established pursuant to the IEIMA for its electric distribution service. Ameren Illinois is allowed to recover its electric distribution revenue requirement for a given year, independent of actual sales volumes. Ameren Illinois also has an electric energy-efficiency program rider, which includes a return on its program investments that is subject to performance-based formula ratemaking. The ICC annually reviews Ameren Illinois’ rate filings for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs. The electric distribution service performance-based formula ratemaking framework expires at the end of 2022, while the decoupling provisions extend beyond the end of formula ratemaking by law. Ameren Illinois would then be required to establish future rates through a traditional rate proceeding with the ICC, which might result in rates that do not produce a full or timely recovery of costs or provide for an adequate return on investments and would expose Ameren Illinois’ electric distribution business to the risks described in the immediately preceding risk factor.
The return on equity component under both formula ratemaking recovery mechanisms is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. With respect to electric distribution service, a 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on its 2019 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed return on equity calculated under the ratemaking formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for return on equity penalties up to 38 basis points in each year from 2019 through 2022, if these performance standards are not met. Beginning in 2018, the rider for electric energy-efficiency investments provides for increases or decreases of up to 200 basis points to the return on equity. Any adjustments to the return on equity for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals. In 2018, there were no performance-related basis point adjustments.
Ameren Illinois plans to invest approximately $100 million per year in electric energy-efficiency programs through 2023, consistent with targets established by the FEJA. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation.
As a result of PISA, Ameren Missouri’s electric rates are subject to a rate cap. Failure to align capital investments and expenses under the rate cap will adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
As a result of Ameren Missouri’s decision to participate in PISA, its rate increases are limited to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in the July 2018 MoPSC order. Additionally, Ameren Missouri’s electric base rates, as determined in the July 2018 MoPSC order, are frozen until April 1, 2020. Customer rates under the MEEIA, the FAC, and the RESRAM riders have not been frozen. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review will be subject to the rate cap. Any deferred overages approved for recovery will be recovered in a manner consistent with costs recovered under PISA. Increased capital investments and operating costs could cause customer rates to exceed the rate cap. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. A penalty incurred as the result of exceeding the rate cap could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
Both the rate cap and PISA election are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028.
Ameren and Ameren Illinois may not realize the expected return on their electric transmission investments, which could adversely affect their results of operations, financial position, and liquidity.
Ameren, through ATXI and Ameren Illinois, is investing significant capital resources in electric transmission. These investments are based on the FERC’s regulatory framework and a rate of return on common equity that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return are subject to change, including change as a result of existing and future third-party complaints and challenges at the FERC and the new methodology for determining the base return on common equity proposed by the FERC in November 2018. Accordingly, the regulatory framework may be less favorable or the rate of return may be lower in the future, compared with the current regulatory environment and rate of return, all of which may adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity. A pending complaint case filed with the FERC in February 2015 could reduce the allowed return on common equity and could require customer refunds. A 50 basis point reduction in the FERC-allowed return on common equity would reduce Ameren’s and Ameren Illinois’ earnings by an estimated $9 million and $5 million, respectively, based on each company’s 2019 projected rate base.
We are subject to various environmental laws. Significant capital expenditures are required to achieve and to maintain compliance with these environmental laws. Failure to comply with these laws could result in the closing of facilities, alterations to the manner in which these facilities operate, increased operating costs, or exposure to fines and liabilities.
We are subject to various environmental laws, including statutes and regulations, enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws. These laws address emissions, discharges to water, water intake, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Ameren is also subject to risks from changing or conflicting interpretations of existing laws.
We are also subject to liability under environmental laws that address the remediation of environmental contamination on property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws against us. They could allege injury from exposure to hazardous materials, allege a failure to comply with environmental laws, seek to compel remediation of environmental contamination, or seek to recover damages resulting from that contamination.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2018, Ameren Missouri’s fossil fuel-fired energy centers represented 16% and 32% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In the first phase, in January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. In the second phase, the district court will determine the actions required to remedy the violations found in the liability phase. The EPA previously withdrew all claims for penalties and fines. Hearings on remedy-related issues are scheduled for April 2019. The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses.
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. In August 2018, the EPA proposed to repeal and replace the Clean Power Plan with a proposed new rule known as the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from power plants. The EPA proposes to use certain efficiency measures as the best system of emission reduction for coal-fired power plants. We cannot predict the outcome of the EPA’s future rulemaking or the outcome of any legal challenges relating to such future rulemakings, any of which could have an adverse effect on our results of operations, financial position, and liquidity.
Ameren and Ameren Missouri have incurred and expect to incur significant costs with respect to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri’s coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that Ameren Missouri’s facilities and operations are in compliance with environmental laws could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations might result in Ameren Missouri closing coal-fired energy centers earlier than planned. If these costs are not recoverable through rates, it could lead to an impairment of assets and reduced revenues. Any of the foregoing could have an adverse effect on our results of operations, financial positions, and liquidity.
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
Service interruptions can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to respond promptly to such failures can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, our ability to safeguard sensitive customer information and protect our systems from cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect customer satisfaction. Customers’, legislators’, and regulators’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
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
The FERC can impose civil penalties of approximately $1.3 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. Compliance with these mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. If we were found not to be in compliance with these mandatory reliability standards, FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of its formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.

OPERATIONAL RISKS
The construction and acquisition of, and capital improvements to, electric and natural gas utility infrastructure involve substantial risks. These risks include escalating costs, unsatisfactory performance by the projects when completed, the inability to complete projects as scheduled, cost disallowances by regulators, and the inability to earn an adequate return on invested capital, any of which could result in higher costs and facility closures.
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $13.9 billion (Ameren Missouri – up to $7.1 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.2 billion) of capital expenditures from 2019 through 2023. These estimates include allowance for equity funds used during construction, but do not include any additional wind generation investments by Ameren Missouri beyond the two facilities that Ameren Missouri has agreed to acquire after construction. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates and to acquire wind generation facilities after they are constructed is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for labor and materials, including changes to tariffs on materials, reliance on third parties, the ability to obtain required project approvals, and the ability to obtain necessary rights-of-way, easements, and transmission connections. Delays in obtaining permits or regulatory approvals, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on reasonable terms, or other events beyond our control could affect the schedule, cost, and performance of these projects. There is a risk that an energy center might not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such pollution control equipment not be installed on time or not perform as expected, Ameren Missouri could be subject to additional costs and to the loss of its investment in the project or facility. All of these project and construction risks could adversely affect our results of operations, financial position, and liquidity.
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
Our financial performance depends on the successful operation of electric generation, transmission, and distribution facilities. Operation of electric generation, transmission, and distribution facilities involves many risks, including:

•	facility shutdowns due to operator error, or a failure of equipment or processes;

•	longer-than-anticipated maintenance outages;

•	failures of equipment that can result in unanticipated liabilities or unplanned outages;

•	aging infrastructure that may require significant expenditures to operate and maintain;

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including ultra-low-sulfur coal used by Ameren Missouri to comply with environmental regulations;

•	lack of adequate water required for cooling plant operations;

•	labor disputes;

•	disruptions in the delivery of electricity to our customers;

•	suppliers and contractors who do not perform as required under their contracts;

•	failure of other operators’ facilities and the effect of that failure on our electric system and customers;

•	inability to comply with regulatory or permit requirements, including those relating to environmental laws;

•	handling, storage, and disposition of CCR;

•	unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, solar flares, and electromagnetic pulses;

•	the occurrence of catastrophic events such as fires, explosions, acts of sabotage or terrorism, pandemic health events, or other similar events;

•	accidents that might result in injury or loss of life, extensive property damage, or environmental damage;

•	ineffective vegetation management programs;

•
cybersecurity risks, including loss of operational control of Ameren Missouri’s energy centers and our transmission and distribution systems and loss of data, including sensitive customer, employee, financial, and operating system information, through insider or outsider actions;

•	limitations on amounts of insurance available to cover losses that might arise in connection with operating our electric generation, transmission, and distribution facilities;

•	inability to implement or maintain information systems;

•	failure to keep pace with and the ability to adapt to rapid technological change; and

•	other unanticipated operations and maintenance expenses and liabilities.
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

•	limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear facilities;

•	uncertainties about contingencies and retrospective premium assessments relating to claims at the Callaway energy center or any other United States nuclear facilities;

•	public and governmental concerns about the safety and adequacy of security at nuclear facilities;

•	limited availability of fuel supply and our reliance on licensed fuel assemblies from the one NRC-licensed supplier of Callaway energy center’s assemblies;

•	costly and extended outages for scheduled or unscheduled maintenance and refueling;

•	uncertainties about the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;

•
the adverse effect of poor market performance and other economic factors on the asset values of nuclear decommissioning trust funds and the corresponding increase, upon MoPSC approval, in customer rates to fund the estimated decommissioning costs; and

•	potential adverse effects of a natural disaster, acts of sabotage or terrorism, including cyber attack, or any accident leading to a radiological release.
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
Our natural gas distribution and storage activities involve numerous risks that may result in accidents and increased operating costs.
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
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require significant additional maintenance or replacement that could adversely affect our results of operations, financial position, and liquidity. Additionally, Ameren Missouri’s results of operations, financial position, and liquidity could be adversely affected if an energy center’s costs or decommissioning costs associated with an energy center’s retirement are not fully recovered.
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
Energy conservation, energy efficiency, distributed generation, energy storage, technological advances, and other factors could reduce energy demand from Ameren Missouri’s customers.
Without a regulatory mechanism to ensure recovery, declines in energy usage could result in an under-recovery of Ameren Missouri’s revenue requirement, which could adversely affect Ameren and Ameren Missouri’s results of operations, financial position, and liquidity. Such declines could occur due to a number of factors:

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
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our work force is nearing retirement, including many employees with specialized skills, such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers. We are also party to collective bargaining agreements that collectively represent about 51% of Ameren’s total employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
Our operations are subject to acts of terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. Within our industry, there have been attacks on energy infrastructure, such as substations and related assets, in the past, and there may be more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely affect economic activity in our service territory which, in turn, could adversely affect our results of operations, financial position, and liquidity.
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
We rely on the issuance of short-term and long-term debt as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital at reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as depressed economic conditions or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. The unfavorable near-term impacts of the TCJA on our operating cash flows may adversely affect our credit ratings. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
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
Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total unfunded obligation under its pension and postretirement benefit plans was $481 million as of December 31, 2018. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2018, its investment performance in 2018, and its pension funding policy, Ameren expects to make annual contributions of approximately $20 million to $70 million in each of the next five years, with aggregate estimated contributions of $200 million. Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements are estimated to be 30% and 60%, respectively. These estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
In addition to the costs of our pension plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. Future legislative changes related to health care could also significantly change our benefit programs and costs. The increasing costs and funding requirements associated with our defined benefit retirement plans, health care plans, and other employee benefits could increase our financing needs and otherwise adversely affect our financial position and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
For information on our principal properties, see the energy center table below. See also Liquidity and Capital Resources and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report for a discussion of planned additions, replacements, or transfers. See also Note 5 – Long-term Debt and Equity Financings and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
The following table shows the anticipated capability of Ameren Missouri’s energy centers at the time of Ameren Missouri’s expected 2019 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie	Franklin County, Missouri	2,372,000
	Rush Island	Jefferson County, Missouri	1,178,000
	Sioux	St. Charles County, Missouri	972,000
	Meramec(b)	St. Louis County, Missouri	591,000
Total coal			5,113,000
Nuclear	Callaway	Callaway County, Missouri	1,194,000
Hydroelectric	Osage	Lakeside, Missouri	235,000
	Keokuk	Keokuk, Iowa	144,000
Total hydroelectric			379,000
Pumped-storage	Taum Sauk	Reynolds County, Missouri	440,000
Natural gas (CTs)	Audrain(c)	Audrain County, Missouri	608,000
	Venice(d)	Venice, Illinois	492,000
	Goose Creek	Piatt County, Illinois	438,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	304,000
	Meramec(b)(d)(e)	St. Louis County, Missouri	282,000
	Kinmundy(d)	Kinmundy, Illinois	210,000
	Peno Creek(c)(d)	Bowling Green, Missouri	192,000
Total natural gas			2,842,000
Oil (CTs)	Fairgrounds	Jefferson City, Missouri	55,000
	Meramec	St. Louis County, Missouri	55,000
	Mexico	Mexico, Missouri	54,000
	Moberly	Moberly, Missouri	54,000
	Moreau	Jefferson City, Missouri	54,000
Total oil			272,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O’Fallon	O’Fallon, Missouri	3,000
Total Ameren and Ameren Missouri			10,251,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	All coal-fueled kilowatts and 236,000 natural-gas-fueled kilowatts at the Meramec energy center are scheduled for retirement in 2022.

(c)	There are economic development arrangements applicable to these CTs.

(d)	These CTs have the capability to operate on either oil or natural gas (dual fuel).

(e)	Two of its three units are steam-powered.
The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2018:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,971	4,639
Circuit miles of electric distribution lines	33,517	45,878
Percentage of circuit miles of electric distribution lines underground	24%	16%
Miles of natural gas transmission and distribution mains	3,422	18,417
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 408 miles of transmission lines not reflected in this table.
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
Ameren Missouri has conveyed most of its Peno Creek CT energy center to the city of Bowling Green, Missouri through 2022. Ameren Missouri has rights and obligations as the operator of the energy center under a long-term agreement with the city of Bowling Green. Under the terms of this agreement, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the agreement, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri first mortgage bond indenture.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as the operator of the energy center under a long-term agreement with Audrain County. Under the terms of this agreement, Ameren Missouri is responsible for all operation and maintenance for the energy center. The agreement will expire in December 2023. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the agreement, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri first mortgage bond indenture.
In 2018, Ameren Missouri entered into build-transfer agreements to purchase up to 557 megawatts of wind generation. For additional information on these agreements, see Note 2 – Rate and Regulatory Matters under Part II, Item 8 of this report.

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

•
the November 2018 FERC order requesting briefs regarding a new methodology for determining the base return on common equity under the MISO tariff and how to apply the new methodology to the February 2015 complaint case and the September 2016 order related to the November 2015 complaint case;

•	the January 2019 appeal filed by the MoOPC challenging the MoPSC’s December 2018 order in the RESRAM case;

•	litigation against Ameren Missouri with respect to the EPA Clean Air Act; and

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2018, all their positions and offices held with the Ameren Companies as of February 14, 2019, their tenures as officers, and their business backgrounds for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.
AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	57	Chairman, President and Chief Executive Officer, and Director
Baxter joined Ameren Missouri in 1995. He was elected to the positions of executive vice president and chief financial officer of Ameren, Ameren Missouri, Ameren Illinois, and Ameren Services in 2003. He was elected chairman, president, chief executive officer, and chief financial officer of Ameren Services in 2007. In 2009, he was elected chairman, president, and chief executive officer of Ameren Missouri. In 2014, he was elected chairman, president, and chief executive officer of Ameren, and relinquished his positions at Ameren Missouri.

Martin J. Lyons, Jr.	52	Executive Vice President and Chief Financial Officer
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

Gregory L. Nelson	61	Senior Vice President, General Counsel, and Secretary
Nelson joined Ameren Missouri in 1995. He was elected vice president and tax counsel of Ameren Services in 1999 and vice president of Ameren Missouri and Ameren Illinois in 2003. In 2010, he was elected vice president, tax and deputy general counsel of Ameren Services. He remained vice president of Ameren Missouri and Ameren Illinois. In 2011, he was elected senior vice president, general counsel and secretary of the Ameren Companies. Nelson has notified Ameren of his intention to retire, effective August 1, 2019. Chonda J. Nwamu, senior vice president and deputy general counsel, will succeed Nelson as senior vice president, general counsel, and secretary, effective upon his retirement.

Bruce A. Steinke	57	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, he relinquished his positions at Ameren Illinois. In 2013, he was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held

Bhavani Amirthalingam	43	Senior Vice President and Chief Digital Information Officer (Ameren Services)
Amirthalingam joined Ameren Services in March 2018 as senior vice president and chief digital information officer. She served as the chief information officer and vice president North America for Schneider Electric SE, an energy management and automation solutions company, from January 2015 to March 2018 and in various roles at World Wide Technology Inc., a technology solution provider, from November 1999 to January 2015, most recently serving as vice president of customer solutions and innovation from September 2013 to January 2015.

Mark C. Birk	54	Senior Vice President, Customer and Power Operations (Ameren Missouri)
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

Fadi M. Diya	56	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, he was elected vice president, nuclear operations, of Ameren Missouri. In 2014, he was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	62	Senior Vice President, Customer Experience (Ameren Illinois)
Heger joined Ameren Missouri in 1976. In 2009, she was elected vice president, information technology, of Ameren Services, and in 2012, she was also elected chief information officer of Ameren Services. In 2015, she was elected senior vice president and chief information officer of Ameren Services. In February 2019, she was elected senior vice president, customer experience, at Ameren Illinois.

Mark C. Lindgren	51	Senior Vice President, Corporate Communications and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, he was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In 2015, he was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	63	Chairman and President (Ameren Illinois)
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

Michael L. Moehn	49	Chairman and President (Ameren Missouri)
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

Chonda J. Nwamu	47	Senior Vice President and Deputy General Counsel (Ameren Services)
Nwamu joined Ameren Services in September 2016 as vice president and deputy general counsel. In January 2019, she was elected senior vice president and deputy general counsel of Ameren Services. Prior to joining Ameren Services, she served as regulatory counsel at Pacific Gas and Electric Company, a public utility, from 2000 to May 2014 and as managing counsel and senior director from June 2014 to June 2016. She will succeed Gregory L. Nelson as senior vice president, general counsel, and secretary effective upon his retirement.

Shawn E. Schukar	57	Chairman and President (ATXI)
Schukar joined a predecessor company of Ameren Illinois in 1984. In 2005, he was elected vice president, commercial RTO operations, of Ameren Services. In 2013, he was elected senior vice president, transmission operations, construction and project management, of ATXI. In 2017, he was elected chairman and president of ATXI.

Officers are generally elected or appointed annually by the respective board of directors of each company, following the election of board members at the annual meetings of shareholders. No special arrangement or understanding exists between any of the above-named executive officers and the Ameren Companies nor, to our knowledge, with any other person or persons pursuant to which any executive officer was selected as an officer. There are no family relationships among the executive officers or between any executive officers and any directors of the Ameren Companies. Except as noted, the above-named executive officers have been employed by an Ameren company for more than five years in executive or management positions.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 45,575 on January 31, 2019. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2018, to December 31, 2018.
Performance Graph
The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2018. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2013, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested.
Comparison of Five-Year Cumulative Return

250
200
150
100
50
2013
2014
2015
2016
2017
2018
AEE
S&P 500 Index
EEI Index

December 31,	2013	2014	2015	2016	2017	2018
Ameren (AEE)	$100.00	$132.73	$129.58	$162.84	$188.82	$215.22
S&P 500 Index	100.00	113.69	115.26	129.04	157.21	150.33
EEI Index	100.00	128.91	123.88	145.49	162.54	168.50
Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	2018	2017		2016	2015		2014
Ameren:
Operating revenues(a)	$6,291	$6,174		$6,076	$6,098		$6,053
Operating income(a)(b)	1,357	1,410		1,322	1,235	(c)	1,226
Income from continuing operations	821	529	(d)	659	585		593
Income (loss) from discontinued operations, net of taxes	—	—		—	51		(1)
Net income attributable to Ameren common shareholders	815	523		653	630		586
Common stock dividends	451	431		416	402		390
Continuing operations earnings per share – basic	3.34	2.16		2.69	2.39		2.42
Continuing operations earnings per share – diluted	3.32	2.14		2.68	2.38		2.40
Common stock dividends per share	1.8475	1.7775		1.715	1.655		1.61
As of December 31:
Total assets	$27,215	$25,945		$24,699	$23,640		$22,289
Long-term debt, excluding current maturities	7,859	7,094		6,595	6,880		6,085
Total Ameren Corporation shareholders’ equity	7,631	7,184		7,103	6,946		6,713
Ameren Missouri:
Operating revenues(a)	$3,589	$3,537		$3,524	$3,609		$3,553
Operating income(a)(b)	749	722		725	742	(c)	784
Net income available to common shareholder	478	323	(d)	357	352		390
Dividends to parent	375	362		355	575		340
As of December 31:
Total assets	$14,291	$14,043		$14,035	$13,851		$13,474
Long-term debt, excluding current maturities	3,418	3,577		3,563	3,844		3,861
Total shareholders’ equity	4,229	4,081		4,090	4,082		4,052
Ameren Illinois:
Operating revenues(a)	$2,576	$2,527		$2,489	$2,466		$2,498
Operating income(a)(b)	512	569		519	446		425
Net income available to common shareholder	304	268		252	214		201
Dividends to parent	—	—		110	—		—
As of December 31:
Total assets	$11,319	$10,345		$9,474	$8,903		$8,204
Long-term debt, excluding current maturities	3,296	2,373		2,338	2,342		2,224
Total shareholders’ equity	3,774	3,310		3,034	2,897		2,661

(a)
Amounts for 2017 and 2016 have been revised to reflect the adoption of accounting guidance on revenue from contracts with customers, effective for the Ameren Companies as of January 1, 2018. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information. The 2015 and 2014 balances are not revised for this guidance and are not comparative.

(b)
Amounts have been revised to reflect the adoption of accounting guidance on the presentation of net periodic pension and postretirement benefit cost, effective for the Ameren Companies as of January 1, 2018. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.

(c)
Includes a $69 million provision recorded for all of the previously capitalized construction and operating license costs relating to the cancelled second nuclear unit at Ameren Missouri’s Callaway energy center.

(d)
Includes an increase to income tax expense of $154 million and $32 million as a result of the TCJA at Ameren and Ameren Missouri, respectively. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information.

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
Below is a summary description of Ameren’s principal subsidiaries, which includes Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI is constructing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and operates the Spoon River project, which was placed in service in February 2018. Ameren also evaluates competitive electric transmission investment opportunities as they arise.

Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission primarily consists of the aggregated electric transmission businesses of Ameren Illinois and ATXI. See Note 15 – Segment Information under Part II, Item 8, of this report for further discussion of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ Segments.
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
OVERVIEW
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. As discussed below, Ameren successfully executed on its strategic plan in 2018, with constructive outcomes received in various regulatory proceedings. With the enactment of legislation in Missouri, we believe constructive regulatory frameworks for investment exist at all of Ameren's utility businesses. In February 2019, Ameren Missouri announced its Smart Energy Plan to upgrade the electric grid and accommodate more renewable energy. In addition, Ameren Missouri advanced its transition of generation to a cleaner, more diverse portfolio by entering into two build-transfer agreements for the acquisition of up to 557 megawatts of wind generation in Missouri.
In 2018, Ameren’s utility businesses each received orders to reduce customer rates to reflect the benefits of a lower federal tax rate and, over time, to reflect the return of excess deferred taxes of over $2 billion. The return of excess deferred taxes to customers reduces operating cash flows but is expected to increase the rate base on which customer rates are established.
In June 2018, legislation was enacted in Missouri that enhanced Ameren Missouri’s electric regulatory framework. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. PISA mitigates the impacts of regulatory lag between regulatory rate reviews. The remaining 15% of certain property, plant, and equipment placed in service and not eligible for recovery under PISA, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the new law apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. This Missouri law maintains strong MoPSC oversight and consumer protections while supporting Ameren Missouri’s ability to strengthen and modernize Missouri’s electric grid.

In the second quarter of 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. In December 2018, Ameren Missouri received FERC approval to acquire the facility after construction. A transmission interconnection agreement with the MISO for this facility is expected in the fall of 2019. Also, in October 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts. In February 2019, Ameren Missouri filed with the MoPSC a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. The up to 157-megawatt facility is expected to be located in northwestern Missouri. A transmission interconnection agreement with the MISO for this facility is expected in early 2020. Both facilities are expected to be completed by the end of 2020 and would help Ameren Missouri comply with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including entering into a MISO transmission interconnection agreement at an acceptable cost for each facility and obtaining FERC approval and the issuance of a certificate of convenience and necessity by the MoPSC for the up to 157-megawatt facility, as well as other customary contract terms and conditions. These agreements collectively represent approximately $1 billion in capital expenditures expected in 2020, which is included in Ameren Missouri’s Smart Energy Plan. As outlined in its 2017 IRP, Ameren Missouri is pursuing at least 700 megawatts of wind generation by the end of 2020. In October and December 2018, the MoPSC issued orders approving a RESRAM that allows Ameren Missouri to adjust customer rates on an annual basis without a traditional regulatory rate review. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019, designed to upgrade Ameren Missouri's electric infrastructure. The plan includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with costs largely recoverable under PISA and, for the portion of wind and other renewable generation investments that are not recoverable under PISA, recoverable under the RESRAM.
In December 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ended December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.
In April 2018, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2019 rates with the ICC. In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019.
In November 2018, the ICC issued an order approving a stipulation and agreement that resulted in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. This increase reflects the reduction in the federal statutory corporate income tax rate enacted under the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which collectively decreased annual rates by approximately $17 million. The new customer rates were effective in November 2018. As a result of this order, the rate base under the QIP rider was reset to zero. Ameren Illinois used a 2019 future test year in this proceeding.
ATXI’s Spoon River project, located in northwest Illinois, was placed in service in February 2018. Construction of the Illinois Rivers project is substantially complete, with the last section awaiting the outcome of certain legal proceedings, which will delay the expected completion date to 2020. This delay is not expected to materially affect 2019 rate base or earnings. Construction activities for ATXI’s Mark Twain project began in the second quarter of 2018, and the project is expected to be completed by the end of 2019.
In October 2018, Ameren’s board of directors increased the quarterly common stock dividend to 47.5 cents per share, resulting in an annualized equivalent dividend rate of $1.90 per share.
Earnings
Net income attributable to Ameren common shareholders was $815 million, or $3.32 per diluted share, for 2018, and $523 million, or $2.14 per diluted share, for 2017. Net income was favorably affected in 2018 compared with 2017 by the absence of a noncash charge to earnings for the revaluation of deferred taxes, primarily at Ameren (parent) as a result of federal and Illinois tax law changes, and by increased demand at Ameren Missouri, primarily due to warmer summer and colder winter temperatures in 2018. Earnings were also favorably affected in 2018 compared with 2017 by an increase in base rates and a reduction in operating expenses for net energy costs and other expenses subject to regulatory tracking mechanisms at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order, by the absence of a Callaway energy center scheduled refueling and maintenance outage at Ameren Missouri, and by increased investments in infrastructure at the Ameren Illinois Electric Distribution and Ameren Transmission segments. Net income was unfavorably affected in 2018, compared with 2017 by increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to higher-than-normal energy center scheduled outage and electric distribution maintenance costs at Ameren Missouri, and by increased depreciation and amortization expenses at Ameren Missouri.
Liquidity
At December 31, 2018, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.5 billion. In December 2018, the Credit Agreements were extended and now mature in December 2022.
Capital Expenditures
In 2018, Ameren continued to make significant investment in its utility businesses by making capital expenditures of $0.9 billion, $0.6 billion, $0.5 billion, and $0.3 billion in Ameren Missouri, Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. For 2019 through 2023, Ameren’s cumulative capital expenditures are projected to range from $12.8 billion to $13.9 billion. The projected spending by segment includes up to $7.1 billion, $2.7 billion, $2.5 billion, and $1.6 billion for Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Transmission, and Ameren Illinois Natural Gas, respectively, including approximately $1 billion to acquire two wind generation facilities in 2020 at Ameren Missouri.
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
Ameren Missouri principally uses coal and nuclear fuel for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. As described below, we have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution business, and a FAC for Ameren Missouri’s electric business.
Ameren Missouri’s electric service and natural gas distribution service rates are established in a traditional regulatory rate review based on a historical test year and an allowed return on equity. To mitigate the effects of regulatory lag, Ameren Missouri has recovery mechanisms in place for certain costs that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the related lost electric margins, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional regulatory rate review. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a tracker on certain excess deferred taxes, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of renewable generation plant placed in service not recovered under PISA. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Missouri’s PISA election and the RESRAM.

Ameren Illinois’ electric distribution service rates are reconciled annually to its actual revenue requirement and allowed return on equity, under a formula ratemaking process effective through 2022. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity component is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds.
Ameren Illinois’ natural gas distribution service rates are established in a traditional regulatory rate review based on a future test year and allowed return on equity. Ameren Illinois employs a VBA to ensure recoverability of the natural gas distribution service revenue requirement for residential and small nonresidential customers that is dependent on sales volumes. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from normalized sales volumes approved by the ICC in a previous regulatory rate review. In addition, the QIP rider provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Net income attributable to Ameren common shareholders	$815	$523	$653
Earnings per common share – diluted	3.32	2.14	2.68
2018 versus 2017
Net income attributable to Ameren common shareholders in 2018 increased $292 million, or $1.18 per diluted share, from 2017. The increase was due to net income increases of $155 million, $24 million, $10 million, and $5 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. Additionally, the net loss for activity not reported as part of a segment, primarily at Ameren (parent), decreased $98 million.
Compared with 2017, 2018 earnings per share were favorably affected by:

•	the absence of a noncash charge to earnings, primarily at Ameren (parent), for the revaluation of deferred taxes recorded in 2017, as a result of a decrease in the federal statutory corporate income tax rate under the TCJA and an increase in the Illinois corporate income tax rate, partially offset by a noncash charge for updates to the revaluation of deferred taxes recorded in 2018 (64 cents per share);

•	increased demand in 2018 at Ameren Missouri, primarily due to warmer summer and colder winter temperatures in 2018 (estimated at 42 cents per share);

•
increased base rates and reduced operating expenses for net energy costs and other expenses subject to regulatory tracking mechanisms at Ameren Missouri, pursuant to the MoPSC’s March 2017 electric rate order (9 cents per share);

•
the absence of a Callaway energy center scheduled refueling and maintenance outage in 2018, which last occurred in the fourth quarter of 2017, partially offset by preparation costs incurred in 2018 for the 2019 scheduled refueling outage (9 cents per share);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional investment (8 cents per share);

•	increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional investment and a higher return on equity (5 cents per share);

•
increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider and increased base rates pursuant to the ICC’s November 2018 gas rate order (5 cents per share);

•	decreased property taxes at Ameren Missouri due to lower assessed property values (5 cents per share);

•	decreased financing costs, primarily at Ameren Missouri, due to lower interest rates and higher levels of the allowance for funds used during construction (3 cents per share); and

•	the recognition of a MEEIA 2016 performance incentive in 2018 at Ameren Missouri (3 cents per share).
Compared with 2017, 2018 earnings per share were unfavorably affected by:

•
increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to higher-than-normal energy center scheduled outage and electric distribution maintenance costs at Ameren Missouri (19 cents per share) and due to changes in the market value of company-owned life insurance (7 cents per share);

•	increased donations at Ameren (parent) and Ameren Missouri (8 cents per share);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms, primarily at Ameren Missouri, resulting from additional electric property, plant, and equipment (7 cents per share); and

•	the dilutive effect of issuing common stock (2 cents per share).
The cents per share information presented is based on the weighted-average basic shares outstanding in 2017 and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2018 statutory tax rate of 27%.
2017 versus 2016
Net income attributable to Ameren common shareholders in 2017 decreased $130 million, or $0.54 per diluted share, from 2016. The decrease was due to an increase in net loss of $125 million for activity not reported as part of a segment, primarily at Ameren (parent), and a net income decrease of $34 million at Ameren Missouri, both of which were primarily due to the enactment of the TCJA. The decrease was partially offset by a $23 million and a $5 million increase in net income from Ameren Transmission and Ameren Illinois Electric Distribution, respectively.
Compared with 2016, 2017 earnings per share were unfavorably affected by:

•
an increase in income tax expense, primarily at Ameren (parent), due to the revaluation of deferred taxes, as a result of a decrease in the federal statutory corporate income tax rate due to enactment of the TCJA (63 cents per share) and an increase in the Illinois corporate income tax rate (6 cents per share);

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

Compared with 2016, 2017 earnings per share were favorably affected by:

•
an increase in base rates, net of increased revenues in 2016 from the suspension of operations at the New Madrid Smelter, and reduced operating expenses for net energy costs and other expenses subject to regulatory tracking mechanisms at Ameren Missouri pursuant to the MoPSC’s March 2017 electric rate order (32 cents per share);

•	increased Ameren Transmission earnings under formula ratemaking, primarily due to additional investment, partially offset by a lower recognized return on equity (9 cents per share);

•	increased Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional investment and a higher recognized return on equity (4 cents per share); and

•
decreased income tax expense, excluding the effect of corporate income tax rate changes discussed above, primarily at Ameren (parent) resulting from changes in the valuation allowance for charitable contributions, tax benefits related to company-owned life insurance, and tax credits in 2017, partially offset by a lower income tax benefit in 2017 related to stock-based compensation compared with 2016 (1 cent per share).

The cents per share information presented is based on the weighted-average basic shares outstanding in 2016 and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2017 statutory tax rate of 39%.
For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the years ended December 31, 2018, 2017, and 2016:

2018	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric margins	$2,518	$1,065	$—	$433	$(27)	$3,989
Natural gas margins	82	—	497	—	(1)	578
Other operations and maintenance	(972)	(506)	(241)	(63)	10	(1,772)
Depreciation and amortization	(550)	(259)	(65)	(77)	(4)	(955)
Taxes other than income taxes	(329)	(75)	(66)	(4)	(9)	(483)
Other income, net	56	26	9	7	4	102
Interest charges	(200)	(73)	(38)	(75)	(15)	(401)
Income taxes	(124)	(41)	(25)	(56)	9	(237)
Net income (loss)	481	137	71	165	(33)	821
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$478	$136	$70	$164	$(33)	$815
2017
Electric margins	$2,429	$1,109	$—	$426	$(32)	$3,932
Natural gas margins	79	—	479	—	(2)	556
Other operations and maintenance	(925)	(519)	(227)	(64)	30	(1,705)
Depreciation and amortization	(533)	(239)	(59)	(60)	(5)	(896)
Taxes other than income taxes	(328)	(74)	(60)	(6)	(9)	(477)
Other income, net	65	11	—	2	8	86
Interest charges	(207)	(73)	(36)	(67)	(8)	(391)
Income taxes	(254)	(83)	(36)	(90)	(113)	(576)
Net income (loss)	326	132	61	141	(131)	529
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$323	$131	$60	$140	$(131)	$523
2016
Electric margins	$2,397	$1,104	$—	$355	$(28)	$3,828
Natural gas margins	79	—	462	—	(2)	539
Other operations and maintenance	(912)	(551)	(223)	(63)	16	(1,733)
Depreciation and amortization	(514)	(226)	(55)	(43)	(7)	(845)
Taxes other than income taxes	(325)	(72)	(58)	(4)	(8)	(467)
Other income, net	62	22	7	5	5	101
Interest charges	(211)	(72)	(34)	(58)	(7)	(382)
Income taxes	(216)	(78)	(39)	(74)	25	(382)
Net income (loss)	360	127	60	118	(6)	659
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$357	$126	$59	$117	$(6)	$653

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2018, 2017, and 2016:

2018	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Electric margins	$1,065	$—	$267	$1,332
Natural gas margins	—	497	—	497
Other operations and maintenance	(506)	(241)	(52)	(799)
Depreciation and amortization	(259)	(65)	(50)	(374)
Taxes other than income taxes	(75)	(66)	(3)	(144)
Other income, net	26	9	7	42
Interest charges	(73)	(38)	(38)	(149)
Income taxes	(41)	(25)	(32)	(98)
Net income	137	71	99	307
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$136	$70	$98	$304
2017
Electric margins	$1,109	$—	$258	$1,367
Natural gas margins	—	479	—	479
Other operations and maintenance	(519)	(227)	(53)	(799)
Depreciation and amortization	(239)	(59)	(43)	(341)
Taxes other than income taxes	(74)	(60)	(3)	(137)
Other income, net	11	—	1	12
Interest charges	(73)	(36)	(35)	(144)
Income taxes	(83)	(36)	(47)	(166)
Net income	132	61	78	271
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$131	$60	$77	$268
2016
Electric margins	$1,104	$—	$232	$1,336
Natural gas margins	—	462	—	462
Other operations and maintenance	(551)	(223)	(54)	(828)
Depreciation and amortization	(226)	(55)	(38)	(319)
Taxes other than income taxes	(72)	(58)	(2)	(132)
Other income, net	22	7	5	34
Interest charges	(72)	(34)	(34)	(140)
Income taxes	(78)	(39)	(41)	(158)
Net income	127	60	68	255
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$126	$59	$67	$252

Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2018 compared with 2017, as well as 2017 compared with 2016. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Electric and Natural Gas Margins
2018 versus 2017	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$157	$—	$—	$—	$—	$157
Base rates, including effects of TCJA (estimate)(c)	(113)	(23)	—	7	—	(129)
Recovery of power restoration efforts provided to other utilities	5	8	—	—	—	13
Sales volume (excluding the estimated effects of weather and MEEIA)	21	—	—	—	—	21
Off-system sales and capacity revenues	(110)	—	—	—	—	(110)
MEEIA 2016 performance incentive	11	—	—	—	—	11
Energy-efficiency program investments	—	13	—	—	—	13
Other	6	2	—	—	6	14
Cost recovery mechanisms – offset in fuel and purchased power(d)	33	19	—	—	—	52
Other cost recovery mechanisms(e)	30	(40)	—	—	—	(10)
Total electric revenue change	$40	$(21)	$—	$7	$6	$32
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$109	$—	$—	$—	$—	$109
Effect of weather (estimate)(b)	(34)	—	—	—	—	(34)
Effect of lower net energy costs included in base rates	9	—	—	—	—	9
Other	(2)	(4)	—	—	(1)	(7)
Cost recovery mechanisms – offset in electric revenue(d)	(33)	(19)	—	—	—	(52)
Total fuel and purchased power change	$49	$(23)	$—	$—	$(1)	$25
Net change in electric margins	$89	$(44)	$—	$7	$5	$57
Natural gas revenue change:
Effect of weather (estimate)(b)	$19	$—	$—	$—	$—	$19
Base rates, including effects of TCJA (estimate)	—	—	(6)	—	—	(6)
QIP rider	—	—	13	—	—	13
Other	—	—	2	—	1	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(7)	—	54	—	—	47
Other cost recovery mechanisms(e)	—	—	9	—	—	9
Total natural gas revenue change	$12	$—	$72	$—	$1	$85
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(16)	$—	$—	$—	$—	$(16)
Cost recovery mechanisms – offset in natural gas revenue(d)	7	—	(54)	—	—	(47)
Total natural gas purchased for resale change	$(9)	$—	$(54)	$—	$—	$(63)
Net change in natural gas margins	$3	$—	$18	$—	$1	$22

2017 versus 2016	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(65)	$(5)	$—	$—	$—	$(70)
Base rates (estimate)(c)	61	42	—	71	—	174
Recovery of power restoration efforts provided to other utilities	7	1	—	—	—	8
Sales volume (excluding the estimated effects of weather and MEEIA)	(6)	—	—	—	—	(6)
Off-system sales and capacity revenues	22	—	—	—	—	22
MEEIA 2013 performance incentive	(28)	—	—	—	—	(28)
Transmission services revenues	11	—	—	—	—	11
Other	—	—	—	—	5	5
Cost recovery mechanisms – offset in fuel and purchased power(d)	(11)	18	—	—	—	7
Other cost recovery mechanisms(e)	24	(36)	—	—	—	(12)
Total electric revenue change	$15	$20	$—	$71	$5	$111
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(22)	$—	$—	$—	$—	$(22)
Effect of weather (estimate)(b)	13	(1)	—	—	—	12
Effect of lower net energy costs included in base rates	39	—	—	—	—	39
Transmission services charges	(16)	—	—	—	—	(16)
Other	(8)	4	—	—	(9)	(13)
Cost recovery mechanisms – offset in electric revenue(d)	11	(18)	—	—	—	(7)
Total fuel and purchased power change	$17	$(15)	$—	$—	$(9)	$(7)
Net change in electric margins	$32	$5	$—	$71	$(4)	$104
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$—	$—	$—	$—	$(4)
QIP rider	—	—	12	—	—	12
Other	—	—	(3)	—	—	(3)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	2	—	(28)	—	—	(26)
Other cost recovery mechanisms(e)	—	—	8	—	—	8
Total natural gas revenue change	$(2)	$—	$(11)	$—	$—	$(13)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	(2)	—	28	—	—	26
Total natural gas purchased for resale change	$2	$—	$28	$—	$—	$30
Net change in natural gas margins	$—	$—	$17	$—	$—	$17

(a)	Includes an increase in transmission margins of $9 million and $26 million in 2018 and 2017, respectively, at Ameren Illinois.

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

(d)
Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins.

(e)
Offsetting increases or decreases to expenses are reflected in “Operating Expenses – Other operations and maintenance” or in “Operating Expenses – Taxes other than income taxes” on the statement of income. These items have no overall impact on earnings.

2018 versus 2017
Ameren
Ameren’s electric margins increased $57 million, or 1%, in 2018 compared with 2017, primarily because of increased margins at Ameren Missouri partially offset by decreased margins at Ameren Illinois Electric Distribution. Ameren’s natural gas margins increased $22 million, or 4%, in 2018 compared with 2017, primarily because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission’s margins increased $7 million, or 2%, in 2018 compared with 2017. Margins were favorably affected by increased capital investment, as evidenced by a 13% increase in rate base used to calculate the revenue requirement in 2018 compared with 2017. Margins were unfavorably affected by the reduction in the federal statutory corporate income tax rate, which decreased revenues $54 million in 2018 compared with 2017.

Ameren Missouri
Ameren Missouri’s electric margins increased $89 million, or 4%, in 2018 compared with 2017. Ameren Missouri’s natural gas margins increased $3 million, or 4%, in 2018 compared with 2017 primarily due to colder winter temperatures, as discussed below.
The following items had a favorable effect on Ameren Missouri’s electric margins in 2018 compared with 2017:

•
Summer temperatures were warmer as cooling degree days increased 11% in 2018 compared with 2017 and winter temperatures were colder as heating degree days increased 34% in 2018 compared with 2017. The effect of weather increased margins by an estimated $123 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$157 million) and the effect of weather (estimate) on fuel and purchased power (-$34 million) in the table above.

•
Revenues from other cost recovery mechanisms due to MEEIA customer energy-efficiency program costs and gross receipts taxes, which increased margins $30 million. See Other Operations and Maintenance Expenses in this section for the related offsetting increase in MEEIA customer energy-efficiency program costs and Taxes Other Than Income Taxes in this section for the related offsetting increase in gross receipts taxes.

•
Excluding the estimated effects of weather and the MEEIA 2016 customer energy-efficiency programs, total retail sales volumes increased 1%, which increased revenues by an estimated $21 million, primarily due to growth. While MEEIA 2016 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

•
The MEEIA 2016 performance incentive, which increased revenues $11 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA 2016 performance incentive.

•	An increase in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which increased revenues $5 million.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2018 compared with 2017:

•
Lower electric base rates in accordance with the TCJA provisions in Missouri Senate Bill 564, partially offset by higher electric base rates, as a result of the March 2017 electric rate order. These items collectively decreased margins by an estimated $104 million in 2018 compared with 2017. The net change in electric base rates is the sum of the change in base rates (estimate) (-$113 million) and the effect of lower net energy costs included in base rates (+$9 million) in the table above.

•
An increase in net energy costs as a result of increased sales volumes discussed above, partially offset by the 5% Ameren Missouri retains for the variance in net energy costs from the amount set in base rates, primarily as a result of lower fuel costs in 2018 compared with 2017, which collectively decreased margins $1 million. The change in net energy costs is the sum of the effect of revenue change in off-system sales and capacity revenues (-$110 million) and the effect of the change in energy costs (excluding the estimated effect of weather) (+$109 million) in the table above.

Ameren Illinois
Ameren Illinois’ electric margins decreased $35 million, or 3%, in 2018 compared with 2017 driven by decreased margins at Ameren Illinois Electric Distribution (-$44 million), partially offset by increased margins at Ameren Illinois Transmission (+$9 million). Ameren Illinois Natural Gas’ margins increased $18 million, or 4%, in 2018 compared with 2017.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $44 million, or 4%, in 2018 compared with 2017. The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins in 2018 compared with 2017:

•
Revenues from other cost recovery mechanisms, primarily due to a decrease in recoverable customer energy-efficiency program costs prior to the FEJA, which decreased margins $40 million. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in customer energy-efficiency program costs prior to the FEJA.

•
Revenues decreased due to lower recoverable expenses in 2018 compared with 2017 under formula ratemaking, partially offset by an increase in rate base of 8% and a higher recognized return on common equity due to an increase in the 30-year United States Treasury bond yields of 22 basis points, which collectively decreased margins $23 million. The reduction in the federal statutory corporate income tax rate decreased recoverable expenses $52 million.

The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins in 2018 compared with 2017:

•	Revenues increased $13 million due to energy-efficiency program investments pursuant to the FEJA.

•	An increase in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which increased revenues $8 million.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $18 million, or 4%, in 2018 compared with 2017. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins:

•	Revenues from QIP recoveries, which increased margins $13 million due to additional investment in qualified natural gas infrastructure.

•	Revenues from other cost recovery mechanisms, which increased margins $9 million.
Ameren Illinois Natural Gas’ margins were unfavorably affected by the reduction in the federal statutory corporate income tax rate, partially offset by higher natural gas base rates, as a result of the November 2018 natural gas rate order. These items collectively decreased margins by an estimated $6 million, in 2018 compared with 2017.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $9 million, or 3%, in 2018 compared with 2017. Margins were favorably affected by increased capital investment, as evidenced by an 18% increase in rate base used to calculate the revenue requirement in 2018 compared with 2017. Margins were unfavorably affected by the reduction in the federal statutory corporate income tax rate, which decreased revenues $32 million, in 2018 compared with 2017.
2017 versus 2016
Ameren
Ameren’s electric margins increased $104 million, or 3%, in 2017 compared with 2016 primarily because of increased margins at Ameren Transmission and Ameren Missouri. Ameren’s natural gas margins increased $17 million, or 3%, in 2017 compared with 2016 because of increased margins at Ameren Illinois Natural Gas.
Ameren Transmission
Ameren Transmission’s margins increased $71 million, or 20%, in 2017 compared with 2016. Margins were favorably affected by increased capital investment, as evidenced by a 23% increase in rate base used to calculate the revenue requirement in 2017 compared with 2016, as well as higher recoverable costs in 2017 compared with 2016 under forward-looking formula ratemaking. Margins were unfavorably affected by the absence in 2017 of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the allowed return on common equity for FERC-regulated transmission rate base.
Ameren Missouri
Ameren Missouri’s electric margins increased $32 million, or 1%, in 2017 compared with 2016. Ameren Missouri’s natural gas margins were comparable between years.
The following items had a favorable effect on Ameren Missouri’s electric margins in 2017 compared with 2016:

•
Higher electric base rates, effective April 1, 2017, as a result of the March 2017 MoPSC electric rate order, which increased margins by an estimated $100 million. The change in electric base rates is the sum of the change in base rates (estimate) (+$61 million) and the effect of lower net energy costs included in base rates (+$39 million) in the table above. Higher electric base rates incorporated the effect of the suspension of operations at the New Madrid Smelter.

•
Revenues from other cost recovery mechanisms, primarily due to MEEIA customer energy-efficiency program costs, which increased margins $24 million. See Other Operations and Maintenance Expenses in this section for the related offsetting increase in MEEIA customer energy-efficiency program costs.

•	Increased transmission services revenues due to additional rate base investment, which increased margins $11 million.

•	An increase in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which increased revenues $7 million.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2017 compared with 2016:

•
Summer temperatures were milder in 2017 compared with 2016, as cooling degree days decreased 10%. The effect of weather decreased margins by an estimated $52 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$65 million) and the effect of weather (estimate) on fuel and purchased power (+$13 million) in the table above.

•
The absence of the MEEIA 2013 performance incentive, which decreased margins $28 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA 2013 performance incentive.

•
Increased transmission services charges resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities, which decreased margins $16 million.

•
Excluding the estimated effects of weather and the MEEIA 2016 customer energy-efficiency programs, total retail sales volumes decreased less than 1%, which decreased revenues by an estimated $6 million. Lower sales volumes were due, in part, to the absence of the leap year benefit experienced in 2016, partially offset by growth. While MEEIA 2016 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

Ameren Illinois
Ameren Illinois’ electric margins increased $31 million, or 2%, in 2017 compared with 2016 driven by increases in Ameren Illinois Electric Distribution (+$5 million) and Ameren Illinois Transmission (+$26 million) margins. Ameren Illinois Natural Gas’ margins increased $17 million, or 4%, in 2017 compared with 2016 primarily due to increased QIP rider recoveries, which increased margins $12 million.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $5 million, or less than 1%, in 2017 compared with 2016. Ameren Illinois Electric Distribution’s margins were favorably affected by an increase in rate base of 6% in 2017 compared with 2016 and a higher return on common equity due to an increase in the 30-year United States Treasury bond yields of 29 basis points in 2017 compared with 2016, as well as higher recoverable expenses under formula ratemaking pursuant to the IEIMA, which collectively increased margins $42 million.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins in 2017 compared with 2016:

•
Revenues from other cost recovery mechanisms, primarily due to a decrease in recoverable customer energy-efficiency program costs prior to the FEJA, which decreased margins $36 million. See Other Operations and Maintenance Expenses in this section for the related offsetting decrease in customer energy-efficiency program costs prior to the FEJA.

•
The absence of the impact of warmer-than-normal summer temperatures experienced in 2016, which decreased margins by an estimated $6 million. Ameren Illinois Electric Distribution revenues were decoupled from sales volumes beginning in 2017. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$5 million) and the effect of weather (estimate) on fuel and purchased power (-$1 million) in the table above.

Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $26 million, or 11%, in 2017 compared with 2016. Margins were favorably affected by increased capital investment, as evidenced by a 16% increase in rate base used to calculate the revenue requirement and higher recoverable costs in 2017 compared with 2016 under forward-looking formula ratemaking. Margins were unfavorably affected by the absence in 2017 of a temporarily higher allowed return on common equity of 12.38% for nearly four months in 2016 as a result of the expiration of the refund period in the February 2015 FERC complaint case.
Other Operations and Maintenance Expenses
2018 versus 2017
Ameren
Other operations and maintenance expenses were $67 million higher in 2018 compared with 2017. In addition to changes by segment discussed below, other operations and maintenance expenses increased $20 million in 2018 for activity not reported as part of a segment, primarily because of a decrease in intersegment eliminations.
Ameren Transmission
Other operations and maintenance expenses were comparable between 2018 and 2017.
Ameren Missouri
Other operations and maintenance expenses were $47 million higher in 2018 compared with 2017. The following items increased other operations and maintenance expenses between years:

•	Nonnuclear energy center operations and maintenance costs increased $31 million, primarily because of higher-than-normal scheduled outage costs and an increase in routine maintenance work.

•	MEEIA customer energy-efficiency program costs increased $20 million.

•
Distribution maintenance expenditures increased $20 million, primarily due to increased reliability work, including vegetation management work and inspections, and increased system repairs and maintenance costs.

•
Labor and employee benefit costs increased $14 million, primarily because of an unrealized MTM loss in 2018 compared with a MTM gain in 2017 resulting from changes in the market value of company-owned life insurance and an increase in power restoration assistance provided to other utilities.

The above increases were partially offset by a $29 million reduction in Callaway energy center refueling and maintenance outage costs. There was no Callaway refueling and maintenance outage in 2018; however, $6 million in preparation costs were incurred in 2018 for the 2019 scheduled outage.
Ameren Illinois
Other operations and maintenance expenses were comparable at Ameren Illinois and Ameren Illinois Transmission between 2018 and 2017.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $13 million lower in 2018 compared with 2017, primarily because of a $36 million decrease in customer energy-efficiency costs prior to the FEJA and a $3 million decrease in environmental remediation costs. These decreases were partially offset by a $21 million increase in labor and employee benefit costs, primarily because of an unrealized MTM loss in 2018 compared with a MTM gain in 2017 resulting from changes in the market value of company-owned life insurance and an increase in power restoration assistance provided to other utilities. Additionally, amortization of regulatory assets associated with the FEJA energy-efficiency program increased $9 million.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were $14 million higher in 2018 compared with 2017, primarily because of increased operations and compliance expenditures related to pipeline integrity, higher bad debt expense, and increased customer energy-efficiency program costs.
2017 versus 2016
Ameren
Other operations and maintenance expenses decreased $28 million in 2017 compared with 2016. In addition to changes by segment discussed below, other operations and maintenance expenses decreased $14 million in 2017 for activity not reported as part of a segment, primarily because of an increase in intersegment eliminations.
Ameren Transmission
Other operations and maintenance expenses were comparable between 2017 and 2016.
Ameren Missouri
Other operations and maintenance expenses were $13 million higher in 2017 compared with 2016. The following items increased other operations and maintenance expenses between years:

•	MEEIA customer energy-efficiency program costs increased $22 million.

•	Nonnuclear energy center operations and maintenance costs increased $3 million, primarily due to higher coal handling charges.
The following items decreased other operations and maintenance expenses between years:

•
Labor and employee benefit costs decreased $6 million, primarily due to a reduction in the base level of pension and postretirement expenses allowed in rates as a result of the March 2017 MoPSC electric rate order along with changes in the market value of company-owned life insurance, partially offset by higher labor costs resulting from increased power restoration assistance provided to other utilities and higher wages.

•	Solar rebate costs decreased $8 million, primarily as a result of the March 2017 MoPSC electric rate order.
Ameren Illinois
Other operations and maintenance expenses decreased $29 million in 2017 compared with 2016, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between 2017 and 2016.

Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $32 million lower in 2017 compared with 2016, primarily because of a $47 million decrease in customer energy-efficiency program costs and a $3 million decrease in labor and employee benefit costs, partially offset by an $11 million increase in environmental remediation costs.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were $4 million higher in 2017 compared with 2016, primarily because of increases in bad debt expense, customer energy-efficiency program costs, and environmental remediation costs, partially offset by lower labor and employee benefit costs.
Depreciation and Amortization
2018 versus 2017
Depreciation and amortization expenses increased $59 million, $17 million, and $33 million in 2018 compared with 2017 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment across their respective segments. Additionally, depreciation and amortization expenses were higher at Ameren Missouri and Ameren Illinois Electric Distribution due to increased software amortization expenses.
2017 versus 2016
Depreciation and amortization expenses increased $51 million, $19 million, and $22 million in 2017 compared with 2016 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment across their respective segments.
Taxes Other Than Income Taxes
2018 versus 2017
Taxes other than income taxes increased $6 million in 2018 compared with 2017, primarily because of higher gross receipts taxes at Ameren Missouri and Ameren Illinois Natural Gas, partially offset by a decrease in property taxes at Ameren Missouri due to lower assessed property values. See Excise Taxes in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
2017 versus 2016
Taxes other than income taxes increased $10 million in 2017 compared with 2016, primarily because of higher gross receipts taxes at Ameren Missouri and higher property taxes at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, resulting from a refund for 2015 electric distribution taxes that was received in 2016.
Other Income, Net
2018 versus 2017
Other income, net, increased $16 million in 2018 compared with 2017, primarily because of an increase in the non-service cost components of net periodic benefit income at Ameren Transmission and each of the Ameren Illinois segments, along with an increase in allowance for equity funds used during construction at Ameren Missouri, Ameren Transmission, and each of the Ameren Illinois segments, resulting from increased capital projects. These increases were partially offset by a decrease in Ameren Missouri’s non-service cost components of net periodic benefit income and increased donations at Ameren Missouri.
In addition to the changes discussed above, Other income, net, decreased in 2018 compared with 2017, due to activity not reported as part of a segment, primarily as a result of increased donations at Ameren (parent), partially offset by an increase in the non-service cost components of net periodic benefit income.
See Note 6 – Other Income, Net under Part II, Item 8, of this report for additional information. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for more information on the non-service cost components of net periodic benefit income.
2017 versus 2016
Other income, net, decreased $15 million in 2017 compared with 2016, primarily because of a decrease in the non-service cost components of net periodic benefit income at Ameren Transmission and each of the Ameren Illinois segments, lower interest income associated with a lower IEIMA revenue requirement reconciliation regulatory asset balance at Ameren Illinois Electric Distribution, and a decrease in allowance for equity funds used during construction, primarily at Ameren Missouri. These decreases were partially offset by an increase in Ameren Missouri’s non-service cost components of net periodic benefit income.
In addition to the changes discussed above, Other income, net, increased in 2017 compared with 2016, due to activity not reported as part of a segment, primarily as a result of decreased donations at Ameren (parent).
Interest Charges
2018 versus 2017
Ameren
Interest charges increased $10 million in 2018 compared with 2017. Along with the changes discussed below, interest charges increased $7 million for activity not reported as part of a segment, primarily because of a decrease in intersegment borrowings at Ameren Transmission.
Ameren Transmission
Interest charges increased $8 million, primarily because of higher average outstanding debt at Ameren Illinois Transmission and ATXI, partially offset by decreased affiliate borrowings at ATXI.
Ameren Missouri
Interest charges decreased $7 million, primarily because of a decrease in the average interest rate of long-term debt, partially offset by an increase in average outstanding debt.
Ameren Illinois
Interest charges increased $5 million across the Ameren Illinois segments, primarily because of an increase in average outstanding debt, partially offset by a decrease in the average interest rate of long-term debt.
2017 versus 2016
Ameren
Interest charges increased $9 million in 2017 compared with 2016, as discussed below.
Ameren Transmission
Interest charges increased $9 million, primarily because of an increase in average outstanding debt at Ameren Illinois Transmission and ATXI.
Ameren Missouri
Interest charges decreased $4 million, primarily because of a decrease in the average interest rate of long-term debt.
Ameren Illinois
Interest charges increased $4 million across the Ameren Illinois segments, primarily because of an increase in average outstanding debt, partially offset by a decrease in the average interest rate of long-term debt.
Income Taxes

The following table presents effective income tax rates for the years ended December 31, 2018, 2017, and 2016:

	2018	2017		2016
Ameren	22%	52%	(a)	37%
Ameren Missouri	20%	44%	(b)	38%
Ameren Illinois	24%	38%	(c)	38%
Ameren Illinois Electric Distribution	23%	38%	(c)	38%
Ameren Illinois Natural Gas	26%	38%	(c)	39%
Ameren Illinois Transmission	24%	37%	(c)	38%
Ameren Transmission	25%	39%	(c)	39%

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
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois, as well as a discussion of the effect of the TCJA and the revaluation of deferred taxes in 2017. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding reductions in revenues related to the lower federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes to customers.
2018 versus 2017
Ameren
The effective income tax rate was lower in 2018 compared with 2017, primarily because of the decrease in the federal statutory corporate income tax rate from 35% to 21%, beginning in 2018, and revaluation of deferred taxes in 2017, resulting from both the enactment of the TCJA in 2017 and an increase in the Illinois corporate income tax rate in mid-2017. Additionally, the effective tax rate was lower due to amortization of excess deferred taxes in 2018. These items were offset by higher state income tax expense, as the increase in the Illinois corporate income tax rate in 2017 applied to the full year in 2018, and lower tax benefits related to company-owned life insurance in 2018.
Ameren Transmission
The effective income tax rate was lower in 2018 compared with 2017, primarily because of the decrease in the federal statutory corporate income tax rate, along with amortization of excess deferred taxes in 2018, partially offset by the increase in the Illinois corporate income tax rate applied to the full year in 2018.
Ameren Missouri
The effective income tax rate was lower in 2018 compared with 2017, primarily because of the decrease in the federal statutory corporate income tax rate in 2018, amortization of excess deferred taxes in 2018, and revaluation of deferred taxes in 2017.
Ameren Illinois
The effective tax rate was lower in 2018 compared with 2017 at Ameren Illinois and its respective segments, primarily because of the decrease in the federal statutory corporate income tax rate and amortization of excess deferred taxes in 2018, partially offset by the increase in the Illinois corporate income tax rate applied to the full year in 2018.
2017 versus 2016
Ameren
The effective income tax rate was higher in 2017 compared with 2016, primarily because of revaluation of deferred taxes due to enactment of the TCJA in 2017. In addition, income tax expense increased due to the revaluation of deferred taxes as a result of an increase in the Illinois income tax rate in 2017 and due to a decrease in the recognition of tax benefits associated with share-based compensation, resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes. These items were partially offset by a reduction in the valuation allowance related to charitable contributions, due to higher-than-expected current-year taxable income.
Ameren Transmission
The effective income tax rate was comparable between years.

Ameren Missouri
The effective income tax rate was higher, primarily because of revaluation of deferred taxes due to the reduction in the federal statutory corporate income tax rate described above.
Ameren Illinois
The effective tax rate was comparable between years at Ameren Illinois and its respective segments.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, other short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In the near term, our operating cash flows will decrease due to the reduction in the federal statutory income tax rate enacted under the TCJA. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2020 because of our use of net operating losses and tax credit carryforwards. Additionally, operating cash flows will be further reduced by lower customer rates, resulting from the return of excess deferred taxes. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities. We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, beginning in the first quarter of 2018, Ameren began using newly issued shares, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2023. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of December 31, 2018.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2018, for the Ameren Companies. The working capital deficit as of December 31, 2018, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, along with cash and cash equivalents, Ameren had net available liquidity of $1.5 billion at December 31, 2018. See Credit Facility Borrowings and Liquidity below for additional information.
The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2018, 2017, and 2016:

	Net Cash Provided by Operating Activities			Net Cash Used in Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Ameren	$2,170	$2,118	$2,117	$(2,336)	$(2,204)	$(2,158)	$205	$102	$(258)
Ameren Missouri	1,260	1,017	1,169	(976)	(684)	(937)	(283)	(331)	(434)
Ameren Illinois	659	828	796	(1,248)	(1,070)	(918)	628	255	51
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

2018 versus 2017
Ameren
Ameren’s cash from operating activities increased $52 million in 2018 compared with 2017. The following items contributed to the increase:

•	A $220 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $27 million decrease in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway energy center. There was no refueling and maintenance outage in 2018; however, there were cash expenditures related to the 2019 scheduled outage paid in 2018.

•	The absence of $21 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
The following items partially offset the increase in Ameren’s cash from operating activities between years:

•	A net $88 million decrease resulting from costs and associated collections under various cost recovery mechanisms from Ameren Missouri and Ameren Illinois customers.

•
A $40 million decrease resulting from income tax payments of $21 million in 2018, compared with income tax refunds of $19 million in 2017, primarily due to state income tax refunds and the sale of state tax credits.

•	A $25 million increase in energy center maintenance costs at Ameren Missouri, primarily due to higher-than-normal, non-nuclear scheduled outage costs, and an increase in routine maintenance work.

•	A $19 million increase in payments related to donations.

•	A $17 million increase in interest payments, primarily due to an increase in the average outstanding debt balance at ATXI.
Ameren Missouri
Ameren Missouri’s cash from operating activities increased $243 million in 2018 compared with 2017. The following items contributed to the increase:

•	A $136 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A net $95 million increase resulting from net energy costs and associated collections from customers under the FAC.

•	A decrease in income tax payments of $49 million to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the lower federal income tax rate and lower property-related deductions.

•
A $27 million decrease in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2018; however, there were cash expenditures related to the 2019 scheduled outage paid in 2018.

The increase was partially offset by a $25 million increase in energy center maintenance costs, primarily due to higher-than-normal nonnuclear scheduled outage costs, and an increase in routine maintenance work between periods.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased $169 million in 2018 compared with 2017. The following items contributed to the decrease:

•	A net $183 million decrease resulting from costs and associated collections under various cost recovery mechanisms from customers.

•
A $50 million decrease resulting from income tax payments of $28 million, compared with income tax refunds of $22 million in 2017, to Ameren (parent) pursuant to the tax allocation agreement resulting primarily from the lower federal income tax rate and lower property-related deductions.

The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:

•	A $75 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	The absence of $17 million in refunds paid in 2017 associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

2017 versus 2016
Ameren
Ameren’s cash from operating activities were comparable between 2017 and 2016. The following items increased cash from operating activities:

•	A $167 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $14 million decrease in coal inventory because of decreased market prices and decreased purchases at Ameren Missouri as a result of inventory reductions at its energy centers.
The following items largely offset the increase in Ameren’s cash from operating activities during 2017, compared with 2016:

•	A net $83 million decrease resulting from costs and associated collections under various cost recovery mechanisms from Ameren Missouri and Ameren Illinois customers.

•	The absence of a $42 million insurance receipt received in 2016 at Ameren Missouri related to the Taum Sauk breach that occurred in December 2005.

•	Refunds paid in 2017 of $21 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

•	A $14 million increase in the cost of natural gas held in storage at Ameren Illinois, caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt at Ameren Illinois.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $152 million in 2017 compared with 2016. The following items contributed to the decrease:

•
An increase in income tax payments of $151 million to Ameren (parent) pursuant to the tax allocation agreement, primarily related to higher taxable income in 2017, because of significantly lower property-related deductions.

•	The absence of a $42 million insurance receipt received in 2016 related to the Taum Sauk breach that occurred in December 2005.

•	A net $47 million decrease resulting from costs and associated collections under various cost recovery mechanisms from customers.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between years:

•	A $70 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $14 million decrease in coal inventory as a result of decreased market prices and decreased purchases as a result of inventory reductions at the energy centers.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $32 million in 2017 compared with 2016. The following items contributed to the increase:

•	A $75 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•
A $30 million increase resulting from income tax refunds of $22 million in 2017, compared with income tax payments of $8 million in 2016, pursuant to the tax allocation agreement with Ameren (parent), primarily related to tax losses in 2017 as a result of higher property-related deductions and use of net operating losses.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	A net $36 million decrease resulting from costs and associated collections under various cost recovery mechanisms from customers.

•	Refunds paid in 2017 of $17 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

•	A $14 million increase in the cost of natural gas held in storage, caused primarily by reduced withdrawals as a result of milder winter temperatures compared with the prior year.

•	A $13 million increase in interest payments, primarily due to an increase in the average outstanding debt.

Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2018, its investment performance in 2018, and its pension funding policy, Ameren expects to make annual contributions of $20 million to $70 million in each of the next five years, with aggregate estimated contributions of $200 million. We estimate that Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements will be approximately 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In 2018, Ameren contributed $60 million to its pension plans. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
2018 versus 2017
Ameren’s cash used in investing activities increased $132 million during 2018 compared with 2017, primarily as a result of increased capital expenditures of $154 million, partially offset by an $11 million decrease due to the timing of nuclear fuel expenditures. Increased capital expenditures at Ameren Missouri and Ameren Illinois, discussed below, were partially offset by a $171 million decrease in capital expenditures at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Illinois Rivers and Spoon River projects. The Spoon River project was placed in service in February 2018.
Ameren Missouri’s cash used in investing activities increased $292 million during 2018 compared with 2017, primarily due to money pool activity and increased capital expenditures. During 2018, Ameren Missouri had no money pool activity, compared with $161 million in returns of net money pool advances received during 2017. Additionally, capital expenditures increased $141 million between periods, primarily related to energy center projects and electric distribution system reliability projects. The increase in capital expenditures was partially offset by an $11 million decrease due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities increased $178 million during 2018 compared with 2017 due to an increase in capital expenditures of $182 million, primarily related to substation upgrades, upgrades to natural gas main infrastructure, and electric transmission system reliability projects.
2017 versus 2016
Ameren’s cash used in investing activities increased $46 million during 2017 compared with 2016, primarily as a result of increased capital expenditures of $56 million. Increased capital expenditures at Ameren Missouri and Ameren Illinois, discussed below, were partially offset by a $127 million decrease in capital expenditures at ATXI. Reduced spending on ATXI’s Illinois Rivers project was partially offset by an increase in spending on its Spoon River project.
Ameren Missouri’s cash used in investing activities decreased $253 million during 2017 compared with 2016, primarily because of net money pool advances. During 2017, Ameren Missouri received $161 million in returns of net money pool advances compared with investing $125 million in net money pool advances in 2016. This decrease was partially offset by a $35 million increase in capital expenditures, primarily related to electric distribution and transmission system reliability projects and energy center projects.
Ameren Illinois’ cash used in investing activities increased $152 million during 2017 compared with 2016 because of increased capital expenditures, primarily related to electric transmission system reliability projects and natural gas infrastructure projects.
Capital Expenditures
The following table presents our capital expenditures for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Ameren Missouri	$914	$773	$738
Ameren Illinois Electric Distribution	503	476	470
Ameren Illinois Natural Gas	311	245	181
Ameren Illinois Transmission	444	355	273
ATXI	118	289	416
Other (a)	(4)	(6)	(2)
Ameren	$2,286	$2,132	$2,076

(a)	Includes amounts for the elimination of intercompany transfers.

Ameren’s 2018 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $118 million primarily on the Illinois Rivers and Mark Twain projects. Ameren Illinois spent $444 million on transmission projects, $188 million on natural gas projects eligible for QIP recovery, and $89 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.
Ameren’s 2017 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $289 million primarily on the Illinois Rivers and Spoon River projects. Ameren Illinois spent $355 million on transmission projects, $153 million on natural gas projects eligible for QIP recovery, and $123 million on IEIMA projects. Other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.
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
The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2019 through 2023, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations:

	2019	2020-2023			Total
Ameren Missouri	$1,070	$5,410	–	$5,980	$6,480	–	$7,050
Ameren Illinois Electric Distribution	495	1,925	–	2,125	2,420	–	2,620
Ameren Illinois Natural Gas	350	1,165	–	1,290	1,515	–	1,640
Ameren Illinois Transmission	360	1,765	–	1,950	2,125	–	2,310
ATXI	155	65	–	70	220	–	225
Other	5	5	–	5	10	–	10
Ameren	$2,435	$10,335	–	$11,420	$12,770	–	$13,855
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, as well as expenditures for compliance with environmental regulations. In addition, Ameren Missouri’s estimated capital expenditures include approximately $1 billion in wind generation investments expected in 2020. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, capital expenditures to modernize its distribution system pursuant to the IEIMA, and capital expenditures for qualified investments in natural gas infrastructure under the QIP rider. ATXI’s estimated capital expenditures include expenditures for the two MISO-approved multi-value transmission projects. For additional information regarding Ameren Missouri’s build-transfer wind agreements, IEIMA capital expenditure requirements, the QIP rider, and ATXI’s transmission projects, see Part I, Item 1, of this report.
Ameren Missouri continually reviews its generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments within and outside our service territories. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, and our ability and willingness to pursue transmission investments, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant changes in capital expenditures or losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures.
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, and mercury emissions from its coal-fired energy centers. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws that affect, or may affect, our facilities and capital expenditures to comply with such laws.

Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
2018 versus 2017
Ameren’s cash provided by financing activities increased $103 million during 2018 compared with 2017. During 2018, Ameren utilized net proceeds from the issuance of $1,464 million of long-term indebtedness and net commercial paper issuances and cash on hand to repay $841 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during 2017, Ameren utilized net proceeds from the issuance of $1,345 million of long-term indebtedness to repay $681 million of higher-cost long-term indebtedness, to repay $74 million of net commercial paper issuances, and to fund, in part, investing activities. During 2018, Ameren made $451 million in dividend payments to shareholders, compared with $431 million in dividend payments in 2017. Additionally, Ameren issued $74 million in common stock under its DRPlus and 401(k) plan during 2018. Ameren also issued $35 million of common stock related to stock-based compensation resulting in noncash financing activity during 2018, compared with $24 million paid for the repurchase of common stock for stock-based compensation in 2017. Ameren did not issue common stock in 2017.
Ameren Missouri’s cash used in financing activities decreased $48 million in 2018 compared with 2017. During 2018, Ameren Missouri utilized net proceeds from the issuance of $439 million of long-term indebtedness and net commercial paper issuances, along with cash on hand, to repay $384 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during 2017, Ameren Missouri utilized net proceeds from the issuance of $438 million of long-term indebtedness and net commercial paper issuances, along with cash on hand, to repay $431 million of higher-cost long-term indebtedness. In 2018, Ameren Missouri paid $375 million in common stock dividends, compared with $362 million in dividend payments in 2017. Additionally, during 2018, Ameren Missouri received $45 million in capital contributions from Ameren (parent), associated with the tax allocation agreement, compared with $30 million received in 2017.
Ameren Illinois’ cash provided by financing activities increased $373 million in 2018, compared with 2017. During 2018, Ameren Illinois utilized net proceeds from the issuance of $939 million of long-term indebtedness and net commercial paper issuances to repay at maturity $457 million of higher-cost long-term indebtedness and to fund, in part, investing activities. In comparison, during 2017, Ameren Illinois issued $507 million of long-term indebtedness and net commercial paper issuances and utilized the proceeds to repay $250 million of higher-cost long-term indebtedness, and to fund, in part, investing activities. Additionally, during 2018, Ameren Illinois received $160 million in capital contributions from Ameren (parent), compared with $8 million received in 2017.
2017 versus 2016
Ameren’s financing activities provided net cash of $102 million in 2017 compared with using net cash of $258 million in 2016. During 2017, Ameren utilized net proceeds from the issuance of $1,345 million of long-term indebtedness to repay $681 million of higher-cost long-term indebtedness, to repay $74 million of net commercial paper issuances, and to fund, in part, investing activities. In comparison, during 2016, Ameren utilized net proceeds from the issuance of $653 million of long-term indebtedness and net commercial paper issuances to repay $395 million of higher-cost long-term indebtedness and to fund, in part, investing activities. Additionally, during 2017, Ameren made $431 million in dividend payments to shareholders, compared with $416 million in dividend payments in 2016.
Ameren Missouri’s cash used in financing activities decreased $103 million in 2017 compared with 2016. During 2017, Ameren Missouri utilized net proceeds from the issuance of $438 million of long-term indebtedness and net commercial paper issuances to repay $431 million of higher-cost long-term indebtedness. In comparison, during 2016, Ameren Missouri issued $149 million of long-term indebtedness and used the proceeds, along with cash on hand, to repay $266 million of higher-cost long-term indebtedness. In 2017, Ameren Missouri paid $362 million in dividends to Ameren (parent), compared with $355 million dividends paid in 2016. Additionally, during 2017, Ameren Missouri received $30 million in capital contributions from Ameren (parent) associated with the tax allocation agreement, compared with $44 million received in 2016.
Ameren Illinois’ cash provided by financing activities increased by $204 million in 2017, compared with 2016. During 2017, Ameren Illinois utilized net proceeds from the issuance of $507 million of long-term indebtedness and net commercial paper issuances to repay at maturity $250 million of higher-cost long-term indebtedness. In comparison, during 2016, Ameren Illinois issued $298 million of long-term indebtedness and net commercial paper issuances and utilized the proceeds to repay at maturity $129 million of higher-cost long-term indebtedness. Additionally, in 2017, no dividends were paid to Ameren (parent), compared with $110 million paid in 2016.
Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri, and Ameren Illinois are typically supported through the use of available cash, or proceeds from borrowings under the Credit Agreements, commercial paper issuances and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit agreements, commercial paper issuances, borrowings under Ameren’s money pool arrangements, and relevant interest rates.
The following table presents Ameren’s consolidated net available liquidity as of December 31, 2018:

Available at December 31, 2018
Ameren (parent) and Ameren Missouri (a):
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	274
Less: Ameren Missouri commercial paper outstanding	55
Less: Letters of credit	7
Missouri Credit Agreement – subtotal	664
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	196
Less: Ameren Illinois commercial paper outstanding	72
Less: Letters of credit	2
Illinois Credit Agreement – subtotal	830
Subtotal	$1,494
Cash and cash equivalents	16
Net Available Liquidity	$1,510

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

In December 2018, the Credit Agreements, which were scheduled to mature in December 2021, were extended and now mature in December 2022. The Credit Agreements provide $2.1 billion of credit cumulatively through maturity. The maturity date may be extended for an additional one-year period upon mutual consent of the borrowers and lenders. Borrowings by Ameren (parent) under either of the Credit Agreements are due and payable no later than the maturity date, while borrowings by Ameren Missouri and Ameren Illinois are due and payable no later than the earlier of the maturity date or 364 days after the date of such borrowing (subject to the right of each borrower to re-borrow in accordance with the terms of the applicable Credit Agreement). The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both of the credit agreements are available to Ameren (parent) to support issuances under Ameren (parent)’s commercial paper program, subject to available credit capacity under the agreements. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In 2018, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2020 and September 2020, respectively. In June 2017, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2019.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.

Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for the years ended December 31, 2018, 2017, and 2016. For additional information related to the terms and uses of these issuances and effective registration statements, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8 of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2018		2017	2016
Issuances of Long-term Debt
Ameren Missouri:
4.00% First mortgage bonds due 2048	April	$423		$—	$—
2.95% Senior secured notes due 2027	June	—		399	—
3.65% Senior secured notes due 2045	June	—		—	149
Ameren Illinois:
3.80% First mortgage bonds due 2028	May	430		—	—
4.50% First mortgage bonds due 2049	November	499		—	—
3.70% First mortgage bonds due 2047	November	—		496	—
4.15% Senior secured notes due 2046	December	—		—	247
ATXI:
3.43% Senior notes due 2050	June	—		150	—
3.43% Senior notes due 2050	August	—		300	—
Total long-term debt issuances		$1,352		$1,345	$396
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$74	(a)(b)	$—	$—
Total common stock issuances		$74		$—	$—
Total Ameren long-term debt and common stock issuances		$1,426		$1,345	$396
Redemptions, Repurchases, and Maturities of Long-term Debt
Ameren Missouri:
6.00% Senior secured notes due 2018	April	179		—	—
5.10% Senior secured notes due 2018	August	199		—	—
6.40% Senior secured notes due 2017	June	—		425	—
5.40% Senior secured notes due 2016	February	—		—	260
City of Bowling Green financing obligation (Peno Creek CT)	December	6		6	6
Ameren Illinois:
6.25% Senior secured notes due 2018	April	144		—	—
9.75% Senior secured notes due 2018	November	313		—	—
6.125% Senior secured notes due 2017	November	—		250	—
6.20% Senior secured notes due 2016	June	—		—	54
6.25% Senior secured notes due 2016	June	—		—	75
Total long-term debt redemptions, repurchases, and maturities		$841		$681	$395
(a)    Ameren issued a total of 1.2 million shares of common stock under its DRPlus and 401(k) plan.
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
Indebtedness Provisions and Other Covenants
At December 31, 2018, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreement.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $451 million, or $1.8475 per share, in 2018, $431 million, or $1.7775 per share, in 2017, and $416 million, or $1.715 per share, in 2016.
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 8, 2019, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 47.5 cents per share, payable on March 29, 2019, to shareholders of record on March 13, 2019.
Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, restrict the Ameren Companies’ payment of dividends in certain circumstances.
Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions with respect to certain operating expenses and accumulations of earned surplus. Additionally, Ameren has committed to the FERC to maintain a minimum of 30% equity in the capital structure at Ameren Illinois.
Ameren Missouri and Ameren Illinois, as well as certain other nonregistrant Ameren subsidiaries, are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and from retained earnings. In addition, under Illinois law, Ameren Illinois and ATXI may not pay any dividend on their respective stock unless, among other things, their respective earnings and earned surplus are sufficient to declare and pay a dividend after provisions are made for reasonable and proper reserves, or unless Ameren Illinois or ATXI has specific authorization from the ICC.
At December 31, 2018, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $2.8 billion.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2018	2017	2016
Ameren	$451	$431	$416
Ameren Missouri	375	362	355
Ameren Illinois	—	—	110
ATXI	75	—	—
Ameren Missouri and Ameren Illinois each have issued preferred stock, which provides for cumulative preferred stock dividends. Each company’s board of directors considers the declaration of preferred stock dividends to shareholders of record on a certain date, stating the date on which the dividend is payable and the amount to be paid. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for further detail concerning the preferred stock issuances.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2018. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans, which are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	2019	2020 – 2021	2022 – 2023	2024 and Thereafter	Total
Ameren:(a)
Long-term debt and financing obligations(b)	$580	$450	$745	$6,734	$8,509
Interest payments(c)	348	653	625	4,281	5,907
Operating leases	10	15	11	9	45
Other obligations(d)	799	746	221	166	1,932
Total cash contractual obligations	$1,737	$1,864	$1,602	$11,190	$16,393
Ameren Missouri:
Long-term debt and financing obligations(b)	$580	$100	$295	$3,054	$4,029
Interest payments(c)	176	322	319	1,934	2,751
Operating leases	8	13	10	9	40
Other obligations(d)	467	489	195	130	1,281
Total cash contractual obligations	$1,231	$924	$819	$5,127	$8,101
Ameren Illinois:
Long-term debt(b)	$—	$—	$400	$2,930	$3,330
Interest payments(c)	133	266	253	2,140	2,792
Operating leases	1	—	—	—	1
Other obligations(d)	322	243	26	20	611
Total cash contractual obligations	$456	$509	$679	$5,090	$6,734

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.

(b)
Excludes unamortized discount and premium and debt issuance costs of $70 million, $31 million, and $34 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.

(c)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2018.

(d)	See Other Obligations in Note 14 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
Off-balance-sheet Arrangements
At December 31, 2018, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for further detail concerning variable interest entities.
Credit Ratings
Our credit ratings affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and our commercial paper programs, and our collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Ameren:
Issuer/corporate credit rating	Baa1	BBB+
Senior unsecured debt	Baa1	BBB
Commercial paper	P-2	A-2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+
Secured debt	A2	A
Senior unsecured debt	Baa1	Not Rated
Commercial paper	P-2	A-2
Ameren Illinois:
Issuer/corporate credit rating	A3	BBB+
Secured debt	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
ATXI:
Issuer credit rating	A2	Not Rated
Senior unsecured debt	A2	Not Rated
A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at December 31, 2018. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2018, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $94 million, $64 million, and $30 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2018, if market prices were 15% higher or lower than December 31, 2018, levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We seek to improve our regulatory frameworks and cost recovery mechanisms and are simultaneously pursuing constructive regulatory outcomes within existing frameworks, while also advocating for responsible energy policies. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators, to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned returns on equity and allocating capital resources to business opportunities that we expect will offer the most attractive risk-adjusted return potential.
As part of Ameren’s strategic plan, we pursue projects to meet our customers’ energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories. Ameren also evaluates competitive electric transmission investment opportunities as they arise. Additionally, Ameren Missouri expects to make investments over time that will enable it to transition to a more diverse energy generation portfolio, including investments in renewable energy resources and the retirement of its coal-fired generation at the end of each energy center’s useful life.
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2019 and beyond.

Operations

•
On June 1, 2018, Missouri Senate Bill 564 was enacted. The provision of the law applicable to the TCJA was effective immediately; the remaining provisions, including the ability to elect PISA, became effective August 28, 2018. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. The reduction included $74 million for the amortization of excess accumulated deferred income taxes. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $60 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. PISA mitigates the impacts of regulatory lag between regulatory rate reviews. The remaining 15% of certain property, plant, and equipment placed in service and not eligible for recovery under PISA, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the new law apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Missouri Senate Bill 564.

•
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019, designed to upgrade Ameren Missouri's electric infrastructure. The plan includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with costs largely recoverable under PISA and, for the portion of wind and other renewable generation investments that are not recoverable under PISA, recoverable under the RESRAM.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100% of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and FERC approval. This generation would be incremental to estimated capital expenditures through 2023 discussed below. Ameren Missouri anticipates finalizing customer interest and pursuing renewable energy projects to fulfill requirements in 2019. Without extension, the option to elect into the program will terminate in the third quarter of 2023.

•
In December 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ended December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.

•
Ameren continues to make significant investments in FERC regulated electric transmission businesses. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2019 through 2023, to replace aging infrastructure and improve reliability. ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction of the Illinois Rivers project is substantially complete, with the last section awaiting the outcome of certain legal proceedings, which will delay the expected completion date to 2020. This delay is not expected to materially affect 2019 rate base or earnings. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. Construction of the Mark Twain project began in the second quarter of 2018, and is expected to be completed by the end of 2019. ATXI’s expected remaining investment in its multi-value projects is approximately $150 million in 2019, with the total investment expected to be more than $1.6 billion.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the

2019 revenue requirements included in rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $297 million and $177 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI’s revenue requirements of $24 million and $3 million, respectively, primarily because of the rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2019, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2019 actual recoverable costs, rate base, and return on common equity as calculated under the FERC formula ratemaking framework.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In October 2018, the FERC issued an order addressing the remanded issues in an unrelated case. That order proposed a new methodology for determining the base return on equity and required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 final order, which required briefs from the participants to be filed in February 2019 regarding a new methodology for determining the base return on common equity and whether and how to apply the new methodology to the two MISO complaint cases. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases at this time. As the FERC is under no deadline to issue a final order, the timing of the issuance of the final order in the February 2015 complaint case, or any potential impact to the amounts refunded as a result of the September 2016 final order, is uncertain. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding FERC complaint cases. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ net income by an estimated $9 million and $5 million, respectively, based on each company’s 2019 projected rate base.

•
In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. However, Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2019 electric distribution service revenues will be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2019 revenue requirement is expected to be higher than the 2018 revenue requirement because of an expected increase in recoverable costs, expected rate base growth of approximately 8%, and an expected increase in the annual average of the monthly yields of the 30-year United States Treasury bonds. The 2019 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2021. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2019 projected year-end rate base.

•
Ameren Illinois is allowed to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at its weighted-average cost of capital, with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to $100 million per year in electric energy-efficiency programs through 2023 and will earn a return on those investments. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding Ameren Illinois’ energy-efficiency program.

•
In November 2018, the ICC issued an order approving a stipulation and agreement that resulted in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. This increase reflects the reduction in the federal statutory corporate income tax rate enacted under the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which collectively decreased annual rates by approximately $17 million. The new customer rates were effective in November 2018. As a result of this order, the rate base under the QIP rider was reset to zero. Ameren Illinois used a 2019 future test year in this proceeding.

•
Ameren Missouri’s next scheduled refueling and maintenance outage at its Callaway energy center is scheduled for the spring of 2019. During the 2017 refueling, Ameren Missouri incurred maintenance expenses of $35 million. During a scheduled refueling, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased nonnuclear energy center maintenance costs in non-outage years.

•
Ameren Missouri expects to realize lower costs of fuel for generation through 2023, compared to 2018 levels, based on coal and related transportation contracts and management’s outlook for future prices. Substantially all the benefit of these lower costs would be passed through to customers through the FAC.

•
Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek regular electric and natural gas rate increases to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek legislative solutions, as necessary, to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.

For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by the end of 2020 in Missouri and neighboring states and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs, as well as the cost of such interconnections; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals.

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

•
In the second quarter of 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. In December 2018, Ameren Missouri received FERC approval to acquire the facility after construction. A transmission interconnection agreement with the MISO for this facility is expected in the fall of 2019. Also, in October 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts. In February 2019, Ameren Missouri filed with the MoPSC a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. The up to 157-megawatt facility is expected to be located in northwestern Missouri. A transmission interconnection agreement with the MISO for this facility is expected in early 2020. Both facilities are expected to be completed by the end of 2020 and would help Ameren Missouri comply with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including entering into a MISO transmission interconnection agreement at an acceptable cost for each facility and obtaining FERC approval and the issuance of a certificate of convenience and necessity by the MoPSC for the up to 157-megawatt facility, as well as other customary contract terms and conditions. These agreements collectively represent approximately $1 billion in capital expenditures expected in 2020, which is included in Ameren Missouri’s Smart Energy Plan. In October and December 2018, the MoPSC issued orders approving a RESRAM that allows Ameren Missouri to adjust customer rates on an annual basis without a traditional regulatory rate review. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

•
Through 2023, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $13.9 billion (Ameren Missouri – up to $7.1 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2019 through 2023. Any additional wind generation investments by Ameren Missouri beyond the two facilities that Ameren Missouri has agreed to acquire after construction would be incremental to these estimates.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation, are being reviewed or recommended for repeal by the EPA or new replacement or alternative regulations are being contemplated or proposed by the EPA and state regulators; therefore, the ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2022, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.5 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Federal income tax legislation enacted under the TCJA will continue to have significant impacts on our results of operations, financial position, liquidity, and financial metrics. The TCJA, among other things, reduced the federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. Customer rates were reduced to reflect the lower income tax rate, without a corresponding reduction in income tax payments because of our use of net operating losses and tax credit carryforwards until about 2020. Customer rates were also reduced to reflect the return of excess deferred taxes. The result of these customer rate reductions is a decrease in operating cash flows in the near term. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities.

•
Ameren Missouri expects a decrease in operating cash flows of approximately $100 million in 2019 compared with 2018, as a result of the TCJA. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts, once approved by the MoPSC, resulting from lower accumulated deferred income tax liabilities.

•	The following table presents the net regulatory liabilities associated with excess deferred taxes as of December 31, 2018, and the related amortization periods:

Amortization Period	Ameren Missouri	Ameren Illinois	ATXI	Total
30 – 60 years	$947	$796	$84	$1,827
7 – 10 years	524	(4)	2	522
Total	$1,471	$792	$86	$2,349

•
In 2018, our rate-regulated businesses began to amortize excess deferred taxes. Ameren Illinois and ATXI's 2018 income tax expense reflect a full year of amortization, while Ameren Missouri's 2018 income tax expense reflects five months of amortization related to its electric business, in accordance with a MoPSC order received in July 2018. The amortization of such balances related to Ameren Missouri’s gas business started in January 2019, in accordance with a MoPSC order received in December 2018. These amortizations reduce our income tax expense and effective tax rates. Due to formula ratemaking, Ameren Illinois Electric Distribution and Ameren Transmission have an offsetting reduction in revenue from customers, with no overall impact on earnings. Ameren Missouri and Ameren

Illinois Natural Gas 2019 interim period earnings may be affected by timing differences between income tax expense and revenue reductions based on their revenue patterns; however, no material impact to year-over-year earnings is expected.

•
As of December 31, 2018, Ameren had $91 million in tax benefits from federal and state net operating loss carryforwards and $127 million in federal and state income tax credit carryforwards. These carryforwards are expected to largely offset income tax obligations in 2019. Ameren does not expect to make material federal or state income tax payments over the next five years based on planned capital expenditures and related income tax credits. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri expects to make material income tax payments to Ameren (parent) in 2019 and 2020 and immaterial payments in 2021 through 2023 based on planned capital expenditures and related income tax credits, while Ameren Illinois expects to make material income tax payments to Ameren (parent) in 2020 through 2023.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. To fund a portion of these cash requirements, beginning in the first quarter of 2018, Ameren began using newly issued shares, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of December 31, 2018. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

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

•
The impact of prudence reviews, complaint cases, limitations on electric rate increases in Missouri, and opposition during the ratemaking process that may limit our ability to timely recover costs and earn a fair return on our investments

•
Ameren Illinois’ assessment of and ability to estimate the current year’s electric distribution service costs to be reflected in revenues and recovered from customers in a subsequent year under performance-based formula ratemaking framework

•
Ameren Illinois’ and ATXI’s assessment of and ability to estimate the current year’s electric transmission service costs to be reflected in revenues and recovered from customers in a subsequent year under the FERC ratemaking frameworks

•	Ameren Missouri’s estimate of revenue recovery under the MEEIA plans

Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, legislation, or historical experience, as well as discussions with legal counsel. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or that are probable of future refunds to customers. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months following the end of the annual period in which they are recognized. Ameren Illinois estimates its annual electric distribution revenue requirement under performance-based formula ratemaking for interim periods by using internal forecasted rate base and published forecasted data regarding the annual average of the monthly yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year’s actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in investments made or orders by the ICC or courts can result in a subsequent change in Ameren Illinois’ estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates electric margins resulting from its MEEIA customer energy-efficiency programs. Ameren Missouri uses a MEEIA rider to collect from, or refund to, customers any annual difference in the actual amounts incurred and the amounts collected from customers. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets or liabilities for each of the Ameren Companies. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for a listing of regulatory mechanisms used by Ameren Missouri and Ameren Illinois.

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

•	Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations

•	Estimates of the amount and character of future taxable income and forecasted use of our tax credit carryforwards

•	Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled

•	Effectiveness of implementing tax planning strategies

•	Changes in income tax laws, including amounts subject to income tax, and the regulatory treatment of any tax reform changes

•	Results of audits and examinations by taxing authorities

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. See Note 12 – Income Taxes under Part II, Item 8, of this report for the amount of deferred income taxes recorded at December 31, 2018.
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
Ameren Illinois participates in performance-based formula ratemaking for its electric distribution business and its electric energy-efficiency investments. Within Ameren Illinois’ formula ratemaking mechanisms, the annual average of the monthly yields of the 30-year United States Treasury bonds are the basis for Ameren Illinois’ return on equity. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the annual return on equity applicable to Ameren Illinois’ electric distribution business and electric energy-efficiency investments. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year.
Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. However, the FAC excludes substantially all transmission revenues and charges. Ameren Missouri is therefore exposed to transmission charges to the extent that they exceed transmission revenues. Ameren Illinois is required to purchase all of its expected power supply through procurement processes administered by the IPA. The cost of procured power can be affected by inflation. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.
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
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:

•	long-term and short-term variable-rate debt;

•	fixed-rate debt;

•	United States Treasury bonds; and

•	the discount rate applicable to asset retirement obligations, goodwill, and defined pension and postretirement benefit plans.
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
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2018 is immaterial.
The return on equity component under Ameren Illinois’ electric distribution service and its electric energy-efficiency investments formula ratemaking recovery mechanisms is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on its 2019 projected rate base. Interest rate levels also influence the return on equity allowed by our regulators in our other ratemaking jurisdictions.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2018.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2018, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables. As of December 31, 2018, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $33 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections, as applicable. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2019 assumed return on plan assets of 7.00%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2018, this fund was invested in domestic equity securities (62%) and debt securities (37%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have company-owned life insurance contracts with net asset values of $131 million and $9 million, respectively, as of December 31, 2018. Changes in the market values of these contracts are reflected in earnings.
Commodity Price Risk
Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses exposure to changing market prices for commodities is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and natural gas supply.
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
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, and zero emission credit and renewable energy credit costs and expects full recovery of such costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2018, Ameren Illinois supplied power for 23% of its kilowatthour sales to its electric customers. Ameren Illinois purchases energy and capacity through MISO and through bilateral contracts resulting from IPA procurement events. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2020 for capacity and 2021 for energy. Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through 2026 and for renewable energy credits with 15-year terms commencing on the date of first renewable energy credit delivery. Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional rate proceeding, subject to prudence review.
The following table presents, as of December 31, 2018, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri's coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for Ameren Missouri's retail distribution and purchased power for Ameren Illinois that are price-hedged over the period 2019 through 2023. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2019	2020	2021 - 2023
Ameren:
Coal	98%	67%	28%
Coal transportation	100	99	97
Nuclear fuel	100	85	61
Natural gas for distribution(a)	74	33	13
Purchased power for Ameren Illinois(b)	69	35	11
Ameren Missouri:
Coal	98%	67%	28%
Coal transportation	100	99	97
Nuclear fuel	100	85	61
Natural gas for distribution(a)	62	27	5
Ameren Illinois:
Natural gas for distribution(a)	76%	34%	14%
Purchased power(b)	69	35	11

(a)
Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2019 represents January 2019 through March 2019. The year 2020 represents November 2019 through March 2020. This continues each successive year through March 2023.

(b)	Represents the percentage of purchased power price-hedged for fixed-price residential and non-residential customers with less than 150 kilowatts of demand.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of ultra-low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase ultra-low-sulfur coal through 2022 to comply with environmental regulations. Disruptions to the deliveries of ultra-low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of ultra-low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. If Ameren Missouri were to experience a temporary disruption of ultra-low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of ultra-low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances to achieve compliance with environmental regulations, or purchase power necessary to meet demand.
Currently, the Callaway energy center uses nuclear fuel assemblies of a design fabricated by only a single supplier. That supplier is currently the only NRC-licensed supplier able to provide fuel assemblies to the Callaway energy center. Ameren Missouri is pursuing a program to qualify an alternate NRC-licensed supplier, and expects to obtain NRC approval in 2021.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas and power, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2018. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for additional information regarding the methods used to determine the fair value of these contracts.

	Ameren Missouri	Ameren Illinois	Ameren
Fair value of contracts at beginning of year, net assets (liabilities)	$8	$(217)	$(209)
Contracts realized or otherwise settled during the period	(8)	25	17
Fair value of new contracts entered into during the period	(7)	2	(5)
Other changes in fair value	(3)	(4)	(7)
Fair value of contracts outstanding at end of year, net assets (liabilities)	$(10)	$(194)	$(204)

The following table presents maturities of derivative contracts as of December 31, 2018, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	2019	2020 – 2021	2022 – 2023	2024 and Thereafter	Total Fair Value
Ameren Missouri:
Level 1	$—	$(1)	$—	$—	$(1)
Level 2(a)	(4)	(1)	—	—	(5)
Level 3(b)	(1)	(3)	—	—	(4)
Total	$(5)	$(5)	$—	$—	$(10)
Ameren Illinois:
Level 1	$—	$—	$—	$—	$—
Level 2(a)	(5)	(3)	—	—	(8)
Level 3(b)	(16)	(30)	(30)	(110)	(186)
Total	$(21)	$(33)	$(30)	$(110)	$(194)
Ameren:
Level 1	$—	$(1)	$—	$—	$(1)
Level 2(a)	(9)	(4)	—	—	(13)
Level 3(b)	(17)	(33)	(30)	(110)	(190)
Total	$(26)	$(38)	$(30)	$(110)	$(204)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 26, 2019
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Union Electric Company (the “Company”) as of December 31, 2018 and 2017, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 26, 2019
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ameren Illinois Company (the “Company”) as of December 31, 2018 and 2017, and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 26, 2019
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Electric	$5,339	$5,307	$5,196
Natural gas	952	867	880
Total operating revenues	6,291	6,174	6,076
Operating Expenses:
Fuel	769	737	745
Purchased power	581	638	623
Natural gas purchased for resale	374	311	341
Other operations and maintenance	1,772	1,705	1,733
Depreciation and amortization	955	896	845
Taxes other than income taxes	483	477	467
Total operating expenses	4,934	4,764	4,754
Operating Income	1,357	1,410	1,322
Other Income, Net	102	86	101
Interest Charges	401	391	382
Income Before Income Taxes	1,058	1,105	1,041
Income Taxes	237	576	382
Net Income	821	529	659
Less: Net Income Attributable to Noncontrolling Interests	6	6	6
Net Income Attributable to Ameren Common Shareholders	$815	$523	$653

Net Income	$821	$529	$659
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $3, and $(7), respectively	(4)	5	(20)
Comprehensive Income	817	534	639
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income Attributable to Ameren Common Shareholders	$811	$528	$633

Earnings per Common Share – Basic	$3.34	$2.16	$2.69

Earnings per Common Share – Diluted	$3.32	$2.14	$2.68

Weighted-average Common Shares Outstanding – Basic	243.8	242.6	242.6
Weighted-average Common Shares Outstanding – Diluted	245.8	244.2	243.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$16	$10
Accounts receivable – trade (less allowance for doubtful accounts of $18 and $19, respectively)	463	445
Unbilled revenue	295	323
Miscellaneous accounts receivable	79	70
Inventories	483	522
Current regulatory assets	134	144
Other current assets	63	98
Total current assets	1,533	1,612
Property, Plant, and Equipment, Net	22,810	21,466
Investments and Other Assets:
Nuclear decommissioning trust fund	684	704
Goodwill	411	411
Regulatory assets	1,127	1,230
Other assets	650	522
Total investments and other assets	2,872	2,867
TOTAL ASSETS	$27,215	$25,945
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$580	$841
Short-term debt	597	484
Accounts and wages payable	817	902
Taxes accrued	53	52
Interest accrued	93	99
Customer deposits	116	108
Current regulatory liabilities	149	128
Other current liabilities	282	326
Total current liabilities	2,687	2,940
Long-term Debt, Net	7,859	7,094
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,623	2,506
Accumulated deferred investment tax credits	43	49
Regulatory liabilities	4,637	4,387
Asset retirement obligations	627	638
Pension and other postretirement benefits	558	545
Other deferred credits and liabilities	408	460
Total deferred credits and other liabilities	8,896	8,585
Commitments and Contingencies (Notes 2, 9, and 14)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 244.5 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,627	5,540
Retained earnings	2,024	1,660
Accumulated other comprehensive loss	(22)	(18)
Total Ameren Corporation shareholders’ equity	7,631	7,184
Noncontrolling Interests	142	142
Total equity	7,773	7,326
TOTAL LIABILITIES AND EQUITY	$27,215	$25,945

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$821	$529	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	876	835
Amortization of nuclear fuel	95	76	88
Amortization of debt issuance costs and premium/discounts	20	22	22
Deferred income taxes and investment tax credits, net	224	539	386
Allowance for equity funds used during construction	(36)	(24)	(27)
Stock-based compensation costs	20	17	17
Other	44	(10)	4
Changes in assets and liabilities:
Receivables	(24)	(53)	(71)
Inventories	39	17	11
Accounts and wages payable	(22)	32	19
Taxes accrued	(10)	55	13
Regulatory assets and liabilities	201	36	215
Assets, other	2	34	(21)
Liabilities, other	(117)	(7)	(17)
Pension and other postretirement benefits	(25)	(21)	(16)
Net cash provided by operating activities	2,170	2,118	2,117
Cash Flows From Investing Activities:
Capital expenditures	(2,286)	(2,132)	(2,076)
Nuclear fuel expenditures	(52)	(63)	(55)
Purchases of securities – nuclear decommissioning trust fund	(315)	(321)	(322)
Sales and maturities of securities – nuclear decommissioning trust fund	299	305	304
Other	18	7	(9)
Net cash used in investing activities	(2,336)	(2,204)	(2,158)
Cash Flows From Financing Activities:
Dividends on common stock	(451)	(431)	(416)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	112	(74)	257
Maturities of long-term debt	(841)	(681)	(395)
Issuances of long-term debt	1,352	1,345	396
Issuances of common stock	74	—	—
Debt issuance costs	(14)	(11)	(9)
Repurchases of common stock for stock-based compensation	—	(24)	(51)
Employee payroll taxes related to stock-based compensation	(19)	(15)	(32)
Other	(2)	(1)	(2)
Net cash provided by (used in) financing activities	205	102	(258)
Net change in cash, cash equivalents, and restricted cash	39	16	(299)
Cash, cash equivalents, and restricted cash at beginning of year	68	52	351
Cash, cash equivalents, and restricted cash at end of year	$107	$68	$52

Noncash financing activity – Issuance of common stock for stock-based compensation	$35	$—	$—

Cash Paid (Refunded) During the Year:
Interest (net of $21, $14, and $15 capitalized, respectively)	$387	$370	$358
Income taxes, net	21	(19)	(12)

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2018	2017	2016
Common Stock	$2	$2	$2

Other Paid-in Capital:
Beginning of year	5,540	5,556	5,616
Shares issued under the DRPlus and 401(k) plan	74	—	—
Stock-based compensation activity	13	(16)	(60)
Other paid-in capital, end of year	5,627	5,540	5,556
Retained Earnings:
Beginning of year	1,660	1,568	1,331
Net income attributable to Ameren common shareholders	815	523	653
Dividends	(451)	(431)	(416)
Retained earnings, end of year	2,024	1,660	1,568
Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(18)	(23)	(3)
Change in deferred retirement benefit costs	(4)	5	(20)
Deferred retirement benefit costs, end of year	(22)	(18)	(23)
Total accumulated other comprehensive loss, end of year	(22)	(18)	(23)
Total Ameren Corporation Shareholders’ Equity	$7,631	$7,184	$7,103

Noncontrolling Interests:
Beginning of year	142	142	142
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Noncontrolling interests, end of year	142	142	142
Total Equity	$7,773	$7,326	$7,245

Common stock shares outstanding at beginning of year	242.6	242.6	242.6
Shares issued under the DRPlus and 401(k) plan	1.2	—	—
Shares issued for stock-based compensation	0.7	—	—
Common stock shares outstanding at end of year	244.5	242.6	242.6

Dividends per common share	$1.8475	$1.7775	$1.7150

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME (In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Electric	$3,451	$3,411	$3,396
Natural gas	138	126	128
Total operating revenues	3,589	3,537	3,524
Operating Expenses:
Fuel	769	737	745
Purchased power	164	245	254
Natural gas purchased for resale	56	47	49
Other operations and maintenance	972	925	912
Depreciation and amortization	550	533	514
Taxes other than income taxes	329	328	325
Total operating expenses	2,840	2,815	2,799
Operating Income	749	722	725
Other Income, Net	56	65	62
Interest Charges	200	207	211
Income Before Income Taxes	605	580	576
Income Taxes	124	254	216
Net Income	$481	$326	$360
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$478	$323	$357

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	223	200
Accounts receivable – affiliates	14	11
Unbilled revenue	155	165
Miscellaneous accounts receivable	42	35
Inventories	358	388
Current regulatory assets	14	56
Other current assets	26	50
Total current assets	832	905
Property, Plant, and Equipment, Net	12,103	11,751
Investments and Other Assets:
Nuclear decommissioning trust fund	684	704
Regulatory assets	366	395
Other assets	306	288
Total investments and other assets	1,356	1,387
TOTAL ASSETS	$14,291	$14,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$580	$384
Short-term debt	55	39
Accounts and wages payable	428	475
Accounts payable – affiliates	69	60
Taxes accrued	27	30
Interest accrued	52	54
Current regulatory liabilities	68	19
Other current liabilities	123	103
Total current liabilities	1,402	1,164
Long-term Debt, Net	3,418	3,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,534	1,650
Accumulated deferred investment tax credits	42	48
Regulatory liabilities	2,799	2,664
Asset retirement obligations	623	634
Pension and other postretirement benefits	228	213
Other deferred credits and liabilities	16	12
Total deferred credits and other liabilities	5,242	5,221
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,903	1,858
Preferred stock	80	80
Retained earnings	1,735	1,632
Total shareholders’ equity	4,229	4,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,291	$14,043
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$481	$326	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	514	506
Amortization of nuclear fuel	95	76	88
Amortization of debt issuance costs and premium/discounts	6	6	6
Deferred income taxes and investment tax credits, net	(9)	82	179
Allowance for equity funds used during construction	(27)	(21)	(23)
Other	17	4	5
Changes in assets and liabilities:
Receivables	(32)	(46)	5
Inventories	30	18	(4)
Accounts and wages payable	(21)	27	(18)
Taxes accrued	(1)	(1)	11
Regulatory assets and liabilities	201	26	84
Assets, other	2	31	(25)
Liabilities, other	(13)	(23)	(1)
Pension and other postretirement benefits	(2)	(2)	(4)
Net cash provided by operating activities	1,260	1,017	1,169
Cash Flows From Investing Activities:
Capital expenditures	(914)	(773)	(738)
Nuclear fuel expenditures	(52)	(63)	(55)
Purchases of securities – nuclear decommissioning trust fund	(315)	(321)	(322)
Sales and maturities of securities – nuclear decommissioning trust fund	299	305	304
Money pool advances, net	—	161	(125)
Other	6	7	(1)
Net cash used in investing activities	(976)	(684)	(937)
Cash Flows From Financing Activities:
Dividends on common stock	(375)	(362)	(355)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	16	39	—
Maturities of long-term debt	(384)	(431)	(266)
Issuances of long-term debt	423	399	149
Debt issuance costs	(5)	(3)	(3)
Capital contribution from parent	45	30	44
Net cash used in financing activities	(283)	(331)	(434)
Net change in cash, cash equivalents, and restricted cash	1	2	(202)
Cash, cash equivalents, and restricted cash at beginning of year	7	5	207
Cash, cash equivalents, and restricted cash at end of year	$8	$7	$5

Cash Paid During the Year:
Interest (net of $14, $10, and $12 capitalized, respectively)	$196	$202	$209
Income taxes, net	128	178	27
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2018	2017	2016
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,858	1,828	1,822
Capital contribution from parent	45	30	6
Other paid-in capital, end of year	1,903	1,858	1,828

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,632	1,671	1,669
Net income	481	326	360
Common stock dividends	(375)	(362)	(355)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,735	1,632	1,671

Total Shareholders’ Equity	$4,229	$4,081	$4,090

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Electric	$1,761	$1,784	$1,735
Natural gas	815	743	754
Total operating revenues	2,576	2,527	2,489
Operating Expenses:
Purchased power	429	417	399
Natural gas purchased for resale	318	264	292
Other operations and maintenance	799	799	828
Depreciation and amortization	374	341	319
Taxes other than income taxes	144	137	132
Total operating expenses	2,064	1,958	1,970
Operating Income	512	569	519
Other Income, Net	42	12	34
Interest Charges	149	144	140
Income Before Income Taxes	405	437	413
Income Taxes	98	166	158
Net Income	307	271	255
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income tax benefit of $-, $-, and $(1), respectively	—	—	(5)
Comprehensive Income	$307	$271	$250

Net Income	$307	$271	$255
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$304	$268	$252

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $11 and $12, respectively)	224	234
Accounts receivable – affiliates	21	9
Unbilled revenue	140	158
Miscellaneous accounts receivable	40	35
Inventories	125	134
Current regulatory assets	110	87
Other current assets	16	15
Total current assets	676	672
Property, Plant, and Equipment, Net	9,198	8,293
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	759	822
Other assets	275	147
Total investments and other assets	1,445	1,380
TOTAL ASSETS	$11,319	$10,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$457
Short-term debt	72	62
Accounts and wages payable	302	337
Accounts payable – affiliates	58	70
Taxes accrued	23	19
Interest accrued	31	33
Customer deposits	76	69
Current environmental remediation	42	42
Current regulatory liabilities	62	92
Other current liabilities	130	177
Total current liabilities	796	1,358
Long-term Debt, Net	3,296	2,373
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,119	1,021
Regulatory liabilities	1,741	1,629
Pension and other postretirement benefits	280	285
Environmental remediation	109	134
Other deferred credits and liabilities	204	235
Total deferred credits and other liabilities	3,453	3,304
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,173	2,013
Preferred stock	62	62
Retained earnings	1,539	1,235
Total shareholders’ equity	3,774	3,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,319	$10,345

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$307	$271	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	341	318
Amortization of debt issuance costs and premium/discounts	13	13	14
Deferred income taxes and investment tax credits, net	88	171	154
Other	11	—	(1)
Changes in assets and liabilities:
Receivables	—	(7)	(72)
Inventories	8	(1)	15
Accounts and wages payable	(13)	19	12
Taxes accrued	(13)	18	1
Regulatory assets and liabilities	1	16	120
Assets, other	(1)	(2)	(3)
Liabilities, other	(92)	3	(9)
Pension and other postretirement benefits	(25)	(14)	(8)
Net cash provided by operating activities	659	828	796
Cash Flows From Investing Activities:
Capital expenditures	(1,258)	(1,076)	(924)
Other	10	6	6
Net cash used in investing activities	(1,248)	(1,070)	(918)
Cash Flows From Financing Activities:
Dividends on common stock	—	—	(110)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	10	11	51
Maturities of long-term debt	(457)	(250)	(129)
Issuances of long-term debt	929	496	247
Debt issuance costs	(9)	(6)	(4)
Capital contribution from parent	160	8	—
Other	(2)	(1)	(1)
Net cash provided by financing activities	628	255	51
Net change in cash and cash equivalents	39	13	(71)
Cash, cash equivalents, and restricted cash at beginning of year	41	28	99
Cash, cash equivalents, and restricted cash at end of year	$80	$41	$28

Cash Paid (Refunded) During the Year:
Interest (net of $7, $4, and $3 capitalized, respectively)	$144	$139	$127
Income taxes, net	28	(22)	8

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2018	2017	2016
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	2,013	2,005	2,005
Capital contribution from parent	160	8	—
Other paid-in capital, end of year	2,173	2,013	2,005

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	1,235	967	825
Net income	307	271	255
Common stock dividends	—	—	(110)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,539	1,235	967

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	—	—	5
Change in deferred retirement benefit costs	—	—	(5)
Deferred retirement benefit costs, end of year	—	—	—
Total accumulated other comprehensive income, end of year	—	—	—

Total Shareholders’ Equity	$3,774	$3,310	$3,034

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018
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

•
Ameren Transmission Company of Illinois, doing business as ATXI, operates a FERC rate-regulated electric transmission business. ATXI was incorporated in Illinois in 2006. ATXI is constructing MISO-approved electric transmission projects, including the Illinois Rivers and Mark Twain projects, and operates the Spoon River project, which was placed in service in February 2018. Ameren also evaluates competitive electric transmission investment opportunities as they arise.

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
Ameren Missouri has a FAC that allows an adjustment of electric rates three times per year, without a traditional rate proceeding, for a pass-through to customers of 95% of the variance in net energy costs from the amount set in base rates, subject to MoPSC prudence review. The difference between the actual amounts incurred for these items and the amounts recovered from Ameren Missouri customers’ base rates is deferred as a regulatory asset or liability. The deferred amounts are either billed or refunded to customers in a subsequent period.

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
In addition to the rate-adjustment mechanisms discussed above, Ameren Missouri and Ameren Illinois have approvals from rate regulators to use other cost recovery mechanisms. Ameren Missouri has a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a tracker on certain excess deferred taxes, a renewable energy standards cost tracker, a solar rebate program tracker, PISA, and a RESRAM. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Ameren Illinois participates in performance-based formula ratemaking for its electric distribution business and its electric energy-efficiency investments. Ameren Illinois also has environmental cost riders, an asbestos-related litigation rider, a natural gas energy-efficiency rider, a QIP rider, a VBA rider, a bad debt rider, and cost recovery mechanisms for renewable energy credits and zero emission credits. See Note 2 – Rate and Regulatory Matters for additional information on the regulatory assets and liabilities recorded at December 31, 2018 and 2017.
Ameren, Ameren Missouri, and Ameren Illinois continually assess the recoverability of their regulatory assets. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that reductions in customers rates or refunds to customers related to regulatory liabilities are no longer probable, the amounts are credited to earnings.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include short-term, highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents subject to legal or contractual restrictions and not readily available for use for general corporate purposes are classified as restricted cash.
In November 2016, the FASB issued authoritative guidance that requires, including on a retrospective basis, restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our adoption of this guidance, effective January 2018, did not result in material changes to previously reported cash flows from operating, investing, or financing activities. The changes in our restricted cash balances during the year ended December 31, 2018, were primarily reflected as increases in cash provided by operating activities as a result of our adoption of this guidance.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$16	$—	$—	$10	$—	$—
Restricted cash included in “Other current assets”	13	4	6	21	5	6
Restricted cash included in “Other assets”	74	—	74	35	—	35
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	—	2	2	—
Total cash, cash equivalents, and restricted cash	$107	$8	$80	$68	$7	$41
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2018 and 2017, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $33 million and $31 million, respectively.
For the years ended December 31, 2018, 2017, and 2016 the Ameren Companies recorded immaterial bad debt expense.

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
Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are capitalized when purchased and then expensed as consumed or capitalized as property, plant, and equipment when installed, as appropriate. The following table presents a breakdown of inventories for each of the Ameren Companies at December 31, 2018 and 2017:

	Ameren Missouri	Ameren Illinois	Ameren
2018
Fuel(a)	$123	$—	$123
Natural gas stored underground	7	64	71
Materials, supplies, and other	228	61	289
Total inventories	$358	$125	$483
2017
Fuel(a)	$154	$—	$154
Natural gas stored underground	8	74	82
Materials, supplies, and other	226	60	286
Total inventories	$388	$134	$522

(a)	Consists of coal, oil, and propane.
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
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on the balance sheet and then amortized to fuel expense on a unit-of-production basis. The cost is charged to “Operating Expenses – Fuel” in the statement of income.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in 2018, 2017, and 2016 ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.
Allowance for Funds Used During Construction
We capitalize allowance for funds used during construction, or the cost of borrowed funds and the cost of equity funds (preferred and common shareholders’ equity) applicable to rate-regulated construction expenditures, in accordance with the utility industry’s accounting practice and GAAP. Allowance for funds used during construction does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing during construction, and it treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the average allowance for funds used during construction debt and equity blended rates that were applied to construction projects in 2018, 2017, and 2016:

	2018	2017	2016
Ameren Missouri	7%	7%	7%
Ameren Illinois	5%	4%	5%
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2018 and 2017. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2018 and 2017. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2018 and 2017.
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
Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2018. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit significantly exceeded its carrying value as of October 31, 2018, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill. The following factors, among others, were considered by Ameren and Ameren Illinois when they assessed whether it was more likely than not that the fair value of each of their reporting units exceeded its carrying value as of October 31, 2018:

•	macroeconomic conditions, including those conditions within Ameren Illinois’ service territory;

•	pending regulatory rate review outcomes and projections of future regulatory rate review outcomes;

•	changes in laws and potential law changes;

•	observable industry market multiples;

•	achievement of IEIMA and FEJA performance metrics and the yield of the 30-year United States Treasury bonds;

•	changes in the FERC-allowed return on equity with respect to transmission services; and

•	projected operating results and cash flows.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2018 and 2017.
Variable Interest Entities
As of December 31, 2018, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities are not required to be consolidated. As of December 31, 2018, the maximum exposure to loss related to these variable interest entities was approximately $16 million, which represents the portion of interconnection study costs that may be incurred by Ameren and Ameren Missouri. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.

As of December 31, 2018 and 2017, Ameren also had investments in unconsolidated variable interest entities totaling $22 million and $17 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. These investments are accounted for as equity method investments. Ameren is not the primary beneficiary of these variable interest entities because it does not have the power to direct matters that most significantly affect the entities' activities. As a result, these variable interest entities are not required to be consolidated. As of December 31, 2018, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $22 million plus associated outstanding funding commitments of $16 million.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates.
Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs based on changes in the estimated fair values of the obligations with a corresponding increase or decrease in the asset book value. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $14 million, $26 million, and $31 million for the years ended December 31, 2018, 2017, and 2016, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects deferrals of net realized and unrealized gains and losses within the nuclear decommissioning trust fund for the Callaway energy center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. Asset removal costs that do not constitute legal obligations are classified as regulatory liabilities. See Note 2 – Rate and Regulatory Matters.
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2018 and 2017:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2016	$644		$6		$650
Liabilities settled	(12)		(1)		(13)
Accretion(a)	26		—		26
Change in estimates(b)	(18)		(1)		(19)
Balance at December 31, 2017	$640	(c)	$4	(d)	$644	(c)
Liabilities settled	(7)		—		(7)
Accretion(a)	27		—		27
Change in estimates(e)	(14)		—		(14)
Balance at December 31, 2018	$646	(c)	$4	(d)	$650	(c)

(a)	Ameren Missouri’s accretion expense was deferred as a decrease to regulatory liabilities.

(b)
Ameren Missouri changed its fair value estimate primarily because of an extension of the remediation period of certain CCR storage facilities, an update to the decommissioning of the Callaway energy center to reflect the cost study and funding analysis filed with the MoPSC in 2017, and an increase in the assumed discount rate.

(c)	Balance included $23 million and $6 million in “Other current liabilities” on the balance sheet as of December 31, 2018 and 2017, respectively.

(d)	Included in “Other deferred credits and liabilities” on the balance sheet.

(e)	Ameren Missouri changed its fair value estimate primarily due to a reduction in the cost estimate for closure of certain CCR storage facilities.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2018, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $244 million (December 31, 2017 – $265 million) and $122 million (December 31, 2017 – $129 million), respectively, while total borrowings against the policies were $113 million (December 31, 2017 – $120 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.

Noncontrolling Interests
As of December 31, 2018 and 2017, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
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
Retail distribution, electric transmission, and off-system revenues, including the underlying components described above, represent a series of goods or services that are substantially the same and have the same pattern of transfer over time to our customers. Revenues from contracts with customers are equal to the amounts billed and our estimate of electric and natural gas retail distribution services provided but unbilled at the end of each accounting period. Revenues are billed at least monthly, and payments are due less than one month after goods and/or services are provided. See Note 15 – Segment Information for disaggregated revenue information.
For certain regulatory recovery mechanisms that are alternative revenue programs rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, MEEIA, and VBA. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. As of December 31, 2018 and 2017, our remaining performance obligations were immaterial.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri’s and Ameren Illinois’ prior-period transactions will be resettled outside the routine settlement process because of a change in MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. Revenues are recognized once the resettlement amount is received. There were no material MISO resettlements in 2018, 2017, or 2016.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an assumed forfeiture rate. Ameren recognizes as compensation expense the estimated fair value of stock-based compensation on a straight-line basis over the requisite vesting period. See Note 11 – Stock-based Compensation for additional information.
Deferred Compensation
As of December 31, 2018, and 2017, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $80 million and $86 million, respectively, recorded at the present value of future benefits to be paid.

Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2018, 2017, and 2016:

	2018	2017		2016
Ameren Missouri	$164	$153		$151
Ameren Illinois	118	112	(a)	108	(a)
Ameren	$282	$265		$259

(a)	Amounts have been adjusted from those previously reported to reflect additional excise taxes for the years ended December 31, 2017 and 2016.
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
We expect that regulators will reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in certain deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate increases. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes is recorded as a regulatory asset or liability on the balance sheet and will be collected from, or refunded to, customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes is recorded as an adjustment to income tax expense on the income statement. See Note 12 – Income Taxes for further information regarding the revaluation of deferred taxes related to the TCJA and Missouri and Illinois state corporate income tax rate changes.
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
Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the period. Earnings per diluted share reflects the potential dilution that would occur if certain stock-based performance share units and restricted stock units were settled. The number of shares from performance share units assumed to be settled was 2.0 million, 1.6 million, and 0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The number of shares from restricted stock units assumed to be settled was immaterial for the year ended December 31, 2018, and not applicable for the years ended December 31, 2017 and 2016. There were no potentially dilutive securities excluded from the diluted earnings per share calculations for the years ended December 31, 2018, 2017, and 2016.
Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
In the first quarter of 2018, the Ameren Companies adopted authoritative accounting guidance on various topics. See the Operating Revenues section above for more information on our adoption of the guidance on revenue from contracts with customers. See Note 10 – Retirement Benefits for more information on our adoption of the guidance on the presentation of net periodic pension and postretirement benefit cost. See the Cash, Cash Equivalents, and Restricted Cash section above for more information on our adoption of the guidance on restricted cash. Our adoption of the guidance on the recognition and measurement of financial assets and financial liabilities did not have a material impact on our results of operations or financial position.
Leases
In February 2016, the FASB issued authoritative guidance that requires an entity to recognize assets and liabilities arising from all leases with a term greater than one year. This guidance will affect the Ameren Companies’ financial position by increasing the assets and liabilities recorded relating to operating leases. Ameren expects both its assets and liabilities to increase by approximately $40 million, largely due to an increase at Ameren Missouri. We do not expect the impacts of this guidance to be material to our results of operations or cash flows. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on its classification as a finance lease or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. We will adopt this guidance using the January 1, 2019 effective date as the date of our application of the standard. No adjustment to comparative periods will be made. This guidance will be effective for the Ameren Companies in the first quarter of 2019. See Note 14 – Commitments and Contingencies for additional information on our leases.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued authoritative guidance that requires an entity to recognize an allowance for financial instruments that reflects its current estimate of credit losses expected to be incurred over the life of the financial instruments. The guidance requires an entity to measure expected credit losses using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We are currently assessing the impacts of this guidance on our results of operations, financial position, and disclosures. This guidance will be effective for the Ameren Companies in the first quarter of 2020, and will require changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date.
Fair Value Measurement Disclosures
In August 2018, the FASB issued authoritative guidance that affects disclosure requirements for fair value measurements. This guidance will be effective for the Ameren Companies in the first quarter of 2020, with early adoption permitted. We are currently assessing the impacts of this guidance on our disclosures.
Defined Benefit Plan Disclosures
In August 2018, the FASB issued authoritative guidance that affects disclosure requirements for defined benefit plans. This guidance will be effective for the Ameren Companies in the fourth quarter of 2020, and will require changes to be applied retrospectively to each period presented. Early adoption is permitted. We are currently assessing the impacts of this guidance on our disclosures.
Implementation Costs Incurred in Certain Cloud Computing Arrangements
In August 2018, the FASB issued authoritative guidance that aligns the requirements for capitalizing implementation costs incurred in certain hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance requires capitalized implementation costs to be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees of the associated hosting arrangement. Capitalized implementation costs must be presented in the balance sheet in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and payments for capitalized implementation costs must be classified in the statement of cash flows in the same manner as payments for hosting arrangement fees. The Ameren Companies early adopted this guidance in the third quarter of 2018 and applied the guidance prospectively to all implementation costs incurred after the date of adoption. Implementation costs capitalized in 2018 were immaterial.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued authoritative guidance that specifies the classification and presentation of certain cash flow items to reduce diversity in practice. This guidance was effective for the Ameren Companies in the first quarter of 2018 and was applied retrospectively. Our adoption of this guidance did not result in material changes to previously reported cash flows from operating, investing, or financing activities.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.

Missouri
Missouri Senate Bill 564
On June 1, 2018, Missouri Senate Bill 564 was enacted. The provision of the law applicable to the TCJA was effective immediately; the remaining provisions, including the ability to elect PISA, became effective August 28, 2018. The law required the MoPSC to authorize a reduction in Ameren Missouri’s rates to pass through the effect of the TCJA within 90 days of the law’s effective date. In July 2018, the MoPSC authorized Ameren Missouri to reduce its annual revenue requirement by $167 million and reflect that reduction in rates beginning August 1, 2018. The reduction included $74 million for the amortization of excess accumulated deferred income taxes. In addition, Ameren Missouri recorded a reduction to revenue and a corresponding regulatory liability of $60 million for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review.
Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date, and changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The debt return on rate base is recognized in earnings as a reduction of “Interest Charges” until PISA deferrals are reflected in customer rates, while the equity return is recognized in earnings as “Operating Revenues – Electric” when billed to customers. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. PISA mitigates the impacts of regulatory lag between regulatory rate reviews. The remaining 15% of certain property, plant, and equipment placed in service and not eligible for recovery under PISA, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. See below for discussion of the RESRAM. Amounts deferred under PISA were immaterial as of December 31, 2018.
As a result of Ameren Missouri’s PISA election, additional provisions of Missouri law apply, including provisions limiting customer rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in the July 2018 MoPSC order. Additionally, Ameren Missouri’s electric base rates, as determined in the July 2018 MoPSC order, are frozen until April 1, 2020. Customer rates under the MEEIA, the FAC, and the RESRAM riders have not been frozen. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review will be subject to the rate cap. Any deferred overages approved for recovery will be recovered in a manner consistent with costs recovered under PISA. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. Both the rate cap and PISA election are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028.
Wind Generation Facilities and RESRAM
In the second quarter of 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Terra-Gen, LLC to acquire, after construction, a 400-megawatt wind generation facility, which is expected to be located in northeastern Missouri. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. In December 2018, Ameren Missouri received FERC approval to acquire the facility after construction. A transmission interconnection agreement with the MISO for this facility is expected in the fall of 2019. Also, in October 2018, Ameren Missouri entered into a build-transfer agreement with a subsidiary of EDF Renewables, Inc. to acquire, after construction, a wind generation facility of up to 157 megawatts. In February 2019, Ameren Missouri filed with the MoPSC a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the facility. The up to 157-megawatt facility is expected to be located in northwestern Missouri. A transmission interconnection agreement with the MISO for this facility is expected in early 2020. Both facilities are expected to be completed by the end of 2020 and would help Ameren Missouri comply with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including entering into a MISO transmission interconnection agreement at an acceptable cost for each facility and obtaining FERC approval and the issuance of a certificate of convenience and necessity by the MoPSC for the up to 157-megawatt facility, as well as other customary contract terms and conditions. These agreements collectively represent approximately $1 billion in capital expenditures expected in 2020, which is included in Ameren Missouri’s Smart Energy Plan.
As a part of its May 2018 filing, Ameren Missouri requested the MoPSC to authorize a proposed RESRAM that would allow Ameren Missouri to adjust customer rates on an annual basis without a traditional regulatory rate review. In October and December 2018, the MoPSC issued orders approving the RESRAM. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of capital investment not recovered under PISA. Ameren Missouri expects a decision by the end of 2019. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA. RESRAM regulatory assets earn carrying costs at short-term interest rates.
Renewable Choice Program
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100% of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and FERC approval. Ameren Missouri anticipates finalizing customer interest and pursuing renewable energy projects to fulfill requirements in 2019. Without extension, the option to elect into the program will terminate in the third quarter of 2023.
MEEIA
In July 2018, the Missouri Supreme Court overturned a 2016 decision by the Missouri Court of Appeals, Western District, which had upheld a 2015 MoPSC order regarding the determination of a certain input used to calculate the MEEIA 2013 performance incentive, and remanded the matter to the MoPSC. In January 2019, the MoPSC issued an order approving an additional $9 million MEEIA 2013 performance incentive. Accordingly, Ameren Missouri recognized the additional performance incentive in the first quarter of 2019. In November 2016, the MoPSC approved a $28 million MEEIA 2013 performance incentive based on a stipulation and agreement among Ameren Missouri, the MoPSC staff, and the MoOPC. Ameren Missouri collected $28 million of the performance incentive over a two-year period that began in February 2017.
The MEEIA 2016 plan provides Ameren Missouri with a performance incentive to earn additional revenues by achieving certain customer energy-efficiency goals, including $27 million if 100% of the goals are achieved during the three-year period beginning March 2016, with the potential to earn more if Ameren Missouri’s energy savings exceed those goals. In September 2017, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the first year of the MEEIA 2016 plan. In October 2018, Ameren Missouri received an order from the MoPSC approving Ameren Missouri’s energy savings results for the second year of the MEEIA 2016 plan. As a result of these orders and in accordance with revenue recognition guidance, Ameren Missouri recognized $5 million of revenues in the first quarter of 2018, $6 million of additional revenues in the fourth quarter of 2018, and $11 million of additional revenues in the first quarter of 2019 relating to the MEEIA 2016 performance incentive.
In December 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ended December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.
2018 Natural Gas Delivery Service Regulatory Rate Review
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service by approximately $4 million. The natural gas delivery service rate increase request was based on a 10.30% return on equity, a capital structure composed of 51.84% common equity, a rate base of $259 million, and a test year ended June 30, 2018, with certain pro-forma adjustments through the anticipated true-up date of May 31, 2019. In December 2018, the MoPSC issued an order approving a stipulation and agreement for an interim rate reduction of $2 million to reflect cost of service updates including the reduction in the federal corporate income tax rate and the amortization of excess deferred taxes as a result of the TCJA. The interim rate reduction became effective January 2, 2019, and will continue until new rates are approved by the MoPSC in this regulatory rate review.
Mark Twain Project Return on Equity Incentive Adder
In November 2018, the FERC issued an order approving a 50 basis point return on equity incentive adder for the Mark Twain project, effective as of February 14, 2018, based on the unique nature of risks involved in the project. This incentive adder is in addition to the current 50 basis point incentive adder for participation in an RTO and the total return on equity, inclusive of all incentive adders, is subject to the top of the zone of reasonableness. The impact to Ameren’s 2018 earnings was immaterial.

Illinois
IEIMA & FEJA
Under a formula ratemaking framework effective through 2022, Ameren Illinois’ electric distribution service rates are subject to an annual revenue requirement reconciliation to its actual recoverable costs and allowed return on equity. The formula ratemaking framework qualifies as an alternative revenue program under GAAP. Each year, Ameren Illinois records a regulatory asset or a regulatory liability and a corresponding increase or decrease to operating revenues for any differences between the revenue requirement reflected in customer rates for that year and its estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC. As of December 31, 2018, Ameren Illinois had recorded regulatory assets of $16 million and $54 million, including interest, to reflect its expected 2018 and its approved 2017 revenue requirement reconciliation adjustments, respectively. As of December 31, 2017, Ameren Illinois had recorded a $24 million regulatory asset to reflect its approved 2016 revenue requirement reconciliation adjustment, which was collected, with interest, from customers during 2018.
In November 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. This order reflected an increase to the annual formula rate based on 2017 actual costs and expected net plant additions for 2018, and an increase to include the 2017 revenue requirement reconciliation adjustment. It also included a decrease for the conclusion of the 2016 revenue requirement reconciliation adjustment, which was fully collected from customers in 2018, consistent with the ICC’s December 2017 annual update filing order.
The FEJA revised certain portions of the IEIMA, including extending the IEIMA formula ratemaking framework through 2022, and clarifying that a common equity ratio up to and including 50% is prudent. Beginning in 2017, the FEJA permitted Ameren Illinois to recover, within the following two years, its electric distribution revenue requirement for a given year, independent of actual sales volumes.
The FEJA allows Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at its weighted-average cost of capital, with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. In 2018, there were no performance-related basis point adjustments. In September 2017, the ICC issued an order approving Ameren Illinois’ implementation of the FEJA electric energy-efficiency savings targets and investments for 2018 through 2021. Ameren Illinois plans to invest approximately $100 million per year in electric energy-efficiency programs through 2023, consistent with targets established by the FEJA. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework.
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
2018 Natural Gas Delivery Service Regulatory Rate Review
In January 2018, Ameren Illinois filed a request with the ICC seeking approval to increase its annual rates for natural gas delivery service. In November 2018, the ICC issued an order approving a stipulation and agreement that resulted in an annual natural gas rate increase of $32 million, based on a 9.87% return on common equity, a capital structure composed of 50% common equity, and a rate base of $1.6 billion. This increase reflects the reduction in the federal statutory corporate income tax rate enacted under the TCJA, as well as the increase in the Illinois corporate income tax rate that became effective in July 2017, which collectively decreased annual rates by approximately $17 million. The new customer rates were effective in November 2018. As a result of this order, the rate base under the QIP rider was reset to zero. Ameren Illinois used a 2019 future test year in this proceeding.
Income Tax Regulatory Mechanisms
In February 2018, the ICC granted Ameren Illinois’ request, filed in January 2018, to establish a rider to reduce Ameren Illinois’ electric distribution customer rates for the effect of the reduction in the federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred taxes, net of the increase in state income taxes enacted in July 2017. Ameren Illinois' electric distribution customer rates were reduced as a result of the rider beginning in the first quarter of 2018. The estimated reduction of approximately $50 million per year will continue through 2019, as base rates will be adjusted to reflect the current income tax rates starting in 2020.
In April 2018, the ICC approved a rider for the difference between revenues billed under natural gas rates established pursuant to Ameren Illinois’ most recent natural gas rate order and the revenues that would have been billed had the state and federal tax rate changes discussed above been in effect. The rider required Ameren Illinois to record this difference as a regulatory liability beginning January 25, 2018. Ameren Illinois’ natural gas customer rates were reduced as a result of the rider beginning in May 2018. As base rates were updated with the November 2018 natural gas rate order discussed above, a reduction of approximately $15 million will be reflected in customer rates substantially over a one-year period.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to one line segment in the Illinois Rivers project. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. Upon appeal, in October 2018, the Illinois Supreme Court reversed the Illinois Circuit Court for Edgar County’s decision and remanded the case for further proceedings. In December 2018, the Illinois Supreme Court issued an order to stay its October 2018 ruling. In February 2019, the landowners filed an appeal with the United States Supreme Court. The October 2018 ruling is further stayed pending resolution of the appeal. Construction of the Illinois Rivers project is substantially complete. Delays associated with the condemnation proceedings or a rehearing arising from the Illinois Supreme Court’s ruling will delay the expected completion date to 2020, which is not expected to materially affect 2019 earnings. The estimated line segment capital expenditure investment is approximately $81 million, of which $38 million was invested as of December 31, 2018. The other eight line segments of the Illinois Rivers project are not affected by these proceedings.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued a final order in the November 2013 complaint case, which lowered the allowed base return on common equity to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, effective since September 2016. In 2017, Ameren and Ameren Illinois refunded $21 million and $17 million, respectively related to the November 2013 complaint case. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In the second quarter of 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in an unrelated case in which the FERC established the allowed base return on common equity methodology subsequently used in the two MISO complaint cases described above. In October 2018, the FERC issued an order addressing the remanded issues in an unrelated case. That order proposed a new methodology for determining the base return on equity and required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 final order, which required briefs from the participants to be filed in February 2019 regarding a new methodology for determining the base return on common equity and whether and how to apply the new methodology to the two MISO complaint cases. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases at this time. As the FERC is under no deadline to issue a final order, the timing of the issuance of the final order in the February 2015 complaint case, or any potential impact to the amounts refunded as a result of the September 2016 final order, is uncertain.
In September 2017, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a motion to dismiss the February 2015 complaint case with the FERC. The MISO transmission owners maintain that the February 2015 complaint was predicated on the now superseded 12.38% allowed base return on common equity and is therefore inapplicable given the current 10.32% allowed base return on common equity. The MISO transmission owners further maintain that the current 10.32% allowed base return on common equity has not been proven to be unjust and unreasonable based on information provided, including the base return on common equity methodology ranges set forth in the February 2015 complaint case and in the initial decision issued by an administrative law judge in June 2016. Additionally, the MISO transmission owners maintain that the February 2015 complaint should be dismissed because the approach utilized in the case to assert that a return on common equity was unjust and unreasonable was insufficient. That same approach was rejected by the United States Court of Appeals for the District of Columbia Circuit in an unrelated case, as discussed above. The FERC is under no deadline to issue an order on this motion.

As of December 31, 2018, Ameren and Ameren Illinois had recorded current regulatory liabilities of $44 million and $26 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed returns on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
FERC Federal Income Tax Proceeding and Formula Rate Change
In March 2018, the FERC granted a request filed in February 2018 by MISO transmission owners with forward-looking rate formulas, including Ameren Illinois and ATXI, to allow revisions to their 2018 electric transmission rates to reflect the effect of the reduction in federal income taxes enacted under the TCJA. Ameren Illinois and ATXI’s 2018 electric transmission rates were reduced by $27 million and $23 million, respectively.
In May 2018, the FERC accepted Ameren Illinois, and ATXI’s tariff filings to change the formula rate calculation. The change allows for the recovery or refund of both excess deferred taxes resulting from tax law or rate changes and the effect of permanent income tax differences and were reflected in Ameren Illinois’ and ATXI’s electric transmission rates starting in January 2019.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2018 and 2017:

	2018			2017
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered FAC(a)	$3	$—	$3	$47	$—	$47
Under-recovered PGA(b)	—	7	7	1	13	14
MTM derivative losses(c)	19	197	216	12	217	229
IEIMA revenue requirement reconciliation adjustment(d)(e)	—	70	70	—	78	78
FERC revenue requirement reconciliation adjustment(f)	—	16	30	—	25	37
Under-recovered VBA rider(g)	—	—	—	—	15	15
Pension and postretirement benefit costs(h)	103	149	252	84	215	299
Income taxes(i)	119	68	185	139	56	197
Callaway costs(e)(j)	22	—	22	25	—	25
Unamortized loss on reacquired debt(k)	58	40	98	61	49	110
Environmental cost riders(l)	—	148	148	—	173	173
Storm costs(e)(m)	—	13	13	—	10	10
Demand-side costs before the MEEIA implementation(e)(n)	5	—	5	11	—	11
Workers’ compensation claims(o)	4	7	11	5	7	12
Construction accounting for pollution control equipment(e)(p)	16	—	16	18	—	18
Solar rebate program(e)(q)	14	—	14	31	—	31
FEJA energy-efficiency riders(e)(r)	—	136	136	—	41	41
Other	17	18	35	17	10	27
Total regulatory assets	$380	$869	$1,261	$451	$909	$1,374
Less: current regulatory assets	(14)	(110)	(134)	(56)	(87)	(144)
Noncurrent regulatory assets	$366	$759	$1,127	$395	$822	$1,230
Regulatory liabilities:
Over-recovered FAC(a)	$34	$—	$34	$4	$—	$4
Over-recovered Illinois electric power costs(b)	—	12	12	—	16	16
Over-recovered PGA(b)	7	3	10	—	1	1
Over-recovered VBA rider(g)	—	8	8	—	—	—
MTM derivative gains(c)	5	3	8	16	—	16
FERC revenue requirement reconciliation adjustment(f)	—	17	19	—	—	—
Energy-efficiency riders(s)	19	3	22	2	40	42
Estimated refund for FERC complaint case(t)	—	26	44	—	25	42
Income taxes(i)	1,484	843	2,413	1,392	842	2,323
Asset removal costs(u)	1,027	774	1,811	995	725	1,725
AROs(v)	175	—	175	223	—	223
Pension and postretirement benefit costs tracker(w)	43	—	43	35	—	35
Renewable energy credits and zero emission credits(x)	—	102	102	—	58	58
Excess income taxes collected in 2018(y)	60	—	60	—	—	—
Other	13	12	25	16	14	30
Total regulatory liabilities	$2,867	$1,803	$4,786	$2,683	$1,721	$4,515
Less: current regulatory liabilities	(68)	(62)	(149)	(19)	(92)	$(128)
Noncurrent regulatory liabilities	$2,799	$1,741	$4,637	$2,664	$1,629	$4,387

(a)
Under-recovered or over-recovered fuel costs to be recovered or refunded through the FAC. Specific accumulation periods aggregate the under-recovered or over-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from, or refund to, customers that occurs over the next eight months.

(b)	Under-recovered or over-recovered costs from utility customers. Amounts will be recovered from, or refunded to, customers within one year of the deferral.

(c)	Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.

(d)
The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Any under-recovery or over-recovery will be recovered from, or refunded to, customers with interest within two years.

(e)	These assets earn a return.

(f)
Ameren Illinois’ and ATXI’s annual revenue requirement reconciliation calculated pursuant to the FERC’s electric transmission formula ratemaking framework. Any under-recovery or over-recovery will be recovered from, or refunded to, customers within two years.

(g)
Under-recovered or over-recovered natural gas revenue caused by sales volume deviations from weather normalized sales approved by the ICC in rate regulatory reviews. Each year’s amount will be recovered from, or refunded to, customers from April through December of the following year.

(h)
These costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.

(i)
The regulatory assets represent deferred income taxes that will be recovered from customers related to the equity component of allowance for funds used during construction and the effects of tax rate changes from the TCJA and the increased income tax rate in Illinois. The regulatory liabilities represent deferred income taxes that will be refunded to customers related to depreciation differences, other tax liabilities, and the unamortized portion of investment tax credits recorded at rates in excess of current statutory rates. Amounts associated with the equity component of allowance for funds used during construction, and the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. The amortization periods for depreciation differences are determined in rate orders by the applicable regulators and range from 7 to 60 years. See Note 12 – Income Taxes for amounts related to the revaluation of deferred income taxes under the TCJA.

(j)
Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the original remaining life of the energy center.

(k)	Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.

(l)
The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 14 – Commitments and Contingencies for additional information.

(m)	Storm costs from 2015, 2016, and 2018 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.

(n)
Demand-side costs incurred prior to implementation of the MEEIA in 2013, including the costs of developing, implementing, and evaluating customer energy-efficiency and demand response programs. The MoPSC’s March 2017 electric rate order modified certain amortization periods for these costs. Costs incurred from May 2008 through September 2008, and from January 2010 through July 2012, are being amortized over a two-year period that began in April 2017. Costs incurred from October 2008 through December 2009 are no longer being amortized as of April 2017, and a new amortization period for these costs will be determined in a future regulatory rate review. Costs incurred from August 2012 through December 2012 are being amortized over a six-year period that began in June 2015.

(o)	The period of recovery will depend on the timing of actual expenditures.

(p)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux energy center, currently through 2033.

(q)
Costs associated with Ameren Missouri’s solar rebate program to fulfill its renewable energy requirements. Costs incurred from 2010 to 2014 are being amortized over a two-year period that began in April 2017 as modified per the MoPSC’s March 2017 electric rate order. Costs incurred from 2015 to 2016 are being amortized over a three-year period that began in April 2017.

(r)
Electric energy-efficiency program investment deferrals which earn a return at Ameren Illinois’ weighted-average cost of capital with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from 8 to 12 years.

(s)
The Ameren Missouri balance relates to the MEEIA. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any annual difference in the actual amounts incurred and the amounts collected from customers for the MEEIA program costs, lost electric margins, and the performance incentive. Under the MEEIA rider, collections from or refunds to customers occur one year after the program costs, and lost electric margins are incurred or any performance incentive are earned. The Ameren Illinois balance relates to a regulatory tracking mechanism to recover its electric pre-FEJA costs and natural gas costs associated with developing, implementing, and evaluating customer energy efficiency and demand response programs. Any under-recovery or over-recovery will be collected from, or refunded to, customers over the year following the plan year.

(t)	Estimated refunds to transmission customers related to the February 2015 FERC complaint case discussed above.

(u)	Estimated funds collected for the eventual dismantling and removal of plant retired from service, net of salvage value.

(v)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.

(w)
A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. For costs incurred prior to August 2012, the amounts are being amortized over a two-year period that began in April 2017 as modified per the MoPSC’s March 2017 electric rate order. For costs incurred between August 2012 and December 2014, the MoPSC’s May 2015 electric rate order directed the amortization period to occur over a five-year period that began in June 2015. For costs incurred between January 2015 and December 2016, the MoPSC’s March 2017 electric rate order directed the amortization period to occur over a five-year period that began in April 2017. For costs incurred after December 2016, the amortization period will be determined in a future electric regulatory rate review.

(x)	Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased.

(y)
The excess amount collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the next regulatory rate review.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents property, plant, and equipment, net, for each of the Ameren Companies at December 31, 2018 and 2017:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2018
Property, plant, and equipment at original cost:(b)
Electric generation	$11,432	$—	$—	$11,432
Electric distribution	5,989	5,970	—	11,959
Electric transmission	1,277	2,647	1,385	5,309
Natural gas	500	2,701	—	3,201
Other(c)	1,008	863	230	2,101
	20,206	12,181	1,615	34,002
Less: Accumulated depreciation and amortization	8,726	3,294	253	12,273
	11,480	8,887	1,362	21,729
Construction work in progress:
Nuclear fuel in process	217	—	—	217
Other	406	311	147	864
Property, plant, and equipment, net	$12,103	$9,198	$1,509	$22,810
2017
Property, plant, and equipment at original cost:(b)
Electric generation	$11,132	$—	$—	$11,132
Electric distribution	5,766	5,649	—	11,415
Electric transmission	1,201	2,298	1,167	4,666
Natural gas	474	2,419	—	2,893
Other(c)	922	757	242	1,921
	19,495	11,123	1,409	32,027
Less: Accumulated depreciation and amortization	8,305	3,082	246	11,633
	11,190	8,041	1,163	20,394
Construction work in progress:
Nuclear fuel in process	148	—	—	148
Other	413	252	259	924
Property, plant, and equipment, net	$11,751	$8,293	$1,422	$21,466

(a)
Amounts in Ameren and Ameren Missouri include two CTs under separate agreements. The gross cumulative asset value of those agreements was $235 million and $233 million at December 31, 2018 and 2017, respectively. The total accumulated depreciation associated with the two CTs was $89 million and $83 million at December 31, 2018 and 2017, respectively. See Note 5 – Long-term Debt and Equity Financings for additional information on these agreements.

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
Capitalized software costs are classified within “Property, Plant, and Equipment, Net” on the balance sheet and are amortized on a straight-line basis over the expected period of benefit, ranging from 5 to 10 years. The following table presents the amortization expense of capitalized software, the gross carrying value of capitalized software, and the related accumulated amortization by year:

	Amortization Expense(a)			Gross Carrying Value		Accumulated Amortization
	2018	2017	2016	2018	2017	2018	2017
Ameren	$71	$58	$52	$734	$655	$(514)	$(466)
Ameren Missouri	24	20	17	223	191	(125)	(107)
Ameren Illinois	44	36	33	297	241	(183)	(146)

(a)	As of December 31, 2018, the estimated amortization expense of capitalized software for each of the five succeeding years is not expected to differ materially from the current year expense.

The following table provides accrued capital and nuclear fuel expenditures at December 31, 2018, 2017, and 2016, which represent noncash investing activity excluded from the accompanying statements of cash flows:

	Ameren	Ameren Missouri	Ameren Illinois
Accrued capital expenditures:
2018	$272	$121	$138
2017	361	159	175
2016	251	116	87
Accrued nuclear fuel expenditures:
2018	$20	$20	$—
2017	10	10	—
2016	20	20	—
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Credit Agreements
In December 2018, the Credit Agreements, which were scheduled to mature in December 2021, were extended and now mature in December 2022. The Credit Agreements provide $2.1 billion of credit cumulatively through maturity. The maturity date may be extended for an additional one-year period upon mutual consent of the borrowers and lenders. Credit available under the agreements is provided by a group of 22 international, national, and regional lenders, with no single lender providing more than $118 million of credit in aggregate.

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
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits. As of December 31, 2018, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.5 billion.

Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the Credit Agreements for the years ended December 31, 2018 and 2017.
Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the years ended December 31, 2018 and 2017:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2018
Average daily commercial paper outstanding	$410	$61	$108	$579
Outstanding borrowings at period-end	470	55	72	597
Weighted-average interest rate	2.31%	1.94%	2.26%	2.26%
Peak outstanding commercial paper during period(a)	$543	$481	$442	$1,295
Peak interest rate	3.10%	2.80%	2.85%	3.10%
2017
Average daily commercial paper outstanding	$573	$5	$90	$668
Outstanding borrowings at period-end	383	39	62	484
Weighted-average interest rate	1.30%	1.24%	1.35%	1.31%
Peak outstanding commercial paper during period(a)	$841	$64	$469	$948
Peak interest rate	1.90%	1.78%	2.00%	2.00%

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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2018, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 53%, 47%, and 48%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
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
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2018.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2018, was 2.10% (2017 – 1.19%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by the Ameren Companies for the years ended December 31, 2018, 2017, and 2016.
NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, for the Ameren Companies as of December 31, 2018 and 2017:

	2018	2017
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$350	$350
3.65% Senior unsecured notes due 2026	350	350
Total long-term debt, gross	700	700
Less: Unamortized debt issuance costs	(3)	(4)
Long-term debt, net	$697	$696
Ameren Missouri:
Bonds and notes:
6.00% Senior secured notes due 2018(a)	—	179
5.10% Senior secured notes due 2018(a)	—	199
6.70% Senior secured notes due 2019(a)(b)	329	329
5.10% Senior secured notes due 2019(a)	244	244
5.00% Senior secured notes due 2020(a)	85	85
1992 Series bonds due 2022(c)(d)	47	47
3.50% Senior secured notes due 2024(a)	350	350
2.95% Senior secured notes due 2027(a)	400	400
5.45% First mortgage bonds due 2028(e)	(e)	(e)
1998 Series A bonds due 2033(c)(d)	60	60
1998 Series B bonds due 2033(c)(d)	50	50
1998 Series C bonds due 2033(c)(d)	50	50
5.50% Senior secured notes due 2034(a)	184	184
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(b)	350	350
3.90% Senior secured notes due 2042(a)(b)	485	485
3.65% Senior secured notes due 2045(a)	400	400
4.00% First mortgage bonds due 2048(f)	425	—
Finance obligations:
City of Bowling Green agreement (Peno Creek CT) due 2022(g)	30	36
Audrain County agreement (Audrain County CT) due 2023(g)	240	240
Total long-term debt, gross	4,029	3,988
Less: Unamortized discount and premium	(9)	(7)
Less: Unamortized debt issuance costs	(22)	(20)
Less: Maturities due within one year	(580)	(384)
Long-term debt, net	$3,418	$3,577

	2018	2017
Ameren Illinois:
Bonds and notes:
6.25% Senior secured notes due 2018(h)	—	144
9.75% Senior secured notes due 2018(h)	—	313
2.70% Senior secured notes due 2022(h)(i)	400	400
5.90% First mortgage bonds due 2023(j)	(j)	(j)
5.70% First mortgage bonds due 2024(k)	(k)	(k)
3.25% Senior secured notes due 2025(h)	300	300
6.125% Senior secured notes due 2028(h)	60	60
1993 Series B-1 Senior unsecured notes due 2028(d)	17	17
3.80% First mortgage bonds due 2028(l)	430	—
6.70% Senior secured notes due 2036(h)	61	61
6.70% Senior secured notes due 2036(m)	42	42
4.80% Senior secured notes due 2043(h)	280	280
4.30% Senior secured notes due 2044(h)	250	250
4.15% Senior secured notes due 2046(h)	490	490
3.70% First mortgage bonds due 2047(l)	500	500
4.50% First mortgage bonds due 2049(l)	500	—
Total long-term debt, gross	3,330	2,857
Less: Unamortized discount and premium	(3)	(3)
Less: Unamortized debt issuance costs	(31)	(24)
Less: Maturities due within one year	—	(457)
Long-term debt, net	$3,296	$2,373
ATXI:
3.43% Senior notes due 2050(n)	$450	$450
Total long-term debt, gross	450	450
Less: Unamortized debt issuance costs	(2)	(2)
Long-term debt, net	$448	$448
Ameren consolidated long-term debt, net	$7,859	$7,094

(a)
These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2048 maturity of the 4.00% first mortgage bonds and the restrictions preventing a release date to occur that are attached to certain senior secured notes described in footnote (b) below, Ameren Missouri does not expect the first mortgage lien protection associated with these notes to fall away.

(b)
Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 6.70% senior secured notes due 2019 and 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.

(c)
These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri’s senior secured notes. The bonds are also backed by an insurance guarantee policy.

(d)
The interest rates and the periods during which such rates apply vary depending on our selection of defined rate modes. Maximum interest rates could reach 18%, depending on the series of bonds. The average interest rates for 2018 and 2017 were as follows:

	2018	2017
Ameren Missouri 1992 Series due 2022	2.37%	1.43%
Ameren Missouri 1998 Series A due 2033	2.76%	1.77%
Ameren Missouri 1998 Series B due 2033	2.79%	1.75%
Ameren Missouri 1998 Series C due 2033	2.83%	1.73%
Ameren Illinois 1993 Series B-1 due 2028	1.58%	1.08%

(e)
These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage bond indenture. They are secured by substantially all Ameren Missouri property and franchises. Less than $1 million principal amount of the bonds remain outstanding.

(f)	These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri bond indenture. They are secured by substantially all Ameren Missouri property and franchises.

(g)
Payments due related to these financing obligations are paid to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the city/county and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the agreements are equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. The balance of both the financing obligations and the related investments in debt securities, recorded in "Other Assets," was $270 million and $276 million, respectively, as of December 31, 2018 and 2017.

(h)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under its 1992 mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2049 maturity date of the 4.50% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.

(i)	Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur.

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

(l)	These bonds are first mortgage bonds issued by Ameren Illinois under its 1992 mortgage indenture. They are secured by substantially all property of the former IP and CIPS.

(m)
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

(n)	The following table presents the principal maturities schedule for the 3.43% senior notes due 2050:

Payment Date	Principal Payment
August 2022	$49.5
August 2024	49.5
August 2027	49.5
August 2030	49.5
August 2032	49.5
August 2038	49.5
August 2043	76.5
August 2050	76.5
Total	$450.0
The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2018:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated
2019	$—	$580	$—	$—	$580
2020	350	92	—	—	442
2021	—	8	—	—	8
2022	—	55	400	50	505
2023	—	240	—	—	240
Thereafter	350	3,054	2,930	400	6,734
Total	$700	$4,029	$3,330	$450	$8,509

(a)
Excludes unamortized discount, unamortized premium, and debt issuance costs of $3 million, $31 million, $34 million and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois and ATXI, respectively.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2018 and 2017:

		Redemption Price (per share)		2018	2017
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
In 2018, Ameren issued a total of 1.2 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $74 million. In addition, in 2018, Ameren issued 0.7 million shares of common stock valued at $35 million upon the vesting of stock-based compensation. Ameren did not issue any common stock in 2017 or 2016.
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
Ameren filed a Form S-3 registration statement with the SEC in May 2017, authorizing the offering of 6 million additional shares of its common stock under the DRPlus, which expires in 2020. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions. As of December 31, 2018 and 2017, the DRPlus participant funds of $1 million and $8 million, respectively, were reflected on Ameren’s consolidated balance sheets in “Other current assets.”

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
In November 2018, Ameren Illinois issued $500 million of 4.50% first mortgage bonds due March 2049, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2019. Ameren Illinois received proceeds of $495 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $313 million of its 9.75% senior secured notes that matured November 15, 2018.
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
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2018, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	5.5	$4,688		>2.5	140.8	$3,153
Ameren Illinois	>2.0	6.9	4,234	(d)	>1.5	3.2	203	(e)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $2,006 million and $985 million at Ameren Missouri and Ameren Illinois, respectively.

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
Ameren Missouri and Ameren Illinois and certain other nonregistrant Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, Ameren Illinois and ATXI may not pay any dividend on their respective stock unless, among other things, their respective earnings and earned surplus are sufficient to declare and pay a dividend after provisions are made for reasonable and proper reserves, or unless Ameren Illinois or ATXI has specific authorization from the ICC.
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2018, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 51%.
ATXI’s note purchase agreement includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2018, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2018, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2018, 2017, and 2016:

	2018		2017	2016
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$36		$24	$27
Interest income on industrial development revenue bonds	26		26	27
Other interest income	7		8	13
Non-service cost components of net periodic benefit income	70	(a)	44	56
Other income	8		5	10
Donations	(33)		(8)	(16)
Other expense	(12)		(13)	(16)
Total Other Income, Net	$102		$86	$101
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$27		$21	$23
Interest income on industrial development revenue bonds	26		26	27
Other interest income	2		1	1
Non-service cost components of net periodic benefit income	17	(a)	22	18
Other income	4		3	3
Donations	(14)		(2)	(4)
Other expense	(6)		(6)	(6)
Total Other Income, Net	$56		$65	$62
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$9		$3	$4
Interest income	6		7	12
Non-service cost components of net periodic benefit income	34		10	24
Other income	3		2	6
Donations	(6)		(5)	(6)
Other expense	(4)		(5)	(6)
Total Other Income, Net	$42		$12	$34
.

(a)
For the year ended December 31, 2018, the non-service cost components of net periodic benefit income were partially offset by a $17 million deferral due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

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

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2018 and 2017. As of December 31, 2018, these contracts extended through October 2021, March 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions)
	2018			2017
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	66	—	66	28	—	28
Natural gas (in mmbtu)	19	154	173	24	139	163
Power (in megawatthours)	1	8	9	3	9	12

(a)	Consists of ultra-low-sulfur diesel products.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2018 and 2017, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2018 and 2017:

		2018			2017
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$3	$—	$3	$5	$—	$5
	Other assets	5	—	5	2	—	2
Natural gas	Other current assets	—	1	1	—	—	—
	Other assets	—	2	2	1	—	1
Power	Other current assets	4	—	4	9	—	9
	Total assets	$12	$3	$15	$17	$—	$17
Fuel oils	Other current liabilities	$4	$—	$4	$—	$—	$—
	Other deferred credits and liabilities	9	—	9	—	—	—
Natural gas	Other current liabilities	4	8	12	5	12	17
	Other deferred credits and liabilities	1	6	7	3	10	13
Power	Other current liabilities	4	14	18	1	13	14
	Other deferred credits and liabilities	—	169	169	—	182	182
	Total liabilities	$22	$197	$219	$9	$217	$226
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
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2018 and 2017.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of December 31, 2018, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on December 31, 2018, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$76	$4	$64
Ameren Illinois	37	—	30
Ameren	$113	$4	$94

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
Level 1 (quoted prices in active markets for identical assets or liabilities): Inputs based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities are primarily exchange-traded derivatives and assets, including cash and cash equivalents and listed equity securities.
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
Level 2 (significant other observable inputs): Market-based inputs corroborated by third-party brokers or exchanges based on transacted market data. Level 2 assets and liabilities include certain assets held in Ameren Missouri’s nuclear decommissioning trust fund, including United States Treasury and agency securities, corporate bonds and other fixed-income securities, and certain over-the-counter derivative instruments, including natural gas and financial power transactions.
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
Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the bid/ask spreads to the midpoints. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoints. The value of natural gas derivative contracts is based upon exchange closing prices without significant unobservable adjustments. The value of power derivative contracts is based upon exchange closing prices or the use of multiple forward prices provided by third parties. The prices are averaged and shaped to a monthly profile when needed without significant unobservable adjustments.
Level 3 (significant other unobservable inputs): Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued by internally developed models and assumptions or methodologies that use significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets, where pricing is largely unobservable. We value Level 3 instruments by using pricing models with inputs that are often unobservable in the market, such as certain internal assumptions, quotes or prices from outside sources not supported by a liquid market, or escalation rates. Our development and corroboration process entails reasonableness reviews and an evaluation of all sources to identify any anomalies or potential errors.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing, as well as any potential credit enhancements, into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2018, 2017, or 2016. At December 31, 2018 and 2017, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren
Derivative assets – commodity contracts(a):
Fuel oils	$1	$—	$7	$8		$4	$—	$3	$7
Natural gas	—	2	1	3		—	—	1	1
Power	—	1	3	4		—	1	8	9
Total derivative assets – commodity contracts	$1	$3	$11	$15		$4	$1	$12	$17
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$427	$—	$—	$427		$468	$—	$—	$468
Debt securities:
U.S. Treasury and agency securities	—	148	—	148		—	125	—	125
Corporate bonds	—	72	—	72		—	82	—	82
Other	—	32	—	32		—	25	—	25
Total nuclear decommissioning trust fund	$427	$252	$—	$679	(b)	$468	$232	$—	$700	(b)
Total Ameren	$428	$255	$11	$694		$472	$233	$12	$717
Ameren Missouri
Derivative assets – commodity contracts(a):
Fuel oils	$1	$—	$7	$8		$4	$—	$3	$7
Natural gas	—	—	—	—		—	—	1	1
Power	—	1	3	4		—	1	8	9
Total derivative assets – commodity contracts	$1	$1	$10	$12		$4	$1	$12	$17
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$427	$—	$—	$427		$468	$—	$—	$468
Debt securities:
U.S. Treasury and agency securities	—	148	—	148		—	125	—	125
Corporate bonds	—	72	—	72		—	82	—	82
Other	—	32	—	32		—	25	—	25
Total nuclear decommissioning trust fund	$427	$252	$—	$679	(b)	$468	$232	$—	$700	(b)
Total Ameren Missouri	$428	$253	$10	$691		$472	$233	$12	$717
Ameren Illinois
Derivative assets – commodity contracts(a):
Natural gas	$—	$2	$1	$3		$—	$—	$—	$—
Liabilities:
Ameren
Derivative liabilities – commodity contracts(a):
Fuel oils	$2	$—	$11	$13		$—	$—	$—	$—
Natural gas	—	15	4	19		1	25	4	30
Power	—	1	186	187		—	—	196	196
Total Ameren	$2	$16	$201	$219		$1	$25	$200	$226
Ameren Missouri
Derivative liabilities – commodity contracts(a):
Fuel oils	$2	$—	$11	$13		$—	$—	$—	$—
Natural gas	—	5	—	5		—	7	1	8
Power	—	1	3	4		—	—	1	1
Total Ameren Missouri	$2	$6	$14	$22		$—	$7	$2	$9
Ameren Illinois
Derivative liabilities – commodity contracts(a):
Natural gas	$—	$10	$4	$14		$1	$18	$3	$22
Power	—	—	183	183		—	—	195	195
Total Ameren Illinois	$—	$10	$187	$197		$1	$18	$198	$217

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)	Balance excludes $5 million and $4 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2018 and 2017, respectively.

See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2018 and 2017.
Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	2018			2017
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$7	$(195)	$(188)	$7	$(185)	$(178)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(6)	—	(6)	(4)	(21)	(25)
Purchases	5	—	5	14	—	14
Sales	—	—	—	1	—	1
Settlements	(5)	12	7	(11)	11	—
Transfers out of Level 3	(1)	—	(1)	—	—	—
Ending balance at December 31	$—	$(183)	$(183)	$7	$(195)	$(188)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	$(1)	$(2)	$(3)	$—	$(22)	$(22)
Transfers into or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level, but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3, but were recategorized to a higher level because the lowest significant input became observable during the period. For the years ended December 31, 2018 and 2017, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2018 and 2017:

		Fair Value(a)					Weighted
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
2018	Power(b)	$3	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(c)	23 – 39	28
					Nodal basis($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(c)	3 – 4	3
					Escalation rate(%)(c)(d)	4 – 5	4
2017	Power(b)	$8	$(196)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)(c)	24 – 46	28
					Nodal basis($/MWh)(c)	(10) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)(c)	3 – 4	3
					Escalation rate(%)(c)(d)	5	5
(a)The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022 and 2021 for December 31, 2018 and 2017, respectively. Valuations beyond 2022 and 2021 for December 31, 2018 and 2017, respectively, use fundamentally modeled pricing by month for peak and off-peak demand.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(d)	Escalation rate applies to power prices in 2031 and beyond.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2018 and 2017:

	December 31, 2018
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$107		$107	$—	$—		$107
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	597		—	597	—		597
Long-term debt (including current portion)(a)	8,439	(b)	—	8,240	429	(c)	8,669
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	3,998	(b)	—	4,156	—		4,156
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$80		$80	$—	$—		$80
Short-term debt	72		—	72	—		72
Long-term debt (including current portion)	3,296	(b)	—	3,391	—		3,391
	December 31, 2017
Ameren:
Cash, cash equivalents, and restricted cash	$68		$68	$—	$—		$68
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	484		—	484	—		484
Long-term debt (including current portion)(a)	7,935	(b)	—	8,531	—		8,531
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in held-to-maturity debt securities(a)	276		—	276	—		276
Short-term debt	39		—	39	—		39
Long-term debt (including current portion)(a)	3,961	(b)	—	4,348	—		4,348
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$41		$41	$—	$—		$41
Short-term debt	62		—	62	—		62
Long-term debt (including current portion)	2,830	(b)	—	3,028	—		3,028

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of December 31, 2018 and 2017, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $58 million, $22 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2018. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $50 million, $20 million, and $24 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2017.

(c)
The Level 3 fair value amount consists of ATXI’s senior unsecured notes. In the first quarter of 2018, the amount was transferred to Level 3 because inputs to the valuation model became unobservable during the period.

NOTE 9 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. As required by the NWPA, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE has failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $11 million, $3 million, and $24 million in 2018, 2017, and 2016, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operations of the energy center.

Decommissioning
Electric rates charged to customers provide for the recovery of the Callaway energy center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway energy center’s decommissioning. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. An updated cost study and funding analysis was filed with the MoPSC in September 2017 and reflected within the ARO. In January 2018, the MoPSC approved no change in electric rates for decommissioning costs consistent with Ameren Missouri’s updated cost study and funding analysis.
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
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2018 and 2017. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Proceeds from sales and maturities	$299	$305	$304
Gross realized gains	18	13	7
Gross realized losses	5	5	4
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
The following table presents the costs and fair values of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2018 and 2017:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2018
Debt securities	$253	$3	$4	$252
Equity securities	162	277	12	427
Cash and cash equivalents	3	—	—	3
Other(a)	2	—	—	2
Total	$420	$280	$16	$684
2017
Debt securities	$228	$5	$1	$232
Equity securities	155	318	5	468
Cash and cash equivalents	2	—	—	2
Other(a)	2	—	—	2
Total	$387	$323	$6	$704

(a)	Represents net receivables and payables relating to pending security sales, interest, and security purchases.

The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2018:

	Cost	Fair Value
Less than 5 years	$140	$140
5 years to 10 years	48	47
Due after 10 years	65	65
Total	$253	$252
There are unrealized losses relating to certain available-for-sale investments included in the nuclear decommissioning trust fund, deferred within the regulatory liability as discussed above. Decommissioning will not occur until Ameren Missouri’s nuclear energy center is retired. The Callaway energy center’s operating license expires in 2044.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2018. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2018.

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
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $481 million and $551 million as of December 31, 2018 and 2017, respectively. These net liabilities are recorded in “Other current liabilities,” “Pension and other postretirement benefits,” and “Other assets” on Ameren’s consolidated balance sheet. The decrease in the unfunded obligation during 2018 was the result of a 75 basis point increase in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation offset by a decrease in the return on plan assets of the pension and postretirement trusts. The decrease in the unfunded obligation also resulted in a decrease to “Regulatory assets” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2018 and 2017:

	2018	2017
Ameren(a)	$481	$551
Ameren Missouri	229	215
Ameren Illinois(a)	120	213

(a)	Assets associated with other postretirement benefits are recorded in “Other assets” on the balance sheet.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2018 and 2017. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2018 and 2017, that have not been recognized in net periodic benefit costs.

	2018			2017
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$4,258	$	(a)	$4,577	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,827		$1,240	$4,518		$1,170
Service cost	100		21	93		21
Interest cost	169		40	179		47
Plan amendments	—		(49)	—		—
Participant contributions	—		9	—		8
Actuarial (gain) loss	(401)		(163)	255		53
Benefits paid	(236)		(64)	(218)		(59)
Net benefit obligation at end of year	4,459		1,034	4,827		1,240
Change in plan assets:
Fair value of plan assets at beginning of year	4,293		1,223	3,813		1,101
Actual return on plan assets	(218)		(57)	634		171
Employer contributions	60		2	64		2
Participant contributions	—		9	—		8
Benefits paid	(236)		(64)	(218)		(59)
Fair value of plan assets at end of year	3,899		1,113	4,293		1,223
Funded status – deficiency (surplus)	560		(79)	534		17
Accrued benefit cost (asset) at December 31	$560		$(79)	$534		$17
Amounts recognized in the balance sheet consist of:
Noncurrent asset(b)	$—		$(79)	$—		$—
Current liability(c)	2		—	3		3
Noncurrent liability	558		—	531		14
Net liability (asset) recognized	$560		$(79)	$534		$17
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$393		$(91)	$374		$(69)
Prior service credit	(2)		(48)	(3)		(3)
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial loss	35		3	30		2
Total	$426		$(136)	$401		$(70)

(a)	Not applicable.

(b)	Included in “Other assets” on Ameren’s consolidated balance sheet.

(c)	Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate at measurement date	4.25%	3.50%	4.25%	3.50%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of nearly 600 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In addition, during 2018, Ameren adopted the Society of Actuaries 2018 Mortality Improvement

Scale. The updated scale assumes a lower rate of mortality improvement as compared to the 2017 Mortality Improvement Scale that Ameren used in 2017, resulting in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2018, its investment performance in 2018, and its pension funding policy, Ameren expects to make annual contributions of approximately $20 million to $70 million in each of the next five years, with aggregate estimated contributions of $200 million. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2018, 2017, and 2016:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Ameren Missouri	$18	$19	$21	$1	$1	$1
Ameren Illinois	35	37	30	1	1	1
Other	7	8	6	—	—	—
Ameren	$60	$64	$57	$2	$2	$2
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 7.00% in 2019. No plan assets are expected to be returned to Ameren during 2019.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value), and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2019 and our pension and postretirement plans’ asset categories as of December 31, 2018 and 2017:

Asset Category	Target Allocation 2019	Percentage of Plan Assets at December 31,
		2018	2017
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	1%
Equity securities:
U.S. large-capitalization	21% – 31%	24%	34%
U.S. small- and mid-capitalization	3% – 13%	7%	9%
International	9% – 19%	13%	14%
Global	3% – 13%	8%	—%
Total equity	51% – 61%	52%	57%
Debt securities	35% – 45%	42%	37%
Real estate	0% – 9%	5%	5%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	2%	2%
Equity securities:
U.S. large-capitalization	34% – 44%	40%	41%
U.S. small- and mid-capitalization	2% – 12%	7%	8%
International	9% – 19%	13%	14%
Total equity	55% – 65%	60%	63%
Debt securities	33% – 43%	38%	35%
Total		100%	100%

(a)	Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, global, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed-income vehicles. Debt security investments in high-yield securities and non-United-States-dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. Additionally, Ameren’s investment committee allows investment managers to use derivatives, such as index futures, foreign exchange futures, and options, in certain situations to increase or to reduce market exposure in an efficient and timely manner.
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2018. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value as of December 31, 2018:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$41	$41
Equity securities:
U.S. large-capitalization	—	—	—	955	955
U.S. small- and mid-capitalization	272	—	—	—	272
International	224	—	—	298	522
Global	—	—	—	321	321
Debt securities:
Corporate bonds	—	701	—	19	720
Municipal bonds	—	87	—	—	87
U.S. Treasury and agency securities	—	891	—	—	891
Other	1	11	—	—	12
Real estate	—	—	—	202	202
Private equity	—	—	—	3	3
Total	$497	$1,690	$—	$1,839	$4,026
Less: Medical benefit assets at December 31(a)					(144)
Plus: Net receivables at December 31(b)					17
Fair value of pension plans’ assets at December 31					$3,899

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value as of December 31, 2017:

	Quoted Prices in Active Markets for Identified Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$25	$25
Equity securities:
U.S. large-capitalization	—	—	—	1,523	1,523
U.S. small- and mid-capitalization	379	—	—	—	379
International	179	—	—	450	629
Debt securities:
Corporate bonds	—	726	—	15	741
Municipal bonds	—	91	—	—	91
U.S. Treasury and agency securities	8	816	—	—	824
Other	—	7	—	—	7
Real estate	—	—	—	196	196
Private equity	—	—	—	4	4
Total	$566	$1,640	$—	$2,213	$4,419
Less: Medical benefit assets at December 31(a)					(153)
Plus: Net receivables at December 31(b)					27
Fair value of pension plans’ assets at December 31					$4,293

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value as of December 31, 2018:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$32	$—	$—	$—	$32
Equity securities:
U.S. large-capitalization	297	—	—	89	386
U.S. small- and mid-capitalization	63	—	—	—	63
International	45	—	—	84	129
Other	—	12	—	—	12
Debt securities:
Corporate bonds	—	144	—	—	144
Municipal bonds	—	107	—	—	107
U.S. Treasury and agency securities	—	62	—	—	62
Other	—	7	—	34	41
Total	$437	$332	$—	$207	$976
Plus: Medical benefit assets at December 31(a)					144
Less: Net payables at December 31(b)					(7)
Fair value of postretirement benefit plans’ assets at December 31					$1,113

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value as of December 31, 2017:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$44	$—	$—	$—	$44
Equity securities:
U.S. large-capitalization	332	—	—	110	442
U.S. small- and mid-capitalization	80	—	—	—	80
International	53	—	—	101	154
Other	—	8	—	—	8
Debt securities:
Corporate bonds	—	144	—	—	144
Municipal bonds	—	110	—	—	110
U.S. Treasury and agency securities	—	76	—	—	76
Other	—	4	—	34	38
Total	$509	$342	$—	$245	$1,096
Plus: Medical benefit assets at December 31(a)					153
Less: Net payables at December 31(b)					(26)
Fair value of postretirement benefit plans’ assets at December 31					$1,223

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending security purchases, offset by interest receivables and receivables related to pending security sales.
Net Periodic Benefit Cost
In March 2017, the FASB issued authoritative guidance that requires an entity to report, including on a retrospective basis, the non-service cost or income components of net periodic benefit cost separately from the service cost component and outside of operating income. The Ameren Companies adopted this guidance, effective January 1, 2018, and as a result, $44 million, $22 million, and $10 million of net benefit income has been retrospectively reclassified from “Operating Expenses – Other operations and maintenance” to “Other Income, Net” on Ameren's, Ameren Missouri’s, and Ameren Illinois’ respective statements of income for the year ended December 31, 2017. Net benefit income of $56 million, $18 million, and $24 million has been similarly retrospectively reclassified on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ respective statements of income for the year ended December 31, 2016.

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
The following table presents the components of the net periodic benefit cost of Ameren’s pension and postretirement benefit plans during 2018, 2017, and 2016:

	Pension Benefits	Postretirement Benefits
2018
Service cost(a)	$100	$21
Non-service cost components:
Interest cost	169	40
Expected return on plan assets	(276)	(77)
Amortization of:
Prior service credit	(1)	(4)
Actuarial (gain) loss	68	(6)
Total non-service cost components(b)	$(40)	$(47)
Net periodic benefit cost (income)	$60	$(26)
2017
Service cost(a)	$93	$21
Non-service cost components:
Interest cost	179	47
Expected return on plan assets	(262)	(75)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	55	(6)
Total non-service cost components(b)	$(29)	$(39)
Net periodic benefit cost (income)	$64	$(18)
2016
Service cost(a)	$81	$19
Non-service cost components:
Interest cost	185	50
Expected return on plan assets	(253)	(72)
Amortization of:
Prior service credit	(1)	(5)
Actuarial (gain) loss	32	(11)
Total non-service cost components(b)	$(37)	$(38)
Net periodic benefit cost (income)	$44	$(19)
(a)    Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.

(b)
2018 amounts and the non-capitalized portion of 2017 and 2016’s non-service cost components, as discussed above, are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 - Other Income, Net for additional information.

The estimated amounts that will be amortized from regulatory assets and accumulated OCI into Ameren’s net periodic benefit cost in 2019 are as follows:

	Pension Benefits	Postretirement Benefits
Regulatory assets:
Prior service credit	$(1)	$(5)
Net actuarial (gain) loss	24	(15)
Accumulated OCI:
Net actuarial loss	2	—
Total	$25	$(20)
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses subject to amortization are amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred for the years ended December 31, 2018, 2017, and 2016:

	Pension Costs			Postretirement Costs
	2018	2017	2016	2018	2017	2016
Ameren Missouri(a)	$22	$24	$26	$(1)	$(4)	$(5)
Ameren Illinois	39	41	22	(25)	(14)	(13)
Other	(1)	(1)	(4)	—	—	(1)
Ameren	60	64	44	(26)	(18)	(19)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2018, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2019	$267	$3	$57	$2
2020	272	3	59	2
2021	282	3	61	2
2022	285	3	62	2
2023	286	3	64	2
2024 – 2028	1,439	12	315	12
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2018, 2017, and 2016:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate at measurement date	3.50%	4.00%	4.50%	3.50%	4.00%	4.50%
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	(b)	5.00	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	(b)	5.00	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(2)	$135	$—	$33
0.25% increase in salary scale	2	12	—	—
1.00% increase in annual medical trend	—	—	4	58
1.00% decrease in annual medical trend	—	—	(4)	(58)
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2018. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Ameren Missouri	$17	$16	$16
Ameren Illinois	15	13	12
Other	1	1	1
Ameren	$33	$30	$29

NOTE 11 – STOCK-BASED COMPENSATION
The 2014 Incentive Plan is Ameren’s long-term stock-based compensation plan for eligible employees and directors. The 2014 Incentive Plan provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. At December 31, 2018, there were 3.8 million common shares remaining for grant under the 2014 Incentive Plan. The 2014 Incentive Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2018 and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2019.
The following table summarizes Ameren’s nonvested performance share unit and restricted stock unit activity for the year ended December 31, 2018:

	Performance Share Units		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2018(a)	895,489	$52.28	—	$—
Granted	316,875	62.88	187,273	57.66
Forfeitures	(65,106)	51.11	(5,463)	58.99
Vested and undistributed(b)	(288,404)	53.63	(26,557)	59.02
Vested and distributed	(176,043)	52.88	—	—
Nonvested at December 31, 2018(c)	682,811	$56.58	155,253	$57.38

(a)	Does not include 712,572 undistributed vested performance share units.

(b)
Vested and undistributed units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.

(c)	Does not include 619,783 of vested and undistributed performance share units and 26,557 of vested and undistributed restricted stock units.
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
The fair value of each share unit awarded under the 2014 Incentive Plan is based on Ameren’s closing common share price at December 31st of the year prior to the award year and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also include a three-year risk-free rate, volatility for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period. The following table presents the fair value of each share unit awarded under the 2014 Incentive Plan along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Fair value of share units awarded	$62.88	$59.16	$44.13
Ameren’s closing common share price at December 31 of the prior year	$61.69	$52.46	$43.23
Three-year risk-free rate	1.98%	1.47%	1.31%
Volatility range for the peer group(a)	15% – 23%	15% – 21%	15% – 20%

(a)	Based on a historical period that is equal to the remaining term of the performance period as of the grant date.
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

Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Ameren Missouri	$4	$4	$4
Ameren Illinois	3	2	2
Other(a)	13	12	11
Ameren	20	18	17
Less income tax benefit	6	7	6
Stock-based compensation expense, net	$14	$11	$11

(a)	Represents compensation expense of employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units and restricted stock units of $54 million, $39 million, and $83 million for the years ended December 31, 2018, 2017, and 2016. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, total compensation cost of $29 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 22 months.
Ameren realized income tax benefits for settled performance share units of $13 million, $15 million, and $31 million for the years ended December 31, 2018, 2017, and 2016.
NOTE 12 – INCOME TAXES
Federal Tax Reform
The TCJA was enacted on December 22, 2017. Substantially all of the provisions of the TCJA affecting the Ameren Companies, other than certain transition depreciation rules, are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code, including amendments that significantly change the taxation of business entities and specific provisions related to regulated public utilities. The most significant change that affects the Ameren Companies is the reduction in the federal corporate statutory income tax rate from 35% to 21%. Specific provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, the elimination of accelerated depreciation tax benefits from certain regulated utility capital investments acquired after September 27, 2017, and the continuation of certain rate normalization requirements related to the flow back of excess deferred taxes. Ameren (parent) is subject to provisions of the TCJA that limit the deductibility of interest expense, but such limitation did not affect Ameren in 2018.
In accordance with GAAP, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. GAAP also requires deferred tax assets and liabilities to be measured at the tax rate that is expected to apply when temporary differences are realized or settled. Thus, in December 2017, the Ameren Companies’ deferred taxes were revalued using the new tax rate. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes was deferred as a regulatory asset or liability on the balance sheet and will be collected from, or refunded, to customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes was recorded as income tax expense. As of December 31, 2017, the Ameren Companies made reasonable estimates for the measurement and accounting of certain effects of the TCJA, which have been reflected in their financial statements. We recorded provisional estimates primarily related to depreciation transition rules and 2017 property, plant, and equipment, compensation, and pension-related deductions which would impact our revaluation of deferred taxes at December 31, 2017. The TCJA had the following provisional effects on the Ameren Companies for the year ended December 31, 2017:

	Ameren Missouri	Ameren Illinois	Other	Ameren
Increase (Decrease)
Accumulated deferred income taxes, net	$(1,419)	$(871)	$37	$(2,253)
Income tax expense (benefit)	32	(5)	127	154
Noncurrent regulatory assets	(89)	(24)	(1)	(114)
Noncurrent regulatory liabilities	1,362	842	89	2,293
During the year ended December 31, 2018, Ameren, Ameren Missouri, and Ameren Illinois updated their respective provisional estimates in accordance with SEC staff guidance and recorded $13 million, $4 million, and $4 million, respectively, of income tax expense, primarily due to the application of proposed IRS regulations on depreciation transition rules. The offsetting impact to Ameren’s, Ameren Missouri’s, and Ameren Illinois’ regulatory asset and regulatory liability balances was immaterial. As of December 31, 2018, Ameren, Ameren Missouri, and Ameren Illinois have completed their accounting for certain effects of the TCJA.

For our regulated operations, reductions in accumulated deferred income tax balances due to the reduction in the federal statutory corporate income tax rate to 21% will result in amounts previously collected from utility customers for these deferred taxes being refundable to those customers, generally through reductions in future rates. The TCJA includes provisions related to the IRS normalization rules that address the time period in which certain plant-related components of the excess deferred taxes are to be reflected in customer rates. This time period for the Ameren Companies is approximately 30 to 60 years. Other components of the excess deferred taxes will be reflected in customer rates as determined by our state and federal regulators, which could be a shorter time period than that applicable to certain plant-related components. See Note 2 – Rate and Regulatory Matters for information regarding the various proceedings for the TCJA impacts with our regulators.
Missouri Income Tax Rate
In 2018, legislation modifying Missouri tax law was enacted to decrease the state's corporate income tax rate from 6.25% to 4%, effective January 1, 2020. As a result, in 2018, Ameren’s and Ameren Missouri’s accumulated deferred tax balances were revalued, resulting in a net decrease of $122 million to their accumulated deferred tax liability, which was offset by a regulatory liability. Additionally, Ameren recorded an immaterial amount to income tax expense. As a result of its PISA election under Missouri Senate Bill 564, which prohibits a change in electric base rates prior to April 2020, Ameren Missouri anticipates that the effect of this tax decrease will be reflected in customer rates upon completion of its next regulatory rate review. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income.
Illinois Income Tax Rate
In July 2017, Illinois enacted a law that increased the state’s corporate income tax rate from 7.75% to 9.5% as of July 1, 2017. The law made the increase in the state’s corporate income tax rate permanent. That rate was previously scheduled to go to 7.3% in 2025. In 2017, Ameren recorded an expense of $14 million at Ameren (parent) due to the revaluation of accumulated deferred taxes and the estimated state apportionment of such taxes. Beyond this expense, Ameren and Ameren Illinois do not expect this tax increase to have a material impact on their net income prospectively. The tax increase is not expected to materially affect the earnings of the Ameren Illinois Electric Distribution, the Ameren Transmission, or the Ameren Illinois Transmission segments, since these businesses operate under formula ratemaking frameworks. The tax increase unfavorably affected the 2017 net income of the Ameren Illinois Natural Gas segment by less than $1 million. In addition, in 2017, Ameren’s and Ameren Illinois’ accumulated deferred tax balances were revalued using the state’s new corporate income tax rate, which resulted in a net increase to the liability balances of $97 million and $79 million, respectively. These increased liabilities were offset by a regulatory asset, as well as income tax expense, as discussed above.

The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2018, 2017, and 2016:

	Ameren Missouri	Ameren Illinois	Ameren
2018
Federal statutory corporate income tax rate:	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(4)	(4)	(4)
Other depreciation differences	—	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	7	6
TCJA	1	1	1
Tax credits	(1)	—	—
Other permanent items	—	—	(1)
Effective income tax rate	20%	24%	22%
2017
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	6	6
TCJA	6	(1)	14
Tax credits	(1)	—	—
Other permanent items	—	(1)	(2)
Effective income tax rate	44%	38%	52%
2016
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	—	—
Amortization of deferred investment tax credit	(1)	—	—
State tax	3	5	4
Stock-based compensation(a)	—	—	(2)
Valuation allowance	—	—	1
Other permanent items	—	(2)	(1)
Effective income tax rate	38%	38%	37%

(a)	Reflects the adoption of authoritative accounting guidance related to stock-based compensation, which resulted in the recognition of a $21 million income tax benefit in 2016.

The following table presents the components of income tax expense for the years ended December 31, 2018, 2017, and 2016:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2018
Current taxes:
Federal	$104	$4	$(118)	$(10)
State	29	6	(12)	23
Deferred taxes:
Federal	22	75	123	220
State	(2)	28	23	49
Amortization of excess deferred taxes	(24)	(15)	(1)	(40)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$124	$98	$15	$237
2017
Current taxes:
Federal	$149	$(34)	$(110)	$5
State	23	29	(20)	32
Deferred taxes:
Federal	76	185	250	511
State	11	(13)	36	34
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense	$254	$166	$156	$576
2016
Current taxes:
Federal	$31	$(8)	$(24)	$(1)
State	6	12	(21)	(3)
Deferred taxes:
Federal	161	117	21	299
State	23	37	32	92
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$216	$158	$8	$382
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences at December 31, 2018 and 2017:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2018
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,010	$1,345	$179	$3,534
Regulatory assets and liabilities, net	(343)	(221)	(25)	(589)
Deferred employee benefit costs	(58)	(4)	(64)	(126)
Tax carryforwards	(35)	(26)	(166)	(227)
Other	(40)	25	46	31
Total net accumulated deferred income tax liabilities (assets)	$1,534	$1,119	$(30)	$2,623
2017
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,064	$1,264	$146	$3,474
Regulatory assets and liabilities, net	(317)	(206)	(24)	(547)
Deferred employee benefit costs	(53)	(17)	(61)	(131)
Revenue requirement reconciliation adjustments	—	20	—	20
Tax carryforwards	(31)	(43)	(287)	(361)
Other	(13)	3	61	51
Total net accumulated deferred income tax liabilities (assets)	$1,650	$1,021	$(165)	$2,506

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2018 and 2017:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2018
Net operating loss carryforwards:
Federal(a)	$—	$23	$55	$78
State(a)	—	—	13	13
Total net operating loss carryforwards	$—	$23	$68	$91
Tax credit carryforwards:
Federal(b)	$35	$3	$79	$117
State(c)	—	—	10	10
Total tax credit carryforwards	$35	$3	$89	$127
Charitable contribution carryforwards(d)	$—	$—	$14	$14
Valuation allowance(e)	—	—	(5)	(5)
Total charitable contribution carryforwards	$—	$—	$9	$9
2017
Net operating loss carryforwards:
Federal	$—	$41	$162	$203
State	—	—	32	32
Total net operating loss carryforwards	$—	$41	$194	$235
Tax credit carryforwards:
Federal	$31	$2	$80	$113
State	—	—	7	7
Total tax credit carryforwards	$31	$2	$87	$120
Charitable contribution carryforwards	$—	$—	$11	$11
Valuation allowance	—	—	(5)	(5)
Total charitable contribution carryforwards	$—	$—	$6	$6

(a)	Will expire between 2034 and 2037. Any net operating loss carryforward generated after January 1, 2018, will not have an expiration date as a result of the TCJA.

(b)	Will expire between 2029 and 2037.

(c)	Will expire between 2019 and 2022.

(d)	Will expire between 2019 and 2023.

(e)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.
Uncertain Tax Positions
As of December 31, 2018 and 2017, the Ameren Companies did not record any uncertain tax positions.
The Internal Revenue Service is currently examining Ameren’s 2018 and 2017 income tax returns. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. The Ameren Companies currently do not have material income tax issues under examination, administrative appeals, or litigation.
Ameren Missouri has an uncertain tax position tracker. Under Missouri’s regulatory framework, uncertain tax positions do not reduce Ameren Missouri’s electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, using the weighted-average cost of capital included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created. It will then be amortized over three years, beginning on the effective date of new rates established in the next electric regulatory rate review.
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
Energy Swaps and Energy Products
Based on the outcome of IPA-administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of megawatthours at a predetermined price over a specified period of time. The following table presents the specified performance period, price, and amount of megawatthours included in the agreements:

IPA Procurement Event	Performance Period	MWh	Average Price per MWh
May 2014	January 2015 – February 2017	168,400	$51
April 2015	June 2015 – June 2017	667,000	36
September 2015	November 2015 – May 2018	339,000	38
April 2016	June 2017 – September 2018	375,200	35
September 2016	May 2017 – September 2018	82,800	34
April 2017	March 2019 – May 2020	85,600	34
April 2018	June 2019 – September 2020	110,000	32
Collateral Postings
Under the terms of the Illinois energy product agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2018 and 2017, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
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
In addition, Ameren Missouri and Ameren Illinois provide affiliates with access to their facilities for administrative purposes and with use of other assets. The costs of the rent and facility services and other assets are based on, or are an allocation of, actual costs incurred.
Separately, Ameren Missouri and Ameren Illinois provide storm-related and miscellaneous support services to each other on an as-needed basis.
Transmission Services
Ameren Illinois receives transmission services from ATXI for its retail load in the AMIL pricing zone.

Electric Transmission Maintenance and Construction Agreements
ATXI entered into separate agreements with Ameren Missouri and Ameren Illinois in which Ameren Missouri or Ameren Illinois, as applicable, may perform certain maintenance and construction services related to ATXI’s electric transmission assets. The Ameren Missouri and Ameren Illinois agreements are effective from August 2017 through June 2019 and from August 2018 through July 2019, respectively.
Money Pool
See Note 4 – Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2018 and 2017:

	2018		2017
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$16	$7	$11	$17
Income taxes receivable from parent(b)	—	6	—	—

(a)	Included in “Accounts payable – affiliates” on the balance sheet.

(b)	Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Ameren Missouri(a)	$45	$30	$44	(b)
Ameren Illinois	160	8	—

(a)	As a result of the tax allocation agreement.

(b)	Included a $38 million accrued capital contribution from 2015.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2018, 2017, and 2016. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2018		$11	$	(a)
with Ameren Illinois		2017		23		(a)
		2016		28		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2018		22		3
rent and facility services		2017		26		4
		2016		25		5
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2018		1		1
support services and services provided to ATXI		2017		(b)		1
		2016		1		(b)
Total Operating Revenues		2018		$34		$4
		2017		49		5
		2016		54		5
Ameren Illinois power supply	Purchased Power	2018	$	(a)		$11
agreements with Ameren Missouri		2017		(a)		23
		2016		(a)		28
Ameren Illinois transmission	Purchased Power	2018		(a)		1
services from ATXI		2017		(a)		2
		2016		(a)		2
Total Purchased Power		2018	$	(a)		$12
		2017		(a)		25
		2016		(a)		30
Ameren Missouri and Ameren Illinois	Other Operations and	2018		$3		$6
rent and facility services	Maintenance	2017		(b)		(b)
		2016		(b)		(b)
Ameren Services support services	Other Operations and	2018		136		126
agreement	Maintenance	2017		149		139
		2016		129		123
Total Other Operations and		2018		$139		$132
Maintenance Expenses		2017		149		139
		2016		129		123
Money pool borrowings (advances)	(Interest Charges)	2018		$1	$	(b)
	Other Income, Net	2017		1		(b)
		2016		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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

Leases
We lease various facilities, office equipment, plant equipment, and rail cars under capital and operating leases. The following table presents our lease obligations at December 31, 2018:

	2019	2020	2021	2022	2023	After 5 Years	Total
Ameren:
Minimum capital lease payments(a)(b)	$32	$32	$33	$32	$264	$—	$393
Less amount representing interest	25	25	25	24	24	—	123
Present value of minimum capital lease payments	$7	$7	$8	$8	$240	$—	$270
Operating leases	10	8	7	6	5	9	45
Total lease obligations	$17	$15	$15	$14	$245	$9	$315
Ameren Missouri:
Minimum capital lease payments(b)(c)	$32	$32	$33	$32	$264	$—	$393
Less amount representing interest	25	25	25	24	24	—	123
Present value of minimum capital lease payments	$7	$7	$8	$8	$240	$—	$270
Operating leases	8	7	6	5	5	9	40
Total lease obligations	$15	$14	$14	$13	$245	$9	$310
Ameren Illinois:
Operating leases	$1	$—	$—	$—	$—	$—	$1

(a)	See Note 3 – Property, Plant, and Equipment, Net for additional information.

(b)	See Note 5 – Long-term Debt and Equity Financings for additional information on Ameren’s and Ameren Missouri’s capital lease agreements.
The following table presents total operating lease expenses included in “Operating Expenses” in the statement of income for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Ameren	$9	$11	$38
Ameren Missouri	8	10	34
Ameren Illinois	1	1	30

Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at December 31, 2018. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at December 31, 2018.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)	Methane Gas	Other	Total
Ameren:
2019	$349	$197	$25	$157	$4	$67	$799
2020	160	143	43	54	4	41	445
2021	121	77	59	10	4	30	301
2022	72	27	14	—	3	26	142
2023	—	7	42	—	3	27	79
Thereafter	—	34	31	—	29	72	166
Total	$702	$485	$214	$221	$47	$263	$1,932
Ameren Missouri:
2019	$349	$40	$25	$—	$4	$49	$467
2020	160	31	43	—	4	26	264
2021	121	15	59	—	4	26	225
2022	72	5	14	—	3	26	120
2023	—	3	42	—	3	27	75
Thereafter	—	14	31	—	29	56	130
Total	$702	$108	$214	$—	$47	$210	$1,281
Ameren Illinois:
2019	$—	$157	$—	$157	$—	$8	$322
2020	—	112	—	54	—	5	171
2021	—	62	—	10	—	—	72
2022	—	22	—	—	—	—	22
2023	—	4	—	—	—	—	4
Thereafter	—	20	—	—	—	—	20
Total	$—	$377	$—	$221	$—	$13	$611

(a)	Includes amounts for generation and for distribution.

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

In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $26 million of zero emission credits through May 2019.
Environmental Matters
We are subject to various environmental laws, including statutes and regulations, enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws. These laws address emissions, discharges to water, water intake, impacts to air, land, and water, and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2018, Ameren Missouri’s fossil fuel-fired energy centers represented 16% and 32% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as

SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $300 million to $400 million from 2019 through 2023 in order to comply with existing environmental regulations. Additional environmental controls beyond 2023 could be required. This estimate of capital expenditures includes expenditures required by the CCR regulations, by the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantially revise regulatory obligations, exactly which compliance strategies will be used and their ultimate cost, among other things.
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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016, pending various legal challenges. In August 2018, the EPA proposed to repeal and replace the Clean Power Plan with a proposed new rule known as the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from power plants. The EPA proposes to use certain efficiency measures as the best system of emission reduction for coal-fired power plants. The EPA is expected to finalize the Affordable Clean Energy rule in the first half of 2019. We cannot predict the outcome of EPA’s rulemaking or the outcome of legal challenges related to such rulemaking.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In the first phase, in January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. In the second phase, the district court will determine the actions required to remedy the violations found in the liability phase. The EPA previously withdrew all claims for penalties and fines. Hearings on remedy-related issues are scheduled for April 2019. At the conclusion of both phases of the litigation, Ameren Missouri intends to appeal the liability ruling to the United States Court of Appeals for the Eighth Circuit.
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

Clean Water Act
In July 2018, the United States Court of Appeals for the Second Circuit upheld the EPA’s Section 316(b) Rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. The rule will be implemented by Ameren Missouri during the permit renewal process of each energy center’s water discharge permit, which is expected to be completed by 2023.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards. Ameren Missouri is in the process of constructing wastewater treatment facilities that meet the limitations in these guidelines at three of its energy centers.
CCR Management
In 2015, the EPA issued the CCR rule, which established regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. They require closure of impoundments if performance criteria relating to groundwater impacts and location restrictions are not achieved. In July 2018, the EPA issued revisions to the CCR rule that extended certain compliance deadlines and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $135 million recorded on their respective balance sheets as of December 31, 2018, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren plans to close these CCR storage facilities between 2019 and 2023. The recent EPA revisions do not affect Ameren Missouri’s closure schedule. Ameren Missouri estimates it will need to make capital expenditures of $150 million to $200 million from 2019 through 2023 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, waste water treatment facilities, and groundwater monitoring equipment.
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
As of December 31, 2018, Ameren Illinois had investigated and remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at its remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2018, Ameren Illinois estimated the obligation related to these former MGP sites at $150 million to $212 million. Ameren and Ameren Illinois recorded a liability of $150 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Ameren Missouri participated in the investigation of various sites known as Sauget Area 2, located in Sauget, Illinois. In December 2018, Ameren Missouri signed a consent decree with the EPA to implement certain remedial measures at one of the disposal sites and reached an agreement with Solutia, Inc., the primary potentially responsible party for the Sauget Area 2, limiting Ameren Missouri’s cleanup obligations with respect to the other disposal sites. Remediation efforts at the site are expected to occur in 2020. As of December 31, 2018, Ameren Missouri recorded a liability of $1 million to represent its estimated minimum obligation for this site.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
NOTE 15 – SEGMENT INFORMATION
Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission primarily consists of the aggregated electric transmission businesses of Ameren Illinois and ATXI. The category called Other primarily includes Ameren (parent) activities and Ameren Services.
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

The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2018, 2017, and 2016. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2018
External revenues	$3,555	$1,544	$814	$378		$—	$—	$6,291
Intersegment revenues	34	3	1	55	(a)	—	(93)	—
Depreciation and amortization	550	259	65	77		4	—	955
Interest income	28	6	—	—		4	(5)	33
Interest charges	200	73	38	75	(b)	19	(4)	401
Income taxes	124	41	25	56		(9)	—	237
Net income (loss) attributable to Ameren common shareholders	478	136	70	164		(33)	—	815
Capital expenditures	914	503	311	562		5	(9)	2,286
2017
External revenues	$3,488	$1,564	$742	$382		$(2)	$—	$6,174
Intersegment revenues	49	4	1	44	(a)	—	(98)	—
Depreciation and amortization	533	239	59	60		5	—	896
Interest income	27	7	—	—		11	(11)	34
Interest charges	207	73	36	67	(b)	19	(11)	391
Income taxes	254	83	36	90		113	—	576
Net income (loss) attributable to Ameren common shareholders	323	131	60	140		(131)	—	523
Capital expenditures	773	476	245	644		1	(7)	2,132
2016
External revenues	$3,470	$1,544	$753	$309		$—	$—	$6,076
Intersegment revenues	54	4	1	46	(a)	—	(105)	—
Depreciation and amortization	514	226	55	43		7	—	845
Interest income	28	11	—	1		11	(11)	40
Interest charges	211	72	34	58	(b)	18	(11)	382
Income taxes	216	78	39	74		(25)	—	382
Net income (loss) attributable to Ameren common shareholders	357	126	59	117		(6)	—	653
Capital expenditures	738	470	181	689		4	(6)	2,076

(a)	Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)	Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
2018
External revenues	$1,547	$815	$214		$—	$2,576
Intersegment revenues	—	—	53	(a)	(53)	—
Depreciation and amortization	259	65	50		—	374
Interest income	6	—	—		—	6
Interest charges	73	38	38		—	149
Income taxes	41	25	32		—	98
Net income available to common shareholder	136	70	98		—	304
Capital expenditures	503	311	444		—	1,258
2017
External revenues	$1,568	$743	$216		$—	$2,527
Intersegment revenues	—	—	42	(a)	(42)	—
Depreciation and amortization	239	59	43		—	341
Interest income	7	—	—		—	7
Interest charges	73	36	35		—	144
Income taxes	83	36	47		—	166
Net income available to common shareholder	131	60	77		—	268
Capital expenditures	476	245	355		—	1,076
2016
External revenues	$1,548	$754	$187		$—	$2,489
Intersegment revenues	—	—	45	(a)	(45)	—
Depreciation and amortization	226	55	38		—	319
Interest income	11	—	1		—	12
Interest charges	72	34	34		—	140
Income taxes	78	39	41		—	158
Net income available to common shareholder	126	59	67		—	252
Capital expenditures	470	181	273		—	924

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2018, 2017, and 2016. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Ameren
2018
Residential	$1,560		$867	$—	$—	$—	$—	$2,427
Commercial	1,271		511	—	—	—	—	1,782
Industrial	312		130	—	—	—	—	442
Other	308	(a)	39	—	433	—	(92)	688	(a)
Total electric revenues	$3,451		$1,547	$—	$433	$—	$(92)	$5,339
Residential	$90		$—	$581	$—	$—	$—	$671
Commercial	37		—	159	—	—	—	196
Industrial	4		—	17	—	—	—	21
Other	7		—	58	—	—	(1)	64
Total gas revenues	$138		$—	$815	$—	$—	$(1)	$952
Total revenues(b)	$3,589		$1,547	$815	$433	$—	$(93)	$6,291
2017
Residential	$1,417		$870	$—	$—	$—	$—	$2,287
Commercial	1,208		527	—	—	—	—	1,735
Industrial	305		113	—	—	—	—	418
Other	481		58	—	426	(2)	(96)	867
Total electric revenues	$3,411		$1,568	$—	$426	$(2)	$(96)	$5,307
Residential	$77		$—	$531	$—	$—	$—	$608
Commercial	31		—	146	—	—	—	177
Industrial	4		—	12	—	—	—	16
Other	14		—	54	—	—	(2)	66
Total gas revenues	$126		$—	$743	$—	$—	$(2)	$867
Total revenues(b)	$3,537		$1,568	$743	$426	$(2)	$(98)	$6,174
2016
Residential	$1,422		$895	$—	$—	$—	$—	$2,317
Commercial	1,224		517	—	—	—	—	1,741
Industrial	315		96	—	—	—	—	411
Other	435		40	—	355	1	(104)	727
Total electric revenues	$3,396		$1,548	$—	$355	$1	$(104)	$5,196
Residential	$77		$—	$530	$—	$—	$—	$607
Commercial	30		—	153	—	—	—	183
Industrial	4		—	10	—	—	—	14
Other	17		—	61	—	—	(2)	76
Total gas revenues	$128		$—	$754	$—	$—	$(2)	$880
Total revenues(b)	$3,524		$1,548	$754	$355	$1	$(106)	$6,076

(a)
Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(b)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2018, 2017, and 2016:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2018
Revenues from alternative revenue programs	$(8)	$(3)	$(23)	$(25)	$(59)
Other revenues not from contracts with customers	24	16	2	—	42
2017
Revenues from alternative revenue programs	$(28)	$(5)	$5	$13	$(15)
Other revenues not from contracts with customers	15	6	2	—	23
2016
Revenues from alternative revenue programs	$8	$(70)	$11	$(1)	$(52)
Other revenues not from contracts with customers	16	6	2	—	24
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2018
Residential	$867	$581	$—	$—	$1,448
Commercial	511	159	—	—	670
Industrial	130	17	—	—	147
Other	39	58	267	(53)	311
Total revenues(a)	$1,547	$815	$267	$(53)	$2,576
2017
Residential	$870	$531	$—	$—	$1,401
Commercial	527	146	—	—	673
Industrial	113	12	—	—	125
Other	58	54	258	(42)	328
Total revenues(a)	$1,568	$743	$258	$(42)	$2,527
2016
Residential	$895	$530	$—	$—	$1,425
Commercial	517	153	—	—	670
Industrial	96	10	—	—	106
Other	40	61	232	(45)	288
Total revenues(a)	$1,548	$754	$232	$(45)	$2,489

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2018, 2017, and 2016:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2018
Revenues from alternative revenue programs	$(3)	$(23)	$(25)	$(51)
Other revenues not from contracts with customers	16	2	—	18
2017
Revenues from alternative revenue programs	$(5)	$5	$9	$9
Other revenues not from contracts with customers	6	2	—	8
2016
Revenues from alternative revenue programs	$(70)	$11	$2	$(57)
Other revenues not from contracts with customers	6	2	—	8

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2018				2017
Quarter ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues(a)	$1,585	$1,563	$1,724	$1,419	$1,515	$1,537	$1,723	$1,399
Operating income(a)	273	385	533	166	242	387	569	212
Net income (loss)	153	240	359	69	104	194	290	(59)	(b)
Net income (loss) attributable to Ameren common shareholders	$151	$239	$357	$68	$102	$193	$288	$(60)
Earnings (loss) per common share – basic	$0.62	$0.98	$1.46	$0.28	$0.42	$0.79	$1.19	$(0.24)
Earnings (loss) per common share – diluted(c)	$0.62	$0.97	$1.45	$0.28	$0.42	$0.79	$1.18	$(0.24)

(a)
2017 amounts have been revised to reflect the adoption of accounting guidance on revenue from contracts with customers and the presentation of net periodic pension and postretirement benefit cost, effective for the Ameren Companies as of January 1, 2018. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.

(b)	Includes an increase to income tax expense of $154 million recorded in 2017 as a result of the TCJA.

(c)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is because of the effects of rounding and the changes in the number of weighted-average diluted shares outstanding each period.

Ameren Missouri Quarter ended	Operating Revenues(a)	Operating Income(a)	Net Income (Loss)		Net Income (Loss) Available to Common Shareholder
March 31, 2018	$792	$90	$39		$38
March 31, 2017	791	47	6		5
June 30, 2018	955	258	169		168
June 30, 2017	934	230	121		120
September 30, 2018	1,129	394	295		294
September 30, 2017	1,116	412	235		234
December 31, 2018	713	7	(22)		(22)
December 31, 2017	696	33	(36)	(b)	(36)

(a)
2017 amounts have been revised to reflect the adoption of accounting guidance on revenue from contracts with customers and the presentation of net periodic pension and postretirement benefit cost, effective for the Ameren Companies as of January 1, 2018. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.

(b)	Includes an increase to income tax expense of $32 million recorded in 2017 as a result of the TCJA.

Ameren Illinois Quarter ended	Operating Revenues(a)	Operating Income(a)	Net Income	Net Income Available to Common Shareholder
March 31, 2018	$760	$159	$96	$95
March 31, 2017	703	169	80	79
June 30, 2018	578	105	63	62
June 30, 2017	576	128	58	57
September 30, 2018	564	113	63	63
September 30, 2017	574	124	55	55
December 31, 2018	674	135	85	84
December 31, 2017	674	148	78	77

(a)
2017 amounts have been revised to reflect the adoption of accounting guidance on revenue from contracts with customers and the presentation of net periodic pension and postretirement benefit cost, effective for the Ameren Companies as of January 1, 2018. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2018, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2018. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2018 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Executive Officers of the Registrants” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. Walter J. Galvin serves as chairman of Ameren’s audit and risk committee and Catherine S. Brune, J. Edward Coleman, Ward H. Dickson, Noelle K. Eder, and Craig S. Ivey serve as members. The board of directors of Ameren has determined that Walter J. Galvin, J. Edward Coleman, and Ward H. Dickson each qualify as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
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
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2018, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(b)	1,650,565	(c)	3,772,209
Equity compensation plans not approved by security holders	—	—	—
Total	1,650,565	(c)	3,772,209

(a)
Pursuant to grants of performance share units (PSUs) and restricted stock units (RSUs) under the 2014 Incentive Plan, 1,393,223 of the securities represent the target number of PSUs granted but not vested and 187,314 of the securities represent the number of RSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2018 (including outstanding awards under the 2014 Incentive Plan as of December 31, 2018). The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s definitive proxy statement for its 2019 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. Also, 70,028 of the securities represent shares that may be issued as of December 31, 2018, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.

(b)	Consists of the 2014 Incentive Plan.

(c)	No consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2019 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transaction Policy” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2019 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	157
(b)	Exhibit Index	157

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2018, 2017, and 2016
(In millions)	2018	2017	2016
Operating revenues	$—	$—	$—
Operating expenses	11	15	19
Operating loss	(11)	(15)	(19)
Equity in earnings of subsidiaries	857	659	663
Interest income from affiliates	3	9	10
Total other income (expense), net	(12)	2	—
Interest charges	34	31	28
Income tax (benefit)	(12)	101	(27)
Net Income Attributable to Ameren Common Shareholders	$815	$523	$653

Net Income Attributable to Ameren Common Shareholders	$815	$523	$653
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $3, and $(7), respectively	(4)	5	(20)
Comprehensive Income Attributable to Ameren Common Shareholders	$811	$528	$633

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	76	13
Accounts receivable – affiliates	43	46
Other current assets	4	8
Total current assets	123	67
Investments in subsidiaries	8,559	7,944
Note receivable – ATXI	75	75
Accumulated deferred income taxes, net	108	222
Other assets	126	140
Total assets	$8,991	$8,448
Liabilities and Shareholders’ Equity:
Short-term debt	$470	$383
Borrowings from money pool	46	28
Accounts payable – affiliates	10	6
Other current liabilities	12	27
Total current liabilities	538	444
Long-term debt	697	696
Pension and other postretirement benefits	43	37
Other deferred credits and liabilities	82	87
Total liabilities	1,360	1,264
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 244.5 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,627	5,540
Retained earnings	2,024	1,660
Accumulated other comprehensive loss	(22)	(18)
Total shareholders’ equity	7,631	7,184
Total liabilities and shareholders’ equity	$8,991	$8,448

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2018, 2017, and 2016
(In millions)	2018	2017	2016
Net cash flows provided by operating activities	$550	$454	$483
Cash flows from investing activities:
Money pool advances, net	(63)	14	(27)
Notes receivable – ATXI, net	—	275	(60)
Investments in subsidiaries	(208)	(151)	(123)
Other	5	6	2
Net cash flows provided by (used in) investing activities	(266)	144	(208)
Cash flows from financing activities:
Dividends on common stock	(451)	(431)	(416)
Short-term debt, net	87	(124)	206
Money pool borrowings, net	18	(5)	19
Issuances of common stock	74	—	—
Repurchases of common stock for stock-based compensation	—	(24)	(51)
Employee payroll taxes related to stock-based compensation	(19)	(15)	(32)
Net cash flows used in financing activities	(291)	(599)	(274)
Net change in cash, cash equivalents, and restricted cash	$(7)	$(1)	$1
Cash, cash equivalents, and restricted cash at beginning of year	8	9	8
Cash, cash equivalents, and restricted cash at end of year	$1	$8	$9

Cash dividends received from consolidated subsidiaries	$450	$362	$465

Noncash financing activity – Issuance of common stock for stock-based compensation	$35	$—	$—
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018
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
NOTE 2 – CASH AND CASH EQUIVALENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet as of December 31, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash included in “Other current assets”	1	8
Total cash, cash equivalents, and restricted cash	$1	$8
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2016, 2017, and 2018.
Ameren Corporation (parent company only) had a total of $11 million in guarantees outstanding, primarily for ATXI, that were not recorded on its December 31, 2018 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 4 – LONG-TERM OBLIGATIONS
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation’s (parent company only) long-term debt, indenture provisions, and restricted cash balance.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 6 – OTHER INCOME (EXPENSE), NET
The following table presents the components of “Other Income (Expense), Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Other Income (Expense), Net
Non-service cost components of net periodic benefit income	$2	$2	$5
Donations	(13)	—	(5)
Other expense, net	(1)	—	—
Total Other Income (Expense), Net	$(12)	$2	$—
Based on authoritative accounting guidance described in Note 10 - Retirement Benefits under Part II, Item 8, of this report, Ameren Corporation (parent company only) has retrospectively reclassified $2 million and $5 million of net benefit income from “Operating Expenses” to “Other Income (Expense), Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2017, and December 31, 2016, respectively.
NOTE 7 – INCOME TAXES
During the year ended December 31, 2017, Ameren (parent) recorded $110 million in income tax expense and reduction in accumulated deferred income taxes as a result of the TCJA. During the year ended December 31, 2018, Ameren (parent) updated its provisional estimate and recorded $5 million of income tax expense and reduction in accumulated deferred income taxes, primarily due to the application of proposed IRS regulations on depreciation transition rules.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in millions)
Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2018	$19	$27		$4	$32	$18
2017	19	26		7	33	19
2016	19	32		3	35	19
Deferred tax valuation allowance:
2018	$5	$—		$—	$—	$5
2017	11	(6)	(c)	—	—	5
2016	6	7		(2)	—	11
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2018	$7	$9		$—	$9	$7
2017	7	9		—	9	7
2016	7	10		—	10	7
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2018	$12	$18		$4	$23	$11
2017	12	17		7	24	12
2016	12	22		3	25	12

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
Exhibit B-1, File No. 2-4940
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967

4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.28	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.29	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.30	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.31	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.32	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.33	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.34	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.35	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.36	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.37	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.38	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967

4.39	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 23, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.40	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.41	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.50	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.51	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.52	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.53	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.54	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.55	Ameren Ameren Illinois
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
Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.56	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949	2017 Form 10-K, Exhibit 4.59, File No. 1-3672
4.57	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957	2017 Form 10-K, Exhibit 4.60, File No. 1-3672
4.58	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966	2017 Form 10-K, Exhibit 4.61, File No. 1-3672
4.59	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992	2017 Form 10-K, Exhibit 4.62, File No. 1-3672
4.60	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732

4.61	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.62	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.63	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.64	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.65	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.66	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.67	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.68	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.69	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.70	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.71	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.80	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.81	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.82	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.83	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.84	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.85	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672

4.86	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.87	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.88	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.89	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.90	Ameren Ameren Missouri	Supplemental Indenture, dated April 1, 2018, for 4.0% First Mortgage Bonds due 2048	April 6, 2018, Form 8-K, Exhibit 4.2, File No. 1-2967
4.91	Ameren Ameren Illinois	Supplemental Indenture, dated May 1, 2018, for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.92	Ameren Ameren Illinois	Supplemental Indenture, dated November 1, 2018, for the 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among Ameren, Ameren Illinois and JP Morgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 8, 2016 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2019
10.5	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.7	Ameren	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.11	Ameren Companies	*2016 Ameren Executive Incentive Plan	2015 Form 10-K, Exhibit 10.13, File No. 1-14756
10.12	Ameren Companies	*2017 Ameren Executive Incentive Plan	2016 Form 10-K, Exhibit 10.13, File No. 1-14756
10.13	Ameren Companies	*2018 Ameren Executive Incentive Plan	2017 Form 10-K, Exhibit 10.13, File No. 1-14756
10.14	Ameren Companies	*2019 Ameren Executive Incentive Plan
10.15	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.16	Ameren Companies	*2016 Base Salary Table for Named Executive Officers	2015 Form 10-K, Exhibit 10.17, File No. 1-14756
10.17	Ameren Companies	*2017 Base Salary Table for Named Executive Officers	2016 Form 10-K, Exhibit 10.17, File No. 1-14756
10.18	Ameren Companies	*2018 Base Salary Table for Named Executive Officers	2017 Form 10-K, Exhibit 10.17, File No. 1-14756
10.19	Ameren Companies	*2019 Base Salary Table for Named Executive Officers
10.20	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.21	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.22	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended

10.23	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.24, File No. 1-14756
10.24	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2015 Form 10-K, Exhibit 10.24, File No. 1-14756
10.25	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2016 Form 10-K, Exhibit 10.24, File No. 1-14756
10.26	Ameren Companies	*Formula for Determining 2018 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2017 Form 10-K, Exhibit 10.24, File No. 1-14756
10.27	Ameren Companies	*Formula for Determining 2019 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.28	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.29	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.30	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan	2015 Form 10-K, Exhibit 10.31, File No. 1-14756
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan	2016 Form 10-K, Exhibit 10.31, File No. 1-14756
10.32	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.1, File No. 1-14756
10.33	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.2, File No. 1-14756
10.34	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan
10.35	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan
10.36	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2019
10.37	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.38	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri

31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data File
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

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

AMEREN CORPORATION (registrant)

Date:	February 26, 2019	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2019
Warner L. Baxter

/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Martin J. Lyons, Jr.

/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Bruce A. Steinke

*	Director	February 26, 2019
Catherine S. Brune

*	Director	February 26, 2019
J. Edward Coleman

*	Director	February 26, 2019
Ward H. Dickson

*	Director	February 26, 2019
Noelle K. Eder

*	Director	February 26, 2019
Ellen M. Fitzsimmons

*	Director	February 26, 2019
Rafael Flores

*	Director	February 26, 2019
Walter J. Galvin

*	Director	February 26, 2019
Richard J. Harshman

*	Director	February 26, 2019
Craig S. Ivey

*	Director	February 26, 2019
Gayle P. W. Jackson

*	Director	February 26, 2019
James C. Johnson

*	Director	February 26, 2019
Steven H. Lipstein

*		Director	February 26, 2019
Stephen R. Wilson

*By	/s/ Martin J. Lyons, Jr.		February 26, 2019
Martin J. Lyons, Jr.
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 26, 2019	By	/s/ Michael L. Moehn
Michael L. Moehn Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Chairman and President, and Director (Principal Executive Officer)	February 26, 2019
Michael L. Moehn

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 26, 2019
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Bruce A. Steinke

	*	Director	February 26, 2019
Mark C. Birk

	*	Director	February 26, 2019
Fadi M. Diya

	*	Director	February 26, 2019
Gregory L. Nelson

	*	Director	February 26, 2019
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 26, 2019
Martin J. Lyons, Jr.
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 26, 2019	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 26, 2019
Richard J. Mark

	/s/ Martin J. Lyons, Jr.	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 26, 2019
Martin J. Lyons, Jr.

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Bruce A. Steinke

	*	Director	February 26, 2019
Craig D. Nelson

	*	Director	February 26, 2019
Gregory L. Nelson

	*	Director	February 26, 2019
David N. Wakeman

*By	/s/ Martin J. Lyons, Jr.		February 26, 2019
Martin J. Lyons, Jr.
Attorney-in-Fact