Form 10-Q
period 2019-03-31
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2019-05-10
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

UNION ELECTRIC CO	AMEREN CORP	AMEREN ILLINOIS CO

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The following security is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the ticker symbol AEE:

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2019, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 245,597,156
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation – 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation – 25,452,373

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

Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC, a new methodology to determine the allowed base return on common equity under the MISO tariff proposed by the FERC in November 2018, the Notices of Inquiry issued by the FERC in March 2019, Ameren Missouri’s natural gas regulatory rate review filed with the MoPSC in December 2018, an appeal filed by the MoOPC in January 2019 in Ameren Missouri’s RESRAM case, Ameren Illinois’ April 2019 annual electric distribution formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

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

•
Ameren Illinois’ ability to achieve the performance standards applicable to its electric distribution business and the FEJA electric customer energy-efficiency goals and the resulting impact on its allowed return on equity;

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

•
disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from the one NRC-licensed supplier of Ameren Missouri’s Callaway energy center’s assemblies;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Electric	$1,182	$1,223
Natural gas	374	362
Total operating revenues	1,556	1,585
Operating Expenses:
Fuel	160	188
Purchased power	156	163
Natural gas purchased for resale	161	171
Other operations and maintenance	417	431
Depreciation and amortization	248	234
Taxes other than income taxes	126	125
Total operating expenses	1,268	1,312
Operating Income	288	273
Other Income, Net	29	23
Interest Charges	97	101
Income Before Income Taxes	220	195
Income Taxes	27	42
Net Income	193	153
Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Ameren Common Shareholders	$191	$151

Net Income	$193	$153
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, and $-, respectively	1	1
Comprehensive Income	194	154
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Ameren Common Shareholders	$192	$152

Earnings per Common Share – Basic and Diluted	$0.78	$0.62

Weighted-average Common Shares Outstanding – Basic	244.9	242.9
Weighted-average Common Shares Outstanding – Diluted	246.4	244.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8	$16
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $18, respectively)	517	463
Unbilled revenue	238	295
Miscellaneous accounts receivable	74	79
Inventories	402	483
Current regulatory assets	113	134
Other current assets	70	63
Total current assets	1,422	1,533
Property, Plant, and Equipment, Net	23,044	22,810
Investments and Other Assets:
Nuclear decommissioning trust fund	754	684
Goodwill	411	411
Regulatory assets	1,134	1,127
Other assets	744	650
Total investments and other assets	3,043	2,872
TOTAL ASSETS	$27,509	$27,215
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	799	597
Accounts and wages payable	522	817
Taxes accrued	81	53
Interest accrued	81	93
Customer deposits	111	116
Current regulatory liabilities	161	149
Other current liabilities	301	282
Total current liabilities	2,392	2,687
Long-term Debt, Net	8,221	7,859
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,666	2,623
Accumulated deferred investment tax credits	42	43
Regulatory liabilities	4,731	4,637
Asset retirement obligations	630	627
Pension and other postretirement benefits	558	558
Other deferred credits and liabilities	422	408
Total deferred credits and other liabilities	9,049	8,896
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 245.6 and 244.5, respectively	2	2
Other paid-in capital, principally premium on common stock	5,625	5,627
Retained earnings	2,099	2,024
Accumulated other comprehensive loss	(21)	(22)
Total Ameren Corporation shareholders’ equity	7,705	7,631
Noncontrolling Interests	142	142
Total equity	7,847	7,773
TOTAL LIABILITIES AND EQUITY	$27,509	$27,215
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$193	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245	230
Amortization of nuclear fuel	23	24
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	32	26
Allowance for equity funds used during construction	(6)	(5)
Stock-based compensation costs	6	6
Other	(8)	2
Changes in assets and liabilities:
Receivables	4	(26)
Inventories	81	68
Accounts and wages payable	(213)	(249)
Taxes accrued	28	49
Regulatory assets and liabilities	26	20
Assets, other	(14)	1
Liabilities, other	(11)	(57)
Pension and other postretirement benefits	(4)	11
Net cash provided by operating activities	387	258
Cash Flows From Investing Activities:
Capital expenditures	(544)	(579)
Nuclear fuel expenditures	(21)	(12)
Purchases of securities – nuclear decommissioning trust fund	(39)	(38)
Sales and maturities of securities – nuclear decommissioning trust fund	36	34
Other	1	(2)
Net cash used in investing activities	(567)	(597)
Cash Flows From Financing Activities:
Dividends on common stock	(116)	(111)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	202	475
Maturities of long-term debt	(329)	—
Issuances of long-term debt	450	—
Issuances of common stock	19	17
Employee payroll taxes related to stock-based compensation	(29)	(19)
Debt issuance costs	(4)	—
Net cash provided by financing activities	191	360
Net change in cash, cash equivalents, and restricted cash	11	21
Cash, cash equivalents, and restricted cash at beginning of year	107	68
Cash, cash equivalents, and restricted cash at end of period	$118	$89

Noncash financing activity – Issuance of common stock for stock-based compensation	$54	$35
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Common Stock	$2	$2

Other Paid-in Capital:
Beginning of year	5,627	5,540
Shares issued under the DRPlus and 401(k) plan	19	17
Stock-based compensation activity	(21)	(11)
Other paid-in capital, end of period	5,625	5,546

Retained Earnings:
Beginning of year	2,024	1,660
Net income attributable to Ameren common shareholders	191	151
Dividends	(116)	(111)
Other	—	(1)
Retained earnings, end of period	2,099	1,699

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(22)	(18)
Change in deferred retirement benefit costs	1	1
Deferred retirement benefit costs, end of period	(21)	(17)
Total accumulated other comprehensive loss, end of period	(21)	(17)
Total Ameren Corporation Shareholders’ Equity	$7,705	$7,230

Noncontrolling Interests:
Beginning of year	142	142
Net income attributable to noncontrolling interest holders	2	2
Dividends paid to noncontrolling interest holders	(2)	(2)
Noncontrolling interests, end of period	142	142
Total Equity	$7,847	$7,372

Common stock shares outstanding at beginning of year	244.5	242.6
Shares issued under the DRPlus and 401(k) plan	0.3	0.3
Shares issued for stock-based compensation	0.8	0.7
Common stock shares outstanding at end of period	245.6	243.6

Dividends per common share	$0.4750	$0.4575

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Electric	$704	$741
Natural gas	54	51
Total operating revenues	758	792
Operating Expenses:
Fuel	160	188
Purchased power	51	42
Natural gas purchased for resale	27	24
Other operations and maintenance	224	232
Depreciation and amortization	140	136
Taxes other than income taxes	77	80
Total operating expenses	679	702
Operating Income	79	90
Other Income, Net	12	13
Interest Charges	47	51
Income Before Income Taxes	44	52
Income Taxes	4	13
Net Income	40	39
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$39	$38
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	189	223
Accounts receivable – affiliates	20	14
Unbilled revenue	128	155
Miscellaneous accounts receivable	40	42
Inventories	329	358
Current regulatory assets	13	14
Other current assets	32	26
Total current assets	751	832
Property, Plant, and Equipment, Net	12,159	12,103
Investments and Other Assets:
Nuclear decommissioning trust fund	754	684
Regulatory assets	351	366
Other assets	356	306
Total investments and other assets	1,461	1,356
TOTAL ASSETS	$14,371	$14,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	55	55
Accounts and wages payable	224	428
Accounts payable – affiliates	69	69
Taxes accrued	62	27
Interest accrued	47	52
Current regulatory liabilities	64	68
Other current liabilities	128	123
Total current liabilities	985	1,402
Long-term Debt, Net	3,780	3,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,536	1,534
Accumulated deferred investment tax credits	41	42
Regulatory liabilities	2,868	2,799
Asset retirement obligations	626	623
Pension and other postretirement benefits	227	228
Other deferred credits and liabilities	40	16
Total deferred credits and other liabilities	5,338	5,242
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,903	1,903
Preferred stock	80	80
Retained earnings	1,774	1,735
Total shareholders’ equity	4,268	4,229
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,371	$14,291
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$40	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	132
Amortization of nuclear fuel	23	24
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	(1)	(1)
Allowance for equity funds used during construction	(4)	(4)
Other	2	4
Changes in assets and liabilities:
Receivables	56	4
Inventories	29	5
Accounts and wages payable	(167)	(192)
Taxes accrued	44	36
Regulatory assets and liabilities	11	38
Assets, other	(16)	(5)
Liabilities, other	(4)	(10)
Pension and other postretirement benefits	(1)	4
Net cash provided by operating activities	152	76
Cash Flows From Investing Activities:
Capital expenditures	(240)	(249)
Nuclear fuel expenditures	(21)	(12)
Purchases of securities – nuclear decommissioning trust fund	(39)	(38)
Sales and maturities of securities – nuclear decommissioning trust fund	36	34
Net cash used in investing activities	(264)	(265)
Cash Flows From Financing Activities:
Dividends on common stock	—	(50)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	—	243
Maturities of long-term debt	(329)	—
Issuances of long-term debt	450	—
Debt issuance costs	(4)	—
Net cash provided by financing activities	116	192
Net change in cash, cash equivalents, and restricted cash	4	3
Cash, cash equivalents, and restricted cash at beginning of year	8	7
Cash, cash equivalents, and restricted cash at end of period	$12	$10
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Common Stock	$511	$511

Other Paid-in Capital	1,903	1,858

Preferred Stock	80	80

Retained Earnings:
Beginning of year	1,735	1,632
Net income	40	39
Common stock dividends	—	(50)
Preferred stock dividends	(1)	(1)
Retained earnings, end of period	1,774	1,620

Total Shareholders’ Equity	$4,268	$4,069

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Electric	$442	$449
Natural gas	320	311
Total operating revenues	762	760
Operating Expenses:
Purchased power	105	124
Natural gas purchased for resale	134	147
Other operations and maintenance	191	199
Depreciation and amortization	101	90
Taxes other than income taxes	45	41
Total operating expenses	576	601
Operating Income	186	159
Other Income, Net	11	6
Interest Charges	37	37
Income Before Income Taxes	160	128
Income Taxes	39	32
Net Income	121	96
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$120	$95
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $11, respectively)	315	224
Accounts receivable – affiliates	18	21
Unbilled revenue	110	140
Miscellaneous accounts receivable	34	40
Inventories	73	125
Current regulatory assets	92	110
Other current assets	15	16
Total current assets	657	676
Property, Plant, and Equipment, Net	9,347	9,198
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	776	759
Other assets	303	275
Total investments and other assets	1,490	1,445
TOTAL ASSETS	$11,494	$11,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$126	$72
Accounts and wages payable	242	302
Accounts payable – affiliates	63	58
Taxes accrued	19	23
Interest accrued	27	31
Customer deposits	73	76
Current environmental remediation	45	42
Current regulatory liabilities	79	62
Other current liabilities	129	130
Total current liabilities	803	796
Long-term Debt, Net	3,296	3,296
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,151	1,119
Regulatory liabilities	1,765	1,741
Pension and other postretirement benefits	281	280
Environmental remediation	101	109
Other deferred credits and liabilities	203	204
Total deferred credits and other liabilities	3,501	3,453
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,173	2,173
Preferred stock	62	62
Retained earnings	1,659	1,539
Total shareholders’ equity	3,894	3,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,494	$11,319

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$121	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	90
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	24	9
Other	(1)	(2)
Changes in assets and liabilities:
Receivables	(56)	(34)
Inventories	52	63
Accounts and wages payable	(34)	(52)
Taxes accrued	12	1
Regulatory assets and liabilities	18	(16)
Assets, other	3	2
Liabilities, other	(12)	(36)
Pension and other postretirement benefits	(3)	6
Net cash provided by operating activities	227	130
Cash Flows From Investing Activities:
Capital expenditures	(267)	(300)
Net cash used in investing activities	(267)	(300)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	54	162
Capital contribution from parent	—	20
Net cash provided by financing activities	53	181
Net change in cash, cash equivalents, and restricted cash	13	11
Cash, cash equivalents, and restricted cash at beginning of year	80	41
Cash, cash equivalents, and restricted cash at end of period	$93	$52
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended March 31,
	2019	2018
Common Stock	$—	$—

Other Paid-in Capital:
Beginning of year	2,173	2,013
Capital contribution from parent	—	20
Other paid-in capital, end of period	2,173	2,033

Preferred Stock	62	62

Retained Earnings:
Beginning of year	1,539	1,235
Net income	121	96
Preferred stock dividends	(1)	(1)
Retained earnings, end of period	1,659	1,330

Total Shareholders’ Equity	$3,894	$3,425

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
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

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI placed the Spoon River project in service in February 2018, and is developing two additional MISO-approved electric transmission projects, the Illinois Rivers and Mark Twain projects.

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
Variable Interest Entities
As of March 31, 2019, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of March 31, 2019, the maximum exposure to loss related to these variable interest entities was approximately $16 million, which represents the portion of interconnection study costs that may be incurred by Ameren and Ameren Missouri. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of March 31, 2019, and December 31, 2018, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $23 million and $22 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2019, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $23 million plus associated outstanding funding commitments of $15 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2019, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $258 million (December 31, 2018 – $244 million) and $123 million (December 31, 2018 – $122 million), respectively, while total borrowings against the policies were $113 million (December 31,

2018 – $113 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
Accounting and Reporting Developments
See Note 13 – Supplemental Information for additional information on our adoption of authoritative accounting guidance related to leases. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards relating to the measurement of credit losses on financial instruments, fair value measurement disclosures, and defined benefit plan disclosures.
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
Missouri
Wind Generation Facilities and RESRAM
In May 2019, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Enel Green Power North America, Inc. to acquire, after construction, an up-to 300-megawatt wind generation facility to be located in northwestern Missouri. Ameren Missouri expects to file for a certificate of convenience and necessity with the MoPSC in May 2019. Final RTO interconnection costs are expected to be determined in June 2019, and a related RTO transmission interconnection agreement is expected in the fall of 2019.
In 2018, Ameren Missouri entered into two build-transfer agreements to acquire, after construction, an up-to 400-megawatt wind generation facility and an up-to 157-megawatt wind generation facility. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 400-megawatt facility. In March 2019, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 157-megawatt facility. Final MISO interconnection costs for the up-to 400-megawatt facility are expected to be determined in June 2019, and a related transmission interconnection agreement with the MISO is expected in the fall of 2019. Final MISO interconnection costs for the up-to 157-megawatt facility are expected to be determined in the fall of 2019, and a related transmission interconnection agreement with the MISO is expected in early 2020.
All three facilities are expected to be completed by the end of 2020, which would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC for the up-to 300-megawatt facility, obtaining FERC approval for the up-to 157-megawatt facility and the up-to 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions.
The three build-transfer agreements collectively represent approximately $1.4 billion of capital expenditures expected in 2020.
In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. Ameren Missouri expects a decision by the end of 2019. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA. RESRAM regulatory assets earn carrying costs at short-term interest rates.
MEEIA
As a result of MoPSC orders issued in September 2017, October 2018, and January 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, Ameren Missouri recognized gains of $20 million and $5 million during the three months ended March 31, 2019 and 2018, respectively.
2018 Natural Gas Delivery Service Regulatory Rate Review
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service by approximately $4 million, prior to the interim rate reduction discussed below. The natural gas delivery service rate increase request is based on a 10.30% return on equity, a capital structure composed of 51.84% common equity, a rate base of $259 million, and a test year ended June 30, 2018, with certain pro-forma adjustments through the anticipated true-up date of May 31, 2019. In December 2018, the MoPSC issued an order approving a stipulation and agreement for an interim rate reduction of $2 million to reflect cost of service updates including the reduction in the federal corporate income tax rate and the amortization of excess deferred taxes as a result of the TCJA. As a result of the interim rate reduction, Ameren Missouri's requested annual revenues reflect a $6 million increase from interim rates. The interim rate reduction became effective January 2, 2019, and will continue until new rates are approved by the MoPSC in this regulatory rate review. In April 2019, the MoPSC staff recommended a $1 million increase to interim rates, based on a 9.5% return on equity and a 50% ceiling on the common equity ratio.
Illinois
Electric Distribution Service Rates
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. It also reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. An ICC decision in this proceeding is expected by December 2019. As of March 31, 2019, Ameren Illinois had recorded a regulatory asset of $41 million to reflect the difference between Ameren Illinois’ estimate of its 2019 revenue requirement and the revenue requirement reflected in customer rates, including interest.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to one line segment in the Illinois Rivers project. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. Upon appeal, in October 2018, the Illinois Supreme Court reversed the Illinois Circuit Court for Edgar County’s decision and remanded the case for further proceedings. In December 2018, the Illinois Supreme Court issued an order to stay its October 2018 ruling. In February 2019, the landowners filed an appeal with the United States Supreme Court, which was denied in April 2019. In the second quarter of 2019, ATXI intends to seek to reinstate the condemnation cases that were previously dismissed. ATXI expects to complete the line segment in 2020. The estimated line segment capital expenditure investment is approximately $81 million, of which $38 million was invested as of March 31, 2019. The other eight line segments of the Illinois Rivers project have already been completed and placed in-service and are not affected by these proceedings.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base return on common equity to 10.32%, or a 10.82% total allowed return on common equity with the inclusion of a 50 basis point incentive adder for participation in an RTO, effective since September 2016. The 10.82% allowed return on common equity may be replaced prospectively after the FERC issues a final order in the February 2015 complaint case, discussed below.
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In April 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in an unrelated case in which the FERC established the allowed base return on common equity methodology subsequently used in the two MISO complaint cases described above. In October 2018, the FERC issued an order in an unrelated case that proposed a new methodology for determining the base return on equity and required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy, with comments due in June 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadens the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases, and the transmission incentives Notice of Inquiry is open for industry comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case, and any potential impact to the amounts refunded as a result of the September 2016 order, is uncertain.
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
As of March 31, 2019, Ameren and Ameren Illinois had recorded current regulatory liabilities of $44 million and $26 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed return on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a description of our indebtedness provisions and other covenants as well as a description of money pool arrangements.
The Missouri Credit Agreement and the Illinois Credit Agreement were not utilized for direct borrowings during the three months ended March 31, 2019, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at March 31, 2019, was $1.3 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2019. As of March 31, 2019, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 54%, 48%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Ameren (parent)	$618	$470
Ameren Missouri	55	55
Ameren Illinois	126	72
Ameren consolidated	$799	$597

The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the three months ended March 31, 2019 and 2018:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2019
Average daily commercial paper outstanding at par value	$480	$246	$89	$815
Weighted-average interest rate	2.87%	2.84%	2.76%	2.85%
Peak commercial paper during period at par value(a)	$618	$549	$130	$1,113
Peak interest rate	3.10%	2.97%	2.90%	3.10%
2018
Average daily commercial paper outstanding at par value	$378	$213	$137	$728
Weighted-average interest rate	1.90%	1.88%	1.96%	1.90%
Peak commercial paper during period at par value(a)	$454	$282	$238	$960
Peak interest rate	2.35%	2.40%	2.55%	2.55%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three months ended March 31, 2019 and 2018, was 2.87% and 1.90%, respectively. See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2019 and 2018.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2019, Ameren issued a total of 0.3 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $19 million. In addition, in the first quarter of 2019, Ameren issued 0.8 million shares of common stock valued at $54 million upon the vesting of stock-based compensation.
Ameren Missouri
In March 2019, Ameren Missouri issued $450 million of 3.50% first mortgage bonds due March 2029, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2019. Ameren Missouri received net proceeds of $447 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $329 million of its 6.70% senior secured notes that matured February 1, 2019.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At March 31, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET

The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2019 and 2018:

Three Months
	2019	2018
Ameren:

	Three Months
	2019	2018
Allowance for equity funds used during construction	$6	$5
Interest income on industrial development revenue bonds	6	6
Other interest income	2	2
Non-service cost components of net periodic benefit income(a)	22	16
Miscellaneous income	2	1
Donations	(6)	(5)
Miscellaneous expense	(3)	(2)
Total Other Income, Net	$29	$23
Ameren Missouri:
Allowance for equity funds used during construction	$4	$4
Interest income on industrial development revenue bonds	6	6
Non-service cost components of net periodic benefit income(a)	4	5
Miscellaneous income	1	1
Donations	(2)	(1)
Miscellaneous expense	(1)	(2)
Total Other Income, Net	$12	$13
Ameren Illinois:
Allowance for equity funds used during construction	$2	$1
Interest income	2	2
Non-service cost components of net periodic benefit income	12	7
Miscellaneous income	1	—
Donations	(4)	(4)
Miscellaneous expense	(2)	—
Total Other Income, Net	$11	$6

(a)
For the three months ended March 31, 2019 and 2018, the non-service cost components of net periodic benefit income were partially offset by a $7 million and $4 million deferral, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

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
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2019, and December 31, 2018. As of March 31, 2019, these contracts extended through October 2022, October 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions)
	2019			2018
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	65	—	65	66	—	66
Natural gas (in mmbtu)	18	156	174	19	154	173
Power (in megawatthours)	2	8	10	1	8	9

(a)	Consists of ultra-low-sulfur diesel products.

All contracts considered to be derivative instruments are required to be recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 7 – Fair Value Measurements for discussion of our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2019, and December 31, 2018, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2019, and December 31, 2018:

		March 31, 2019			December 31, 2018
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$5	$—	$5	$3	$—	$3
	Other assets	4	—	4	5	—	5
Natural gas	Other current assets	—	3	3	—	1	1
	Other assets	—	3	3	—	2	2
Power	Other current assets	1	—	1	4	—	4
	Other assets	1	—	1	—	—	—
	Total assets	$11	$6	$17	$12	$3	$15
Fuel oils	Other current liabilities	$3	$—	$3	$4	$—	$4
	Other deferred credits and liabilities	4	—	4	9	—	9
Natural gas	Other current liabilities	2	6	8	4	8	12
	Other deferred credits and liabilities	1	4	5	1	6	7
Power	Other current liabilities	2	14	16	4	14	18
	Other deferred credits and liabilities	—	170	170	—	169	169
	Total liabilities	$12	$194	$206	$22	$197	$219
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2019, and December 31, 2018.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of March 31, 2019, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on March 31, 2019, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$64	$4	$58
Ameren Illinois	39	—	29
Ameren	$103	$4	$87

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2019 or 2018. At March 31, 2019, and December 31, 2018, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018:

	March 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren
Derivative assets – commodity contracts(a):
Fuel oils	$2	$—	$7	$9		$1	$—	$7	$8
Natural gas	—	3	3	6		—	2	1	3
Power	—	—	2	2		—	1	3	4
Total derivative assets – commodity contracts	$2	$3	$12	$17		$1	$3	$11	$15
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$488	$—	$—	$488		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	151	—	151		—	148	—	148
Corporate bonds	—	76	—	76		—	72	—	72
Other	—	33	—	33		—	32	—	32
Total nuclear decommissioning trust fund	$488	$260	$—	$748	(b)	$427	$252	$—	$679	(b)
Total Ameren	$490	$263	$12	$765		$428	$255	$11	$694
Ameren Missouri
Derivative assets – commodity contracts(a):
Fuel oils	$2	$—	$7	$9		$1	$—	$7	$8
Power	—	—	2	2		—	1	3	4
Total derivative assets – commodity contracts	$2	$—	$9	$11		$1	$1	$10	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$488	$—	$—	$488		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	151	—	151		—	148	—	148
Corporate bonds	—	76	—	76		—	72	—	72
Other	—	33	—	33		—	32	—	32
Total nuclear decommissioning trust fund	$488	$260	$—	$748	(b)	$427	$252	$—	$679	(b)
Total Ameren Missouri	$490	$260	$9	$759		$428	$253	$10	$691
Ameren Illinois
Derivative assets – commodity contracts(a):
Natural gas	$—	$3	$3	$6		$—	$2	$1	$3
Liabilities:
Ameren
Derivative liabilities – commodity contracts(a):
Fuel oils	$1	$—	$6	$7		$2	$—	$11	$13
Natural gas	—	10	3	13		—	15	4	19
Power	—	—	186	186		—	1	186	187
Total Ameren	$1	$10	$195	$206		$2	$16	$201	$219
Ameren Missouri
Derivative liabilities – commodity contracts(a):
Fuel oils	$1	$—	$6	$7		$2	$—	$11	$13
Natural gas	—	3	—	3		—	5	—	5
Power	—	—	2	2		—	1	3	4
Total Ameren Missouri	$1	$3	$8	$12		$2	$6	$14	$22
Ameren Illinois
Derivative liabilities – commodity contracts(a):
Natural gas	$—	$7	$3	$10		$—	$10	$4	$14
Power	—	—	184	184		—	—	183	183
Total Ameren Illinois	$—	$7	$187	$194		$—	$10	$187	$197

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)	Balance excludes $6 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2019, and December 31, 2018, respectively.

Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018:

	2019			2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$—	$(183)	$(183)	$7	$(195)	$(188)
Realized and unrealized losses included in regulatory assets/liabilities	—	(4)	(4)	(2)	1	(1)
Settlements	—	3	3	(1)	3	2
Ending balance at March 31	$—	$(184)	$(184)	$4	$(191)	$(187)
Change in unrealized losses related to assets/liabilities held at March 31	$—	$(4)	$(4)	$(1)	$1	$—
For the three months ended March 31, 2019 and 2018, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2019, and December 31, 2018:

		Fair Value(a)					Weighted Average
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
2019	Power(b)	$2	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	24 – 38	28
					Nodal basis ($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 4	3
2018	Power(b)	$3	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	23 – 39	28
					Nodal basis ($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 4	3

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022. Valuations beyond 2022 use fundamentally modeled pricing by month for peak and off-peak demand.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2019, and December 31, 2018:

	March 31, 2019
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$118		$118	$—	$—		$118
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	799		—	799	—		799
Long-term debt (including current portion)(a)	8,557	(b)	—	8,623	447	(c)	9,070
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$12		$12	$—	$—		$12
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	4,116	(b)	—	4,404	—		4,404
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$93		$93	$—	$—		$93
Short-term debt	126		—	126	—		126
Long-term debt (including current portion)	3,296	(b)	—	3,515	—		3,515
	December 31, 2018
Ameren:
Cash, cash equivalents, and restricted cash	$107		$107	$—	$—		$107
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	597		—	597	—		597
Long-term debt (including current portion)(a)	8,439	(b)	—	8,240	429	(c)	8,669
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	3,998	(b)	—	4,156	—		4,156
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$80		$80	$—	$—		$80
Short-term debt	72		—	72	—		72
Long-term debt (including current portion)	3,296	(b)	—	3,391	—		3,391

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of March 31, 2019, and December 31, 2018, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $62 million, $25 million, and $32 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2019. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $58 million, $22 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2018.

(c)	The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 8 – RELATED-PARTY TRANSACTIONS
In the normal course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. For a discussion of material related-party agreements and money pool arrangements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K.
Electric Power Supply Agreement
In April 2019, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2019, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 288,000 megawatthours at an average price of $35 per megawatthour during the period of January 2020 through December 2021.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2019 and 2018:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2019	$	(b)	$	(a)
agreements with Ameren Illinois		2018		3		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2019		7		1
rent and facility services		2018		5		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2019		(b)		(b)
miscellaneous support services		2018		(b)		(b)
Total Operating Revenues		2019		$7		$1
		2018		8		1
Ameren Illinois power supply	Purchased Power	2019	$	(a)	$	(b)
agreements with Ameren Missouri		2018		(a)		3
Ameren Illinois transmission	Purchased Power	2019		(a)		(b)
services with ATXI		2018		(a)		(b)
Total Purchased Power		2019	$	(a)	$	(b)
		2018		(a)		3
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2019	$	(b)		$1
rent and facility services		2018		(b)		2
Ameren Services support services	Other Operations and Maintenance	2019		32		30
agreement		2018		33		30
Total Other Operations and Maintenance		2019		$32		$31
		2018		33		32
Money pool borrowings (advances)	Interest Charges/ Other Income, Net	2019		$—		$—
		2018		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at March 31, 2019. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at March 31, 2019.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2019	$279	$154	$25	$88	(d)	$2	$52	$600
2020	160	158	43	54		3	42	460
2021	121	85	58	10		3	30	307
2022	72	32	13	—		3	26	146
2023	—	8	41	—		3	29	81
Thereafter	—	34	29	—		27	71	161
Total	$632	$471	$209	$152		$41	$250	$1,755
Ameren Missouri:
2019	$279	$33	$25	$—		$2	$39	$378
2020	160	34	43	—		3	29	269
2021	121	16	58	—		3	25	223
2022	72	5	13	—		3	26	119
2023	—	5	41	—		3	29	78
Thereafter	—	13	29	—		27	55	124
Total	$632	$106	$209	$—		$41	$203	$1,191
Ameren Illinois:
2019	$—	$121	$—	$88	(d)	$—	$5	$214
2020	—	124	—	54		—	4	182
2021	—	69	—	10		—	—	79
2022	—	27	—	—		—	—	27
2023	—	3	—	—		—	—	3
Thereafter	—	21	—	—		—	—	21
Total	$—	$365	$—	$152		$—	$9	$526

(a)	Includes amounts for generation and for distribution.

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

(d)
In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $10 million of zero emission credits through May 2019.

In April 2019, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products through May 2022. In the April 2019 procurement event, Ameren Illinois contracted to purchase 3,704,000 megawatthours of energy products for $108 million from June 2019 through May 2022. See Note 8 – Related-party Transactions for additional information regarding energy product agreements between Ameren Missouri and Ameren Illinois as a result of the April procurement event.
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
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into two phases: liability and remedy. In the first phase, in January 2017, the district court issued a liability ruling that the projects violated provisions of the Clean Air Act and Missouri law. In the second phase, the district court will determine the actions required to remedy the violations found in the liability phase. The EPA previously withdrew all claims for penalties and fines. A trial on the scope of the appropriate remedy occurred in April 2019, and a final ruling from the court is expected by the end of 2019. Once the court issues its final order and judgment, Ameren Missouri will seek a stay of that order while it seeks an appeal of the liability ruling to the United States Court of Appeals for the Eighth Circuit.
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
CCR Management
In 2015, the EPA issued the CCR rule, which established regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing its surface impoundments and anticipates the last of such CCR storage facilities to be closed by 2023. In July 2018, the EPA issued revisions to the CCR rule and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $131 million recorded on their respective balance sheets as of March 31, 2019, associated with CCR storage facilities that reflect the regulations issued in 2015. Ameren Missouri estimates it will need to make capital expenditures of $150 million to $200 million from 2019 through 2023 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, waste water treatment facilities, and groundwater monitoring equipment.
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
As of March 31, 2019, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at its remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of March 31, 2019, Ameren Illinois estimated the obligation related to these former MGP sites at $145 million to $215 million. Ameren and Ameren Illinois recorded a liability of $145 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of April 1, 2019. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2019.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$450		$—
Pool participation	13,623	(a)	138	(b)
	$14,073	(c)	$138
Property damage:
NEIL and EMANI	$3,200	(d)	$28	(e)
Replacement power:
NEIL	$490	(f)	$7	(e)

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

The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear energy center. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. The most recent five-year inflationary adjustment became effective in November 2018. Owners of nuclear reactors cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by the Price-Anderson Act.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2019	2018	2019	2018
Service cost(a)	$22	$25	$4	$5
Non-service cost components:
Interest cost	47	42	11	11
Expected return on plan assets	(69)	(69)	(19)	(19)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	6	16	(4)	—
Total non-service cost components(b)	$(16)	$(11)	$(13)	$(9)
Net periodic benefit cost (income)	$6	$14	$(9)	$(4)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)	Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2019	2018	2019	2018
Ameren Missouri(a)	$1	$5	$(2)	$—
Ameren Illinois	5	9	(7)	(4)
Ameren(a)	$6	$14	$(9)	$(4)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2019 and 2018:

	Ameren			Ameren Missouri			Ameren Illinois
Three Months	2019	2018		2019	2018		2019	2018
Federal statutory corporate income tax rate:	21%	21%		21%	21%		21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(7)	(2)	(a)	(12)	—	(a)	(3)	(3)
Other depreciation differences	—	—		—	1		—	—
Amortization of deferred investment tax credit	(1)	(1)		(1)	(1)		—	—
State tax	6	7		4	4		7	7
Stock-based compensation	(7)	(3)		—	—		—	—
Other	—	—		(3)	—		—	—
Effective income tax rate	12%	22%		9%	25%		25%	25%

(a)	Based on an order by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018.

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of March 31, 2019, and December 31, 2018:

	March 31, 2019			December 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$8	$—	$—	$16	$—	$—
Restricted cash included in “Other current assets”	16	5	6	13	4	6
Restricted cash included in “Other assets”	87	—	87	74	—	74
Restricted cash included in “Nuclear decommissioning trust fund”	7	7	—	4	4	—
Total cash, cash equivalents, and restricted cash	$118	$12	$93	$107	$8	$80
Restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2019, and December 31, 2018, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $38 million and $33 million, respectively.
For the three months ended March 31, 2019 and 2018, the Ameren Companies recorded immaterial bad debt expense.
Leases
In the first quarter of 2019, we adopted authoritative accounting guidance related to leases, which affected our financial position, but did not materially affect our results of operations or liquidity. The most significant impact for us was the recognition of right-of-use assets and lease liabilities for operating leases, while the accounting for our finance leases remained substantially unchanged. Ameren and Ameren Missouri recognized right-of-use assets and offsetting lease liabilities of $38 million and $36 million at January 1, 2019, respectively, primarily related to rail car leases. The effect of the adoption was immaterial at Ameren Illinois. No adjustment to comparative periods was made. We elected the available practical expedients upon adoption.
Ameren Missouri leases rail cars under operating lease arrangements for the transportation of coal inventory to its energy centers. Although Ameren Missouri has options to renew a portion of these arrangements for up to five years on similar terms, the exercise of these options was not assumed in the recognition of right-of-use assets and lease obligations. For rail car leases, we account for the lease and non-lease components as a single lease component.
The operating lease expense and the cash paid for amounts included in the measurement of operating lease liabilities at Ameren and Ameren Missouri were immaterial for the three months ended March 31, 2019 and 2018.
The following table provides supplemental balance sheet information related to operating leases as of March 31, 2019:

	Ameren	Ameren Missouri
Other assets	$36	$34
Other current liabilities	7	6
Other deferred credits and liabilities	29	28
Weighted average remaining operating lease term	6 years	6 years
Weighted average discount rate(a)	3.6%	3.6%

(a)
As most of our lease agreements do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable.

The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of March 31, 2019:

	Ameren	Ameren Missouri
2019	$6	$5
2020	7	7
2021	7	6
2022	6	5
2023	5	5
Thereafter	10	10
Total lease payments	41	38
Less imputed interest	5	4
Total(a)	$36	$34

(a)
The amount of remaining maturities of operating lease liabilities under previous authoritative accounting guidance as of December 31, 2018, is materially consistent to the amount as of March 31, 2019. Maturities of certain financing arrangements, including the Peno Creek and Audrain energy centers' long-term agreements, are no longer required to be disclosed as lease-related maturities. See Note 5 - Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for further information on financing arrangements.

Supplemental Cash Flow Information
The following table provides noncash investing activity excluded from the statements of cash flows for the three months ended March 31, 2019 and 2018:

	March 31, 2019			March 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Accrued capital expenditures	$208	$92	$106	$202	$73	$114
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	64	64	—	(11)	(11)	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2019:

	Ameren Missouri		Ameren Illinois(a)		Ameren
Balance at December 31, 2018	$646	(a)	$4	(b)	$650	(a)
Liabilities settled	(3)		—		(3)
Accretion	6	(c)	—		6	(c)
Balance at March 31, 2019	$649	(a)	$4	(b)	$653	(a)

(a)	Balance included $23 million in “Other current liabilities” on the balance sheet as of both December 31, 2018, and March 31, 2019.

(b)	Included in “Other deferred credits and liabilities” on the balance sheet.

(c)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Stock-based Compensation
The following table summarizes Ameren's nonvested performance share unit and restricted stock unit activity for the three months ended March 31, 2019:

	Performance Share Units			Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit		Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2019(a)	682,811	$56.58		155,253	$57.38
Granted	288,956	67.42	(b)	124,925	65.23
Forfeitures	(2,228)	65.06		(833)	63.16
Vested and undistributed(c)	(65,458)	62.04		(14,047)	61.77
Vested and distributed	(176,923)	44.13		—	—
Nonvested at March 31, 2019(d)	727,158	$63.40		265,298	$60.64

(a)	Does not include 619,783 vested and undistributed performance share units and 26,557 vested and undistributed restricted stock units.

(b)
Significant inputs to the Monte Carlo simulation model used to calculate the fair value of performance share units granted include Ameren’s closing common share price of $65.23 at December 31, 2018, Ameren’s common stock volatility of 17%, a volatility range for the peer group of 15% to 25%, and a three-year risk-free rate of 2.46%.

(c)
Vested and undistributed units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.

(d)	Does not include 333,466 vested and undistributed performance share units and 40,604 vested and undistributed restricted stock units.
For the three months ended March 31, 2019 and 2018, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $14 million and $6 million, respectively.
Deferred Compensation
As of March 31, 2019, and December 31, 2018, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $78 million and $80 million, respectively, recorded at the present value of future benefits to be paid.
Operating Revenues
As of March 31, 2019 and 2018, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2019 and 2018:

	Three Months
	2019	2018
Ameren Missouri	$31	$34
Ameren Illinois	39	35	(a)
Ameren	$70	$69	(a)

(a)	Amounts have been adjusted from those previously reported to reflect additional excise taxes for the three months ended March 31, 2018.
Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the period. Earnings per diluted share reflects the dilution that would occur if certain stock-based performance share units and restricted stock units were assumed to be settled. The number of performance share units and restricted stock units assumed settled was 1.5 million for both the three months ended March 31, 2019 and 2018. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2019 and 2018.
NOTE 14 – SEGMENT INFORMATION
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
Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois at each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission services provided to Ameren Illinois Electric Distribution, other retail electric suppliers, and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2019 and 2018. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2019
External revenues	$751	$386	$320	$99		$—	$—	$1,556
Intersegment revenues	7	1	—	15		—	(23)	—
Net income attributable to Ameren common shareholders	39	36	57	44	(a)	15	—	191
Capital expenditures	240	124	51	121		10	(2)	544
2018
External revenues	$784	$399	$311	$91		$—	$—	$1,585
Intersegment revenues	8	1	—	13		—	(22)	—
Net income attributable to Ameren common shareholders	38	33	42	37	(a)	1	—	151
Capital expenditures	249	122	60	145		7	(4)	579

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).
Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2019
External revenues	$387	$320	$55	$—	$762
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	36	57	27	—	120
Capital expenditures	124	51	92	—	267
2018
External revenues	$400	$311	$49	$—	$760
Intersegment revenues	—	—	13	(13)	—
Net income available to common shareholder	33	42	20	—	95
Capital expenditures	122	60	118	—	300
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2019 and 2018. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Ameren
2019
Residential	$312	$217	$—	$—	$—	$—	$529
Commercial	239	123	—	—	—	—	362
Industrial	55	34	—	—	—	—	89
Other	98	13	—	114	—	(23)	202
Total electric revenues	$704	$387	$—	$114	$—	$(23)	$1,182
Residential	$38	$—	$246	$—	$—	$—	$284
Commercial	16	—	65	—	—	—	81
Industrial	2	—	4	—	—	—	6
Other	(2)	—	5	—	—	—	3
Total gas revenues	$54	$—	$320	$—	$—	$—	$374
Total revenues(a)	$758	$387	$320	$114	$—	$(23)	$1,556
2018
Residential	$332	$219	$—	$—	$—	$—	$551
Commercial	252	124	—	—	—	—	376
Industrial	61	35	—	—	—	—	96
Other	96	22	—	104	—	(22)	200
Total electric revenues	$741	$400	$—	$104	$—	$(22)	$1,223
Residential	$41	$—	$243	$—	$—	$—	$284
Commercial	16	—	67	—	—	—	83
Industrial	2	—	6	—	—	—	8
Other	(8)	—	(5)	—	—	—	(13)
Total gas revenues	$51	$—	$311	$—	$—	$—	$362
Total revenues(a)	$792	$400	$311	$104	$—	$(22)	$1,585

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2019 and 2018:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2019
Revenues from alternative revenue programs	$15	$22	$(3)	$(5)	$29
Other revenues not from contracts with customers	5	3	1	—	9
2018
Revenues from alternative revenue programs	$(4)	$31	$(3)	$(4)	$20
Other revenues not from contracts with customers	14	10	1	—	25
Ameren Illinois

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Total Ameren Illinois
2019
Residential	$217	$246	$—	$—	$463
Commercial	123	65	—	—	188
Industrial	34	4	—	—	38
Other	13	5	70	(15)	73
Total revenues(a)	$387	$320	$70	$(15)	$762
2018
Residential	$219	$243	$—	$—	$462
Commercial	124	67	—	—	191
Industrial	35	6	—	—	41
Other	22	(5)	62	(13)	66
Total revenues(a)	$400	$311	$62	$(13)	$760

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2019 and 2018:

Three Months	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2019
Revenues from alternative revenue programs	$22	$(3)	$(5)	$14
Other revenues not from contracts with customers	3	1	—	4
2018
Revenues from alternative revenue programs	$31	$(3)	$(4)	$24
Other revenues not from contracts with customers	10	1	—	11
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

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI placed the Spoon River project in service in February 2018, and is developing two additional MISO-approved electric transmission projects, the Illinois Rivers and Mark Twain projects.

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
OVERVIEW
Ameren's first quarter 2019 net income attributable to common shareholders was $191 million, or 78 cents per diluted share, compared with first quarter 2018 net income attributable to common shareholders of $151 million, or 62 cents per diluted share. The increase in year-over-year earnings reflected the benefits of increased infrastructure investments, which contributed to higher net income at each of Ameren’s business segments. Ameren Illinois Natural Gas earnings increased as a result of higher delivery service rates and a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates. Increased infrastructure investments drove higher earnings at Ameren Transmission and Ameren Illinois Electric Distribution, each of which benefits from formulaic ratemaking. Ameren Missouri earnings also rose reflecting higher weather-driven electric retail sales and energy-efficiency performance incentives that offset the comparative impacts of timing differences in 2018 between income tax expense and revenue reductions related to federal tax reform. This timing difference will affect 2019 quarterly earnings comparisons but is not expected to affect the full-year comparison. The first quarter earnings comparison also benefited from a lower consolidated effective income tax rate.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested over $0.5 billion in those businesses in the three months ended March 31, 2019.
In May 2019, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Enel Green Power North America, Inc. to acquire, after construction, an up-to 300-megawatt wind generation facility to be located in northwestern Missouri. Ameren Missouri expects to file for a certificate of convenience and necessity with the MoPSC in May 2019. Final RTO interconnection costs are expected to be determined in June 2019, and a related RTO transmission interconnection agreement is expected in the fall of 2019.
In 2018, Ameren Missouri entered into two build-transfer agreements to acquire, after construction, an up-to 400-megawatt wind generation facility and an up-to 157-megawatt wind generation facility. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 400-megawatt facility. In March 2019, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 157-megawatt facility. Final MISO interconnection costs for the up-to 400-megawatt facility are expected to be determined in June 2019, and a related transmission interconnection agreement with the MISO is expected in the fall of 2019. Final MISO interconnection costs for the up-to 157-megawatt facility are expected to be determined in the fall of 2019, and a related transmission interconnection agreement with the MISO is expected in early 2020.
All three facilities are expected to be completed by the end of 2020, which would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC for the up-to 300-megawatt facility, obtaining FERC approval for the up-to 157-megawatt facility and the up-to 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions.
The three build-transfer agreements collectively represent approximately $1.4 billion of capital expenditures expected in 2020. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.
In January 2019, Ameren Missouri recognized MEEIA 2013 and MEEIA 2016 performances incentives totaling $20 million. The MEEIA 2019 plan began in March 2019. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ended December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.
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
In March 2019, Ameren issued its Building a Cleaner Energy Future report, which provides Ameren's plan for reducing carbon emissions and addressing climate risk. The plan is largely reflected in the Ameren Missouri 2017 IRP.
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. It also reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. An ICC decision in this proceeding is expected by December 2019.
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
Ameren Missouri’s electric service and natural gas distribution service rates are established in a traditional regulatory rate review based on a historical test year and an allowed return on equity. To mitigate the effects of regulatory lag, Ameren Missouri has recovery mechanisms in place for certain costs that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Missouri’s FAC cost recovery mechanism allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. In addition, Ameren Missouri’s MEEIA customer energy-efficiency program costs, the related lost electric margins, and any performance incentive are recoverable through the MEEIA cost recovery mechanism without a traditional regulatory rate review. Ameren Missouri also has a cost recovery mechanism for natural gas purchased on behalf of its customers. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. Ameren Missouri employs other cost recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain tax position tracker, a tracker on certain excess deferred taxes, a renewable energy standards cost tracker, and a solar rebate program tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and weighted average cost of capital return for renewable generation plant placed in service not recovered under PISA. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA for renewable generation. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Ameren Illinois’ electric distribution service rates are reconciled annually to its actual revenue requirement and allowed return on equity, under a formula ratemaking process effective through 2022. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity component is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds.
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

FERC’s electric transmission formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed return on equity. Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These rates are updated each January with forecasted information. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is collected from, or refunded to, customers within two years from the end of the year. The total return on equity currently allowed for Ameren Illinois’ and ATXI’s electric transmission service businesses is 10.82% and is subject to a FERC complaint case. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
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
Earnings Summary

The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2019 and 2018:

	Three Months
	2019	2018
Net income attributable to Ameren common shareholders	$191	$151
Earnings per common share – basic and diluted	0.78	0.62
Net income attributable to Ameren common shareholders increased $40 million, or 16 cents per diluted share, in the three months ended March 31, 2019, compared with the year-ago period. The increase was primarily due to net income increases of $15 million, $14 million, $7 million, and $3 million at Ameren Illinois Natural Gas, activity not reported as part of a segment, primarily at Ameren (parent), Ameren Transmission, and Ameren Illinois Electric Distribution, respectively.
Earnings per diluted share were favorably affected in the three months ended March 31, 2019, compared to the year-ago period by:

•	the recognition of MEEIA 2013 and MEEIA 2016 performance incentives (5 cents per share);

•
increased margins at Ameren Illinois Natural Gas pursuant to the ICC's November 2018 natural gas rate order, which will partially reverse by year-end due to a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates (5 cents per share);

•	increased electric retail sales at Ameren Missouri due, in part, to colder winter temperatures experienced in 2019 (3 cents per share);

•	a decrease in the effective income tax rate primarily due to an increase in the income tax benefit recorded at Ameren (parent) related to stock-based compensation (3 cents per share);

•	decreased interim period income tax expense, primarily at Ameren (parent), which is not expected to materially affect year-over-year earnings (3 cents per share);

•	increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily due to additional rate base investment (3 cents per share);

•	decreased financing costs at Ameren Missouri, primarily due to the deferral of interest expense under PISA and lower interest rates (1 cent per share); and

•
decreased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to changes in the cash surrender value of company-owned life insurance, largely offset by higher electric distribution maintenance costs and costs related to the Callaway energy center’s scheduled refueling and maintenance outage that began in April 2019 (1 cent per share).

Earnings per diluted share were unfavorably affected in the three months ended March 31, 2019, compared to the year-ago period by:

•
decreased earnings at Ameren Missouri due to the impact of timing differences in 2018 between income tax expense and revenue reductions associated with the TCJA, which affects interim period earnings comparisons but is not expected to materially affect year-over-year earnings (8 cents per share);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri and Ameren Illinois Natural Gas resulting from additional property, plant, and equipment (2 cents per share); and

•	increased weighted-average basic common shares outstanding (1 cent per share).
The cents per share information presented is based on the weighted-average basic common shares outstanding in the three months ended March 31, 2018, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2019 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2019 and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2019:
Electric margins	$493	$267	$—	$114	$(8)	$866
Natural gas margins	27	—	186	—	—	213
Other operations and maintenance	(224)	(119)	(59)	(15)	—	(417)
Depreciation and amortization	(140)	(68)	(20)	(20)	—	(248)
Taxes other than income taxes	(77)	(20)	(24)	(1)	(4)	(126)
Other income, net	12	6	3	1	7	29
Interest charges	(47)	(18)	(10)	(19)	(3)	(97)
Income (taxes) benefit	(4)	(11)	(19)	(16)	23	(27)
Net income	40	37	57	44	15	193
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$39	$36	$57	$44	$15	$191
Three Months 2018:
Electric margins	$511	$263	$—	$104	$(6)	$872
Natural gas margins	27	—	164	—	—	191
Other operations and maintenance	(232)	(125)	(60)	(16)	2	(431)
Depreciation and amortization	(136)	(63)	(15)	(18)	(2)	(234)
Taxes other than income taxes	(80)	(17)	(23)	(1)	(4)	(125)
Other income, net	13	3	1	2	4	23
Interest charges	(51)	(18)	(10)	(19)	(3)	(101)
Income (taxes) benefit	(13)	(9)	(15)	(15)	10	(42)
Net income	39	34	42	37	1	153
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$38	$33	$42	$37	$1	$151

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2019 and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2019:
Electric and natural gas margins	$267	$186	$70	$523
Other operations and maintenance	(119)	(59)	(13)	(191)
Depreciation and amortization	(68)	(20)	(13)	(101)
Taxes other than income taxes	(20)	(24)	(1)	(45)
Other income, net	6	3	2	11
Interest charges	(18)	(10)	(9)	(37)
Income taxes	(11)	(19)	(9)	(39)
Net income	37	57	27	121
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$36	$57	$27	$120
Three Months 2018:
Electric and natural gas margins	$263	$164	$62	$489
Other operations and maintenance	(125)	(60)	(14)	(199)
Depreciation and amortization	(63)	(15)	(12)	(90)
Taxes other than income taxes	(17)	(23)	(1)	(41)
Other income, net	3	1	2	6
Interest charges	(18)	(10)	(9)	(37)
Income taxes	(9)	(15)	(8)	(32)
Net income	34	42	20	96
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$33	$42	$20	$95

Electric and Natural Gas Margins

The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2019, compared with the year-ago period. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$3	$—	$—	$—	$—	$3
Base rates (estimate)(c)	(33)	4	—	10	—	(19)
Recovery of power restoration efforts provided to other utilities	(9)	(7)	—	—	—	(16)
Sales volume (excluding the estimated effects of weather and MEEIA)	1	—	—	—	—	1
MEEIA 2013 and MEEIA 2016 performance incentives	15	—	—	—	—	15
Off-system sales	(20)	—	—	—	—	(20)
Energy-efficiency program investments	—	4	—	—	—	4
Other	7	3	—	—	(1)	9
Cost recovery mechanisms – offset in fuel and purchased power(d)	(1)	(17)	—	—	—	(18)
Total electric revenue change	$(37)	$(13)	$—	$10	$(1)	$(41)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$20	$—	$—	$—	$—	$20
Effect of weather (estimate)(b)	(1)	—	—	—	—	(1)
Other	(1)	—	—	—	(1)	(2)
Cost recovery mechanisms – offset in electric revenue(d)	1	17	—	—	—	18
Total fuel and purchased power change	$19	$17	$—	$—	$(1)	$35
Net change in electric margins	$(18)	$4	$—	$10	$(2)	$(6)
Natural gas revenue change:
Effect of weather (estimate)(b)	$2	$—	$—	$—	$—	$2
Base rates (estimate)	—	—	6	—	—	6
Change in rate design	—	—	12	—	—	12
Other	—	—	1	—	—	1
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	1	—	(13)	—	—	(12)
Other cost recovery mechanisms(e)	—	—	3	—	—	3
Total natural gas revenue change	$3	$—	$9	$—	$—	$12
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(2)	$—	$—	$—	$—	$(2)
Cost recovery mechanisms – offset in natural gas revenue(d)	(1)	—	13	—	—	12
Total natural gas purchased for resale change	$(3)	$—	$13	$—	$—	$10
Net change in natural gas margins	$—	$—	$22	$—	$—	$22

(a)	Includes an increase in transmission margins of $8 million at Ameren Illinois for the three months ended March 31, 2019, compared with the year-ago period.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

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

Ameren
Ameren’s electric margins decreased $6 million, or less than 1%, for the three months ended March 31, 2019, compared with the year-ago period, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, as discussed below.
Ameren’s natural gas margins increased $22 million, or 12%, for the three months ended March 31, 2019, compared with the year-ago period because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $10 million, or 10%, for the three months ended March 31, 2019, compared with the year-ago period. Margins were favorably affected by increased capital investment, as evidenced by an 11% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins decreased $18 million, or 4%, for the three months ended March 31, 2019, compared with the year-ago period.
The following items had an unfavorable effect on Ameren Missouri’s electric margins between periods:

•	The reduction of customer rates in accordance with the TCJA provisions in Missouri Senate Bill 564 decreased margins an estimated $33 million.

•	A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts decreased revenues $9 million.
The following items had a favorable effect on Ameren Missouri’s electric margins between periods:

•
The MEEIA 2013 and MEEIA 2016 performance incentives increased revenues $15 million. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.

•
Winter temperatures were colder as heating degree days increased 2%. The effect of weather increased margins an estimated $2 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$3 million) and the effect of weather (estimate) on fuel and purchased power (-$1 million) in the table above.

•
Excluding the estimated effects of weather and the MEEIA 2016 customer energy-efficiency programs, total retail sales volumes increased less than 1%, which increased margins an estimated $1 million, primarily due to growth. The change in margins due to sales volumes is the sum of the effect of sales volumes (excluding the effect of weather) on electric revenues (+$1 million), the effect of the revenue change in off-system sales (-$20 million), and the effect of the change in energy costs (excluding the effect of weather and MEEIA) (+$20 million) in the table above. While MEEIA 2016 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

Ameren Missouri’s natural gas margins were comparable between periods.
Ameren Illinois
Ameren Illinois’ electric margins increased $12 million, or 4%, for the three months ended March 31, 2019, compared with the year-ago period, driven by increased margins at Ameren Illinois Transmission ($8 million) and Ameren Illinois Electric Distribution ($4 million). Ameren Illinois Natural Gas’ margins increased $22 million between periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $4 million, or 2%, for the three months ended March 31, 2019, compared with the year-ago period.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins between periods:

•
Revenues increased due to higher recoverable expenses and increased rate base under formula ratemaking pursuant to the IEIMA, partially offset by a lower recognized return on equity, which collectively increased margins $4 million.

•	Revenues increased $4 million due to energy-efficiency program investments pursuant to the FEJA.

Ameren Illinois Electric Distribution’s margins were unfavorably affected by a reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which decreased revenues $7 million between periods.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $22 million, or 13%, for the three months ended March 31, 2019, compared with the year-ago period.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins between periods:

•
The implementation of a change in rate design pursuant to the ICC’s November 2018 natural gas order increased margins by $12 million. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect year-over-year earnings.

•	Revenues increased $6 million due to higher natural gas base rates, as a result of the November 2018 natural gas rate order.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $8 million, or 13% for the three months ended March 31, 2019, compared with the year-ago period. Margins were favorably affected by increased capital investment, as evidenced by a 15% increase in rate base used to calculate the revenue requirement.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $14 million lower in the three months ended March 31, 2019, compared with the year-ago period, due to the items discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses were $8 million lower in the three months ended March 31, 2019, compared with the year-ago period. Labor and benefit costs decreased $10 million, primarily due to a $9 million reduction in power restoration assistance provided to other utilities. Additionally, expenses decreased because of an $8 million increase in the cash surrender value of company-owned life insurance.
The following items partially offset the above decreases in other operations and maintenance expenses between periods:

•
Energy center maintenance costs increased $5 million, primarily due to preparation costs for the Callaway energy center refueling and maintenance outage that began in April 2019. The previous Callaway energy center refueling and maintenance outage took place in the fourth quarter of 2017.

•	Electric distribution maintenance expenditures were $4 million higher, primarily due to increased system repair work.

•	MEEIA 2016 customer energy-efficiency program costs increased $3 million.
Ameren Illinois
Other operations and maintenance expenses were $8 million lower in the three months ended March 31, 2019, compared with the year-ago period at Ameren Illinois, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Natural Gas and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $6 million lower in the three months ended March 31, 2019, compared with the year-ago period, primarily because of a decrease in labor and benefit costs resulting from a $7 million reduction in power restoration assistance provided to other utilities. Additionally, expenses decreased because of a $3 million increase in the cash surrender value of company-owned life insurance. These decreases were partially offset by a $2 million increase in amortization of regulatory assets associated with the FEJA energy-efficiency program.

Depreciation and Amortization
Depreciation and amortization expenses increased $14 million, $4 million, and $11 million in the three months ended March 31, 2019, compared with the year-ago period, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. The increase at Ameren Missouri was partially offset by a deferral of depreciation expense under PISA of $3 million.
Taxes Other Than Income Taxes
Taxes other than income taxes were comparable at Ameren in the three months ended March 31, 2019, compared with the year-ago period. Taxes other than income taxes decreased $3 million at Ameren Missouri, primarily because of lower gross receipts taxes. Taxes other than income taxes increased $3 million at Ameren Illinois Electric Distribution, primarily because of increased distribution taxes.
Other Income, Net
Other income, net, increased $6 million at Ameren in the three months ended March 31, 2019, compared with the year-ago period, primarily due to increased non-service cost components of net periodic benefit income at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.
Interest Charges
Interest charges decreased $4 million at both Ameren and Ameren Missouri in the three months ended March 31, 2019, compared with the year-ago period, primarily because of a lower average interest rate on long-term debt at Ameren Missouri and a deferral of interest expense under PISA of $2 million. Partially offsetting these decreases at Ameren Missouri was an increase in interest charges resulting from higher average outstanding debt. Interest charges were comparable between periods at Ameren Illinois and its segments resulting from a lower average interest rate on long-term debt offset by higher average outstanding debt.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2019 and 2018:

	Three Months(a)
	2019	2018
Ameren	12%	22%
Ameren Missouri	9%	25%
Ameren Illinois	25%	25%
Ameren Illinois Electric Distribution	24%	22%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	25%	28%
Ameren Transmission	26%	28%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2019 and 2018.
See Note 12 – Income Taxes under Part I, Item 1 of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies. The effective income tax rate was lower at Ameren Transmission and Ameren Illinois Transmission in the three months ended March 31, 2019, compared with the year-ago period, primarily because of increased amortization of excess deferred taxes in the first quarter of 2019. The effective income tax rate was higher at Ameren Illinois Electric Distribution in the three months ended March 31, 2019, compared with the year-ago period, primarily because of lower current year tax benefits from certain property-related temporary differences largely attributable to the allowance for equity funds used during construction.
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

The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2020 because of our use of net operating losses and tax credit carryforwards. Additionally, operating cash flows will be further reduced by lower customer rates, resulting from the return of excess deferred taxes. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities. We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2023. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of March 31, 2019.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments may periodically result in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2019, for the Ameren Companies. The working capital deficit as of March 31, 2019, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, along with cash and cash equivalents, the Ameren Companies had net available liquidity of $1.3 billion at March 31, 2019. See Credit Facility Borrowings and Liquidity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by Financing Activities
	2019	2018	Variance	2019	2018	Variance	2019	2018	Variance
Ameren	$387	$258	$129	$(567)	$(597)	$30	$191	$360	$(169)
Ameren Missouri	152	76	76	(264)	(265)	1	116	192	(76)
Ameren Illinois	227	130	97	(267)	(300)	33	53	181	(128)
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly affect the amount and timing of our cash provided by operating activities. Non-cash items included as adjustments to our electric and natural gas margins primarily include alternative revenue program mechanisms.
Ameren
Ameren’s cash from operating activities increased $129 million in the first three months of 2019, compared with the year-ago period. The following items contributed to the increase:

•	A net $36 million increase primarily due to the timing of payments of accounts and wages payable.

•	A net $26 million increase resulting from costs and associated collections under various cost recovery mechanisms from Ameren Missouri and Ameren Illinois customers.

•	A $24 million increase resulting from a decrease in coal inventory levels at Ameren Missouri due to delivery disruptions from flooding in 2019.

•	A $23 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.
The increase in Ameren’s cash from operating activities between periods was partially offset by an $11 million decrease in natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the year-ago period.

Ameren Missouri
Ameren Missouri’s cash from operating activities increased $76 million in the first three months of 2019, compared with the year-ago period. The following items contributed to the increase:

•	A net $25 million increase primarily due to timing of payments of accounts and wages payable.

•	A $24 million increase resulting from a decrease in coal inventory levels due to delivery disruptions from flooding in 2019.

•	A $12 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of the payments.

•	A $6 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $4 million decrease in interest payments, primarily due to a decrease in the average interest rate of long-term debt.

•	A net $3 million decrease in returns of collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.
The increase in Ameren Missouri’s cash from operating activities between periods was partially offset by a net $24 million decrease resulting from costs and associated collections under various cost recovery mechanisms from customers.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $97 million in the first three months of 2019, compared with the year-ago period. The following items contributed to the increase:

•	A net $50 million increase resulting from costs and associated collections under various cost recovery mechanisms from customers.

•	A $22 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of the payments.

•	A $17 million increase resulting from electric and natural gas margins, as discussed in Results of Operations, excluding certain noncash items, as well as the change in customer receivable balances.

•	A $7 million increase related to the timing of net payments to affiliates.

•	A $4 million decrease in payments to contractors for electric distribution maintenance costs, primarily due to decreased vegetation management costs.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:

•	An $11 million decrease in natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.

•	A $7 million increase in interest payments, primarily due to an increase in the average outstanding debt.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $30 million in the first three months of 2019, compared with the year-ago period, primarily as a result of decreased capital expenditures of $35 million, which was driven by activity at Ameren Missouri and Ameren Illinois, as discussed below. The decrease was partially offset by a $9 million increase due to the timing of nuclear fuel expenditures.
Ameren Missouri’s cash used in investing activities was comparable between periods. Nuclear fuel expenditures increased $9 million between periods, which was offset by a $9 million decrease in capital expenditures, primarily due to a reduction in capital expenditures related to software and electric distribution system reliability projects.
Ameren Illinois’ cash used in investing activities decreased $33 million between periods due to decreased capital expenditures related to substation upgrades, upgrades to natural gas main infrastructure, and electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities decreased $169 million during the first three months of 2019, compared with the year-ago period. During the first three months of 2019, Ameren utilized net commercial paper issuances of $202 million and cash on hand to repay long-term indebtedness of $329 million at maturity. Additionally, Ameren issued $450 million of long-term indebtedness to repay outstanding commercial paper and to fund, in part, investing activities. In comparison, during the first three months of 2018, Ameren utilized net proceeds from the issuance of $475 million of net commercial paper issuances to fund, in part, investing activities.

Ameren Missouri’s cash provided by financing activities decreased $76 million during the first three months of 2019, compared with the year-ago period. During the first three months of 2019, Ameren Missouri utilized net commercial paper issuances and cash on hand to repay long-term indebtedness of $329 million at maturity. Additionally, Ameren Missouri issued $450 million of long-term indebtedness to repay outstanding commercial paper and to fund, in part, investing activities. In comparison, during the first three months of 2018, Ameren Missouri utilized net proceeds from commercial paper issuances of $243 million to fund, in part, investing activities. Additionally, during the first three months of 2019, Ameren Missouri did not pay common stock dividends, compared with $50 million in dividend payments in the year-ago period.
Ameren Illinois’ cash provided by financing activities decreased $128 million during the first three months of 2019, compared with the year-ago period. During the first three months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $54 million to fund, in part, investing activities. In comparison, during the first three months of 2018, Ameren Illinois utilized net proceeds from commercial paper issuances of $162 million to fund, in part, investing activities. In the first three months of 2019, Ameren Illinois did not receive a capital contribution from Ameren (parent), compared with a $20 million capital contribution received in the year-ago period.
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
The following table presents Ameren’s consolidated liquidity as of March 31, 2019:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	360
Less: Ameren Missouri commercial paper outstanding	55
Less: Letters of credit	7
Missouri Credit Agreement – subtotal	578
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	258
Less: Ameren Illinois commercial paper outstanding	126
Less: Letters of credit	2
Illinois Credit Agreement – subtotal	714
Subtotal	$1,292
Cash and cash equivalents	8
Net Available Liquidity	$1,300
The Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Both Credit Agreements are available to Ameren (parent) to support issuances under Ameren (parent)’s commercial paper program, subject to available credit capacity under the agreements. The Missouri Credit Agreement is available to support issuances under Ameren Missouri’s commercial paper program. The Illinois Credit Agreement is available to support issuances under Ameren Illinois’ commercial paper program. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In 2018, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2020 and September 2020, respectively. In 2017, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2019.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to the Credit Agreements or to other borrowing arrangements.
Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of any issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the three months ended March 31, 2019 and 2018:

	Month Issued, Redeemed, or Matured	2019		2018
Issuances of Long-term Debt
Ameren Missouri:
3.50% First mortgage bonds due 2029	March	$450		$—
Total Ameren long-term debt issuances		$450		$—
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$19	(a) (b)	$17	(a) (b)
Total common stock issuances		$19		$17
Total Ameren long-term debt and common stock issuances		$469		$17
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.70% Senior secured notes due 2019	February	$329		$—
Total Ameren long-term debt redemptions and maturities		$329		$—

(a)	Ameren issued a total of 0.3 million shares of common stock under its DRPlus and 401(k) plan in both the three months ended March 31, 2019 and 2018.

(b)
Excludes 0.8 million shares of common stock valued at $54 million and 0.7 million shares of common stock valued at $35 million issued in connection with stock-based compensation for the three months ended March 31, 2019 and 2018, respectively.

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
At March 31, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On May 3, 2019, Ameren’s board of directors declared a quarterly common stock dividend of 47.5 cents per share payable on June 28, 2019, to shareholders of record on June 12, 2019.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2019, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2019 and 2018:

	Three Months
	2019	2018
Ameren	$116	$111
Ameren Missouri	—	50
ATXI	15	—
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At March 31, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at March 31, 2019. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2019, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $87 million, $58 million, and $29 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2019, if market prices were 15% higher or lower than March 31, 2019 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
We seek to earn competitive returns on investments in our businesses. We seek to improve our regulatory frameworks and cost recovery mechanisms and are simultaneously pursuing constructive regulatory outcomes within existing frameworks, while also advocating for responsible energy policies. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned returns on equity and on allocating capital resources to business opportunities that we expect will offer the most attractive risk-adjusted return potential.
As part of Ameren’s strategic plan, we pursue projects to meet our customers’ energy needs and to improve electric and natural gas system reliability, safety, and security within our service territories. Ameren also evaluates competitive electric transmission investment opportunities as they arise. Additionally, Ameren Missouri expects to transition to a cleaner, more diverse energy generation portfolio over time by making investments in renewable energy resources and retiring its coal-fired generation at the end of each energy center’s useful life, among other things.
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2019 and beyond.
Operations

•
In 2018, Missouri Senate Bill 564 was enacted and Ameren Missouri elected PISA in accordance with the provisions of the law. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted-average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, and all approved PISA deferrals will be added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. PISA mitigates the impacts of regulatory lag between regulatory rate reviews. The remaining 15% of depreciation expense for certain property, plant, and equipment placed in service and not eligible for recovery under PISA remains subject to regulatory lag, unless eligible for recovery under the RESRAM. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. Ameren Missouri expects a decision by the end of 2019. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

•
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019. The plan is designed to upgrade Ameren Missouri's electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with costs largely recoverable under PISA and, for the portion of wind and other renewable generation investments that are not recoverable under PISA, recoverable under the RESRAM.

•
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $30 million if 100% of the goals are achieved during the period ending December 2021. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals.

•
In May 2019, Ameren Missouri provided notice to the MoPSC that it plans to file for an electric service regulatory rate review, which it intends to file as early as July 2019. Ameren Missouri expects key drivers of this rate review to include increased infrastructure investments and other costs of service. Additionally, lower coal and transportation expenses are expected to be incorporated into base rates. Electric base rates were last reset on April 1, 2017, and are required to be reset at least every four years to allow for continued use of the fuel adjustments clause.

•
Ameren continues to make significant investments in FERC-regulated electric transmission businesses. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2019 through 2023, to replace aging infrastructure and improve reliability. ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction of the Illinois Rivers project is substantially complete, with the last section expected to be complete in 2020, pending the outcome of certain legal proceedings. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. Construction of the Mark Twain project began in the second quarter of 2018, and is expected to be completed by the end of 2019. ATXI’s expected remaining investment in its multi-value projects is approximately $200 million, with the total investment expected to be more than $1.6 billion.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the 2019 revenue requirements included in rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $297 million and $177 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI’s revenue requirements of $24 million and $3 million, respectively, primarily due to the expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2019, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2019 actual recoverable costs, rate base, and return on common equity as calculated under the FERC formula ratemaking framework.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In October 2018, the FERC issued an order in an unrelated case that proposed a new methodology for determining the base return on equity and required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy, with comments due in June 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadens the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases, and the transmission incentives Notice of Inquiry is open for industry comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case, and any potential impact to the amounts refunded as a result of the September 2016 order, is uncertain. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding FERC complaint cases. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ net income by an estimated $9 million and $5 million, respectively, based on each company’s 2019 projected rate base.

•
In 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2019 electric distribution service revenues will be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2019 revenue requirement is expected to be higher than the 2018 revenue requirement because of an expected increase in recoverable costs and expected rate base growth of approximately 8%. The 2019 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2021. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2019 projected year-end rate base.

•
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. These rates will affect Ameren Illinois' cash receipts during 2020 but will not affect electric distribution service revenues, which will be based on actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework.

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

•
Ameren Missouri's scheduled refueling and maintenance outage at its Callaway energy center began in April 2019. Ameren Missouri expects to incur $34 million in maintenance expenses in 2019 related to the outage. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. Ameren Missouri’s next refueling and maintenance outage at its Callaway energy center is scheduled for the fall of 2020.

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

•
In May 2019, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Enel Green Power North America, Inc. to acquire, after construction, an up-to 300-megawatt wind generation facility to be located in northwestern Missouri. Ameren Missouri expects to file for a certificate of convenience and necessity with the MoPSC in May 2019. Final RTO interconnection costs are expected to be determined in June 2019, and a related RTO transmission interconnection agreement is expected in the fall of 2019.

•
In 2018, Ameren Missouri entered into two build-transfer agreements to acquire, after construction, an up-to 400-megawatt wind generation facility and an up-to 157-megawatt wind generation facility. In October 2018, the MoPSC issued an order approving a unanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 400-megawatt facility. In March 2019, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the up-to 157-megawatt facility. Final MISO interconnection costs for the up-to 400-megawatt facility are expected to be determined in June 2019, and a related transmission interconnection agreement with the MISO is expected in the fall of 2019. Final MISO interconnection costs for the up-to 157-megawatt facility are expected to be determined in the fall of 2019, and a related transmission interconnection agreement with the MISO is expected in early 2020.

•
All three facilities are expected to be completed by the end of 2020, which would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Each acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC for the up-to 300-megawatt facility, obtaining FERC approval for the up-to 157-megawatt facility and the up-to 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions. The three build-transfer agreements collectively represent approximately $1.4 billion of capital expenditures expected in 2020. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

•
Through 2023, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $13.9 billion (Ameren Missouri – up to $7.1 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2019 through 2023. Ameren’s and Ameren Missouri’s estimates include approximately $1 billion in 2020 for capital investment in wind generation facilities.

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation or, reviewed or recommended for repeal by the EPA, or new replacement or alternative regulations are being contemplated or proposed by the EPA and state regulators. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

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

•
In 2018, our rate-regulated businesses began to amortize excess deferred taxes. Ameren Illinois and ATXI's income tax expense for the year ended December 31, 2018, reflect a full year of amortization, while Ameren Missouri's income tax expense for the year ended December 31, 2018, reflects five months of amortization related to its electric business, in accordance with a MoPSC order received in July 2018. The amortization of such balances related to Ameren Missouri’s gas business started in January 2019, in accordance with a MoPSC order received in December 2018. These amortizations reduce our income tax expense and effective tax rates. Due to formula ratemaking, Ameren Illinois Electric Distribution and Ameren Transmission have an offsetting reduction in revenue from customers, with no overall impact on earnings. Ameren Missouri and Ameren Illinois Natural Gas 2019 interim period earnings may be affected by timing differences between income tax expense and revenue reductions based on their revenue patterns; however, no material impact to year-over-year earnings is expected.

•
As of March 31, 2019, Ameren had $99 million in tax benefits from federal and state net operating loss carryforwards and $128 million in federal and state income tax credit carryforwards. These carryforwards are expected to largely offset income tax obligations in 2019. The net operating loss carryforwards are expected to be fully utilized in 2019. Ameren does not expect to make material federal or state income tax payments over the next five years based on planned capital expenditures and related income tax credits. Consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries, Ameren Missouri expects to make material income tax payments to Ameren (parent) in 2019 and 2020 and immaterial payments in 2021 through 2023 based on planned capital expenditures and related income tax credits, while Ameren Illinois expects to make material income tax payments to Ameren (parent) in 2019 through 2023.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. To fund a portion of these cash requirements, beginning in 2018, Ameren began using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of December 31, 2018. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, investment price risk, commodity price risk, and commodity supplier risk included in the Form 10-K. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2019, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2019;

•	Ameren Missouri’s natural gas delivery service regulatory rate review filed with the MoPSC in December 2018;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•
the November 2018 FERC order requesting briefs regarding a new methodology for determining the base return on common equity under the MISO tariff and how to apply the new methodology to the February 2015 complaint case and the September 2016 order related to the November 2015 complaint case;

•	the March 2019 FERC separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy;

•	the January 2019 appeal filed by the MoOPC challenging the MoPSC’s December 2018 order in the RESRAM case;

•	litigation against Ameren Missouri with respect to the Clean Air Act; and

•	remediation matters associated with former MGP sites of Ameren Illinois.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2019, to March 31, 2019.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2 File No. 1-2967
Material Contracts
10.1	Ameren Illinois	Sign On and Retention Bonus Agreement, effective March 1, 2018, between Bhavani Amirthalingam and Ameren Services Company
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	XBRL Instance Document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
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
Date: May 10, 2019