Form 10-Q
period 2019-06-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2019-08-02
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2019

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
(Illinois Corporation)
10 Executive Drive
Collinsville, Illinois 62234
(618) 343-8150
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AEE	New York Stock Exchange

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

Ameren Corporation	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
			Smaller reporting company	☐	Emerging growth company	☐
Union Electric Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
			Smaller reporting company	☐	Emerging growth company	☐
Ameren Illinois Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
			Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2019, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share –	245,803,323
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation –	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation –	25,452,373
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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, such as those that may result from, the complaint case filed in February 2015 with the FERC, a new methodology to determine the allowed base return on common equity under the MISO tariff proposed by the FERC in November 2018, the Notices of Inquiry issued by the FERC in March 2019, Ameren Missouri’s electric regulatory rate review filed with the MoPSC in July 2019, Ameren Missouri’s natural gas regulatory rate review filed with the MoPSC in December 2018, an appeal filed by the MoOPC in January 2019 in Ameren Missouri’s RESRAM case, Ameren Illinois’ May 2019 annual electric energy-efficiency formula rate update, Ameren Illinois’ April 2019 annual electric distribution formula rate update filing, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

•
the effect of Ameren Illinois’ participation in performance-based formula ratemaking frameworks under the IEIMA and the FEJA, including the direct relationship between Ameren Illinois' return on common equity and the 30-year United States Treasury bond yields, and the related financial commitments;

•	the effect of Missouri Senate Bill 564 on Ameren Missouri, including customer rate caps pursuant to Ameren Missouri’s election to use PISA;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

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

•
the effects of failures of equipment in the operation of natural gas transmission and distribution systems and storage facilities, such as leaks, explosions, and mechanical problems, and compliance with natural gas safety regulations;

•	the effects of failures of electric generation, transmission, or distribution equipment or facilities, which could result in unanticipated liabilities or unplanned outages;

•	the operation of Ameren Missouri’s Callaway energy center, including planned and unplanned outages, and decommissioning costs;

•
the impact of current environmental laws and new, more stringent, or changing requirements, including those related to CO2 and the adoption and implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy requirements in Missouri and Illinois and with the zero emission standard in Illinois;

•
Ameren Missouri’s ability to acquire wind and other renewable energy generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; and Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs at an acceptable cost for each facility;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$1,218	$1,396	$2,400	$2,619
Natural gas	161	167	535	529
Total operating revenues	1,379	1,563	2,935	3,148
Operating Expenses:
Fuel	102	186	262	374
Purchased power	136	142	292	305
Natural gas purchased for resale	44	51	205	222
Other operations and maintenance	450	439	867	870
Depreciation and amortization	249	238	497	472
Taxes other than income taxes	118	122	244	247
Total operating expenses	1,099	1,178	2,367	2,490
Operating Income	280	385	568	658
Other Income, Net	36	29	65	52
Interest Charges	97	100	194	201
Income Before Income Taxes	219	314	439	509
Income Taxes	39	74	66	116
Net Income	180	240	373	393
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders	$179	$239	$370	$390

Net Income	$180	$240	$373	$393
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $-, and $-, respectively	—	(2)	1	(1)
Comprehensive Income	180	238	374	392
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$179	$237	$371	$389

Earnings per Common Share – Basic	$0.73	$0.98	$1.51	$1.60

Earnings per Common Share – Diluted	$0.72	$0.97	$1.50	$1.59

Weighted-average Common Shares Outstanding – Basic	245.6	243.7	245.3	243.3
Weighted-average Common Shares Outstanding – Diluted	247.2	245.8	246.8	245.1
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6	$16
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $18, respectively)	461	463
Unbilled revenue	326	295
Miscellaneous accounts receivable	91	79
Inventories	433	483
Current regulatory assets	107	134
Other current assets	90	63
Total current assets	1,514	1,533
Property, Plant, and Equipment, Net	23,479	22,810
Investments and Other Assets:
Nuclear decommissioning trust fund	783	684
Goodwill	411	411
Regulatory assets	1,175	1,127
Other assets	741	650
Total investments and other assets	3,110	2,872
TOTAL ASSETS	$28,103	$27,215
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	999	597
Accounts and wages payable	593	817
Current regulatory liabilities	156	149
Other current liabilities	668	544
Total current liabilities	2,752	2,687
Long-term Debt, Net	8,222	7,859
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,758	2,666
Regulatory liabilities	4,768	4,637
Asset retirement obligations	667	627
Pension and other postretirement benefits	539	558
Other deferred credits and liabilities	464	408
Total deferred credits and other liabilities	9,196	8,896
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 245.8 and 244.5, respectively	2	2
Other paid-in capital, principally premium on common stock	5,649	5,627
Retained earnings	2,161	2,024
Accumulated other comprehensive loss	(21)	(22)
Total Ameren Corporation shareholders’ equity	7,791	7,631
Noncontrolling Interests	142	142
Total equity	7,933	7,773
TOTAL LIABILITIES AND EQUITY	$28,103	$27,215
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$373	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	463
Amortization of nuclear fuel	33	48
Amortization of debt issuance costs and premium/discounts	9	11
Deferred income taxes and investment tax credits, net	54	81
Allowance for equity funds used during construction	(13)	(14)
Stock-based compensation costs	10	10
Other	(5)	11
Changes in assets and liabilities:
Receivables	(46)	(170)
Inventories	50	46
Accounts and wages payable	(199)	(209)
Taxes accrued	77	105
Regulatory assets and liabilities	4	83
Assets, other	(11)	8
Liabilities, other	63	(50)
Pension and other postretirement benefits	(14)	4
Net cash provided by operating activities	879	820
Cash Flows From Investing Activities:
Capital expenditures	(1,125)	(1,112)
Nuclear fuel expenditures	(25)	(16)
Purchases of securities – nuclear decommissioning trust fund	(96)	(129)
Sales and maturities of securities – nuclear decommissioning trust fund	95	122
Purchase of bonds	(97)	—
Proceeds from sale of remarketed bonds	97	—
Other	(3)	6
Net cash used in investing activities	(1,154)	(1,129)
Cash Flows From Financing Activities:
Dividends on common stock	(233)	(223)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	401	21
Maturities of long-term debt	(329)	(323)
Issuances of long-term debt	450	853
Issuances of common stock	37	40
Employee payroll taxes related to stock-based compensation	(29)	(19)
Debt issuance costs	(4)	(9)
Net cash provided by financing activities	290	337
Net change in cash, cash equivalents, and restricted cash	15	28
Cash, cash equivalents, and restricted cash at beginning of year	107	68
Cash, cash equivalents, and restricted cash at end of period	$122	$96

Noncash financing activity – Issuance of common stock for stock-based compensation	$54	$35
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock	$2	$2	$2	$2

Other Paid-in Capital:
Beginning of period	5,625	5,546	5,627	5,540
Shares issued under the DRPlus and 401(k) plan	18	23	37	40
Stock-based compensation activity	6	7	(15)	(4)
Other paid-in capital, end of period	5,649	5,576	5,649	5,576

Retained Earnings:
Beginning of period	2,099	1,699	2,024	1,660
Net income attributable to Ameren common shareholders	179	239	370	390
Dividends	(117)	(112)	(233)	(223)
Other	—	1	—	—
Retained earnings, end of period	2,161	1,827	2,161	1,827

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(21)	(17)	(22)	(18)
Change in deferred retirement benefit costs	—	(2)	1	(1)
Deferred retirement benefit costs, end of period	(21)	(19)	(21)	(19)
Total accumulated other comprehensive loss, end of period	(21)	(19)	(21)	(19)
Total Ameren Corporation Shareholders’ Equity	$7,791	$7,386	$7,791	$7,386

Noncontrolling Interests:
Beginning of period	142	142	142	142
Net income attributable to noncontrolling interest holders	1	1	3	3
Dividends paid to noncontrolling interest holders	(1)	(1)	(3)	(3)
Noncontrolling interests, end of period	142	142	142	142
Total Equity	$7,933	$7,528	$7,933	$7,528

Common stock shares outstanding at beginning of period	245.6	243.6	244.5	242.6
Shares issued under the DRPlus and 401(k) plan	0.2	0.4	0.5	0.7
Shares issued for stock-based compensation	—	—	0.8	0.7
Common stock shares outstanding at end of period	245.8	244.0	245.8	244.0

Dividends per common share	$0.4750	$0.4575	$0.9500	$0.9150

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$773	$930	$1,477	$1,671
Natural gas	25	25	79	76
Total operating revenues	798	955	1,556	1,747
Operating Expenses:
Fuel	102	186	262	374
Purchased power	60	40	111	82
Natural gas purchased for resale	8	8	35	32
Other operations and maintenance	254	241	478	473
Depreciation and amortization	139	138	279	274
Taxes other than income taxes	83	84	160	164
Total operating expenses	646	697	1,325	1,399
Operating Income	152	258	231	348
Other Income, Net	16	16	28	29
Interest Charges	45	51	92	102
Income Before Income Taxes	123	223	167	275
Income Taxes	15	54	19	67
Net Income	108	169	148	208
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$107	$168	$146	$206
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	221	223
Accounts receivable – affiliates	21	14
Unbilled revenue	220	155
Miscellaneous accounts receivable	52	42
Inventories	336	358
Other current assets	52	40
Total current assets	902	832
Property, Plant, and Equipment, Net	12,315	12,103
Investments and Other Assets:
Nuclear decommissioning trust fund	783	684
Regulatory assets	343	366
Other assets	355	306
Total investments and other assets	1,481	1,356
TOTAL ASSETS	$14,698	$14,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	205	55
Accounts and wages payable	240	428
Accounts payable – affiliates	76	69
Taxes accrued	110	27
Current regulatory liabilities	65	68
Other current liabilities	210	175
Total current liabilities	1,242	1,402
Long-term Debt, Net	3,780	3,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,596	1,576
Regulatory liabilities	2,884	2,799
Asset retirement obligations	663	623
Pension and other postretirement benefits	214	228
Other deferred credits and liabilities	44	16
Total deferred credits and other liabilities	5,401	5,242
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,903	1,903
Preferred stock	80	80
Retained earnings	1,781	1,735
Total shareholders’ equity	4,275	4,229
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,698	$14,291
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$148	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	265
Amortization of nuclear fuel	33	48
Amortization of debt issuance costs and premium/discounts	2	3
Deferred income taxes and investment tax credits, net	(10)	(24)
Allowance for equity funds used during construction	(8)	(11)
Other	5	10
Changes in assets and liabilities:
Receivables	(83)	(205)
Inventories	22	8
Accounts and wages payable	(158)	(160)
Taxes accrued	109	152
Regulatory assets and liabilities	7	106
Assets, other	(9)	(2)
Liabilities, other	28	11
Pension and other postretirement benefits	(2)	3
Net cash provided by operating activities	361	412
Cash Flows From Investing Activities:
Capital expenditures	(495)	(454)
Nuclear fuel expenditures	(25)	(16)
Purchases of securities – nuclear decommissioning trust fund	(96)	(129)
Sales and maturities of securities – nuclear decommissioning trust fund	95	122
Purchase of bonds	(97)	—
Proceeds from sale of remarketed bonds	97	—
Money pool advances, net	—	(66)
Net cash used in investing activities	(521)	(543)
Cash Flows From Financing Activities:
Dividends on common stock	(100)	(50)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	150	(39)
Maturities of long-term debt	(329)	(179)
Issuances of long-term debt	450	423
Debt issuance costs	(4)	(4)
Net cash provided by financing activities	165	149
Net change in cash, cash equivalents, and restricted cash	5	18
Cash, cash equivalents, and restricted cash at beginning of year	8	7
Cash, cash equivalents, and restricted cash at end of period	$13	$25
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	1,903	1,858	1,903	1,858

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	1,774	1,620	1,735	1,632
Net income	108	169	148	208
Common stock dividends	(100)	—	(100)	(50)
Preferred stock dividends	(1)	(1)	(2)	(2)
Retained earnings, end of period	1,781	1,788	1,781	1,788

Total Shareholders’ Equity	$4,275	$4,237	$4,275	$4,237

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$411	$436	$853	$885
Natural gas	136	142	456	453
Total operating revenues	547	578	1,309	1,338
Operating Expenses:
Purchased power	78	105	183	229
Natural gas purchased for resale	36	43	170	190
Other operations and maintenance	196	196	387	395
Depreciation and amortization	101	94	202	184
Taxes other than income taxes	32	35	77	76
Total operating expenses	443	473	1,019	1,074
Operating Income	104	105	290	264
Other Income, Net	15	13	26	19
Interest Charges	36	37	73	74
Income Before Income Taxes	83	81	243	209
Income Taxes	20	18	59	50
Net Income	63	63	184	159
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$62	$62	$182	$157
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $11, respectively)	225	224
Accounts receivable – affiliates	37	21
Unbilled revenue	106	140
Miscellaneous accounts receivable	34	40
Inventories	97	125
Current regulatory assets	89	110
Other current assets	24	16
Total current assets	612	676
Property, Plant, and Equipment, Net	9,585	9,198
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	823	759
Other assets	293	275
Total investments and other assets	1,527	1,445
TOTAL ASSETS	$11,724	$11,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$199	$72
Accounts and wages payable	272	302
Accounts payable – affiliates	55	58
Customer deposits	71	76
Current environmental remediation	44	42
Current regulatory liabilities	72	62
Other current liabilities	184	184
Total current liabilities	897	796
Long-term Debt, Net	3,296	3,296
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,175	1,119
Regulatory liabilities	1,786	1,741
Pension and other postretirement benefits	274	280
Environmental remediation	102	109
Other deferred credits and liabilities	238	204
Total deferred credits and other liabilities	3,575	3,453
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,173	2,173
Preferred stock	62	62
Retained earnings	1,721	1,539
Total shareholders’ equity	3,956	3,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,724	$11,319

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$184	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	184
Amortization of debt issuance costs and premium/discounts	6	7
Deferred income taxes and investment tax credits, net	43	13
Other	—	(3)
Changes in assets and liabilities:
Receivables	35	23
Inventories	28	38
Accounts and wages payable	(38)	(35)
Taxes accrued	(22)	(23)
Regulatory assets and liabilities	1	(20)
Assets, other	1	4
Liabilities, other	24	(58)
Pension and other postretirement benefits	(11)	(2)
Net cash provided by operating activities	452	287
Cash Flows From Investing Activities:
Capital expenditures	(556)	(602)
Other	(2)	3
Net cash used in investing activities	(558)	(599)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	127	(62)
Money pool borrowings, net	—	31
Maturities of long-term debt	—	(144)
Issuances of long-term debt	—	430
Debt issuance costs	—	(5)
Capital contribution from parent	—	80
Net cash provided by financing activities	125	328
Net change in cash, cash equivalents, and restricted cash	19	16
Cash, cash equivalents, and restricted cash at beginning of year	80	41
Cash, cash equivalents, and restricted cash at end of period	$99	$57
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,173	2,033	2,173	2,013
Capital contribution from parent	—	60	—	80
Other paid-in capital, end of period	2,173	2,093	2,173	2,093

Preferred Stock	62	62	62	62

Retained Earnings:
Beginning of period	1,659	1,330	1,539	1,235
Net income	63	63	184	159
Preferred stock dividends	(1)	(1)	(2)	(2)
Retained earnings, end of period	1,721	1,392	1,721	1,392

Total Shareholders’ Equity	$3,956	$3,547	$3,956	$3,547

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI placed the Spoon River project in service in February 2018, and is developing the MISO-approved Illinois Rivers and Mark Twain electric transmission projects.

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
Variable Interest Entities
As of June 30, 2019, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of June 30, 2019, the maximum exposure to loss related to these variable interest entities was approximately $20 million, which primarily represents legal costs incurred and the portion of interconnection study costs that may be incurred by Ameren and Ameren Missouri. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of June 30, 2019, and December 31, 2018, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $23 million and $22 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2019, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $23 million plus associated outstanding funding commitments of $14 million. In July 2019, Ameren made $25 million in additional funding commitments.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2019, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $262 million (December 31, 2018 – $244 million) and

$125 million (December 31, 2018 – $122 million), respectively, while total borrowings against the policies were $118 million (December 31, 2018 – $113 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
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
Missouri
2019 Electric Service Regulatory Rate Review
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. The electric rate decrease request is based on a 9.95% return on common equity, a capital structure composed of 51.9% common equity, a rate base of $8.0 billion, and a test year ended December 31, 2018, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2019. Pro-forma adjustments are also expected for fuel costs, transportation costs, MISO multi-value transmission project expenses, and payroll costs effective as of January 1, 2020. The electric rate decrease request reflects the following:

•	decreased net energy costs of approximately $100 million otherwise subject to FAC recovery;

•	higher weather-normalized customer sales volumes, which reduced the rate request by approximately $55 million;

•
decreased expenses, other than net energy costs, of approximately $20 million, which includes a decrease to those expenses subject to regulatory recovery mechanisms and changes in amortization of regulatory assets and liabilities of approximately $80 million;

•
increased depreciation and amortization expense of approximately $115 million for new electric infrastructure investments, of which approximately $35 million reflects higher depreciation rates and of which approximately $35 million would otherwise be deferred under PISA; and

•	an increase of approximately $60 million of pre-tax return on rate base, which includes both the debt and equity components, of which approximately $30 million would otherwise be deferred under PISA.
Ameren Missouri’s base rates for electric service, which were last reset on April 1, 2017, and adjusted by a July 2018 MoPSC order, are required to be reset at least every four years to allow for continued use of the FAC. This filing, which includes a request for continued use of the FAC, allows Ameren Missouri to meet that requirement while providing flexibility to time its next regulatory rate review to include wind generation investments expected to be made in late 2020.
Ameren Missouri also requested continued use of the regulatory recovery mechanisms for pension and postretirement benefits, uncertain income tax positions and certain excess deferred taxes that the MoPSC previously authorized in earlier electric rate orders.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2020 and new rates effective by late May 2020. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Wind Generation Facilities and RESRAM
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. In the second quarter of 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. The two build-transfer agreements collectively represent approximately $1.2 billion of capital expenditures, expected in 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions are subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC and obtaining FERC approval for the 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions. The following table provides information with respect to each build-transfer agreement:

	Up-to 400-Megawatt Facility	Up-to 300-Megawatt Facility
Build-transfer agreement date	May 2018	May 2019
Wind facility developer	Terra-Gen, LLC	Enel Green Power North America, Inc.
Location	Northeastern Missouri	Northwestern Missouri
Status of certificate of convenience and necessity from the MoPSC	Approved October 2018	Requested in May 2019(a)
Status of final interconnection costs	Received in July 2019	Received in July 2019
Status of RTO transmission interconnection agreement	Expected by the fall of 2019	Expected by the fall of 2019
Status of FERC approval	Received December 2018	To be requested in the third quarter of 2019
Expected completion date	By the end of 2020	By the end of 2020

(a)	In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC regarding the requested certificate of convenience and necessity.
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, a 157-megawatt wind generation facility. In July 2019, Ameren Missouri and the developer mutually agreed to terminate the agreement due to unacceptable interconnection costs, which made the project uneconomic and not in the best interest of Ameren Missouri’s customers.
In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. Ameren Missouri expects a decision by the end of 2019. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA. RESRAM regulatory assets earn carrying costs at short-term interest rates.
MEEIA
As a result of MoPSC orders issued in September 2017, October 2018, and January 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, Ameren Missouri recognized revenues of $20 million and $5 million during the first quarter of 2019 and 2018, respectively.
2018 Natural Gas Delivery Service Regulatory Rate Review
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service. In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The remaining intervenors to the regulatory rate review did not object to the agreement. The requested decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This agreement allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The agreement represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. A decision by the MoPSC is expected in August 2019, with new rates expected to be effective in September 2019.
Illinois
Electric Distribution Service Rates
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. It also reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. In June 2019, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2019.

Electric Customer Energy-Efficiency Investments
In May 2019, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. This rate update is based on an 8.9% return on common equity, a capital structure composed of 50% common equity, and $205 million of net electric customer energy-efficiency investments. Pending ICC approval, this update filing will result in $44 million reflected in 2020 rates, which represents an increase of $10 million from 2019 rates. An ICC decision in this proceeding is expected by December 2019.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to the one remaining line segment to be completed in the Illinois Rivers project. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. Upon appeal, in October 2018, the Illinois Supreme Court reversed the Illinois Circuit Court for Edgar County’s decision and remanded the case for further proceedings. In February 2019, the landowners filed an appeal with the United States Supreme Court, which was denied in April 2019. In the second quarter of 2019, ATXI reinstated the condemnation cases that were previously dismissed. ATXI expects to complete the line segment in 2020. The estimated line segment capital expenditure investment is approximately $81 million, of which $39 million was invested as of June 30, 2019.
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
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In April 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in an unrelated case in which the FERC established the allowed base return on common equity methodology subsequently used in the two MISO complaint cases described above. In October 2018, the FERC issued an order in an unrelated case that proposed a new methodology for determining the base return on equity, which required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy. Initial comments were due in June 2019, and reply comments are due by late August 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadens the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases, and the transmission incentives Notice of Inquiry is open for industry comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case and any potential impact to the amounts refunded as a result of the September 2016 order is uncertain.
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
As of June 30, 2019, Ameren and Ameren Illinois had recorded current regulatory liabilities of $45 million and $26 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed return on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement were not utilized for direct borrowings during the six months ended June 30, 2019, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at June 30, 2019, was $1.1 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2019. As of June 30, 2019, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 54%, 49%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Ameren (parent)	$595	$470
Ameren Missouri	205	55
Ameren Illinois	199	72
Ameren consolidated	$999	$597
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the six months ended June 30, 2019 and 2018:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2019
Average daily commercial paper outstanding at par value	$542	$174	$106	$822
Weighted-average interest rate	2.80%	2.79%	2.72%	2.79%
Peak commercial paper during period at par value(a)	$636	$549	$202	$1,113
Peak interest rate	3.10%	2.97%	2.90%	3.10%
2018
Average daily commercial paper outstanding at par value	$397	$123	$174	$693
Weighted-average interest rate	2.14%	1.94%	2.20%	2.12%
Peak commercial paper during period at par value(a)	$506	$481	$442	$1,295
Peak interest rate	2.45%	2.42%	2.55%	2.55%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak commercial paper issuances for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three and six months ended June 30, 2019, was 2.75% and 2.81%, respectively (2018 - 2.17% and 2.04%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2019 and 2018.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2019, Ameren issued a total of 0.2 million and 0.5 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $18 million and $37 million, respectively. In addition, in the first quarter of 2019, Ameren issued 0.8 million shares of common stock valued at $54 million upon the vesting of stock-based compensation.
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
In June and July 2019, all of the 1992 Series bonds, 1998 Series A bonds, 1998 Series B bonds, and 1998 Series C bonds issued by the Missouri Environmental Improvement and Energy Resources Authority on behalf of Ameren Missouri were subject to purchase in lieu of redemption or a mandatory tender as a result of a change in the method of determining the interest rates on the bonds. The interest rate method of each of the series of bonds, as well as Ameren Missouri’s first mortgage bonds that collaterally secure each of the series of bonds, was changed from a variable rate to a fixed rate. Upon the change in the method of determining the interest rate, the bonds were remarketed to new investors. The following table provides additional information on the bonds:

	1992 Series	1998 Series A	1998 Series B	1998 Series C
Transaction month	June 2019	July 2019	July 2019	June 2019
Principal Amount	$47	$60	$50	$50
Fixed Interest Rate	1.60%	2.90%	2.90%	2.75%
Variable Interest Rate (a)	2.36%	3.35%	3.34%	3.83%
Maturity	December 2022	September 2033	September 2033	September 2033
Interest Payment Dates	June 1 and December 1	March 1 and September 1	March 1 and September 1	March 1 and September 1
Initial Interest Payment Date	December 2019	September 2019	September 2019	September 2019

(a)	Represents the variable interest rate of the bonds effective prior to the change in method of determining the interest rate.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At June 30, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2019 and 2018:

	Three Months		Six Months
	2019	2018	2019	2018
Ameren:
Allowance for equity funds used during construction	$8	$9	$13	$14
Interest income on industrial development revenue bonds	6	7	13	13
Other interest income	3	2	4	4
Non-service cost components of net periodic benefit income(a)	22	19	44	35
Miscellaneous income	1	2	4	3
Donations	(1)	(6)	(7)	(11)
Miscellaneous expense	(3)	(4)	(6)	(6)

	Three Months		Six Months
	2019	2018	2019	2018
Total Other Income, Net	$36	$29	$65	$52
Ameren Missouri:
Allowance for equity funds used during construction	$5	$7	$8	$11
Interest income on industrial development revenue bonds	6	7	13	13
Other interest income	—	1	—	1
Non-service cost components of net periodic benefit income(a)	4	4	9	9
Miscellaneous income	2	—	2	1
Donations	—	(2)	(2)	(3)
Miscellaneous expense	(1)	(1)	(2)	(3)
Total Other Income, Net	$16	$16	$28	$29
Ameren Illinois:
Allowance for equity funds used during construction	$3	$2	$5	$3
Interest income	2	1	4	3
Non-service cost components of net periodic benefit income	12	10	24	17
Miscellaneous income	1	2	2	2
Donations	(1)	(1)	(5)	(5)
Miscellaneous expense	(2)	(1)	(4)	(1)
Total Other Income, Net	$15	$13	$26	$19

(a)
For the three and six months ended June 30, 2019, the non-service cost components of net periodic benefit income were partially offset by a $8 million and $15 million deferral, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates (2018 - $4 million and $8 million, respectively).

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
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2019, and December 31, 2018. As of June 30, 2019, these contracts extended through October 2022, October 2023, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions)
	2019			2018
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	67	—	67	66	—	66
Natural gas (in mmbtu)	17	146	163	19	154	173
Power (in megawatthours)	4	8	12	1	8	9

(a)	Consists of ultra-low-sulfur diesel products.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2019, and December 31, 2018, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2019, and December 31, 2018:

		June 30, 2019			December 31, 2018
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$4	$—	$4	$3	$—	$3
	Other assets	4	—	4	5	—	5
Natural gas	Other current assets	—	2	2	—	1	1
	Other assets	—	2	2	—	2	2
Power	Other current assets	13	—	13	4	—	4
	Other assets	5	—	5	—	—	—
	Total assets	$26	$4	$30	$12	$3	$15
Fuel oils	Other current liabilities	$4	$—	$4	$4	$—	$4
	Other deferred credits and liabilities	5	—	5	9	—	9
Natural gas	Other current liabilities	3	13	16	4	8	12
	Other deferred credits and liabilities	—	4	4	1	6	7
Power	Other current liabilities	3	16	19	4	14	18
	Other deferred credits and liabilities	—	175	175	—	169	169
	Total liabilities	$15	$208	$223	$22	$197	$219

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2019, and December 31, 2018.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. We calculate maximum exposures based on the gross fair value of financial instruments, including NPNS and other accrual contracts. These exposures are calculated on a gross basis, which include affiliate exposure not eliminated at the consolidated Ameren level. As of June 30, 2019, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Derivative Instruments with Credit Risk-related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered on June 30, 2019, and (2) those counterparties with rights to do so requested collateral.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$72	$4	$63
Ameren Illinois	35	—	28
Ameren	$107	$4	$91

(a)	Before consideration of master netting arrangements or similar agreements and including NPNS and other accrual contract exposures.

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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2019 or 2018. At June 30, 2019, and December 31, 2018, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018:

	June 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren
Derivative assets – commodity contracts(a):
Fuel oils	$2	$—	$6	$8		$1	$—	$7	$8
Natural gas	—	1	3	4		—	2	1	3
Power	—	—	18	18		—	1	3	4
Total derivative assets – commodity contracts	$2	$1	$27	$30		$1	$3	$11	$15
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$511	$—	$—	$511		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	146	—	146		—	148	—	148
Corporate bonds	—	79	—	79		—	72	—	72
Other	—	38	—	38		—	32	—	32
Total nuclear decommissioning trust fund	$511	$263	$—	$774	(b)	$427	$252	$—	$679	(b)
Total Ameren	$513	$264	$27	$804		$428	$255	$11	$694
Ameren Missouri
Derivative assets – commodity contracts(a):
Fuel oils	$2	$—	$6	$8		$1	$—	$7	$8
Power	—	—	18	18		—	1	3	4
Total derivative assets – commodity contracts	$2	$—	$24	$26		$1	$1	$10	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$511	$—	$—	$511		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	146	—	146		—	148	—	148
Corporate bonds	—	79	—	79		—	72	—	72
Other	—	38	—	38		—	32	—	32
Total nuclear decommissioning trust fund	$511	$263	$—	$774	(b)	$427	$252	$—	$679	(b)
Total Ameren Missouri	$513	$263	$24	$800		$428	$253	$10	$691
Ameren Illinois
Derivative assets – commodity contracts(a):
Natural gas	$—	$1	$3	$4		$—	$2	$1	$3
Liabilities:
Ameren
Derivative liabilities – commodity contracts(a):
Fuel oils	$2	$—	$7	$9		$2	$—	$11	$13
Natural gas	2	15	3	20		—	15	4	19
Power	—	—	194	194		—	1	186	187
Total Ameren	$4	$15	$204	$223		$2	$16	$201	$219
Ameren Missouri
Derivative liabilities – commodity contracts(a):
Fuel oils	$2	$—	$7	$9		$2	$—	$11	$13
Natural gas	—	3	—	3		—	5	—	5
Power	—	—	3	3		—	1	3	4
Total Ameren Missouri	$2	$3	$10	$15		$2	$6	$14	$22
Ameren Illinois
Derivative liabilities – commodity contracts(a):
Natural gas	$2	$12	$3	$17		$—	$10	$4	$14
Power	—	—	191	191		—	—	183	183
Total Ameren Illinois	$2	$12	$194	$208		$—	$10	$187	$197

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)	Balance excludes $9 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2019, and December 31, 2018, respectively.

Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018:

	2019			2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30
Beginning balance at April 1	$—	$(184)	$(184)	$4	$(191)	$(187)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	16	(11)	5	(1)	(2)	(3)
Purchases	—	—	—	4	—	4
Settlements	(1)	4	3	(2)	3	1
Ending balance at June 30	$15	$(191)	$(176)	$5	$(190)	$(185)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$16	$(11)	$5	$—	$(3)	$(3)
For the six months ended June 30
Beginning balance at January 1	$—	$(183)	$(183)	$7	$(195)	$(188)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	16	(15)	1	(3)	(1)	(4)
Purchases	—	—	—	4	—	4
Settlements	(1)	7	6	(3)	6	3
Ending balance at June 30	15	(191)	(176)	5	(190)	(185)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$16	$(15)	$1	$(1)	$(2)	$(3)

For the three and six months ended June 30, 2019 and 2018, there were no material transfers between Level 1 and Level 2, Level 1 and Level 3, or Level 2 and Level 3 related to derivative commodity contracts.
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2019, and December 31, 2018:

		Fair Value(a)					Weighted Average
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
2019	Power(b)	$18	$(194)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	22 – 32	25
					Nodal basis ($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 4	3
2018	Power(b)	$3	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	23 – 39	28
					Nodal basis ($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 4	3

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022. Valuations beyond 2022 use fundamentally modeled pricing by month for peak and off-peak demand.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2019, and December 31, 2018:

	June 30, 2019
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$122		$122	$—	$—		$122
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	999		—	999	—		999
Long-term debt (including current portion)(a)	8,558	(b)	—	8,925	466	(c)	9,391
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	205		—	205	—		205
Long-term debt (including current portion)(a)	4,116	(b)	—	4,568	—		4,568
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$99		$99	$—	$—		$99
Short-term debt	199		—	199	—		199
Long-term debt (including current portion)	3,296	(b)	—	3,642	—		3,642
	December 31, 2018
Ameren:
Cash, cash equivalents, and restricted cash	$107		$107	$—	$—		$107
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	597		—	597	—		597
Long-term debt (including current portion)(a)	8,439	(b)	—	8,240	429	(c)	8,669
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in held-to-maturity debt securities(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	3,998	(b)	—	4,156	—		4,156
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$80		$80	$—	$—		$80
Short-term debt	72		—	72	—		72
Long-term debt (including current portion)	3,296	(b)	—	3,391	—		3,391

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of June 30, 2019, and December 31, 2018, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Includes unamortized debt issuance costs, which were excluded from the fair value measurement, of $62 million, $26 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2019. Includes unamortized debt issuance costs, which were excluded from the fair value measurement, of $58 million, $22 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2018.

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

The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2019 and 2018:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2019		$2	$	(a)		$2	$	(a)
agreements with Ameren Illinois		2018		3		(a)		6		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2019		$6	$	(b)		$13		$1
rent and facility services		2018		6		1		11		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2019	$	(b)		$1	$	(b)		$1
miscellaneous support services		2018		(b)		(b)		(b)		(b)
Total Operating Revenues		2019		$8		$1		$15		$2
		2018		9		1		17		2
Ameren Illinois power supply	Purchased Power	2019	$	(a)		$2	$	(a)		$2
agreements with Ameren Missouri		2018		(a)		3		(a)		6
Ameren Illinois transmission	Purchased Power	2019	$	(a)	$	(b)	$	(a)	$	(b)
services with ATXI		2018		(a)		1		(a)		1
Total Purchased Power		2019	$	(a)		$2	$	(a)		$2
		2018		(a)		4		(a)		7
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2019		$1		$2		$1		$3
rent and facility services		2018		(b)		1		1		3
Ameren Services support services	Other Operations and Maintenance	2019		$32		$31		$64		$61
agreement		2018		32		30		65		60
Total Other Operations and		2019		$33		$33		$65		$64
Maintenance		2018		32		31		66		63
Money pool borrowings (advances)	Interest Charges/Other Income, Net	2019	$	(b)	$	(b)	$	(b)	$	(b)
		2018		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at June 30, 2019. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at June 30, 2019.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2019	$224	$113	$23	$127	(d)	$2	$27	$516
2020	207	160	43	114	(d)	3	33	560
2021	183	96	60	29		3	22	393
2022	125	38	11	5		3	17	199
2023	46	20	41	—		3	18	128
Thereafter	—	36	28	—		26	53	143
Total	$785	$463	$206	$275		$40	$170	$1,939
Ameren Missouri:
2019	$224	$28	$23	$—		$2	$20	$297
2020	207	34	43	—		3	21	308
2021	183	16	60	—		3	17	279
2022	125	5	11	—		3	17	161
2023	46	5	41	—		3	18	113
Thereafter	—	13	28	—		26	39	106
Total	$785	$101	$206	$—		$40	$132	$1,264
Ameren Illinois:
2019	$—	$85	$—	$127	(d)	$—	$2	$214
2020	—	126	—	114	(d)	—	3	243
2021	—	80	—	29		—	—	109
2022	—	33	—	5		—	—	38
2023	—	15	—	—		—	—	15
Thereafter	—	23	—	—		—	—	23
Total	$—	$362	$—	$275		$—	$5	$642

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2034 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $5 million in 2019.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)
In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $60 million of zero emission credits through May 2020.

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
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016. In July 2019, the EPA finalized regulations that repealed the Clean Power Plan and replaced it with the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired generating units. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired generating units. The Affordable Clean Energy Rule will go into effect on September 6, 2019. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by September 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, will be working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The complaint, as amended in October 2013, alleged that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The litigation has been divided into liability and remedy phases. In January 2017, the district court issued a liability ruling against Ameren Missouri. A trial on the scope of appropriate remedy began in April 2019. The EPA is seeking broad relief, including installation of pollution control equipment and other mitigation relief. The EPA previously withdrew all claims for penalties and fines. A final order and judgment could be issued by the trial court as early as the fall of 2019. Once the final judgment is entered, Ameren Missouri will seek a stay of that order while it appeals the liability ruling to the United States Court of Appeals for the Eighth Circuit.
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
Clean Water Act
In July 2018, the United States Court of Appeals for the Second Circuit upheld the EPA’s Section 316(b) Rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are being implemented by Ameren Missouri during the permit renewal process of each energy center’s water discharge permit, which is expected to be completed by 2023.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards. To meet the requirements of the guidelines, Ameren Missouri is constructing wastewater treatment facilities and dry ash handling systems at three of its energy centers and is scheduled to complete the projects by 2020.
CCR Management
In 2015, the EPA issued the CCR rule, which established regulations regarding the management and disposal of CCR from coal-fired energy centers. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing its surface impoundments, with the last of such closures scheduled for 2023. In July 2018, the EPA issued revisions to the CCR rule and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $162 million recorded on their respective balance sheets as of June 30, 2019, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $150 million to $200 million from 2019 through 2023 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, waste water treatment facilities, and groundwater monitoring equipment.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified as a potentially responsible party at several contaminated sites.
As of June 30, 2019, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at its remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of June 30, 2019, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $145 million to $212 million. Ameren and Ameren Illinois recorded a liability of $145 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 - Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway energy center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of June 30, 2019. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2019.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$450		$—
Pool participation	13,486	(a)	138	(b)
	$13,936	(c)	$138
Property damage:
NEIL and EMANI	$3,200	(d)	$28	(e)
Replacement power:
NEIL	$490	(f)	$7	(e)

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost(a)	$22	$25	$44	$50	$5	$5	$9	$10
Non-service cost components:
Interest cost	46	42	93	84	10	9	21	20
Expected return on plan assets	(69)	(69)	(138)	(138)	(19)	(19)	(38)	(38)
Amortization of:
Prior service benefit	—	—	—	—	(2)	(1)	(3)	(2)
Actuarial loss (gain)	7	18	13	34	(3)	(3)	(7)	(3)
Total non-service cost components(b)	$(16)	$(9)	$(32)	$(20)	$(14)	$(14)	$(27)	$(23)
Net periodic benefit cost (income)	$6	$16	$12	$30	$(9)	$(9)	$(18)	$(13)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)	Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2019	2018	2019	2018	2019	2018	2019	2018
Ameren Missouri(a)	$1	$6	$2	$11	$(1)	$—	$(3)	$—
Ameren Illinois	5	10	10	19	(8)	(9)	(15)	(13)
Ameren(a)	$6	$16	$12	$30	$(9)	$(9)	$(18)	$(13)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2019 and 2018:

	Ameren			Ameren Missouri			Ameren Illinois
Three Months	2019	2018		2019	2018		2019	2018
Federal statutory corporate income tax rate:	21%	21%		21%	21%		21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(9)	(1)	(a)	(12)	—	(a)	(4)	(5)
Depreciation differences	—	—		—	—		(1)	(1)
Amortization of deferred investment tax credit	—	—		(1)	(1)		—	—
State tax	6	5		4	4		7	8
Tax credits	—	(1)		—	—		—	—
Effective income tax rate	18%	24%		12%	24%		23%	23%
Six Months
Federal statutory corporate income tax rate:	21%	21%		21%	21%		21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(8)	(2)	(a)	(12)	—	(a)	(4)	(4)
Depreciation differences	—	—		1	—		—	—
Amortization of deferred investment tax credit	—	(1)		(1)	(1)		—	—
State tax	6	6		4	4		7	7
Stock-based compensation	(3)	(1)		—	—		—	—
Other	(1)	—		(1)	—		—	—
Effective income tax rate	15%	23%		12%	24%		24%	24%

(a)	Based on an order by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of June 30, 2019, and December 31, 2018:

	June 30, 2019			December 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$6	$—	$—	$16	$—	$—
Restricted cash included in “Other current assets”	6	—	2	13	4	6
Restricted cash included in “Other assets”	97	—	97	74	—	74
Restricted cash included in “Nuclear decommissioning trust fund”	13	13	—	4	4	—
Total cash, cash equivalents, and restricted cash	$122	$13	$99	$107	$8	$80

At June 30, 2019, restricted cash included in “Other current assets” primarily represents participant funds from Ameren (parent)’s DRPlus. At December 31, 2018, restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2019, and December 31, 2018, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $34 million and $33 million, respectively.
For the three and six months ended June 30, 2019 and 2018, the Ameren Companies recorded immaterial bad debt expense.
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
The operating lease expense and the cash paid for amounts included in the measurement of operating lease liabilities at Ameren and Ameren Missouri were immaterial for the three and six months ended June 30, 2019 and 2018.
The following table provides supplemental balance sheet information related to operating leases as of June 30, 2019:

	Ameren	Ameren Missouri
Other assets	$35	$32
Other current liabilities	7	6
Other deferred credits and liabilities	28	26
Weighted average remaining operating lease term	6 years	6 years
Weighted average discount rate(a)	3.6%	3.6%

(a)
As most of our lease agreements do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable.

The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of June 30, 2019:

	Ameren	Ameren Missouri
2019	$4	$4
2020	7	7
2021	7	6
2022	6	5
2023	5	5
Thereafter	10	9
Total lease payments	39	36
Less imputed interest	4	4
Total(a)	$35	$32

(a)
The amount of remaining maturities of operating lease liabilities under previous authoritative accounting guidance as of December 31, 2018, is materially consistent with the amount as of June 30, 2019. Maturities of certain financing arrangements, including the Peno Creek and Audrain energy centers' long-term agreements, are no longer required to be disclosed as lease-related maturities. See Note 5 - Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for further information on financing arrangements.

Supplemental Cash Flow Information
The following table provides noncash investing activity excluded from the statements of cash flows for the six months ended June 30, 2019 and 2018:

	June 30, 2019			June 30, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Accrued capital expenditures	$263	$101	$143	$233	$80	$147
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	90	90	—	1	1	—

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2019:

	Ameren Missouri		Ameren Illinois(a)		Ameren
Balance at December 31, 2018	$646	(a)	$4	(b)	$650	(a)
Liabilities settled	(7)		—		(7)
Accretion	14	(c)	—		14	(c)
Change in estimates	33	(d)	—		33	(d)
Balance at June 30, 2019	$686	(a)	$4	(b)	$690	(a)

(a)	Balance included $23 million in “Other current liabilities” on the balance sheet as of both December 31, 2018, and June 30, 2019.

(b)	Included in “Other deferred credits and liabilities” on the balance sheet.

(c)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

(d)	Ameren Missouri changed its fair value estimate primarily due to an increase in the cost estimate for closure of certain CCR storage facilities.
Stock-based Compensation
The following table summarizes Ameren's nonvested performance share unit and restricted stock unit activity for the six months ended June 30, 2019:

	Performance Share Units			Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit		Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2019(a)	682,811	$56.58		155,253	$57.38
Granted	294,871	67.42	(b)	128,415	65.46
Forfeitures	(14,564)	64.13		(4,465)	62.62
Vested and undistributed(c)	(122,451)	62.19		(27,301)	61.87
Vested and distributed	(176,923)	44.13		—	—
Nonvested at June 30, 2019(d)	663,744	$63.52		251,902	$60.80

(a)	Does not include 619,783 performance share units and 26,557 restricted stock units that were vested and undistributed.

(b)
Significant inputs to the Monte Carlo simulation model used to calculate the fair value of performance share units granted include Ameren’s closing common share price of $65.23 at December 31, 2018, Ameren’s common stock volatility of 17%, a volatility range for the peer group of 15% to 25%, and a three-year risk-free rate of 2.46%.

(c)
Vested and undistributed units are awards that vested due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three year performance period.

(d)	Does not include 390,459 performance share units and 53,858 restricted stock units that were vested and undistributed.
For the six months ended June 30, 2019 and 2018, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $14 million and $6 million, respectively.
Deferred Compensation
As of June 30, 2019, and December 31, 2018, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $78 million and $80 million, respectively, recorded at the present value of future benefits to be paid.

Operating Revenues
As of June 30, 2019 and 2018, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2019 and 2018:

	Three Months		Six Months
	2019	2018	2019	2018
Ameren Missouri	$38	$46	$69	$80
Ameren Illinois	25	28	64	63
Ameren	$63	$74	$133	$143

Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the period. Earnings per diluted share reflects the dilution that would occur if certain stock-based performance share units and restricted stock units were assumed to be settled. The number of performance share units and restricted stock units assumed settled was 1.6 million and 1.5 million in the three and six months ended June 30, 2019, respectively, and 2.1 million and 1.8 million, respectively, in the year-ago periods. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2019 and 2018.
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
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2019 and 2018. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.

Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2019:
External revenues	$790	$358	$136	$95		$—	$—	$1,379
Intersegment revenues	8	1	—	14		—	(23)	—
Net income attributable to Ameren common shareholders	107	37	1	42	(a)	(8)	—	179
Capital expenditures	255	127	77	127		—	(5)	581
Three Months 2018:
External revenues	$946	$386	$142	$89		$—	$—	$1,563
Intersegment revenues	9	1	—	14		—	(24)	—
Net income attributable to Ameren common shareholders	168	33	7	36	(a)	(5)	—	239
Capital expenditures	205	132	66	130		(2)	2	533
Six Months 2019:
External revenues	$1,541	$744	$456	$194		$—	$—	$2,935
Intersegment revenues	15	2	—	29		—	(46)	—
Net income attributable to Ameren common shareholders	146	73	58	86	(a)	7	—	370
Capital expenditures	495	251	128	248		10	(7)	1,125
Six Months 2018:
External revenues	$1,730	$785	$453	$180		$—	$—	$3,148
Intersegment revenues	17	2	—	27		—	(46)	—
Net income attributable to Ameren common shareholders	206	66	49	73	(a)	(4)	—	390
Capital expenditures	454	254	126	275		5	(2)	1,112

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2019:
External revenues	$359	$136	$52	$—	$547
Intersegment revenues	—	—	14	(14)	—
Net income available to common shareholder	37	1	24	—	62
Capital expenditures	127	77	85	—	289
Three Months 2018:
External revenues	$387	$142	$49	$—	$578
Intersegment revenues	—	—	13	(13)	—
Net income available to common shareholder	33	7	22	—	62
Capital expenditures	132	66	104	—	302
Six Months 2019:
External revenues	$746	$456	$107	$—	$1,309
Intersegment revenues	—	—	29	(29)	—
Net income available to common shareholder	73	58	51	—	182
Capital expenditures	251	128	177	—	556
Six Months 2018:
External revenues	$787	$453	$98	$—	$1,338
Intersegment revenues	—	—	26	(26)	—
Net income available to common shareholder	66	49	42	—	157
Capital expenditures	254	126	222	—	602

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2019 and 2018. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2019:
Residential	$333		$199	$—	$—	$—	$532
Commercial	310		124	—	—	—	434
Industrial	77		33	—	—	—	110
Other	53		3	—	109	(23)	142
Total electric revenues	$773		$359	$—	$109	$(23)	$1,218
Residential	$10		$—	$88	$—	$—	$98
Commercial	4		—	23	—	—	27
Industrial	—		—	3	—	—	3
Other	11		—	22	—	—	33
Total gas revenues	$25		$—	$136	$—	$—	$161
Total revenues(b)	$798		$359	$136	$109	$(23)	$1,379
Three Months 2018:
Residential	$432		$221	$—	$—	$—	$653
Commercial	364		126	—	—	—	490
Industrial	87		33	—	—	—	120
Other	47	(a)	7	—	103	(24)	133	(a)
Total electric revenues	$930		$387	$—	$103	$(24)	$1,396
Residential	$13		$—	$97	$—	$—	$110
Commercial	6		—	26	—	—	32
Industrial	—		—	5	—	—	5
Other	6		—	14	—	—	20
Total gas revenues	$25		$—	$142	$—	$—	$167
Total revenues(b)	$955		$387	$142	$103	$(24)	$1,563

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Six Months 2019:
Residential	$645		$416	$—	$—	$—	$1,061
Commercial	549		247	—	—	—	796
Industrial	132		67	—	—	—	199
Other	151		16	—	223	(46)	344
Total electric revenues	$1,477		$746	$—	$223	$(46)	$2,400
Residential	$48		$—	$334	$—	$—	$382
Commercial	20		—	88	—	—	108
Industrial	2		—	7	—	—	9
Other	9		—	27	—	—	36
Total gas revenues	$79		$—	$456	$—	$—	$535
Total revenues(b)	$1,556		$746	$456	$223	$(46)	$2,935
Six Months 2018:
Residential	$764		$440	$—	$—	$—	$1,204
Commercial	616		250	—	—	—	866
Industrial	148		68	—	—	—	216
Other	143	(a)	29	—	207	(46)	333	(a)
Total electric revenues	$1,671		$787	$—	$207	$(46)	$2,619
Residential	$54		$—	$340	$—	$—	$394
Commercial	22		—	93	—	—	115
Industrial	2		—	11	—	—	13
Other	(2)		—	9	—	—	7
Total gas revenues	$76		$—	$453	$—	$—	$529
Total revenues(b)	$1,747		$787	$453	$207	$(46)	$3,148

(a)
Includes $37 million and $47 million for the three and six months ended June 30, 2018, respectively, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through June 30, 2018. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information.

(b)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2019:
Revenues from alternative revenue programs	$—	$12	$4	$(8)	$8
Other revenues not from contracts with customers	4	1	—	—	5
Three Months 2018:
Revenues from alternative revenue programs	$(5)	$15	$(5)	$(5)	$—
Other revenues not from contracts with customers	5	3	—	—	8
Six Months 2019:
Revenues from alternative revenue programs	$15	$34	$1	$(13)	$37
Other revenues not from contracts with customers	9	4	1	—	14
Six Months 2018:
Revenues from alternative revenue programs	$(9)	$46	$(8)	$(9)	$20
Other revenues not from contracts with customers	19	13	1	—	33

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2019:
Residential	$199	$88	$—	$—	$287
Commercial	124	23	—	—	147
Industrial	33	3	—	—	36
Other	3	22	66	(14)	77
Total revenues(a)	$359	$136	$66	$(14)	$547
Three Months 2018:
Residential	$221	$97	$—	$—	$318
Commercial	126	26	—	—	152
Industrial	33	5	—	—	38
Other	7	14	62	(13)	70
Total revenues(a)	$387	$142	$62	$(13)	$578
Six Months 2019:
Residential	$416	$334	$—	$—	$750
Commercial	247	88	—	—	335
Industrial	67	7	—	—	74
Other	16	27	136	(29)	150
Total revenues(a)	$746	$456	$136	$(29)	$1,309
Six Months 2018:
Residential	$440	$340	$—	$—	$780
Commercial	250	93	—	—	343
Industrial	68	11	—	—	79
Other	29	9	124	(26)	136
Total revenues(a)	$787	$453	$124	$(26)	$1,338

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2019 and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2019:
Revenues from alternative revenue programs	$12	$4	$(9)	$7
Other revenues not from contracts with customers	1	—	—	1
Three Months 2018:
Revenues from alternative revenue programs	$15	$(5)	$(5)	$5
Other revenues not from contracts with customers	3	—	—	3
Six Months 2019:
Revenues from alternative revenue programs	$34	$1	$(14)	$21
Other revenues not from contracts with customers	4	1	—	5
Six Months 2018:
Revenues from alternative revenue programs	$46	$(8)	$(9)	$29
Other revenues not from contracts with customers	13	1	—	14

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

•
ATXI operates a FERC rate-regulated electric transmission business. ATXI placed the Spoon River project in service in February 2018, and is developing the MISO-approved Illinois Rivers and Mark Twain electric transmission projects.

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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2019, was $179 million, or 72 cents per diluted share, compared with $239 million, or 97 cents per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2019, was $370 million, or $1.50 per diluted share, compared with $390 million, or $1.59 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2019, compared to the year-ago periods, was unfavorably affected by milder early summer temperatures experienced in 2019 and increased operation and maintenance expenses related to the Callaway energy center’s scheduled refueling and maintenance outage that was completed in May 2019, partially offset by the benefit of increased infrastructure investments at Ameren Transmission and Ameren Illinois Electric Distribution, each of which benefits from formulaic ratemaking. Net income for the three months ended June 30, 2019, compared to the year-ago period, was also favorably affected by timing differences in 2018 between income tax expense and revenue reductions related to federal tax reform, which will affect 2019 quarterly earnings comparisons but is not expected to affect the full-year comparison. Net income for the six months ended June 30, 2019, compared to the year-ago period, was also favorably affected by MEEIA performance incentives and increased earnings at Ameren Illinois Natural Gas as a result of higher delivery service rates and a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates but does not affect full-year earnings comparisons.
Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested over $1.1 billion in those businesses in the six months ended June 30, 2019.
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019. The plan is designed to upgrade Ameren Missouri's electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with costs largely recoverable under PISA and, for the portion of wind and other renewable energy generation investments that are not recoverable under PISA, recoverable under the RESRAM. As a part of its Smart Energy Plan, in August 2019, Ameren Missouri expects to file for certificates of convenience and necessity with the MoPSC to build three solar facilities across the state of Missouri. Each 10 megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by the end of 2020.
In March 2019, Ameren issued its Building a Cleaner Energy Future report, which sets forth Ameren's plan for reducing carbon emissions and addressing climate risk. The plan is largely reflected in the Ameren Missouri 2017 IRP, which includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 and adding 100 megawatts of solar generation by 2027.
In May 2019, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Enel Green Power North America, Inc. to acquire, after construction, an up-to 300-megawatt wind generation facility to be located in northwestern Missouri. Ameren Missouri filed for a certificate of convenience and necessity with the MoPSC in May 2019. In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC regarding the requested certificate of convenience and necessity. Final RTO interconnection costs were determined in July 2019, and a related RTO transmission interconnection agreement is expected by the fall of 2019.
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. Final MISO interconnection costs for the facility were determined in July 2019, and a related transmission interconnection agreement with the MISO is expected by the fall of 2019.
Both facilities are expected to be completed by the end of 2020, which would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions are subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC and obtaining FERC approval for the 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions. The two build-transfer agreements collectively represent approximately $1.2 billion of capital expenditures, expected in 2020. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri wind generation facilities.
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, a 157-megawatt wind generation facility. In July 2019, Ameren Missouri and the developer mutually agreed to terminate the agreement due to unacceptable interconnection costs, which made the project uneconomic and not in the best interest of Ameren Missouri’s customers.
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service. In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The remaining intervenors to the regulatory rate review did not object to the agreement. The requested decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This agreement allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The agreement represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. A decision by the MoPSC is expected in August 2019, with new rates expected to be effective in September 2019.
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. The electric rate decrease request is based on a 9.95% return on common equity, a capital structure composed of 51.9% common equity, a rate base of $8.0 billion, and a test year ended December 31, 2018, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2019. Pro-forma adjustments are also expected for fuel costs, transportation costs, MISO multi-value transmission project expenses, and payroll costs effective as of January 1, 2020. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2020 and new rates effective by late May 2020. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. It also reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. In June 2019, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2019.
ATXI continues to make progress with construction activities for its two MISO-approved multi-value projects that are still under construction: the Illinois Rivers and Mark Twain projects. Construction of the Illinois Rivers project is substantially complete, with the last section expected to be completed in 2020, pending the outcome of certain legal proceedings. In June 2019, a section of the Mark Twain project was completed from Kirksville, Missouri to the Iowa border, and the remaining section is expected to be completed by the end of 2019.
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
Ameren Missouri principally uses coal and enriched uranium for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. As described below, we have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution business, and a FAC for Ameren Missouri’s electric business.
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
Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and weighted-average cost of capital return for renewable generation plant placed in service and not recovered under PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the weighted average cost of capital, both debt and equity, which will ultimately be recognized in revenues when recovery of such deferrals are reflected in customer rates. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA for renewable generation. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.
Ameren Illinois’ electric distribution service rates are reconciled annually to its actual revenue requirement, year-end rate base and capital structure, and allowed return on equity, under a formula ratemaking process, effective through 2022. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, a capital structure of 50% common equity, and a return on equity. The return on equity component is equal to the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual return on equity for its electric distribution business is directly correlated to the yields on such bonds.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2019 and 2018:

	Three Months		Six Months
	2019	2018	2019	2018
Net income attributable to Ameren common shareholders	$179	$239	$370	$390
Earnings per common share – diluted	0.72	0.97	1.50	1.59
Net income attributable to Ameren common shareholders decreased $60 million, or 25 cents per diluted share, in the three months ended June 30, 2019, compared with the year-ago period. The decrease was due to net income decreases of $61 million and $6 million at Ameren Missouri and Ameren Illinois Natural Gas, respectively, and an increase in net loss of $3 million for activity not reported as part of a segment, primarily at Ameren (parent). These decreases were partially offset by net income increases of $6 million and $4 million at Ameren Transmission and Ameren Illinois Electric Distribution, respectively.
Net income attributable to Ameren common shareholders decreased $20 million, or 9 cents per diluted share, in the six months ended June 30, 2019, compared with the year-ago period. The decrease was due to a net income decrease of $60 million at Ameren Missouri, partially offset by net income increases of $13 million, $9 million, and $7 million at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively, and net income of $7 million for activity not reported as part of a segment, primarily at Ameren (parent), compared to a net loss of $4 million in the year-ago period.
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2019, compared to the year-ago periods (except where a specific period is referenced), by:

•	decreased electric retail sales at Ameren Missouri, primarily due to milder early summer temperatures experienced in 2019 (estimated at 22 cents and 19 cents per share, respectively);

•
increased other operation and maintenance expenses related to the Callaway energy center’s scheduled refueling and maintenance outage that was completed in May 2019 (8 cents and 9 cents per share, respectively);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri and Ameren Illinois Natural Gas resulting from additional property, plant, and equipment (2 cents and 4 cents per share, respectively);

•	increased taxes other than income taxes, primarily at Ameren Missouri, due to higher property taxes (3 cents per share for both periods);

•
decreased earnings at Ameren Missouri due to the impact of timing differences in 2018 between income tax expense and revenue reductions associated with the TCJA, which affects interim period earnings comparisons but is not expected to materially affect year-over-year earnings (2 cents per share for the six months ended June 30, 2019); and

•	increased weighted-average basic common shares outstanding (1 cent per share for the six months ended June 30, 2019).

Earnings per diluted share were favorably affected in the three and six months ended June 30, 2019, compared to the year-ago periods (except where a specific period is referenced), by:

•
increased earnings at Ameren Missouri due to the impact of timing differences in 2018 between income tax expense and revenue reductions associated with the TCJA, which affects interim period earnings comparisons but is not expected to materially affect year-over-year earnings (6 cents per share for the three months ended June 30, 2019);

•
increased margins at Ameren Illinois Natural Gas, which will partially reverse by year-end due to a change in rate design, pursuant to the ICC's November 2018 natural gas rate order, which concentrates more revenues in the winter heating season due to an increase in volumetric rates (5 cents per share for the six months June 30, 2019);

•	the recognition of MEEIA 2013 and MEEIA 2016 performance incentives (5 cents per share for the six months ended June 30, 2019);

•	increased Ameren Transmission earnings under formula ratemaking due to additional rate base investment (2 cents and 4 cents per share, respectively);

•
a decrease in the effective income tax rate primarily due to an increase in the income tax benefit recorded at Ameren (parent) related to stock-based compensation (3 cents per share for the six months ended June 30, 2019);

•
decreased interim period income tax expense, primarily at Ameren (parent), which is not expected to materially affect year-over-year earnings (2 cents per share for the six months ended June 30, 2019);

•	decreased financing costs at Ameren Missouri, primarily due to the regulatory deferral of interest expense pursuant to PISA and lower interest rates (1 cent and 2 cents per share, respectively);

•	increased other income, net, primarily due to increased non-service cost components of net periodic benefit income and decreased donations (1 cent and 2 cents per share, respectively);

•
decreased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding the Callaway energy center’s scheduled refueling and maintenance outage costs, primarily due to changes in the cash surrender value of company-owned life insurance (2 cents per share for the six month period ended June 30, 2019); and

•
increased Ameren Illinois Electric Distribution earnings under formula ratemaking due to additional rate base investment, largely offset by a lower recognized return on equity (1 cent per share for the six months ended June 30, 2019).

The cents per share information presented is based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2018, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2019 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2019 and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2019:
Electric margins	$611	$267	$—	$109	$(7)	$980
Natural gas margins	17	—	100	—	—	117
Other operations and maintenance	(254)	(126)	(59)	(14)	3	(450)
Depreciation and amortization	(139)	(68)	(19)	(21)	(2)	(249)
Taxes other than income taxes	(83)	(19)	(13)	(1)	(2)	(118)
Other income, net	16	10	3	3	4	36
Interest charges	(45)	(17)	(9)	(19)	(7)	(97)
Income taxes (benefit)	(15)	(10)	(1)	(15)	2	(39)
Net income (loss)	108	37	2	42	(9)	180
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$107	$37	$1	$42	$(8)	$179
Three Months 2018:
Electric margins	$704	$269	$—	$103	$(8)	$1,068
Natural gas margins	17	—	99	—	—	116
Other operations and maintenance	(241)	(129)	(54)	(16)	1	(439)
Depreciation and amortization	(138)	(65)	(17)	(19)	1	(238)
Taxes other than income taxes	(84)	(21)	(13)	(3)	(1)	(122)
Other income, net	16	8	4	1	—	29
Interest charges	(51)	(19)	(9)	(18)	(3)	(100)
Income taxes (benefit)	(54)	(10)	(2)	(12)	4	(74)
Net income (loss)	169	33	8	36	(6)	240
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$168	$33	$7	$36	$(5)	$239
Six Months 2019:
Electric margins	$1,104	$534	$—	$223	$(15)	$1,846
Natural gas margins	44	—	286	—	—	330
Other operations and maintenance	(478)	(245)	(118)	(29)	3	(867)
Depreciation and amortization	(279)	(136)	(39)	(41)	(2)	(497)
Taxes other than income taxes	(160)	(39)	(37)	(2)	(6)	(244)
Other income, net	28	16	6	4	11	65
Interest charges	(92)	(35)	(19)	(38)	(10)	(194)
Income (taxes) benefit	(19)	(21)	(20)	(31)	25	(66)
Net income	148	74	59	86	6	373
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$146	$73	$58	$86	$7	$370
Six Months 2018:
Electric margins	$1,215	$532	$—	$207	$(14)	$1,940
Natural gas margins	44	—	263	—	—	307
Other operations and maintenance	(473)	(254)	(114)	(32)	3	(870)
Depreciation and amortization	(274)	(128)	(32)	(37)	(1)	(472)
Taxes other than income taxes	(164)	(38)	(36)	(4)	(5)	(247)
Other income, net	29	11	5	3	4	52
Interest charges	(102)	(37)	(19)	(37)	(6)	(201)
Income (taxes) benefit	(67)	(19)	(17)	(27)	14	(116)
Net income (loss)	208	67	50	73	(5)	393
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income (loss) attributable to Ameren common shareholders	$206	$66	$49	$73	$(4)	$390

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2019 and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2019:
Electric and natural gas margins	$267	$100	$66	$433
Other operations and maintenance	(126)	(59)	(11)	(196)
Depreciation and amortization	(68)	(19)	(14)	(101)
Taxes other than income taxes	(19)	(13)	—	(32)
Other income, net	10	3	2	15
Interest charges	(17)	(9)	(10)	(36)
Income taxes	(10)	(1)	(9)	(20)
Net income	37	2	24	63
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$37	$1	$24	$62
Three Months 2018:
Electric and natural gas margins	$269	$99	$62	$430
Other operations and maintenance	(129)	(54)	(13)	(196)
Depreciation and amortization	(65)	(17)	(12)	(94)
Taxes other than income taxes	(21)	(13)	(1)	(35)
Other income, net	8	4	1	13
Interest charges	(19)	(9)	(9)	(37)
Income taxes	(10)	(2)	(6)	(18)
Net income	33	8	22	63
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$33	$7	$22	$62
Six Months 2019:
Electric and natural gas margins	$534	$286	$136	$956
Other operations and maintenance	(245)	(118)	(24)	(387)
Depreciation and amortization	(136)	(39)	(27)	(202)
Taxes other than income taxes	(39)	(37)	(1)	(77)
Other income, net	16	6	4	26
Interest charges	(35)	(19)	(19)	(73)
Income taxes	(21)	(20)	(18)	(59)
Net income	74	59	51	184
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$73	$58	$51	$182
Six Months 2018:
Electric and natural gas margins	$532	$263	$124	$919
Other operations and maintenance	(254)	(114)	(27)	(395)
Depreciation and amortization	(128)	(32)	(24)	(184)
Taxes other than income taxes	(38)	(36)	(2)	(76)
Other income, net	11	5	3	19
Interest charges	(37)	(19)	(18)	(74)
Income taxes	(19)	(17)	(14)	(50)
Net income	67	50	42	159
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$66	$49	$42	$157

Electric and Natural Gas Margins
The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2019, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below to complement the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(95)	$—	$—	$—	$—	$(95)
Base rates (estimate)(c)	(2)	—	—	6	—	4
Recovery of power restoration efforts provided to other utilities	(2)	(2)	—	—	—	(4)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	6	—	—	—	—	6
Off-system sales	(32)	—	—	—	—	(32)
Energy-efficiency program investments	—	3	—	—	—	3
Other	(1)	(1)	—	—	1	(1)
Cost recovery mechanisms – offset in fuel and purchased power(d)	(16)	(26)	—	—	—	(42)
Other cost recovery mechanisms(e)	(15)	(2)	—	—	—	(17)
Total electric revenue change	$(157)	$(28)	$—	$6	$1	$(178)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$32	$—	$—	$—	$—	$32
Effect of weather (estimate)(b)	15	—	—	—	—	15
Other	1	—	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(d)	16	26	—	—	—	42
Total fuel and purchased power change	$64	$26	$—	$—	$—	$90
Net change in electric margins	$(93)	$(2)	$—	$6	$1	$(88)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(6)	$—	$—	$—	$—	$(6)
Base rates (estimate)	—	—	2	—	—	2
Change in rate design	—	—	(3)	—	—	(3)
QIP rider	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	6	—	(7)	—	—	(1)
Total natural gas revenue change	$—	$—	$(6)	$—	$—	$(6)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$6	$—	$—	$—	$—	$6
Cost recovery mechanisms – offset in natural gas revenue(d)	(6)	—	7	—	—	1
Total natural gas purchased for resale change	$—	$—	$7	$—	$—	$7
Net change in natural gas margins	$—	$—	$1	$—	$—	$1

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(92)	$—	$—	$—	$—	$(92)
Base rates (estimate)(c)	(35)	4	—	16	—	(15)
Recovery of power restoration efforts provided to other utilities	(11)	(9)	—	—	—	(20)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	13	—	—	—	—	13
MEEIA 2013 and MEEIA 2016 performance incentives	15	—	—	—	—	15
Off-system sales	(51)	—	—	—	—	(51)
Energy-efficiency program investments	—	7	—	—	—	7
Other	(1)	2	—	—	—	1
Cost recovery mechanisms – offset in fuel and purchased power(d)	(17)	(43)	—	—	—	(60)
Other cost recovery mechanisms(e)	(15)	(2)	—	—	—	(17)
Total electric revenue change	$(194)	$(41)	$—	$16	$—	$(219)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$52	$—	$—	$—	$—	$52
Effect of weather (estimate)(b)	14	—	—	—	—	14
Other	—	—	—	—	(1)	(1)
Cost recovery mechanisms – offset in electric revenue(d)	17	43	—	—	—	60
Total fuel and purchased power change	$83	$43	$—	$—	$(1)	$125
Net change in electric margins	$(111)	$2	$—	$16	$(1)	$(94)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$—	$—	$—	$—	$(4)
Base rates (estimate)	—	—	8	—	—	8
Change in rate design	—	—	9	—	—	9
QIP rider	—	—	2	—	—	2
Other	—	—	1	—	—	1
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	7	—	(20)	—	—	(13)
Other cost recovery mechanisms(e)	—	—	3	—	—	3
Total natural gas revenue change	$3	$—	$3	$—	$—	$6
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	(7)	—	20	—	—	13
Total natural gas purchased for resale change	$(3)	$—	$20	$—	$—	$17
Net change in natural gas margins	$—	$—	$23	$—	$—	$23

(a)	Includes an increase in transmission margins of $4 million and $12 million at Ameren Illinois for the three and six months ended June 30, 2019, compared with the year-ago periods.

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

Ameren
Ameren’s electric margins decreased $88 million, or 8%, and $94 million, or 5%, for the three and six months ended June 30, 2019, compared with the year-ago periods, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission, as discussed below.
Ameren’s natural gas margins were comparable between the three months ended June 30, 2019 and 2018. Ameren’s natural gas margins increased $23 million, or 7%, for the six months ended June 30, 2019, compared with the year-ago period, because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $6 million, or 6%, and $16 million, or 8%, for the three and six months ended June 30, 2019, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 12% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins decreased $93 million, or 13%, and $111 million, or 9%, for the three and six months ended June 30, 2019, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•
Early summer temperatures were milder as cooling degree days decreased 34% for the six months ended June 30, 2019, compared with the year-ago period, and winter temperatures were warmer as heating degree days decreased 4% for the six months ended June 30, 2019. The aggregate effect of weather decreased margins an estimated $80 million and $78 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$95 million and -$92 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$15 million and +$14 million, respectively) in the table above.

•	The reduction of customer rates in accordance with the TCJA provisions in Missouri Senate Bill 564 decreased revenues an estimated $2 million and $35 million, respectively.

•
A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts decreased revenues $2 million and $11 million, respectively.

The following items had a favorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•
The MEEIA 2013 and MEEIA 2016 performance incentives increased revenues $15 million for the six months ended June 30, 2019. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.

•
Excluding the estimated effects of weather and the MEEIA 2016 and 2019 customer energy-efficiency programs, electric revenues increased an estimated $6 million and $13 million, respectively, primarily due to increased sales volumes from growth and an increase in the average retail price per kilowatthour due to changes in customer usage patterns. While MEEIA 2016 and 2019 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

•
Net energy costs increased margins $1 million for the six months ended June 30, 2019. The change in net energy costs is the sum of the effect of revenue change in off-system sales and capacity revenues (-$32 million and -$51 million, respectively), and the effect of the change in energy costs (+$32 million and +$52 million, respectively) in the table above.

Ameren Missouri’s natural gas margins were comparable for the three and six month periods ended June 30, 2019.
Ameren Illinois
Ameren Illinois’ electric margins were comparable between the three months ended June 30, 2019 and 2018. Ameren Illinois’ electric margins increased $14 million, or 2%, for the six months ended June 30, 2019, compared with the year-ago period, driven by increased margins at Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins were comparable between the three months ended June 30, 2019 and 2018. Ameren Illinois Natural Gas’ margins increased $23 million, or 9%, for the six months ended June 30, 2019, compared with the year-ago period.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins were comparable between the three and six months ended June 30, 2019 and 2018.

The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•	Revenues increased $3 million and $7 million, respectively, due to energy-efficiency program investments pursuant to the FEJA.

•
Revenues increased due to the recovery of higher recoverable expenses and increased rate base under formula ratemaking pursuant to the IEIMA, partially offset by a lower recognized return on equity, which collectively increased margins $4 million for the six months ended June 30, 2019.

Ameren Illinois Electric Distribution’s margins were unfavorably affected by a reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which decreased revenues $2 million and $9 million, respectively.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins were comparable between the three and six months ended June 30, 2019 and 2018. Ameren Illinois Natural Gas’ margins increased $23 million, or 9%, for the six months ended June 30, 2019, compared with the year-ago period.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the six months ended June 30, 2019, compared with the year-ago period:

•
The implementation of a change in rate design pursuant to the ICC’s November 2018 natural gas order increased margins by $9 million. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. The VBA ensures recoverability of the natural gas distribution service revenue requirement for residential and small nonresidential customers that is dependent on sales volumes. As such, the change is not expected to materially affect year-over-year earnings.

•	Revenues increased $8 million due to higher natural gas base rates, as a result of the November 2018 natural gas rate order.

•	Revenues from QIP recoveries, which increased margins $2 million, due to additional investment in qualified natural gas infrastructure.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $4 million, or 6%, and $12 million, or 10%, for the three and six months ended June 30, 2019, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 17% increase in rate base used to calculate the revenue requirement.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $11 million higher in the three months ended June 30, 2019, and $3 million lower in the six months ended June 30, 2019, compared with the year-ago periods, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between the three months ended June 30, 2019 and 2018. Other operations and maintenance expenses were $3 million lower in the six months ended June 30, 2019, compared with the year-ago period, primarily due to decreased transmission system maintenance expenditures at Ameren Illinois Transmission.
Ameren Missouri
Other operations and maintenance expenses increased $13 million and $5 million in the three and six months ended June 30, 2019, respectively, compared with the year-ago periods, primarily due to higher energy center operations and maintenance costs. Energy center operations and maintenance costs increased $22 million and $27 million in the three and six months ended June 30, 2019, respectively, primarily due to the Callaway energy center refueling and maintenance outage that was completed in May 2019. The previous Callaway energy center refueling and maintenance outage took place in the fourth quarter of 2017.
The following items partially offset the above increases in other operations and maintenance expenses for the three and six months ended June 30, 2019, compared with the year-ago periods (except where a specific period is referenced):

•
Labor and benefit costs decreased $7 million in the six months ended June 30, 2019, primarily due to a reduction in power restoration assistance provided to other utilities. Expenses decreased an additional $2 million and $10 million in the three and six months ended June 30, 2019, respectively, because of an increase in the cash surrender value of company-owned life insurance.

•
MEEIA customer energy-efficiency program costs decreased $7 million and $4 million, respectively, because of higher participation in the MEEIA 2016 programs in 2018, compared with participation in the MEEIA 2019 programs.

Ameren Illinois
Other operations and maintenance expenses were comparable between the three months ended June 30, 2019 and 2018. Other operations and maintenance expenses were $8 million lower in the six months ended June 30, 2019, compared with the year-ago period, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $3 million lower in the three months ended June 30, 2019, compared with the year-ago period, primarily because of decreased bad debt and environmental remediation costs. Other operations and maintenance expenses were $9 million lower in the six months ended June 30, 2019, compared with the year-ago period. Labor and benefit costs decreased $8 million primarily due to a reduction in power restoration assistance provided to other utilities. Additionally, expenses decreased because of a $4 million increase in the cash surrender value of company-owned life insurance and a $3 million reduction in bad debt costs. These decreases were partially offset by a $4 million increase in amortization of regulatory assets associated with the FEJA energy-efficiency program.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $5 million and $4 million in the three and six months ended June 30, 2019, respectively, compared with the year-ago periods, primarily due to increased system repairs and compliance expenditures.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between the three months ended June 30, 2019 and 2018. Other operations and maintenance expenses were $3 million lower in the six months ended June 30, 2019, compared with the year-ago period, primarily due to decreased transmission system maintenance expenditures.
Depreciation and Amortization
Depreciation and amortization expenses increased $11 million and $7 million in the three months ended June 30, 2019, and $25 million and $18 million in the six months ended June 30, 2019, compared with the year-ago periods, at Ameren and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Depreciation and amortization expenses were comparable at Ameren Missouri in the three months ended June 30, 2019, with the year-ago period. Depreciation and amortization expenses increased $5 million at Ameren Missouri in the six months ended June 30, 2019, compared with the year-ago period, primarily because of additional property, plant, and equipment investments. Ameren Missouri’s depreciation and amortization expenses include a reduction for the regulatory deferral of depreciation and amortization expenses pursuant to PISA of $4 million and $7 million in the three and six months ended June 30, 2019, respectively.
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $4 million in the three months ended June 30, 2019, compared with the year-ago period, because of a reduction in excise taxes at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas as a result of reduced sales primarily driven by mild early summer temperatures, partially offset by an increase in property taxes at Ameren Missouri due to higher assessed values. Taxes other than income taxes decreased $3 million in the six months ended June 30, 2019, compared with the year-ago period, primarily because of a reduction in excise taxes at Ameren Missouri due to lower sales, partially offset by an increase in property taxes because of higher assessed values.
Other Income, Net
Other income, net, increased $7 million in the three months ended June 30, 2019, compared with the year-ago period, primarily due to activity not reported as part of a segment, resulting from a $3 million decrease in donations, and a $2 million decrease in donations at Ameren Missouri. Other income, net, increased $13 million in the six months ended June 30, 2019, compared with the year-ago period, primarily due to a $5 million increase in the non-service cost components of net periodic benefit income at Ameren Illinois Electric Distribution and activity not reported as part of a segment resulting from a $3 million decrease in donations and a $2 million increase in the non-service cost components of net periodic benefit income.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.

Interest Charges
Interest charges decreased $3 million and $7 million in the three and six months ended June 30, 2019, respectively, compared with the year-ago periods. These decreases were primarily due to decreased interest charges at Ameren Missouri, which resulted from lower average interest rates on long-term debt and increased regulatory deferrals of interest expense pursuant to PISA of $3 million and $5 million in the three and six months ended June 30, 2019, respectively. The decreases at Ameren Missouri were partially offset by a $4 million increase in both the three and six months ended June 30, 2019, compared with the year-ago periods, for activity not reported as part of a segment, primarily because of an increase in the cost and volume of short-term borrowings at Ameren (parent).
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2019 and 2018:

	Three Months(a)		Six Months(a)
	2019	2018	2019	2018
Ameren	18%	24%	15%	23%
Ameren Missouri	12%	24%	12%	24%
Ameren Illinois	23%	23%	24%	24%
Ameren Illinois Electric Distribution	21%	22%	22%	22%
Ameren Illinois Natural Gas	22%	25%	25%	26%
Ameren Illinois Transmission	26%	22%	25%	25%
Ameren Transmission	27%	25%	27%	27%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2019 and 2018.
See Note 12 – Income Taxes under Part I, Item 1 of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies. The effective income tax rate was comparable between the three months ended June 30, 2019 and 2018, at Ameren Illinois Electric Distribution. The effective income tax rate was higher at Ameren Illinois Transmission and Ameren Transmission in the three months ended June 30, 2019, compared with the year-ago period, primarily because of decreased amortization of excess deferred taxes in the second quarter of 2019, along with lower current year tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction. The effective income tax rate was lower at Ameren Illinois Natural Gas in the three months ended June 30, 2019, compared with the year-ago period, primarily because of the impact of higher non-taxable income in 2019. The effective income tax rate was comparable between the six months ended June 30, 2019 and 2018, at each of the Ameren Illinois segments and Ameren Transmission.
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
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2019. The working capital deficit as of June 30, 2019, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit

Agreements, along with cash and cash equivalents, the Ameren Companies had net available liquidity of $1.1 billion at June 30, 2019. See Credit Facility Borrowings and Liquidity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2019 and 2018:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by Financing Activities
	2019	2018	Variance	2019	2018	Variance	2019	2018	Variance
Ameren	$879	$820	$59	$(1,154)	$(1,129)	$(25)	$290	$337	$(47)
Ameren Missouri	361	412	(51)	(521)	(543)	22	165	149	16
Ameren Illinois	452	287	165	(558)	(599)	41	125	328	(203)
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
Ameren
Ameren’s cash from operating activities increased $59 million in the first six months of 2019, compared with the year-ago period. The following items contributed to the increase:

•
A $44 million increase primarily resulting from decreased fuel costs and production volumes at Ameren Missouri and decreased purchased power costs and volumes, and natural gas costs, at Ameren Illinois, partially offset by decreased customer collections, primarily due to a decrease in weather-related sales volumes.

•	A $23 million increase resulting from a decrease in coal inventory levels at Ameren Missouri due to delivery disruptions from flooding in 2019.

•
A net $19 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and increases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to FEJA.

The following items partially offset the increase in Ameren’s cash from operating activities between periods:

•	A $26 million increase in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway energy center. There was no refueling and maintenance outage in 2018.

•	A $9 million decrease in natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures compared with the prior year.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $51 million in the first six months of 2019, compared with the year-ago period. The following items contributed to the decrease:

•
A $73 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel costs.

•	A $26 million increase in payments for nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2018.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $23 million increase resulting from a decrease in coal inventory levels at Ameren Missouri due to delivery disruptions from flooding in 2019.

•	A net $13 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	An $11 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2019.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $165 million in the first six months of 2019, compared with the year-ago period. The following items contributed to the increase:

•	A $105 million increase primarily resulting from decreased purchased power costs and volumes, decreased natural gas costs, and a net increase attributable to regulatory recovery mechanisms.

•	A $27 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2019.

•	A $7 million decrease in payments to contractors for electric distribution maintenance costs, primarily due to decreased vegetation management costs.

•
A net $6 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in in contracted commodity volumes, and increases resulting from renewable energy contracts entered into pursuant to FEJA.

The increase in Ameren Illinois’ cash from operating activities between periods was partially offset by a $9 million decrease in natural gas held in storage caused primarily by increased withdrawals as a result of colder winter temperatures in the year-ago period.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $25 million in the first six months of 2019, compared with the year-ago period, primarily as a result of increased capital expenditures of $13 million, as well as a $9 million increase in nuclear fuel expenditures due to the timing of purchases. In addition to the capital expenditure changes at Ameren Missouri and Ameren Illinois discussed below, Ameren’s capital expenditures increased due to a $18 million increase in capital expenditures at ATXI. ATXI’s capital expenditures increased as a result of increased expenditures on the Mark Twain Transmission project offset by decreased capital expenditures on the Spoon River and Illinois Rivers projects.
Ameren Missouri’s cash used in investing activities decreased $22 million between periods, primarily due to net money pool advances offset by an increase in capital expenditures. In the first six months of 2019, Ameren Missouri had no money pool advances compared with advances of $66 million in the year-ago period. Additionally, capital expenditures increased $41 million, primarily due to substation upgrades and energy delivery infrastructure upgrades. The decrease in cash used in investing activities was also partially offset by a $9 million increase in nuclear fuel expenditures due to the timing of purchases.
Ameren Illinois’ cash used in investing activities decreased $41 million between periods primarily due to decreased capital expenditures of $46 million related to electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities decreased $47 million during the first six months of 2019, compared with the year-ago period. During the first six months of 2019, Ameren utilized net commercial paper issuances of $401 million and cash on hand to repay long-term indebtedness of $329 million at maturity. Additionally, Ameren issued $450 million of long-term indebtedness to repay outstanding commercial paper and to fund, in part, investing activities. In comparison, during the first six months of 2018, Ameren utilized net proceeds from the issuance of $874 million of long-term indebtedness and net commercial paper issuances to repay $323 million of higher-cost long-term indebtedness and to fund, in part, investing activities. During the first six months of 2019, Ameren paid common stock dividends of $233 million, compared with $223 million in dividend payments in the year-ago period.
Ameren Missouri’s cash provided by financing activities increased $16 million during the first six months of 2019, compared with the year-ago period. During the first six months of 2019, Ameren Missouri utilized net commercial paper issuances of $150 million and cash on hand to repay long-term indebtedness of $329 million at maturity. Additionally, Ameren Missouri issued $450 million of long-term indebtedness to repay outstanding commercial paper and to fund, in part, investing activities. In comparison, during the first six months of 2018, Ameren Missouri utilized net proceeds from the issuance of $423 million in long-term indebtedness to repay $179 million of higher-cost long-term indebtedness, to repay $39 million of net commercial paper issuances, and to fund, in part, investing activities. During the first six months of 2019, Ameren Missouri paid common stock dividends of $100 million, compared with $50 million in dividend payments in the year-ago period.

Ameren Illinois’ cash provided by financing activities decreased $203 million during the first six months of 2019, compared with the year-ago period. During the first six months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $127 million to fund, in part, investing activities. In comparison, during the first six months of 2018, Ameren Illinois utilized net proceeds from the issuance of $430 million of long-term indebtedness to repay $62 million of net commercial paper issuances, and to fund, in part, investing activities. Additionally, in the first six months of 2018, Ameren Illinois used commercial paper issuances to repay $144 million of higher-cost long-term indebtedness. Ameren Illinois also received an $80 million capital contribution from Ameren (parent) and borrowed $31 million from the money pool in the year-ago period.
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
The following table presents Ameren’s consolidated liquidity as of June 30, 2019:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	347
Less: Ameren Missouri commercial paper outstanding	205
Less: Letters of credit	7
Missouri Credit Agreement – subtotal	441
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	248
Less: Ameren Illinois commercial paper outstanding	199
Less: Letters of credit	2
Illinois Credit Agreement – subtotal	651
Subtotal	$1,092
Cash and cash equivalents	6
Net Available Liquidity	$1,098
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In 2018, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2020 and September 2020, respectively. In July 2019, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2021.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to the Credit Agreements or to other borrowing arrangements.

Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of any issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the six months ended June 30, 2019 and 2018:

	Month Issued, Redeemed, or Matured	2019		2018
Issuances of Long-term Debt
Ameren Missouri:
3.50% First mortgage bonds due 2029	March	$450		$—
4.00% First mortgage bonds due 2048	April	—		423
Ameren Illinois:
3.80% First mortgage bonds due 2028	May	—		430
Total Ameren long-term debt issuances		$450		$853
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$37	(a) (b)	$40	(a) (b)
Total common stock issuances		$37		$40
Total Ameren long-term debt and common stock issuances		$487		$893
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.70% Senior secured notes due 2019	February	$329		$—
6.00% Senior secured notes due 2018	April	—		179
Ameren Illinois:
6.25% Senior secured notes due 2018	May	—		144
Total Ameren long-term debt redemptions and maturities		$329		$323

(a)	Ameren issued a total of 0.5 million and 0.7 million shares of common stock under its DRPlus and 401(k) plan in the six months ended June 30, 2019 and 2018, respectively.

(b)
Excludes 0.8 million shares of common stock valued at $54 million and 0.7 million shares of common stock valued at $35 million issued in connection with stock-based compensation for the six months ended June 30, 2019 and 2018, respectively.

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
At June 30, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2019, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2019 and 2018:

	Six Months
	2019	2018
Ameren	$233	$223
Ameren Missouri	100	50
ATXI	15	25
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At June 30, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at June 30, 2019. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2019, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $91 million, $63 million, and $28 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2019, if market prices were 15% higher or lower than June 30, 2019 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
Operations

•
In 2018, Missouri Senate Bill 564 was enacted and Ameren Missouri elected PISA in accordance with the provisions of the law. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and weighted-average cost of capital return for renewable generation plant placed in service and not recovered under PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the weighted average cost of capital, both debt and equity, which will ultimately be recognized in revenues when recovery of such deferrals are reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. Ameren Missouri expects a decision by the end of 2019. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

•
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019. The plan is designed to upgrade Ameren Missouri's electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with costs largely recoverable under PISA and, for the portion of wind and other renewable energy generation investments that are not recoverable under PISA, recoverable under the RESRAM. As a part of its Smart

Energy Plan, in August 2019, Ameren Missouri expects to file for certificates of convenience and necessity with the MoPSC to build three solar facilities across the state of Missouri. Each 10 megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by the end of 2020.

•
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals, including $7 million, $10 million, and $13 million if 100% of the goals are achieved during 2019, 2020, and 2021, respectively. Additional revenues may be earned if Ameren Missouri exceeds 100% of its energy savings goals. By the end of 2019, Ameren Missouri expects an order from the MoPSC approving Ameren Missouri’s energy savings results for the third plan year of the MEEIA 2016 programs.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100% of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, net of changes in the market price of such energy. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and FERC approval. Any owned generation under this program would be incremental to estimated capital expenditures through 2023 discussed below. Ameren Missouri anticipates finalizing customer interest and pursuing renewable energy projects to fulfill requirements in 2019. Without extension, the option to elect into the program will terminate in the third quarter of 2023.

•
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. The electric rate decrease request is based on a 9.95% return on common equity, a capital structure composed of 51.9% common equity, a rate base of $8.0 billion, and a test year ended December 31, 2018, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2019. Pro-forma adjustments are also expected for fuel costs, transportation costs, MISO multi-value transmission project expenses, and payroll costs effective as of January 1, 2020. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by late April 2020 and new rates effective by late May 2020. A 50 basis point change in Ameren Missouri’s return on common equity would result in an estimated $20 million change in Ameren’s and Ameren Missouri’s net income, based on Ameren Missouri’s current electric rate base.

•
In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The remaining intervenors to the regulatory rate review did not object to the agreement. The requested decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This agreement allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The agreement represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. A decision by the MoPSC is expected in August 2019, with new rates expected to be effective in September 2019.

•
Ameren continues to make significant investments in FERC-regulated electric transmission businesses. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2019 through 2023, to replace aging infrastructure and improve reliability. ATXI has three MISO-approved multi-value projects: the Spoon River, Illinois Rivers, and Mark Twain projects. The Spoon River project, located in northwest Illinois, was placed in service in February 2018. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction of the Illinois Rivers project is substantially complete, with the last section expected to be completed in 2020, pending the outcome of certain legal proceedings. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. In June 2019, a section of the Mark Twain project was completed from Kirksville, Missouri to the Iowa border. Construction of the Mark Twain project began in the second quarter of 2018, with the remaining section expected to be completed by the end of 2019. ATXI’s expected investment in 2019 and 2020 to complete its multi-value projects is approximately $200 million, with the total investment expected to be more than $1.6 billion.

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

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In October 2018, the FERC issued an order in an unrelated case that proposed a new methodology for determining the base return on equity, which required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy. Initial comments were due in June 2019, and reply comments are due by late August 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadens the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases, and the transmission incentives Notice of Inquiry is open for industry comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case and any potential impact to the amounts refunded as a result of the September 2016 order is uncertain. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding FERC complaint cases. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ net income by an estimated $9 million and $5 million, respectively, based on each company’s 2019 projected rate base.

•
In 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2019 electric distribution service revenues will be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2019 electric distribution service revenues are expected to be higher than the 2018 revenues because of an expected increase in recoverable costs and expected rate base growth of approximately 8%. The 2019 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2021. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2019 projected year-end rate base.

•
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. These rates will affect Ameren Illinois' cash receipts during 2020, but will not affect electric distribution service revenues, which will be based on actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework.

•
Ameren Illinois is allowed to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at its weighted-average cost of capital, with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2023 and will earn a return on those investments. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework.

•
Ameren Missouri's next refueling and maintenance outage at its Callaway energy center is scheduled for the fall of 2020. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.

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
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by the end of 2020 in Missouri and neighboring states and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs at an acceptable cost; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals.

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

•
In May 2019, Ameren Missouri entered into a build-transfer agreement with a subsidiary of Enel Green Power North America, Inc. to acquire, after construction, an up-to 300-megawatt wind generation facility to be located in northwestern Missouri. Ameren Missouri filed for a certificate of convenience and necessity with the MoPSC in May 2019. In July 2019, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC regarding the requested certificate of convenience and necessity. Final RTO interconnection costs were determined in July 2019, and a related RTO transmission interconnection agreement is expected by the fall of 2019.

•
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. Final MISO interconnection costs for the facility were determined in July 2019, and a related transmission interconnection agreement with the MISO is expected by the fall of 2019.

•
Both facilities are expected to be completed by the end of 2020, which would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions are subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC and obtaining FERC approval for the 300-megawatt facility, entering into an RTO transmission interconnection agreement at an acceptable cost for each facility, and other customary contract terms and conditions. The two build-transfer agreements collectively represent approximately $1.2 billion of capital expenditures, expected in 2020. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

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

•
Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation, or reviewed or recommended for repeal by the EPA, or new replacement or alternative regulations are being contemplated, proposed, or adopted by the EPA and state regulators. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2022, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.5 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. Ameren Missouri expects to issue long-term debt to repay $244 million principal amount of senior secured notes scheduled to mature in October 2019. Ameren Illinois expects to issue long-term debt in the fourth quarter of 2019. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

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

•
In 2018, our rate-regulated businesses began to amortize excess deferred taxes. Ameren Illinois’ and ATXI's income tax expense for the year ended December 31, 2018, reflect a full year of amortization, while Ameren Missouri's income tax expense for the year ended December 31, 2018, reflects five months of amortization related to its electric business, in accordance with a MoPSC order received in July 2018. The amortization of such balances related to Ameren Missouri’s gas business started in January 2019, in accordance with a MoPSC order received in December 2018. These amortizations reduce our income tax expense and effective tax rates. Due to formula ratemaking, Ameren Illinois Electric Distribution and Ameren Transmission have an offsetting reduction in revenue from customers, with no overall impact on earnings. Ameren Missouri and Ameren Illinois Natural Gas interim period earnings comparisons between 2019 and 2018 may be affected by timing differences between income tax expense and revenue reductions based on their revenue patterns; however, no material impact to year-over-year earnings is expected.

•
As of June 30, 2019, Ameren had $70 million in tax benefits from federal and state net operating loss carryforwards and $129 million in federal and state income tax credit carryforwards. These carryforwards are expected to largely offset income tax obligations in 2019. The net operating loss carryforwards are expected to be fully utilized in 2019. Future expected income tax payments and refunds are based on planned capital expenditures and any related income tax credits and, in the case of Ameren Missouri and Ameren Illinois, consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries. Ameren expects to make income tax payments between $10 million and $50 million in each year from 2019 to 2023, totaling $125 million to $175 million for the five-year period. Ameren Missouri expects to make income tax payments to Ameren (parent) of approximately $90 million in 2019 and between $20 million and $30 million in 2020. Additionally, Ameren Missouri expects to receive refunds from Ameren (parent) in each year from 2021 to 2023, totaling $30 million to $60 million for the three-year period. Ameren Illinois expects to make income tax payments to Ameren (parent) between $20 million and $40 million in 2019 and 2020 and between $50 million and $70 million in each year from 2021 to 2023, totaling $210 million to $260 million for the five-year period.

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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, and investment price risk, included in the Form 10-K. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
Commodity Supplier and Price Risk
In 2019, two of Ameren Missouri’s ultra-low-sulfur coal suppliers filed voluntary petitions for restructuring under Chapter 11 of the United States Bankruptcy Code. Although one of those suppliers has ceased operations, this supplier is seeking a buyer or financing to restart operations. Ameren Missouri expects to replace any resulting volume shortfall through its other coal supply contracts or through market purchases. As of June 30, 2019, forward market prices for coal were comparable to Ameren Missouri’s contracted prices. As such, Ameren Missouri does not expect any material impact to its operations as a result of these restructuring proceedings.
ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2019, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in July 2019;

•	Ameren Missouri’s request for a certificate of convenience and necessity for the up-to 300-megawatt wind generation facility filed with the MoPSC in May 2019;

•	the January 2019 appeal filed by the MoOPC challenging the MoPSC’s December 2018 order in the RESRAM case;

•	Ameren Missouri’s natural gas delivery service regulatory rate review filed with the MoPSC in December 2018;

•	Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in May 2019;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2019;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2019, to June 30, 2019.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 2, 2019