Form 10-Q
period 2019-09-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2019-11-08
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2019

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2019, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share –	246,029,792
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation –	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation –	25,452,373
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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, such as those that may result from the complaint case filed in February 2015 with the FERC, a new methodology to determine the allowed base return on common equity under the MISO tariff proposed by the FERC in November 2018, the Notices of Inquiry issued by the FERC in March 2019, Ameren Missouri’s electric regulatory rate review filed with the MoPSC in July 2019, a request for appeal filed with the Missouri Supreme Court by the MoOPC in November 2019 related to Ameren Missouri’s RESRAM, Ameren Missouri’s request for deferral accounting treatment of maintenance expenses related to scheduled Callaway refueling and maintenance outages filed with the MoPSC in October 2019, Ameren Illinois’ April 2019 annual electric distribution formula rate update filing, Ameren Illinois’ May 2019 annual electric energy-efficiency formula rate update, and future regulatory, judicial, or legislative actions that change regulatory recovery mechanisms;

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

•
the impact of current environmental laws and new, more stringent, or changing requirements, including those related to the effect of NSR and Clean Air Act litigation, CO2 and the adoption and implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$1,528	$1,590	$3,928	$4,209
Natural gas	131	134	666	663
Total operating revenues	1,659	1,724	4,594	4,872
Operating Expenses:
Fuel	147	216	409	590
Purchased power	148	148	440	453
Natural gas purchased for resale	31	30	236	252
Other operations and maintenance	434	429	1,301	1,299
Depreciation and amortization	248	241	745	713
Taxes other than income taxes	131	127	375	374
Total operating expenses	1,139	1,191	3,506	3,681
Operating Income	520	533	1,088	1,191
Other Income, Net	34	32	99	84
Interest Charges	96	101	290	302
Income Before Income Taxes	458	464	897	973
Income Taxes	92	105	158	221
Net Income	366	359	739	752
Less: Net Income Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Ameren Common Shareholders	$364	$357	$734	$747

Net Income	$366	$359	$739	$752
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $-, $-, $-, and $-, respectively	—	2	1	1
Comprehensive Income	366	361	740	753
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$364	$359	$735	$748

Earnings per Common Share – Basic	$1.48	$1.46	$2.99	$3.06

Earnings per Common Share – Diluted	$1.47	$1.45	$2.97	$3.04

Weighted-average Common Shares Outstanding – Basic	245.9	244.1	245.5	243.6
Weighted-average Common Shares Outstanding – Diluted	247.5	246.3	247.0	245.5
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$20	$16
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $18, respectively)	478	463
Unbilled revenue	273	295
Miscellaneous accounts receivable	56	79
Inventories	488	483
Current regulatory assets	74	134
Other current assets	106	63
Total current assets	1,495	1,533
Property, Plant, and Equipment, Net	23,894	22,810
Investments and Other Assets:
Nuclear decommissioning trust fund	798	684
Goodwill	411	411
Regulatory assets	1,168	1,127
Other assets	780	650
Total investments and other assets	3,157	2,872
TOTAL ASSETS	$28,546	$27,215
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	544	597
Accounts and wages payable	598	817
Taxes accrued	164	53
Current regulatory liabilities	121	149
Other current liabilities	522	491
Total current liabilities	2,285	2,687
Long-term Debt, Net	8,651	7,859
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,902	2,666
Regulatory liabilities	4,845	4,637
Asset retirement obligations	671	627
Pension and other postretirement benefits	522	558
Other deferred credits and liabilities	466	408
Total deferred credits and other liabilities	9,406	8,896
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 246.0 and 244.5, respectively	2	2
Other paid-in capital, principally premium on common stock	5,673	5,627
Retained earnings	2,408	2,024
Accumulated other comprehensive loss	(21)	(22)
Total Ameren Corporation shareholders’ equity	8,062	7,631
Noncontrolling Interests	142	142
Total equity	8,204	7,773
TOTAL LIABILITIES AND EQUITY	$28,546	$27,215
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$739	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745	699
Amortization of nuclear fuel	56	71
Amortization of debt issuance costs and premium/discounts	14	16
Deferred income taxes and investment tax credits, net	144	212
Allowance for equity funds used during construction	(20)	(25)
Stock-based compensation costs	15	15
Other	(11)	21
Changes in assets and liabilities:
Receivables	10	(129)
Inventories	(4)	(4)
Accounts and wages payable	(205)	(198)
Taxes accrued	118	92
Regulatory assets and liabilities	147	213
Assets, other	(56)	(2)
Liabilities, other	11	(45)
Pension and other postretirement benefits	(35)	(2)
Net cash provided by operating activities	1,668	1,686
Cash Flows From Investing Activities:
Capital expenditures	(1,761)	(1,689)
Nuclear fuel expenditures	(26)	(30)
Purchases of securities – nuclear decommissioning trust fund	(192)	(172)
Sales and maturities of securities – nuclear decommissioning trust fund	184	159
Purchase of bonds	(207)	—
Proceeds from sale of remarketed bonds	207	—
Other	(3)	13
Net cash used in investing activities	(1,798)	(1,719)
Cash Flows From Financing Activities:
Dividends on common stock	(350)	(334)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	(53)	36
Maturities of long-term debt	(329)	(522)
Issuances of long-term debt	900	853
Issuances of common stock	54	56
Employee payroll taxes related to stock-based compensation	(29)	(19)
Debt issuance costs	(10)	(9)
Other	—	1
Net cash provided by financing activities	178	57
Net change in cash, cash equivalents, and restricted cash	48	24
Cash, cash equivalents, and restricted cash at beginning of year	107	68
Cash, cash equivalents, and restricted cash at end of period	$155	$92
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock	$2	$2	$2	$2

Other Paid-in Capital:
Beginning of period	5,649	5,576	5,627	5,540
Shares issued under the DRPlus and 401(k) plan	17	16	54	56
Stock-based compensation activity	7	6	(8)	2
Other paid-in capital, end of period	5,673	5,598	5,673	5,598

Retained Earnings:
Beginning of period	2,161	1,827	2,024	1,660
Net income attributable to Ameren common shareholders	364	357	734	747
Dividends	(117)	(111)	(350)	(334)
Retained earnings, end of period	2,408	2,073	2,408	2,073

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(21)	(19)	(22)	(18)
Change in deferred retirement benefit costs	—	2	1	1
Deferred retirement benefit costs, end of period	(21)	(17)	(21)	(17)
Total accumulated other comprehensive loss, end of period	(21)	(17)	(21)	(17)
Total Ameren Corporation Shareholders’ Equity	$8,062	$7,656	$8,062	$7,656

Noncontrolling Interests:
Beginning of period	142	142	142	142
Net income attributable to noncontrolling interest holders	2	2	5	5
Dividends paid to noncontrolling interest holders	(2)	(2)	(5)	(5)
Noncontrolling interests, end of period	142	142	142	142
Total Equity	$8,204	$7,798	$8,204	$7,798

Common stock shares outstanding at beginning of period	245.8	244.0	244.5	242.6
Shares issued under the DRPlus and 401(k) plan	0.2	0.2	0.7	0.9
Shares issued for stock-based compensation	—	—	0.8	0.7
Common stock shares outstanding at end of period	246.0	244.2	246.0	244.2

Dividends per common share	$0.4750	$0.4575	$1.4250	$1.3725

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$1,040	$1,111	$2,517	$2,782
Natural gas	19	18	98	94
Total operating revenues	1,059	1,129	2,615	2,876
Operating Expenses:
Fuel	147	216	409	590
Purchased power	49	49	160	131
Natural gas purchased for resale	6	5	41	37
Other operations and maintenance	242	234	720	707
Depreciation and amortization	138	137	417	411
Taxes other than income taxes	96	94	256	258
Total operating expenses	678	735	2,003	2,134
Operating Income	381	394	612	742
Other Income, Net	15	16	43	45
Interest Charges	44	50	136	152
Income Before Income Taxes	352	360	519	635
Income Taxes	51	65	70	132
Net Income	301	295	449	503
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$300	$294	$446	$500
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $7, respectively)	243	223
Accounts receivable – affiliates	20	14
Unbilled revenue	156	155
Miscellaneous accounts receivable	41	42
Inventories	356	358
Other current assets	66	40
Total current assets	882	832
Property, Plant, and Equipment, Net	12,452	12,103
Investments and Other Assets:
Nuclear decommissioning trust fund	798	684
Regulatory assets	358	366
Other assets	370	306
Total investments and other assets	1,526	1,356
TOTAL ASSETS	$14,860	$14,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$336	$580
Short-term debt	144	55
Accounts and wages payable	261	428
Accounts payable – affiliates	126	69
Taxes accrued	148	27
Other current liabilities	240	243
Total current liabilities	1,255	1,402
Long-term Debt, Net	3,779	3,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,619	1,576
Regulatory liabilities	2,860	2,799
Asset retirement obligations	667	623
Pension and other postretirement benefits	211	228
Other deferred credits and liabilities	44	16
Total deferred credits and other liabilities	5,401	5,242
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,903	1,903
Preferred stock	80	80
Retained earnings	1,931	1,735
Total shareholders’ equity	4,425	4,229
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,860	$14,291
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$449	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	398
Amortization of nuclear fuel	56	71
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and investment tax credits, net	(9)	4
Allowance for equity funds used during construction	(14)	(19)
Other	10	14
Changes in assets and liabilities:
Receivables	(32)	(156)
Inventories	3	3
Accounts and wages payable	(153)	(168)
Taxes accrued	148	148
Regulatory assets and liabilities	5	149
Assets, other	(37)	—
Liabilities, other	(4)	7
Pension and other postretirement benefits	(5)	3
Net cash provided by operating activities	840	961
Cash Flows From Investing Activities:
Capital expenditures	(751)	(664)
Nuclear fuel expenditures	(26)	(30)
Purchases of securities – nuclear decommissioning trust fund	(192)	(172)
Sales and maturities of securities – nuclear decommissioning trust fund	184	159
Purchase of bonds	(207)	—
Proceeds from sale of remarketed bonds	207	—
Money pool advances, net	—	(28)
Net cash used in investing activities	(785)	(735)
Cash Flows From Financing Activities:
Dividends on common stock	(250)	(225)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	89	(39)
Maturities of long-term debt	(329)	(378)
Issuances of long-term debt	450	423
Debt issuance costs	(6)	(4)
Net cash used in financing activities	(49)	(226)
Net change in cash, cash equivalents, and restricted cash	6	—
Cash, cash equivalents, and restricted cash at beginning of year	8	7
Cash, cash equivalents, and restricted cash at end of period	$14	$7
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	1,903	1,858	1,903	1,858

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	1,781	1,788	1,735	1,632
Net income	301	295	449	503
Common stock dividends	(150)	(175)	(250)	(225)
Preferred stock dividends	(1)	(1)	(3)	(3)
Retained earnings, end of period	1,931	1,907	1,931	1,907

Total Shareholders’ Equity	$4,425	$4,356	$4,425	$4,356

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Electric	$452	$448	$1,305	$1,333
Natural gas	112	116	568	569
Total operating revenues	564	564	1,873	1,902
Operating Expenses:
Purchased power	101	105	284	334
Natural gas purchased for resale	25	25	195	215
Other operations and maintenance	193	195	580	590
Depreciation and amortization	102	94	304	278
Taxes other than income taxes	33	32	110	108
Total operating expenses	454	451	1,473	1,525
Operating Income	110	113	400	377
Other Income, Net	13	11	39	30
Interest Charges	38	38	111	112
Income Before Income Taxes	85	86	328	295
Income Taxes	20	23	79	73
Net Income	65	63	249	222
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Shareholder	$65	$63	$247	$220
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $11 and $11, respectively)	222	224
Accounts receivable – affiliates	38	21
Unbilled revenue	117	140
Miscellaneous accounts receivable	16	40
Inventories	132	125
Current regulatory assets	58	110
Other current assets	26	16
Total current assets	609	676
Property and Plant, Net	9,819	9,198
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	796	759
Other assets	311	275
Total investments and other assets	1,518	1,445
TOTAL ASSETS	$11,946	$11,319
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$310	$72
Accounts and wages payable	247	302
Accounts payable – affiliates	67	58
Customer deposits	71	76
Current environmental remediation	56	42
Current regulatory liabilities	49	62
Other current liabilities	176	184
Total current liabilities	976	796
Long-term Debt, Net	3,279	3,296
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,180	1,119
Regulatory liabilities	1,884	1,741
Pension and other postretirement benefits	261	280
Environmental remediation	85	109
Other deferred credits and liabilities	260	204
Total deferred credits and other liabilities	3,670	3,453
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,173	2,173
Preferred stock	62	62
Retained earnings	1,786	1,539
Total shareholders' equity	4,021	3,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,946	$11,319

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$249	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	278
Amortization of debt issuance costs and premium/discounts	9	10
Deferred income taxes and investment tax credits, net	42	56
Other	8	5
Changes in assets and liabilities:
Receivables	18	21
Inventories	(7)	(7)
Accounts and wages payable	(48)	(44)
Taxes accrued	14	(40)
Regulatory assets and liabilities	147	63
Assets, other	(15)	—
Liabilities, other	13	(40)
Pension and other postretirement benefits	(27)	(8)
Net cash provided by operating activities	706	516
Cash Flows From Investing Activities:
Capital expenditures	(900)	(947)
Other	(3)	10
Net cash used in investing activities	(903)	(937)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	237	46
Money pool borrowings, net	—	45
Maturities of long-term debt	—	(144)
Issuances of long-term debt	—	430
Debt issuance costs	—	(5)
Capital contribution from parent	—	80
Other	(1)	1
Net cash provided by financing activities	234	451
Net change in cash, cash equivalents, and restricted cash	37	30
Cash, cash equivalents and restricted cash at beginning of year	80	41
Cash, cash equivalents, and restricted cash at end of period	$117	$71
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,173	2,093	2,173	2,013
Capital contribution from parent	—	—	—	80
Other paid-in capital, end of period	2,173	2,093	2,173	2,093

Preferred Stock:	62	62	62	62

Retained Earnings:
Beginning of period	1,721	1,392	1,539	1,235
Net income	65	63	249	222
Preferred stock dividends	—	—	(2)	(2)
Retained earnings, end of period	1,786	1,455	1,786	1,455

Total Shareholders’ Equity	$4,021	$3,610	$4,021	$3,610

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
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

•	Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•	ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing the MISO-approved Illinois Rivers and Mark Twain electric transmission projects.
Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated, except as disclosed in Note 8 – Related-party Transactions. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Variable Interest Entities
As of September 30, 2019, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of September 30, 2019, the maximum exposure to loss related to these variable interest entities was approximately $12 million, which primarily represents legal costs incurred. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of September 30, 2019, and December 31, 2018, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $27 million and $22 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2019, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $27 million plus associated outstanding funding commitments of $37 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2019, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $258 million (December 31, 2018 – $244 million) and $121 million (December 31, 2018 – $122 million), respectively, while total borrowings against the policies were $114 million (December 31, 2018 – $113 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
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

•
increased depreciation and amortization expense of approximately $115 million for new electric infrastructure investments, of which approximately $35 million reflects higher depreciation rates and another $35 million would otherwise be deferred under PISA; and

•	an increase of approximately $60 million of pre-tax return on rate base, which includes both the debt and equity components, of which approximately $30 million would otherwise be deferred under PISA.
Ameren Missouri’s base rates for electric service, which were last reset on April 1, 2017, and adjusted by a July 2018 MoPSC order, are required to be reset at least every four years to allow for continued use of the FAC. This filing, which includes a request for continued use of the FAC, allows Ameren Missouri to meet that requirement while providing flexibility to time its next regulatory rate review to include wind generation investments expected to be made by the end of 2020.
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
Wind Generation Facilities and RESRAM
In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. The two build-transfer agreements, which are subject to customary contract terms and conditions, collectively represent approximately $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. The county zoning approval process for the Schuyler County portion of the 400-megawatt project is subject to litigation filed in August 2019, which is not expected to affect the completion of the project by the end of 2020. The following table provides information with respect to each build-transfer agreement:

	Up-to 400-Megawatt Facility	Up-to 300-Megawatt Facility
Build-transfer agreement date	May 2018	May 2019
Wind facility developer	Terra-Gen, LLC	Invenergy Renewables, LLC(a)
Location	Northeastern Missouri	Northwestern Missouri
Status of certificate of convenience and necessity from the MoPSC	Approved October 2018	Approved August 2019
Status of final interconnection costs	Received July 2019	Received July 2019
Status of RTO transmission interconnection agreement	Executed August 2019	Executed October 2019
Status of FERC approval	Received December 2018	Received October 2019
Expected completion date	By the end of 2020	By the end of 2020

(a)	In October 2019, Invenergy Renewables, LLC acquired the project from Enel North America, Inc.
In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, a 157-megawatt wind generation facility. In July 2019, Ameren Missouri and the developer mutually agreed to terminate the project due to unacceptable interconnection costs, which made the project uneconomic and not in the best interest of Ameren Missouri’s customers. Abandonment costs incurred as a result of terminating the project were immaterial to Ameren Missouri.
In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. In October 2019, the Missouri Court of Appeals, Western District upheld the MoPSC’s order. In November 2019, the MoOPC filed a request for appeal of the MoPSC’s order to the Missouri Supreme Court. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.
MEEIA
As a result of MoPSC orders issued in September 2017, October 2018, January 2019, and September 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, Ameren Missouri recognized revenues of $20 million and $5 million during the first quarter of 2019 and 2018, respectively, and $18 million in the third quarter of 2019.
Request for Deferral of Maintenance Expenses Related to Scheduled Callaway Refueling and Maintenance Outages
In October 2019, Ameren Missouri filed a request with the MoPSC for deferral accounting treatment that would allow Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway nuclear energy center. These expenses would be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Ameren Missouri cannot predict the ultimate outcome of this regulatory proceeding. If the request is approved prior to the fall 2020 refueling and maintenance outage, Ameren Missouri would defer the maintenance expenses incurred related to the outage as a regulatory asset and begin to amortize those expenses after completion of the outage.
2018 Natural Gas Delivery Service Regulatory Rate Review
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service. In August 2019, the MoPSC issued an order approving a stipulation and agreement to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This order allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The order represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. The new rates became effective September 1, 2019.
Illinois
Electric Distribution Service Rates
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. It also reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. In August 2019, the ICC staff submitted an updated calculation of the revenue requirement included in Ameren Illinois’ filing, recommending an amount comparable to that included in Ameren Illinois’ filing. In October 2019, the administrative law judges issued a proposed order consistent with Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2019.
Electric Customer Energy-Efficiency Investments
In May 2019, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. This rate update is based on an 8.9% return on common equity, a capital structure composed of 50% common equity, and $205 million of net electric customer energy-efficiency investments. Pending ICC approval, this update filing will result in 2020 electric customer energy-efficiency rates of $44 million, which represents an increase of $10 million from 2019 rates. In September 2019, the ICC staff submitted an updated calculation of the revenue requirement included in Ameren Illinois’ filing, recommending an amount comparable to that included in Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2019.
ATXI’s Illinois Rivers Project
In August 2017, the Illinois Circuit Court for Edgar County dismissed several of ATXI’s condemnation cases related to the one remaining line segment to be completed in the Illinois Rivers project. These cases had been filed to obtain easements and rights of way necessary to complete the line segment. The court found that required notice was not given to the relevant landowners during the underlying ICC proceeding. Upon appeal, in October 2018, the Illinois Supreme Court reversed the Illinois Circuit Court for Edgar County’s decision and remanded the case for further proceedings. In February 2019, the landowners filed an appeal with the United States Supreme Court, which was denied in April 2019. In the second quarter of 2019, at ATXI’s request, the Illinois Circuit Court for Edgar County reinstated the condemnation cases that were previously dismissed. ATXI expects to complete the line segment in 2020. The estimated line segment capital expenditure investment is approximately $81 million, of which $39 million was invested as of September 30, 2019.
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
Since the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015. MISO transmission owners subsequently filed a motion to dismiss the February 2015 complaint, as discussed below. The February 2015 complaint case seeks a further reduction in the allowed base return on common equity for FERC-regulated transmission rate base under the MISO tariff. In June 2016, an administrative law judge issued an initial decision in the February 2015 complaint case. If approved by the FERC, it would lower the allowed base return on common equity for the 15-month period of February 2015 to May 2016 to 9.70%, or a 10.20% total allowed return on equity with the inclusion of a 50 basis point incentive adder for participation in an RTO. It would also require customer refunds, with interest, for that 15-month period. A final FERC order would also establish the allowed return on common equity that will apply prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In April 2017, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded to the FERC an order in an unrelated case in which the FERC established the allowed base return on common equity methodology subsequently used in the two MISO complaint cases described above. In October 2018, the FERC issued an order in the unrelated case that proposed a new methodology for determining the base return on equity, which required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case and any potential impact to the amounts refunded as a result of the September 2016 order is uncertain.
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
As of September 30, 2019, Ameren and Ameren Illinois had recorded current regulatory liabilities of $46 million and $27 million, respectively, to reflect the expected refunds, including interest, associated with the reduced allowed return on common equity in the initial decision in the February 2015 complaint case. Ameren Missouri does not expect that a reduction in the FERC-allowed base return on common equity would be material to its results of operations, financial position, or liquidity.
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
The Missouri Credit Agreement and the Illinois Credit Agreement were not utilized for direct borrowings during the nine months ended September 30, 2019, but were used to support commercial paper issuances and to issue letters of credit. Based on commercial paper outstanding and letters of credit issued under the Credit Agreements, the aggregate credit capacity available under the Credit Agreements to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, at September 30, 2019, was $1.6 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2019. As of September 30, 2019, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 53%, 48%, and 47% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Commercial Paper
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Ameren (parent)	$90	$470
Ameren Missouri	144	55
Ameren Illinois	310	72
Ameren consolidated	$544	$597
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the nine months ended September 30, 2019 and 2018:

	Ameren (parent)	Ameren Missouri	Ameren Illinois		Ameren Consolidated
2019
Average daily commercial paper outstanding at par value	$532	$141	$147		$821
Weighted-average interest rate	2.70%	2.73%	2.58%		2.68%
Peak commercial paper during period at par value(a)	$651	$549	$310		$1,113
Peak interest rate	3.80%	2.97%	5.00%	(b)	5.00%	(b)
2018
Average daily commercial paper outstanding at par value	$431	$81	$117		$629
Weighted-average interest rate	2.23%	1.94%	2.21%		2.18%
Peak commercial paper during period at par value(a)	$543	$481	$442		$1,295
Peak interest rate	2.45%	2.42%	2.55%		2.55%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak commercial paper issuances for the period.

(b)	In the third quarter of 2019, Ameren’s and Ameren Illinois’ peak interest rate was affected by temporary disruptions in the commercial paper market.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three and nine months ended September 30, 2019, was 2.40% and 2.67%, respectively (2018 – 2.00% and 2.02%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and nine months ended September 30, 2019 and 2018.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2019, Ameren issued a total of 0.2 million and 0.7 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $17 million and $54 million, respectively. In addition, in the first quarter of 2019, Ameren issued 0.8 million shares of common stock valued at $54 million upon the vesting of stock-based compensation.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale price was initially $74.18 per share. The initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreement by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreement. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price.
The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2019, Ameren could have settled the forward sale agreement with physical delivery of 7.5 million shares of common stock to the counterparty in exchange for cash of $557 million. The forward sale agreement could also have been settled at September 30, 2019, with delivery of approximately $47 million of cash or approximately 0.6 million shares of common stock to the counterparty, if Ameren had elected to net cash or net share settle, respectively.
The forward sale agreement has been classified as an equity transaction because it is indexed to Ameren’s common stock, physical settlement is within Ameren’s control, and the other requirements necessary for equity classification were met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the forward sale agreement. If the average price of Ameren’s common stock exceeds the adjusted forward sale price during a quarterly period, the forward sale agreement could have a dilutive effect on earnings per share.
In September 2019, Ameren issued $450 million of 2.50% senior unsecured notes due September 2024, with interest payable semiannually on March 15 and September 15, beginning March 15, 2020. Ameren received net proceeds of $447 million, which were used to repay outstanding short-term debt.
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
In June and July 2019, all of the 1992 Series bonds, 1998 Series A bonds, 1998 Series B bonds, and 1998 Series C bonds issued by the Missouri Environmental Improvement and Energy Resources Authority on behalf of Ameren Missouri were subject to purchase in lieu of redemption or a mandatory tender as a result of a change in the method of determining the interest rates on the bonds. The interest rate method of each of the series of bonds, as well as Ameren Missouri’s first mortgage bonds that collaterally secure each of the series of bonds, was changed from a variable rate to a fixed rate. Upon the change in the method of determining the interest rate, the bonds, totaling $207 million, were remarketed to new investors. The following table provides additional information on the bonds:

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
In October 2019, Ameren Missouri issued $330 million of 3.25% first mortgage bonds due October 2049, with interest payable semiannually on April 1 and October 1 of each year, beginning April 1, 2020. Ameren Missouri received net proceeds of $326 million, which were used to repay $244 million of its 5.10% senior unsecured notes due October 1, 2019, with the remaining proceeds used to repay a portion of its short-term debt.
In October 2019, Ameren Missouri redeemed the remaining amount outstanding of its 5.45% first mortgage bonds due 2028 for less than $1 million.
Ameren Illinois
In 2006, Ameren Illinois purchased all $17 million of the 1993 Series B-1 bonds due 2028 issued by the Illinois Finance Authority on behalf of Ameren Illinois pursuant to a mandatory tender. Ameren Illinois’ 1993 Series B-1 senior unsecured notes due 2028 were not extinguished and remained as “Long-term debt, net” on Ameren’s and Ameren Illinois’ balance sheets. In September 2019, Ameren Illinois exchanged its bond investments for the extinguishment of its senior unsecured notes.
In September 2019, Ameren Illinois redeemed the remaining amount outstanding of its 5.70% first mortgage bonds due 2024 for less than $1 million. Additionally, in October 2019, Ameren Illinois redeemed the remaining amount outstanding of its 5.90% first mortgage bonds due 2023 for less than $1 million. Following the redemption of the 5.90% first mortgage bonds, Ameren Illinois collaterally secured its 6.70% senior secured notes due 2036 with first mortgage bonds issued under its 1992 mortgage indenture.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At September 30, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2019 and 2018:

	Three Months		Nine Months
	2019	2018	2019	2018
Ameren:
Allowance for equity funds used during construction	$7	$11	$20	$25
Interest income on industrial development revenue bonds	6	6	19	19
Other interest income	2	2	6	6
Non-service cost components of net periodic benefit income(a)	23	17	67	52
Miscellaneous income	2	2	6	5
Donations	(1)	(4)	(8)	(15)
Miscellaneous expense	(5)	(2)	(11)	(8)
Total Other Income, Net	$34	$32	$99	$84

	Three Months		Nine Months
	2019	2018	2019	2018
Ameren Missouri:
Allowance for equity funds used during construction	$6	$8	$14	$19
Interest income on industrial development revenue bonds	6	6	19	19
Other interest income	—	1	—	2
Non-service cost components of net periodic benefit income(a)	4	4	13	13
Miscellaneous income	2	2	4	3
Donations	(1)	(3)	(3)	(6)
Miscellaneous expense	(2)	(2)	(4)	(5)
Total Other Income, Net	$15	$16	$43	$45
Ameren Illinois:
Allowance for equity funds used during construction	$1	$3	$6	$6
Interest income	1	1	5	4
Non-service cost components of net periodic benefit income	12	8	36	25
Miscellaneous income	1	1	3	3
Donations	—	—	(5)	(5)
Miscellaneous expense	(2)	(2)	(6)	(3)
Total Other Income, Net	$13	$11	$39	$30

(a)
For the three and nine months ended September 30, 2019, the non-service cost components of net periodic benefit income were partially offset by a $7 million and $22 million deferral, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates (2018 – $5 million and $13 million, respectively).

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
All contracts considered to be derivative instruments are required to be recorded on the balance sheet at their fair values, unless the NPNS exception applies. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery. The following disclosures exclude NPNS contracts and other non-derivative commodity contracts that are accounted for under the accrual method of accounting.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2019, and December 31, 2018, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral.

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2019, and December 31, 2018. As of September 30, 2019, these contracts extended through October 2022, March 2024, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions)
	2019			2018
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)(a)	63	—	63	66	—	66
Natural gas (in mmbtu)	20	142	162	19	154	173
Power (in megawatthours)	4	8	12	1	8	9

(a)	Consists of ultra-low-sulfur diesel products.
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2019, and December 31, 2018:

		September 30, 2019			December 31, 2018
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$4	$—	$4	$3	$—	$3
	Other assets	2	—	2	5	—	5
Natural gas	Other current assets	—	2	2	—	1	1
	Other assets	—	1	1	—	2	2
Power	Other current assets	8	—	8	4	—	4
	Other assets	4	—	4	—	—	—
	Total assets	$18	$3	$21	$12	$3	$15
Fuel oils	Other current liabilities	$7	$—	$7	$4	$—	$4
	Other deferred credits and liabilities	5	—	5	9	—	9
Natural gas	Other current liabilities	3	12	15	4	8	12
	Other deferred credits and liabilities	1	7	8	1	6	7
Power	Other current liabilities	3	15	18	4	14	18
	Other deferred credits and liabilities	1	189	190	—	169	169
	Total liabilities	$20	$223	$243	$22	$197	$219

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2019, and December 31, 2018.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2019, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and, (2) those counterparties with rights to do so requested collateral. As of September 30, 2019, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.

NOTE 7 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified in three levels based on the fair value hierarchy as defined by GAAP. See Note 8 – Fair Value Measurements under Part II, Item 8, of the Form 10-K for information related to hierarchy levels and valuation techniques.
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2019 or 2018. At September 30, 2019, and December 31, 2018, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

	September 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren
Derivative assets – commodity contracts(a):
Fuel oils	$—	$—	$6	$6		$1	$—	$7	$8
Natural gas	—	—	3	3		—	2	1	3
Power	1	—	11	12		—	1	3	4
Total derivative assets – commodity contracts	$1	$—	$20	$21		$1	$3	$11	$15
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$518	$—	$—	$518		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	136	—	136		—	148	—	148
Corporate bonds	—	86	—	86		—	72	—	72
Other	—	50	—	50		—	32	—	32
Total nuclear decommissioning trust fund	$518	$272	$—	$790	(b)	$427	$252	$—	$679	(b)
Total Ameren	$519	$272	$20	$811		$428	$255	$11	$694
Ameren Missouri
Derivative assets – commodity contracts(a):
Fuel oils	$—	$—	$6	$6		$1	$—	$7	$8
Power	1	—	11	12		—	1	3	4
Total derivative assets – commodity contracts	$1	$—	$17	$18		$1	$1	$10	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$518	$—	$—	$518		$427	$—	$—	$427
Debt securities:
U.S. Treasury and agency securities	—	136	—	136		—	148	—	148
Corporate bonds	—	86	—	86		—	72	—	72
Other	—	50	—	50		—	32	—	32
Total nuclear decommissioning trust fund	$518	$272	$—	$790	(b)	$427	$252	$—	$679	(b)
Total Ameren Missouri	$519	$272	$17	$808		$428	$253	$10	$691
Ameren Illinois
Derivative assets – commodity contracts(a):
Natural gas	$—	$—	$3	$3		$—	$2	$1	$3
Liabilities:
Ameren
Derivative liabilities – commodity contracts(a):
Fuel oils	$4	$—	$8	$12		$2	$—	$11	$13
Natural gas	2	17	4	23		—	15	4	19
Power	—	1	207	208		—	1	186	187
Total Ameren	$6	$18	$219	$243		$2	$16	$201	$219

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Ameren Missouri
Derivative liabilities – commodity contracts(a):
Fuel oils	$4	$—	$8	$12	$2	$—	$11	$13
Natural gas	—	3	1	4	—	5	—	5
Power	—	1	3	4	—	1	3	4
Total Ameren Missouri	$4	$4	$12	$20	$2	$6	$14	$22
Ameren Illinois
Derivative liabilities – commodity contracts(a):
Natural gas	$2	$14	$3	$19	$—	$10	$4	$14
Power	—	—	204	204	—	—	183	183
Total Ameren Illinois	$2	$14	$207	$223	$—	$10	$187	$197

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)	Balance excludes $8 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2019, and December 31, 2018, respectively.
Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 and 2018:

	2019			2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$15	$(191)	$(176)	$5	$(190)	$(185)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(4)	(17)	(21)	(4)	—	(4)
Purchases	—	—	—	1	—	1
Settlements	(1)	4	3	(1)	3	2
Transfers out of Level 3	(2)	—	(2)	(1)	—	(1)
Ending balance at September 30	$8	$(204)	$(196)	$—	$(187)	$(187)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(4)	$(17)	$(21)	$—	$—	$—
For the nine months ended September 30:
Beginning balance at January 1	$—	$(183)	$(183)	$7	$(195)	$(188)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	12	(32)	(20)	(7)	(1)	(8)
Purchases	—	—	—	5	—	5
Settlements	(2)	11	9	(4)	9	5
Transfers out of Level 3	(2)	—	(2)	(1)	—	(1)
Ending balance at September 30	8	(204)	(196)	—	(187)	(187)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$8	$(31)	$(23)	$(1)	$(2)	$(3)

For the three and nine months ended September 30, 2019 and 2018, there were no material transfers between fair value hierarchy levels.
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.

The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2019, and December 31, 2018:

		Fair Value(a)					Weighted Average
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
2019	Power(b)	$11	$(207)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	22 – 37	25
					Nodal basis ($/MWh)(c)	(7) – 0	(3)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 3	3
2018	Power(d)	$3	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)(c)	23 – 39	28
					Nodal basis ($/MWh)(c)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices ($/mmbtu)(c)	3 – 4	3

(a)	The derivative asset and liability balances are presented net of registrant and counterparty credit considerations.

(b)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2024. Valuations beyond 2024 use fundamentally modeled pricing by month for peak and off-peak demand.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(d)
Power valuations use visible third-party pricing evaluated by month for peak and off-peak demand through 2022. Valuations beyond 2022 use fundamentally modeled pricing by month for peak and off-peak demand.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of September 30, 2019, and December 31, 2018:

	September 30, 2019
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$155		$155	$—	$—		$155
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	544		—	544	—		544
Long-term debt (including current portion)(a)	8,987	(b)	—	9,727	491	(c)	10,218
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$14		$14	$—	$—		$14
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	144		—	144	—		144
Long-term debt (including current portion)(a)	4,115	(b)	—	4,766	—		4,766
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$117		$117	$—	$—		$117
Short-term debt	310		—	310	—		310
Long-term debt (including current portion)	3,279	(b)	—	3,788	—		3,788
	December 31, 2018
Ameren:
Cash, cash equivalents, and restricted cash	$107		$107	$—	$—		$107
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	597		—	597	—		597
Long-term debt (including current portion)(a)	8,439	(b)	—	8,240	429	(c)	8,669
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	3,998	(b)	—	4,156	—		4,156
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$80		$80	$—	$—		$80
Short-term debt	72		—	72	—		72
Long-term debt (including current portion)	3,296	(b)	—	3,391	—		3,391

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of September 30, 2019, and December 31, 2018, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Includes unamortized debt issuance costs, which were excluded from the fair value measurement, of $65 million, $27 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2019. Includes unamortized debt issuance costs, which were excluded from the fair value measurement, of $58 million, $22 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2018.

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
Electric Power Supply Agreement
In April and September 2019, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in these events. As a result, in April 2019, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 288,000 megawatthours at an average price of $35 per megawatthour during the period of January 2020 through December 2021. In September 2019, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 170,800 megawatthours at an average price of $29 per megawatthour during the period of April 2020 through November 2021.
Software Licensing Agreement
In September 2019, Ameren Missouri purchased a license for advanced metering infrastructure software from Ameren Illinois. The amount of the $24 million cost-based transaction price over the $5 million remaining carrying value of the software was recorded as revenue by Ameren Illinois, with $14 million of revenue recorded at Ameren Illinois Electric Distribution and $5 million recorded at Ameren Illinois Natural Gas. The revenue recorded at Ameren Illinois Electric Distribution was reflected in formula ratemaking, which resulted in no impact to net income. Per authoritative accounting guidance for sales to rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation by Ameren. Ameren Missouri's $24 million software investment is included in "Property, Plant, and Equipment, Net.” Ameren Missouri and Ameren Illinois included $24 million in "Accounts payable – affiliates" and "Accounts receivable – affiliates," respectively, as of September 30, 2019, as a result of this transaction.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2019, and December 31, 2018:

	September 30, 2019		December 31, 2018
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$58	$24	$16	$7
Income taxes receivable from parent(b)	—	—	—	6

(a)	Included in “Accounts payable – affiliates” on the balance sheet.

(b)	Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2019 and 2018:

			Three Months			Nine Months
Agreement	Income Statement Line Item		Ameren Missouri		Ameren Illinois	Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2019	$1	$	(a)	$3	$	(a)
agreements with Ameren Illinois		2018	5		(a)	11		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2019	$7		$1	$20		$2
rent and facility services		2018	6		(b)	17		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2019	$1	$	(b)	$1		$1
miscellaneous support services		2018	(b)		(b)	(b)		(b)

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri software licensing	Operating Revenues	2019	$	(a)		$19	$	(a)		$19
with Ameren Illinois		2018		(a)		(a)		(a)		(a)
Total Operating Revenues		2019		$9		$20		$24		$22
		2018		11		(b)		28		2
Ameren Illinois power supply	Purchased Power	2019	$	(a)		$1	$	(a)		$3
agreements with Ameren Missouri		2018		(a)		5		(a)		11
Ameren Illinois transmission	Purchased Power	2019	$	(a)		$1	$	(a)		$1
services with ATXI		2018		(a)		(b)		(a)		1
Total Purchased Power		2019	$	(a)		$2	$	(a)		$4
		2018		(a)		5		(a)		12
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2019	$	(b)		$1		$1		$4
rent and facility services		2018		1		1		2		4
Ameren Services support services	Other Operations and Maintenance	2019		$34		$30		$98		$91
agreement		2018		36		33		101		93
Total Other Operations and		2019		$34		$31		$99		$95
Maintenance		2018		37		34		103		97
Money pool borrowings (advances)	Interest Charges/Other Income, Net	2019	$	(b)	$	(b)	$	(b)	$	(b)
		2018		(b)		(b)		(b)		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at September 30, 2019. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at September 30, 2019.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2019	$142	$51	$21	$56	(d)	$1	$20	$291
2020	226	172	43	146	(d)	3	40	630
2021	195	105	59	50		3	26	438
2022	137	49	12	12		3	22	235
2023	46	25	42	2		3	22	140
Thereafter	—	48	29	—		26	85	188
Total	$746	$450	$206	$266		$39	$215	$1,922
Ameren Missouri:
2019	$142	$10	$21	$—		$1	$16	$190
2020	226	39	43	—		3	29	340
2021	195	23	59	—		3	22	302
2022	137	11	12	—		3	22	185
2023	46	10	42	—		3	22	123
Thereafter	—	17	29	—		26	48	120
Total	$746	$110	$206	$—		$39	$159	$1,260
Ameren Illinois:
2019	$—	$41	$—	$56	(d)	$—	$2	$99
2020	—	133	—	146	(d)	—	1	280
2021	—	82	—	50		—	—	132
2022	—	38	—	12		—	—	50
2023	—	15	—	2		—	—	17
Thereafter	—	31	—	—		—	—	31
Total	$—	$340	$—	$266		$—	$3	$609

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $11 million through 2023.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)
In January 2018, as required by the FEJA, Ameren Illinois entered into 10-year agreements to acquire zero emission credits. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $44 million of zero emission credits through May 2020.

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

Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $300 million to $400 million from 2019 through 2023 in order to comply with existing environmental regulations. Additional environmental controls beyond 2023 could be required. This estimate of capital expenditures includes expenditures required by the CCR regulations, by the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air litigation discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantially revise regulatory obligations, exactly which compliance strategies will be used and their ultimate cost, among other things.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015. The second phase of emission reduction requirements, which were revised by the EPA in 2016, became effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns ultra-low-sulfur coal, operates two scrubbers at its Sioux energy center, and optimizes other existing pollution control equipment. Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
In 2015, the EPA issued the Clean Power Plan, which would have established CO2 emissions standards applicable to existing power plants. The United States Supreme Court stayed the rule in February 2016. In July 2019, the EPA finalized regulations that repealed the Clean Power Plan and replaced it with the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The Affordable Clean Energy Rule went into effect on September 6, 2019. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by September 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, will be working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its Rush Island coal-fired energy center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and in September 2019 entered a final judgment that ordered Ameren Missouri to install a flue gas desulfurization system at the Rush Island energy center and a dry sorbent injection system at the Labadie energy center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Additionally, in October 2019, following a request by Ameren Missouri, the district court stayed the majority of its order while the case is appealed. Ameren Missouri believes that the district court both misinterpreted and misapplied the law in its ruling. We are unable to predict the ultimate resolution of this matter. Based on the initial procedural schedule, the Court of Appeals for the Eighth Circuit is expected to hear oral arguments in 2020; however, it is under no deadline to issue a ruling in this case.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of pollution control equipment, as well as increased operations and maintenance expenses. Capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island energy center are estimated at approximately $1 billion. Further, the flue gas desulfurization system would result in additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Estimates for the additional capital expenditures and operation and maintenance expenses for the Labadie energy center to comply with the district court’s order are under development. As a result of the district court’s stay, Ameren Missouri does not expect to make significant capital expenditures or incur operations and maintenance expenses related to the district court’s order while the case is under appeal.
Clean Water Act
In July 2018, the United States Court of Appeals for the Second Circuit upheld the EPA’s Section 316(b) Rule applicable to cooling water intake structures at existing power plants. The rule requires a case-by-case evaluation and plan for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are being implemented by Ameren Missouri during the permit renewal process of each energy center’s water discharge permit, which is expected to be completed by 2023.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards. To meet the requirements of the guidelines, Ameren Missouri is constructing wastewater treatment facilities and dry ash handling systems at three of its energy centers and is scheduled to complete the projects in 2020. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
In 2015, the EPA issued the CCR rule, which established requirements for the management and disposal of CCR from coal-fired power plants. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing its surface impoundments, with the last of such closures scheduled for 2023. In July 2018, the EPA issued revisions to the CCR rule, proposed additional revisions, and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $160 million recorded on their respective balance sheets as of September 30, 2019, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $150 million to $200 million from 2019 through 2023 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
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
As of September 30, 2019, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of September 30, 2019, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $139 million to $209 million. Ameren and Ameren Illinois recorded a liability of $139 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway energy center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center as of September 30, 2019. The property coverage and the nuclear liability coverage renewal dates are April 1 and January 1, respectively, of each year. Both coverages were renewed in 2019.

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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost(a)	$22	$25	$66	$75	$4	$6	$13	$16
Non-service cost components:
Interest cost	46	42	139	126	11	10	32	30
Expected return on plan assets	(69)	(68)	(207)	(206)	(19)	(20)	(57)	(58)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(4)	(3)
Actuarial loss (gain)	6	17	19	51	(4)	(2)	(11)	(5)
Total non-service cost components(b)	$(17)	$(9)	$(49)	$(29)	$(13)	$(13)	$(40)	$(36)
Net periodic benefit cost (income)	$5	$16	$17	$46	$(9)	$(7)	$(27)	$(20)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)	Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018
Ameren Missouri(a)	$1	$6	$3	$17	$(1)	$(1)	$(4)	$(1)
Ameren Illinois	5	11	15	30	(8)	(6)	(23)	(19)
Other	(1)	(1)	(1)	(1)	—	—	—	—
Ameren(a)	$5	$16	$17	$46	$(9)	$(7)	$(27)	$(20)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2019 and 2018:

	Ameren			Ameren Missouri			Ameren Illinois
	2019	2018		2019	2018		2019	2018
Three Months
Federal statutory corporate income tax rate:	21%	21%		21%	21%		21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(7)	(6)	(a)	(11)	(7)	(a)	(3)	(3)
Depreciation differences	—	—		—	—		—	(1)
Amortization of deferred investment tax credit	(1)	(1)		(1)	—		—	—
State tax	6	6		5	4		6	5
Stock-based compensation	1	—		—	—		—	—
TCJA	—	3	(b)	—	—		—	4	(b)
Effective income tax rate	20%	23%		14%	18%		24%	26%

	Ameren			Ameren Missouri			Ameren Illinois
	2019	2018		2019	2018		2019	2018
Nine Months
Federal statutory corporate income tax rate:	21%	21%		21%	21%		21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(7)	(3)	(a)	(12)	(4)	(a)	(4)	(4)
Amortization of deferred investment tax credit	(1)	(1)		(1)	—		—	—
State tax	6	6		5	4		7	7
Stock-based compensation	(1)	—		—	—		—	—
TCJA	—	1	(b)	—	—		—	1	(b)
Other	—	(1)		—	—		—	—
Effective income tax rate	18%	23%		13%	21%		24%	25%

(a)	Based on an order by the MoPSC in July 2018, Ameren Missouri began amortizing excess deferred taxes in August 2018.

(b)	The Ameren Companies updated their respective provisional estimates recorded related to TCJA, as discussed below.
Federal Tax Reform
As of December 31, 2017, the Ameren Companies made provisional estimates for the measurement and accounting of certain effects of the TCJA in accordance with SEC guidance, which provides for a one-year period in which to complete the required analysis and update provisional estimates. During the three and nine months ended September 30, 2018, Ameren, Ameren Missouri, and Ameren Illinois updated their respective provisional estimates and recorded $13 million, $4 million, and $4 million, respectively, of income tax expense, primarily due to the application of proposed IRS regulations on depreciation transition rules. As of December 31, 2018, Ameren, Ameren Missouri, and Ameren Illinois completed their accounting for certain effects of the TCJA.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of September 30, 2019, and December 31, 2018:

	September 30, 2019			December 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$20	$—	$—	$16	$—	$—
Restricted cash included in “Other current assets”	14	4	6	13	4	6
Restricted cash included in “Other assets”	111	—	111	74	—	74
Restricted cash included in “Nuclear decommissioning trust fund”	10	10	—	4	4	—
Total cash, cash equivalents, and restricted cash	$155	$14	$117	$107	$8	$80

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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2019, and December 31, 2018, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $37 million and $33 million, respectively.
For the three and nine months ended September 30, 2019 and 2018, the Ameren Companies recorded immaterial bad debt expense.
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
Ameren Missouri primarily leases rail cars under operating lease arrangements for the transportation of coal inventory to its energy centers. Although Ameren Missouri has options to renew a portion of these arrangements for up to five years on similar terms, the exercise of these options was not assumed in the recognition of right-of-use assets and lease obligations. For rail car leases, we account for the lease and non-lease components as a single lease component.
The operating lease expense and the cash paid for amounts included in the measurement of operating lease liabilities at Ameren and Ameren Missouri were immaterial for the three and nine months ended September 30, 2019 and 2018.
The following table provides supplemental balance sheet information related to operating leases as of September 30, 2019:

	Ameren	Ameren Missouri
Other assets	$38	$36
Other current liabilities	8	7
Other deferred credits and liabilities	30	29
Weighted average remaining operating lease term	6 years	6 years
Weighted average discount rate(a)	3.5%	3.4%

(a)
As an implicit rate is not readily determinable under most of our lease agreements, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use an implicit rate when readily determinable.

The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of September 30, 2019:

	Ameren	Ameren Missouri
2019	$2	$2
2020	8	8
2021	8	7
2022	7	6
2023	6	6
Thereafter	11	10
Total lease payments	42	39
Less imputed interest	4	3
Total(a)	$38	$36

(a)
The amount of remaining maturities of operating lease liabilities under previous authoritative accounting guidance as of December 31, 2018, is materially consistent with the amount as of September 30, 2019. Maturities of certain financing arrangements, including the Peno Creek and Audrain energy centers' long-term agreements, are no longer required to be disclosed as lease-related maturities. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for further information on financing arrangements.

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2019 and 2018:

	September 30, 2019			September 30, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	$17	$—	$17	$—	$—	$—
Accrued capital expenditures	273	138	128	240	94	133
Net realized and unrealized gain – nuclear decommissioning trust fund	100	100	—	33	33	—
Financing
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	$(17)	$—	$(17)	$—	$—	$—
Issuance of common stock for stock-based compensation	54	—	—	35	—	—

(a)	See Note 4 – Long-term Debt and Equity Financings for additional information.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2019:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2018	$646	(a)	$4	(b)	$650	(a)
Liabilities settled	(10)		—		(10)
Accretion	21	(c)	—		21	(c)
Change in estimates	33	(d)	—		33	(d)
Balance at September 30, 2019	$690	(a)	$4	(b)	$694	(a)

(a)	Balance included $23 million in “Other current liabilities” on the balance sheet as of both December 31, 2018, and September 30, 2019.

(b)	Included in “Other deferred credits and liabilities” on the balance sheet.

(c)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

(d)	Ameren Missouri changed its fair value estimate primarily due to an increase in the cost estimate for closure of certain CCR storage facilities.
Stock-based Compensation
The following table summarizes Ameren's nonvested performance share unit and restricted stock unit activity for the nine months ended September 30, 2019:

	Performance Share Units			Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit		Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2019(a)	682,811	$56.58		155,253	$57.38
Granted	297,728	67.42	(b)	128,883	65.49
Forfeitures	(33,195)	64.34		(11,028)	62.74
Vested and undistributed(c)	(180,823)	62.24		(40,616)	61.91
Vested and distributed	(176,923)	44.13		(2,403)	54.30
Nonvested at September 30, 2019(d)	589,598	$63.62		230,089	$60.90

(a)	Does not include 619,783 performance share units and 26,557 restricted stock units that were vested and undistributed.

(b)
Significant inputs to the Monte Carlo simulation model used to calculate the fair value of performance share units granted include Ameren’s closing common share price of $65.23 at December 31, 2018, Ameren’s common stock volatility of 17%, a volatility range for the peer group of 15% to 25%, and a three-year risk-free rate of 2.46%.

(c)
Vested and undistributed units are awards that vest on a pro-rata basis due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three year performance period.

(d)	Does not include 448,831 performance share units and 67,173 restricted stock units that were vested and undistributed.
For the nine months ended September 30, 2019 and 2018, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $14 million and $6 million, respectively.
Deferred Compensation
As of September 30, 2019, and December 31, 2018, “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $78 million and $80 million, respectively, recorded at the present value of future benefits to be paid.
Operating Revenues
As of September 30, 2019 and 2018, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.

Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2019 and 2018:

	Three Months		Nine Months
	2019	2018	2019	2018
Ameren Missouri	$49	$52	$118	$133
Ameren Illinois	27	26	91	89
Ameren	$76	$78	$209	$222

Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the applicable period. The weighted-average shares outstanding for earnings per diluted share includes the incremental effects of stock-based performance share units, restricted stock units, and the forward sale agreement when the impact would be dilutive, as calculated using the treasury stock method.
The following table presents Ameren’s basic and diluted earnings per share calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months		Nine Months
	2019	2018	2019	2018
Weighted-average Common Shares Outstanding – Basic	245.9	244.1	245.5	243.6
Assumed settlement of performance share units and restricted stock units	1.4	2.2	1.4	1.9
Dilutive effect of forward sale agreement	0.2	—	0.1	—
Weighted-average Common Shares Outstanding – Diluted(a)	247.5	246.3	247.0	245.5

(a)	There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2019 and 2018.
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
Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois at each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on factors that primarily relate to the nature of the cost. Additionally, Ameren Illinois Transmission earns revenue from transmission services provided to Ameren Illinois Electric Distribution, other retail electric suppliers, and wholesale customers. The transmission expense for Illinois customers who have elected to purchase their power from Ameren Illinois is recovered through a cost recovery mechanism with no net effect on Ameren Illinois Electric Distribution earnings, as costs are offset by corresponding revenues. Transmission revenues from these transactions are reflected in Ameren Transmission’s and Ameren Illinois Transmission’s operating revenues. An intersegment elimination at Ameren and Ameren Illinois occurs to eliminate these transmission revenues and expenses.
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2019 and 2018. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.

Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2019:
External revenues	$1,050	$374	$107	$109		$—	$—	$1,640
Intersegment revenues	9	15	5	19		—	(29)	19	(b)
Net income (loss) attributable to Ameren common shareholders	300	32	(1)	53	(a)	(20)	—	364
Capital expenditures	256	139	113	129		(7)	6	636
Three Months 2018:
External revenues	$1,118	$392	$116	$98		$—	$—	$1,724
Intersegment revenues	11	—	—	15		—	(26)	—
Net income (loss) attributable to Ameren common shareholders	294	35	—	48	(a)	(20)	—	357
Capital expenditures	210	135	111	124		1	(4)	577
Nine Months 2019:
External revenues	$2,591	$1,118	$563	$303		$—	$—	$4,575
Intersegment revenues	24	17	5	48		—	(75)	19	(b)
Net income (loss) attributable to Ameren common shareholders	446	105	57	139	(a)	(13)	—	734
Capital expenditures	751	390	241	377		3	(1)	1,761
Nine Months 2018:
External revenues	$2,848	$1,177	$569	$278		$—	$—	$4,872
Intersegment revenues	28	2	—	42		—	(72)	—
Net income (loss) attributable to Ameren common shareholders	500	101	49	121	(a)	(24)	—	747
Capital expenditures	664	389	237	399		6	(6)	1,689

(a)	Ameren Transmission earnings include an allocation of financing costs from Ameren (parent).

(b)
Intersegment revenues at Ameren include $14 million and $5 million of revenue from Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. Under authoritative accounting guidance for rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2019:
External revenues	$389	$112	$63	$—	$564
Intersegment revenues	—	—	18	(18)	—
Net income (loss) available to common shareholder	32	(1)	34	—	65
Capital expenditures	139	113	92	—	344
Three Months 2018:
External revenues	$392	$116	$56	$—	$564
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	35	—	28	—	63
Capital expenditures	135	111	99	—	345
Nine Months 2019:
External revenues	$1,135	$568	$170	$—	$1,873
Intersegment revenues	—	—	47	(47)	—
Net income available to common shareholder	105	57	85	—	247
Capital expenditures	390	241	269	—	900
Nine Months 2018:
External revenues	$1,179	$569	$154	$—	$1,902
Intersegment revenues	—	—	41	(41)	—
Net income available to common shareholder	101	49	70	—	220
Capital expenditures	389	237	321	—	947

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2019 and 2018. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2019:
Residential	$489	$224		$—		$—	$—	$713
Commercial	394	123		—		—	—	517
Industrial	94	27		—		—	—	121
Other	63	15	(a)	—		128	(29)	177
Total electric revenues	$1,040	$389		$—		$128	$(29)	$1,528
Residential	$8	$—		$65		$—	$—	$73
Commercial	4	—		17		—	—	21
Industrial	1	—		2		—	—	3
Other	6	—		28	(a)	—	—	34
Total gas revenues	$19	$—		$112		$—	$—	$131
Total revenues(c)	$1,059	$389		$112		$128	$(29)	$1,659

	Ameren Missouri		Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2018:
Residential	$508		$223		$—		$—	$—	$731
Commercial	417		131		—		—	—	548
Industrial	101		28		—		—	—	129
Other	85	(b)	10		—		113	(26)	182	(b)
Total electric revenues	$1,111		$392		$—		$113	$(26)	$1,590
Residential	$8		$—		$68		$—	$—	$76
Commercial	3		—		20		—	—	23
Industrial	1		—		1		—	—	2
Other	6		—		27		—	—	33
Total gas revenues	$18		$—		$116		$—	$—	$134
Total revenues(c)	$1,129		$392		$116		$113	$(26)	$1,724
Nine Months 2019:
Residential	$1,134		$640		$—		$—	$—	$1,774
Commercial	943		370		—		—	—	1,313
Industrial	226		94		—		—	—	320
Other	214		31	(a)	—		351	(75)	521
Total electric revenues	$2,517		$1,135		$—		$351	$(75)	$3,928
Residential	$56		$—		$399		$—	$—	$455
Commercial	24		—		105		—	—	129
Industrial	3		—		9		—	—	12
Other	15		—		55	(a)	—	—	70
Total gas revenues	$98		$—		$568		$—	$—	$666
Total revenues(c)	$2,615		$1,135		$568		$351	$(75)	$4,594
Nine Months 2018:
Residential	$1,272		$663		$—		$—	$—	$1,935
Commercial	1,033		381		—		—	—	1,414
Industrial	249		96		—		—	—	345
Other	228	(b)	39		—		320	(72)	515	(b)
Total electric revenues	$2,782		$1,179		$—		$320	$(72)	$4,209
Residential	$62		$—		$408		$—	$—	$470
Commercial	25		—		113		—	—	138
Industrial	3		—		12		—	—	15
Other	4		—		36		—	—	40
Total gas revenues	$94		$—		$569		$—	$—	$663
Total revenues(c)	$2,876		$1,179		$569		$320	$(72)	$4,872

(a)
Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. See Note 8 – Related-party Transactions for additional information.

(b)
Includes $13 million and $60 million for the three and nine months ended September 30, 2018, respectively, for the reduction to revenue for the excess amounts collected in rates to be refunded related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information.

(c)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2019:
Revenues from alternative revenue programs	$26	$(145)	$1	$(12)	$(130)
Other revenues not from contracts with customers	5	1	1	—	7
Three Months 2018:
Revenues from alternative revenue programs	$1	$(98)	$(2)	$(12)	$(111)
Other revenues not from contracts with customers	3	1	1	—	5

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Nine Months 2019:
Revenues from alternative revenue programs	$41	$(111)	$2	$(25)	$(93)
Other revenues not from contracts with customers	14	5	2	—	21
Nine Months 2018:
Revenues from alternative revenue programs	$(8)	$(52)	$(10)	$(21)	$(91)
Other revenues not from contracts with customers	22	14	2	—	38
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2019:
Residential	$224		$65		$—	$—	$289
Commercial	123		17		—	—	140
Industrial	27		2		—	—	29
Other	15	(a)	28	(a)	81	(18)	106
Total revenues(b)	$389		$112		$81	$(18)	$564
Three Months 2018:
Residential	$223		$68		$—	$—	$291
Commercial	131		20		—	—	151
Industrial	28		1		—	—	29
Other	10		27		71	(15)	93
Total revenues(b)	$392		$116		$71	$(15)	$564
Nine Months 2019:
Residential	$640		$399		$—	$—	$1,039
Commercial	370		105		—	—	475
Industrial	94		9		—	—	103
Other	31	(a)	55	(a)	217	(47)	256
Total revenues(b)	$1,135		$568		$217	$(47)	$1,873
Nine Months 2018:
Residential	$663		$408		$—	$—	$1,071
Commercial	381		113		—	—	494
Industrial	96		12		—	—	108
Other	39		36		195	(41)	229
Total revenues(b)	$1,179		$569		$195	$(41)	$1,902

(a)
Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. See Note 8 – Related-party Transactions for additional information.

(b)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2019 and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2019:
Revenues from alternative revenue programs	$(145)	$1	$(12)	$(156)
Other revenues not from contracts with customers	1	1	—	2
Three Months 2018:
Revenues from alternative revenue programs	$(98)	$(2)	$(10)	$(110)
Other revenues not from contracts with customers	1	1	—	2

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Nine Months 2019:
Revenues from alternative revenue programs	$(111)	$2	$(26)	$(135)
Other revenues not from contracts with customers	5	2	—	7
Nine Months 2018:
Revenues from alternative revenue programs	$(52)	$(10)	$(19)	$(81)
Other revenues not from contracts with customers	14	2	—	16

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

•	Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•	ATXI operates a FERC rate-regulated electric transmission business. ATXI is developing the MISO-approved Illinois Rivers and Mark Twain electric transmission projects.
Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated, except as disclosed in Note 8 – Related-party Transactions, under Part I, Item 1, of this report. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2019, was $364 million, or $1.47 per diluted share, compared with $357 million, or $1.45 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2019, was $734 million, or $2.97 per diluted share, compared with $747 million, or $3.04 per diluted share, in the year-ago period. Net income for the three and nine months ended September 30, 2019, compared to the year-ago periods, was unfavorably affected by milder summer temperatures experienced in 2019 and increased property taxes, both primarily at Ameren Missouri, and a lower recognized return on equity at Ameren Illinois Electric Distribution. Earnings in both periods were also unfavorably affected by increased depreciation and amortization expenses at Ameren Illinois Natural Gas and Ameren Missouri. Net income for the three and nine months ended September 30, 2019, compared to the year-ago periods, was favorably affected by the benefit of MEEIA performance incentives and increased infrastructure investments at Ameren Transmission and Ameren Illinois Electric Distribution, each of which benefits from formulaic ratemaking. Earnings in both periods were also favorably affected by the absence of a noncash charge to earnings for the revaluation of deferred taxes recorded in 2018 related to the TCJA. Net income for the nine months ended September 30, 2019, compared to the year-ago period, was unfavorably affected by increased operation and maintenance expenses related to the Callaway energy center’s scheduled refueling and maintenance outage that was completed in May 2019, partially offset by increased earnings at Ameren Illinois Natural Gas as a result of higher delivery service rates.

Ameren’s strategic plan includes investing in, and operating its utilities in, a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested $1.8 billion in those businesses in the nine months ended September 30, 2019.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement. See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019. The plan is designed to upgrade Ameren Missouri's electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with expenditures largely recoverable under PISA and the RESRAM. In March 2019, Ameren issued its Building a Cleaner Energy Future report, which sets forth Ameren's plan for reducing carbon emissions and addressing climate risk. The plan is largely reflected in the Ameren Missouri 2017 IRP, which includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 and adding 100 megawatts of solar generation by 2027. Ameren Missouri expects to file its next IRP in September 2020.
As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar facilities in its service territory. Each 10-megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by the end of 2020. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.
In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. The two build-transfer agreements, which are subject to customary contract terms and conditions, collectively represent approximately $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with Missouri’s renewable energy standard, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri wind generation facilities.
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
In August 2019, the MoPSC issued an order approving a stipulation and agreement to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This order allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The order represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. The new rates became effective September 1, 2019.
In April 2019, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. Pending ICC approval, this update filing will result in a $7 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2020. This update reflects a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. It also reflects an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment. In August 2019, the ICC staff submitted an updated calculation of the revenue requirement included in Ameren Illinois’ filing, recommending an amount comparable to that included in Ameren Illinois’ filing. In October 2019, the administrative law judges issued a proposed order consistent with Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2019.
ATXI continues to make progress with construction activities for its two MISO-approved multi-value projects that are still under construction: the Illinois Rivers and Mark Twain projects. Construction of the Illinois Rivers project is substantially complete, with the last section expected to be completed in 2020. In June 2019, a section of the Mark Twain project was completed from Kirksville, Missouri to the Iowa border, and the remaining section is expected to be completed by the end of 2019.
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
Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and weighted-average cost of capital return for renewable generation plant placed in service and not recovered under PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the weighted average cost of capital, both debt and equity, which will ultimately be recognized in revenues when recovery of such deferrals are reflected in customer rates. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report regarding a MoOPC appeal related to the RESRAM.

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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months		Nine Months
	2019	2018	2019	2018
Net income attributable to Ameren common shareholders	$364	$357	$734	$747
Earnings per common share – diluted	1.47	1.45	2.97	3.04
Net income attributable to Ameren common shareholders increased $7 million, or 2 cents per diluted share, in the three months ended September 30, 2019, compared with the year-ago period. The increase was due to net income increases of $6 million and $5 million at Ameren Missouri and Ameren Transmission, respectively. These increases were partially offset by a net income decrease of $3 million at Ameren Illinois Electric Distribution and a net loss of $1 million at Ameren Illinois Natural Gas, compared with no net income or loss in the year-ago period.
Net income attributable to Ameren common shareholders decreased $13 million, or 7 cents per diluted share, in the nine months ended September 30, 2019, compared with the year-ago period. The decrease was due to a net income decrease of $54 million at Ameren Missouri, partially offset by net income increases of $18 million, $8 million, and $4 million at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively, and a reduction in the net loss for activity not reported as part of a segment, primarily at Ameren (parent), of $11 million.
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2019, compared to the year-ago periods (except where a specific period is referenced), by:

•	decreased electric retail sales at Ameren Missouri, primarily due to milder summer temperatures experienced in 2019 (estimated at 4 cents and 23 cents per share, respectively);

•
increased other operation and maintenance expenses related to the Callaway energy center’s scheduled refueling and maintenance outage that was completed in May 2019 (9 cents per share for the nine months ended September 30, 2019);

•	increased taxes other than income taxes, primarily at Ameren Missouri, due to higher property taxes (2 cents and 5 cents per share, respectively);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Illinois Natural Gas and Ameren Missouri, primarily due to additional property, plant, and equipment (1 cent and 5 cents per share, respectively);

•
decreased margins at Ameren Illinois Natural Gas, due to a change in rate design pursuant to the ICC's November 2018 natural gas rate order, which concentrates more revenues in the winter heating season due to an increase in volumetric rates (3 cents per share for the three months ended September 30, 2019);

•	decreased Ameren Illinois Electric Distribution earnings under formula ratemaking due to a lower recognized return on equity (1 cent and 3 cents per share, respectively); and

•	increased weighted-average basic common shares outstanding (1 cent and 2 cents per share, respectively).
Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2019, compared to the year-ago periods (except where a specific period is referenced), by:

•	the recognition of MEEIA 2013 and MEEIA 2016 performance incentives (5 cents and 10 cents per share, respectively);

•
increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking due to additional rate base investment and Ameren Illinois Electric Distribution energy-efficiency investments (3 cents and 9 cents per share, respectively);

•	the absence of a noncash charge to earnings for the revaluation of deferred taxes recorded in 2018 related to the TCJA (5 cents per share for both periods);

•	increased other income, net, primarily due to increased non-service cost components of net periodic benefit income and decreased donations (2 cents and 4 cents per share, respectively);

•
a decrease in the effective income tax rate primarily due to an increase in the income tax benefit recorded at Ameren (parent) related to stock-based compensation (3 cents per share for the nine months ended September 30, 2019);

•	an increase in base rates at Ameren Illinois Natural Gas pursuant to the ICC's November 2018 natural gas rate order (2 cents per share for the nine months ended September 30, 2019);

•
decreased financing costs at Ameren Missouri, primarily due to the regulatory deferral of interest expense pursuant to PISA and lower interest rates, partially offset by lower levels of the allowance for funds used during construction (2 cents per share for the nine months ended September 30, 2019);

•	increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent per share for the nine months ended September 30, 2019); and

•
decreased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding the Callaway energy center’s scheduled refueling and maintenance outage costs, primarily due to changes in the cash surrender value of company-owned life insurance (1 cent per share for the nine months ended September 30, 2019).

The cents per share information presented is based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2018, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2019 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2019 and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Total
Three Months 2019:
Electric margins	$844	$270	$—	$128	$(9)	$1,233
Natural gas margins	13	—	87	—	—	100
Other operations and maintenance	(242)	(128)	(52)	(15)	3	(434)
Depreciation and amortization	(138)	(68)	(20)	(21)	(1)	(248)
Taxes other than income taxes	(96)	(22)	(10)	(1)	(2)	(131)
Other income, net	15	9	3	2	5	34
Interest charges	(44)	(19)	(9)	(20)	(4)	(96)
Income taxes	(51)	(10)	—	(19)	(12)	(92)
Net income (loss)	301	32	(1)	54	(20)	366
Noncontrolling interests – preferred stock dividends	(1)	—	—	(1)	—	(2)
Net income (loss) attributable to Ameren common shareholders	$300	$32	$(1)	$53	$(20)	$364
Three Months 2018:
Electric margins	$846	$272	$—	$113	$(5)	$1,226
Natural gas margins	13	—	91	—	—	104
Other operations and maintenance	(234)	(126)	(56)	(16)	3	(429)
Depreciation and amortization	(137)	(65)	(16)	(20)	(3)	(241)
Taxes other than income taxes	(94)	(21)	(11)	1	(2)	(127)
Other income, net	16	7	2	2	5	32
Interest charges	(50)	(19)	(9)	(19)	(4)	(101)
Income taxes	(65)	(13)	(1)	(13)	(13)	(105)
Net income (loss)	295	35	—	48	(19)	359
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)	(2)
Net income (loss) attributable to Ameren common shareholders	$294	$35	$—	$48	$(20)	$357
Nine Months 2019:
Electric margins	$1,948	$804	$—	$351	$(24)	$3,079
Natural gas margins	57	—	373	—	—	430
Other operations and maintenance	(720)	(373)	(170)	(44)	6	(1,301)
Depreciation and amortization	(417)	(204)	(59)	(62)	(3)	(745)
Taxes other than income taxes	(256)	(61)	(47)	(3)	(8)	(375)
Other income, net	43	25	9	6	16	99
Interest charges	(136)	(54)	(28)	(58)	(14)	(290)
Income (taxes) benefit	(70)	(31)	(20)	(50)	13	(158)
Net income (loss)	449	106	58	140	(14)	739
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	1	(5)
Net income (loss) attributable to Ameren common shareholders	$446	$105	$57	$139	$(13)	$734
Nine Months 2018:
Electric margins	$2,061	$804	$—	$320	$(19)	$3,166
Natural gas margins	57	—	354	—	—	411
Other operations and maintenance	(707)	(380)	(170)	(48)	6	(1,299)
Depreciation and amortization	(411)	(193)	(48)	(57)	(4)	(713)
Taxes other than income taxes	(258)	(59)	(47)	(3)	(7)	(374)
Other income, net	45	18	7	5	9	84
Interest charges	(152)	(56)	(28)	(56)	(10)	(302)
Income (taxes) benefit	(132)	(32)	(18)	(40)	1	(221)
Net income (loss)	503	102	50	121	(24)	752
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$500	$101	$49	$121	$(24)	$747

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2019 and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Total
Three Months 2019:
Electric and natural gas margins	$270	$87	$81	$438
Other operations and maintenance	(128)	(52)	(13)	(193)
Depreciation and amortization	(68)	(20)	(14)	(102)
Taxes other than income taxes	(22)	(10)	(1)	(33)
Other income, net	9	3	1	13
Interest charges	(19)	(9)	(10)	(38)
Income taxes	(10)	—	(10)	(20)
Net income (loss) attributable to common shareholder	$32	$(1)	$34	$65
Three Months 2018:
Electric and natural gas margins	$272	$91	$71	$434
Other operations and maintenance	(126)	(56)	(13)	(195)
Depreciation and amortization	(65)	(16)	(13)	(94)
Taxes other than income taxes	(21)	(11)	—	(32)
Other income, net	7	2	2	11
Interest charges	(19)	(9)	(10)	(38)
Income taxes	(13)	(1)	(9)	(23)
Net income attributable to common shareholder	$35	$—	$28	$63
Nine Months 2019:
Electric and natural gas margins	$804	$373	$217	$1,394
Other operations and maintenance	(373)	(170)	(37)	(580)
Depreciation and amortization	(204)	(59)	(41)	(304)
Taxes other than income taxes	(61)	(47)	(2)	(110)
Other income, net	25	9	5	39
Interest charges	(54)	(28)	(29)	(111)
Income taxes	(31)	(20)	(28)	(79)
Net income	106	58	85	249
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$105	$57	$85	$247
Nine Months 2018:
Electric and natural gas margins	$804	$354	$195	$1,353
Other operations and maintenance	(380)	(170)	(40)	(590)
Depreciation and amortization	(193)	(48)	(37)	(278)
Taxes other than income taxes	(59)	(47)	(2)	(108)
Other income, net	18	7	5	30
Interest charges	(56)	(28)	(28)	(112)
Income taxes	(32)	(18)	(23)	(73)
Net income	102	50	70	222
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$101	$49	$70	$220

Electric and Natural Gas Margins
The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2019, compared with the year-ago periods. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as natural gas revenues less natural gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below to complement the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and they may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(8)	$—	$—	$—	$—	$(8)
Base rates (estimate)(c)	(4)	(6)	—	15	—	5
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(6)	—	—	—	—	(6)
MEEIA 2013 and MEEIA 2016 performance incentives	18	—	—	—	—	18
Off-system sales	(50)	—	—	—	—	(50)
Energy-efficiency program investments	—	4	—	—	—	4
Other	1	1	—	—	(3)	(1)
Cost recovery mechanisms – offset in fuel and purchased power(d)	(20)	(1)	—	—	—	(21)
Other cost recovery mechanisms(e)	(2)	(1)	—	—	—	(3)
Total electric revenue change	$(71)	$(3)	$—	$15	$(3)	$(62)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$52	$—	$—	$—	$—	$52
Effect of weather (estimate)(b)	1	—	—	—	—	1
Other	(4)	—	—	—	(1)	(5)
Cost recovery mechanisms – offset in electric revenue(d)	20	1	—	—	—	21
Total fuel and purchased power change	$69	$1	$—	$—	$(1)	$69
Net change in electric margins	$(2)	$(2)	$—	$15	$(4)	$7
Natural gas revenue change:
Change in rate design	—	—	(8)	—	—	(8)
QIP rider	—	—	2	—	—	2
Software licensing agreement	—	—	5	—	—	5
Other	—	—	(2)	—	—	(2)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	1	—	—	—	—	1
Other cost recovery mechanisms(e)	—	—	(1)	—	—	(1)
Total natural gas revenue change	$1	$—	$(4)	$—	$—	$(3)
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	(1)	—	—	—	—	(1)
Total natural gas purchased for resale change	$(1)	$—	$—	$—	$—	$(1)
Net change in natural gas margins	$—	$—	$(4)	$—	$—	$(4)

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(100)	$—	$—	$—	$—	$(100)
Base rates (estimate)(c)	(39)	(2)	—	31	—	(10)
Recovery of power restoration efforts provided to other utilities	(11)	(9)	—	—	—	(20)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	7	—	—	—	—	7
MEEIA 2013 and MEEIA 2016 performance incentives	33	—	—	—	—	33
Off-system sales	(101)	—	—	—	—	(101)
Energy-efficiency program investments	—	11	—	—	—	11
Other	—	3	—	—	(3)	—
Cost recovery mechanisms – offset in fuel and purchased power(d)	(37)	(44)	—	—	—	(81)
Other cost recovery mechanisms(e)	(17)	(3)	—	—	—	(20)
Total electric revenue change	$(265)	$(44)	$—	$31	$(3)	$(281)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$104	$—	$—	$—	$—	$104
Effect of weather (estimate)(b)	15	—	—	—	—	15
Transmission services charges	(5)	—	—	—	—	(5)
Other	1	—	—	—	(2)	(1)
Cost recovery mechanisms – offset in electric revenue(d)	37	44	—	—	—	81
Total fuel and purchased power change	$152	$44	$—	$—	$(2)	$194
Net change in electric margins	$(113)	$—	$—	$31	$(5)	$(87)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$—	$—	$—	$—	$(4)
Base rates (estimate)	—	—	8	—	—	8
QIP rider	—	—	4	—	—	4
Software licensing agreement	—	—	5	—	—	5
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	8	—	(20)	—	—	(12)
Other cost recovery mechanisms(e)	—	—	2	—	—	2
Total natural gas revenue change	$4	$—	$(1)	$—	$—	$3
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	(8)	—	20	—	—	12
Total natural gas purchased for resale change	$(4)	$—	$20	$—	$—	$16
Net change in natural gas margins	$—	$—	$19	$—	$—	$19

(a)	Includes an increase in transmission margins of $10 million and $22 million at Ameren Illinois for the three and nine months ended September 30, 2019, compared with the year-ago periods.

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

Ameren
Ameren’s electric margins increased $7 million, or 1%, for the three months ended September 30, 2019, compared with the year-ago period, primarily because of increased margins at Ameren Transmission, as discussed below. Ameren’s electric margins decreased $87 million, or 3%, for the nine months ended September 30, 2019, compared with the year-ago period, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission, as discussed below.
Ameren’s natural gas margins decreased $4 million, or 4%, and increased $19 million, or 5%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods, because of margin changes at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $15 million, or 13%, and $31 million, or 10%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 12% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins were comparable between the three months ended September 30, 2019 and 2018. Ameren Missouri’s electric margins decreased $113 million, or 5%, for the nine months ended September 30, 2019, compared with the year-ago period.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•
Cooling degree days were comparable between the three months ended September 30, 2019 and 2018, but decreased 10% for the nine months ended September 30, 2019. Winter temperatures were warmer as heating degree days decreased 4% for the nine months ended September 30, 2019. The aggregate effect of weather decreased margins an estimated $7 million and $85 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$8 million and -$100 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$1 million and +$15 million, respectively) in the table above.

•	The reduction of customer rates in accordance with the TCJA provisions in Missouri Senate Bill 564 decreased revenues an estimated $4 million and $39 million, respectively.

•
A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts decreased revenues $11 million for the nine months ended September 30, 2019.

•
Excluding the estimated effects of weather and the MEEIA 2016 and 2019 customer energy-efficiency programs, electric revenues decreased an estimated $6 million for the three months ended September 30, 2019, primarily due to a decrease in the average retail price per kilowatthour due to changes in customer usage patterns, partially offset by increased sales volumes from growth. While the MEEIA 2016 and 2019 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

•
Increased transmission services charges resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities, which decreased margins $5 million for the nine months ended September 30, 2019.

The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•
The MEEIA 2013 and MEEIA 2016 performance incentives increased revenues $18 million and $33 million, respectively. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.

•
Excluding the estimated effects of weather and the MEEIA 2016 and 2019 customer energy-efficiency programs, electric revenues increased an estimated $7 million for the nine months ended September 30, 2019, primarily due to an increase in the average retail price per kilowatthour due to changes in customer usage patterns and increased sales volumes from growth. While the MEEIA 2016 and 2019 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

•
Net energy costs increased margins $2 million and $3 million, respectively. The change in net energy costs is the sum of the effect of the change in off-system sales (-$50 million and -$101 million, respectively), and the effect of the change in energy costs (+$52 million and +$104 million, respectively) in the table above.

Ameren Missouri’s natural gas margins were comparable between the three and nine months ended September 30, 2019 and 2018.

Ameren Illinois
Ameren Illinois’ electric margins increased $8 million, or 2%, and $22 million, or 2%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins decreased $4 million, or 4%, and increased $19 million, or 5%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins were comparable between the three and nine months ended September 30, 2019 and 2018. Ameren Illinois Electric Distribution’s revenues increased $4 million and $11 million for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods, due to recovery of return on and amortization of increased energy-efficiency program investments pursuant to the FEJA. The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•
Revenues decreased due to lower recognized return on equity (-$4 million and -$8 million, respectively, as evidenced by a decrease of nearly 60 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds) and lower recoverable expenses (-$3 million for the three months ended September 30, 2019), partially offset by an increase in return on rate base (+$1 million and +$6 million, respectively) under formula ratemaking pursuant to the IEIMA. The sum of these changes collectively decreased margins $6 million and $2 million, respectively.

•
A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts decreased revenues $9 million for the nine months ended September 30, 2019.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins decreased $4 million, or 4%, and increased $19 million, or 5%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and nine months ended September 30, 2019, compared with the year-ago periods (except when a specified period is referenced):

•	Revenues increased $8 million for the nine months ended September 30, 2019, due to higher natural gas base rates as a result of the November 2018 natural gas rate order.

•
A software licensing agreement with Ameren Missouri increased revenues $5 million for both periods. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.

•	Revenues from QIP recoveries, which increased margins $2 million and $4 million, respectively, due to additional investment in qualified natural gas infrastructure.
Ameren Illinois Natural Gas’ margins were unfavorably affected by the implementation of a change in rate design, which decreased margins $8 million for the three months ended September 30, 2019, compared with the year-ago period. Pursuant to the ICC’s November 2018 natural gas order, this change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. The VBA ensures recoverability of the natural gas distribution service revenue requirement for residential and small nonresidential customers that is dependent on sales volumes. As such, the change is not expected to materially affect year-over-year earnings.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $10 million, or 14%, and $22 million, or 11%, for the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 17% increase in rate base used to calculate the revenue requirement.
Other Operations and Maintenance Expenses
Ameren
Other operations and maintenance expenses were $5 million and $2 million higher in the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods, due to changes discussed below.

Ameren Transmission
Other operations and maintenance expenses were comparable between the three months ended September 30, 2019 and 2018. Other operations and maintenance expenses were $4 million lower in the nine months ended September 30, 2019, compared with the year-ago period, primarily due to decreased transmission system maintenance expenditures at Ameren Illinois Transmission.
Ameren Missouri
Other operations and maintenance expenses increased $8 million in the three months ended September 30, 2019, compared with the year-ago period, primarily because of a decrease in the cash surrender value of company-owned life insurance and increased employee benefit costs. Other operations and maintenance expenses increased $13 million in the nine months ended September 30, 2019, compared with the year-ago period. The following items increased other operations and maintenance expenses for the nine months ended September 30, 2019, compared with the year-ago period:

•
Energy center operations and maintenance costs increased $28 million, primarily due to the Callaway energy center refueling and maintenance outage that was completed in May 2019. The previous Callaway energy center refueling and maintenance outage took place in the fourth quarter of 2017.

•	Employee benefit costs increased $5 million due to higher medical costs.
The following items partially offset the above increases in other operations and maintenance expenses for the nine months ended September 30, 2019, compared with the year-ago period:

•	Power restoration assistance provided to other utilities decreased $11 million.

•	The cash surrender value of company-owned life insurance increased $7 million.

•	MEEIA customer energy-efficiency program costs decreased $4 million because of higher participation in the MEEIA 2016 programs in 2018, compared with participation in the MEEIA 2019 programs.
Ameren Illinois
Other operations and maintenance expenses were comparable between the three months ended September 30, 2019 and 2018. Other operations and maintenance expenses were $10 million lower in the nine months ended September 30, 2019, compared with the year-ago period, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were comparable between the three months ended September 30, 2019 and 2018. Other operations and maintenance expenses were $7 million lower in the nine months ended September 30, 2019, compared with the year-ago period, primarily due to a $9 million reduction in power restoration assistance provided to other utilities and a $3 million increase in the cash surrender value of company-owned life insurance. Additionally, expenses decreased due to a $4 million reduction in bad debt costs pursuant to regulatory recovery mechanisms. These decreases were partially offset by a $7 million increase in amortization of regulatory assets associated with the FEJA energy-efficiency program investments.
Ameren Illinois Natural Gas
Other operations and maintenance expenses decreased $4 million in the three months ended September 30, 2019, compared with the year-ago period, primarily due to a reduction in energy efficiency rider costs. Other operations and maintenance expenses were comparable between the nine months ended September 30, 2019 and 2018.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between the three months ended September 30, 2019 and 2018. Other operations and maintenance expenses were $3 million lower in the nine months ended September 30, 2019, compared with the year-ago period, primarily due to decreased transmission system maintenance expenditures.
Depreciation and Amortization
Depreciation and amortization expenses increased $7 million and $8 million in the three months ended September 30, 2019, and $32 million and $26 million in the nine months ended September 30, 2019, compared with the year-ago periods, at Ameren and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Depreciation and amortization expenses were comparable at Ameren Missouri in the three months ended September 30, 2019, with the year-ago period. Depreciation and amortization expenses increased $6 million at Ameren Missouri in the nine months ended September 30, 2019, compared with the year-ago period, primarily because of additional property, plant, and equipment investments. Ameren Missouri’s depreciation and amortization expenses include a reduction for the regulatory deferral of depreciation and amortization expenses pursuant to PISA of $7 million and $14 million in the three and nine months ended September 30, 2019, respectively.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $4 million in the three months ended September 30, 2019, compared with the year-ago period, primarily due to an increase in property taxes at Ameren Missouri due to higher assessed values. The increase was partially offset by a decrease in excise taxes at Ameren Missouri as a result of reduced sales, primarily driven by mild summer temperatures. Taxes other than income taxes were comparable between the nine months ended September 30, 2019 and 2018.
Other Income, Net
Other income, net, was comparable between the three months ended September 30, 2019 and 2018. Other income, net, increased $15 million in the nine months ended September 30, 2019, compared with the year-ago period. The non-service cost components of net periodic benefit income increased $7 million and $4 million for Ameren Illinois Electric Distribution and activity not reported as part of a segment, respectively. Additionally, donations decreased $4 million for activity not reported as part of a segment.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for the non-service cost components of net periodic benefit income.
Interest Charges
Interest charges decreased $5 million and $12 million in the three and nine months ended September 30, 2019, respectively, compared with the year-ago periods. These decreases were primarily due to decreased interest charges at Ameren Missouri, which resulted from lower average interest rates on long-term debt and increased regulatory deferrals of interest expense pursuant to PISA of $4 million and $9 million in the three and nine months ended September 30, 2019, respectively. The decrease at Ameren Missouri in the nine months ended September 30, 2019, compared with the year-ago period, was partially offset by a $4 million increase for activity not reported as part of a segment, primarily because of a higher interest rate on an increased level of short-term borrowings at Ameren (parent).
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months(a)		Nine Months(a)
	2019	2018	2019	2018
Ameren	20%	23%	18%	23%
Ameren Missouri	14%	18%	13%	21%
Ameren Illinois	24%	26%	24%	25%
Ameren Illinois Electric Distribution	23%	27%	23%	24%
Ameren Illinois Natural Gas	(b)	(b)	26%	27%
Ameren Illinois Transmission	24%	22%	25%	24%
Ameren Transmission	25%	22%	26%	25%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2019 and 2018.

(b)	Not meaningful because of the insignificant amount of income before income taxes.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was lower at Ameren Illinois Electric Distribution in the three months ended September 30, 2019, compared with the year-ago period, primarily because of increased amortization of excess deferred taxes, higher tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction, and the revaluation of certain deferred tax assets and liabilities for provisional amounts related to TCJA in 2018. The effective income tax rate was higher at Ameren Illinois Transmission and Ameren Transmission in the three months ended September 30, 2019, compared with the year-ago period, primarily because of lower current year tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, borrowings under the Credit Agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, other short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In the near term, our operating cash flows will decrease due to the reduction in the federal statutory income tax rate enacted under the TCJA. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2020 because of our use of net operating losses and tax credit carryforwards. Additionally, operating cash flows will be further reduced by lower customer rates, resulting from the return of excess deferred taxes. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities. We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2023. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement relating to 7.5 million shares of common stock. For additional information about the forward sale agreement, see Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of December 31, 2018.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2019. The working capital deficit as of September 30, 2019, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, along with cash and cash equivalents, the Ameren Companies had net available liquidity of $1.6 billion at September 30, 2019. See Credit Facility Borrowings and Liquidity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2019	2018	Variance	2019	2018	Variance	2019	2018	Variance
Ameren	$1,668	$1,686	$(18)	$(1,798)	$(1,719)	$(79)	$178	$57	$121
Ameren Missouri	840	961	(121)	(785)	(735)	(50)	(49)	(226)	177
Ameren Illinois	706	516	190	(903)	(937)	34	234	451	(217)
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
Ameren
Ameren’s cash from operating activities decreased $18 million in the first nine months of 2019, compared with the year-ago period. The following items contributed to the decrease:

•	A $28 million increase in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway energy center. There was no refueling and maintenance outage in 2018.

•
A $16 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes at Ameren Missouri, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel costs and production volumes at Ameren Missouri and decreased purchase power costs and volumes and natural gas costs at Ameren Illinois.

The following items partially offset the decrease in Ameren’s cash from operating activities between periods:

•	A $14 million increase resulting from a decrease in coal inventory levels at Ameren Missouri due to delivery disruptions from flooding in 2019.

•
A net $14 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and increases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to FEJA.

Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $121 million in the first nine months of 2019, compared with the year-ago period. The following items contributed to the decrease:

•
A $169 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel costs and production volumes.

•	A $28 million increase in payments for nuclear refueling and maintenance outages at the Callaway energy center. There was no refueling and maintenance outage in 2018.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $33 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to lower taxable income in 2019.

•	A $14 million increase resulting from a decrease in coal inventory levels due to delivery disruptions from flooding in 2019.

•	A net $8 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $190 million in the first nine months of 2019, compared with the year-ago period. The following items contributed to the increase:

•	A $145 million increase primarily resulting from decreased purchased power costs and volumes, decreased natural gas costs, and a net increase attributable to regulatory recovery mechanisms.

•	A $40 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments.

•	A $6 million decrease in payments to contractors for electric distribution maintenance costs, primarily due to decreased vegetation management costs.

•
A net $6 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in in contracted commodity volumes, and increases resulting from renewable energy contracts entered into pursuant to FEJA.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $79 million in the first nine months of 2019, compared with the year-ago period, primarily as a result of increased capital expenditures of $72 million. In addition to the capital expenditure changes at Ameren Missouri and Ameren Illinois discussed below, Ameren’s capital expenditures increased due to a $30 million increase in capital expenditures at ATXI. ATXI’s capital expenditures increased as a result of increased expenditures on the Mark Twain Transmission project offset by decreased capital expenditures on the Spoon River and Illinois Rivers projects.
Ameren Missouri’s cash used in investing activities increased $50 million between periods, primarily due to an increase in capital expenditures, partially offset by the absence of net money pool advances in 2019. In the first nine months of 2018, Ameren Missouri made net money pool advances of $28 million. Capital expenditures increased $87 million, primarily due to substation upgrades and energy delivery infrastructure upgrades.
Ameren Illinois’ cash used in investing activities decreased $34 million between periods primarily due to decreased capital expenditures of $47 million related to electric transmission system reliability projects.
Capital Expenditures
See Liquidity and Capital Resources under Part II, Item 7, of the Form 10-K for Ameren's estimate of capital expenditures that will be incurred from 2019 through 2023, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations. Ameren estimates its capital expenditures for 2019 will increase by approximately $150 million to $2,585 million, compared to the estimate included in the Form 10-K, primarily as a result of an increase in capital expenditures at Ameren Missouri of $70 million and Ameren Illinois’ electric transmission business of $85 million.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $121 million during the first nine months of 2019, compared with the year-ago period. During the first nine months of 2019, Ameren issued $900 million of long-term indebtedness to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term indebtedness of $329 million. In 2019, Ameren repaid outstanding net commercial paper issuances totaling $53 million, and used cash provided by financing activities to fund, in part, investing activities. In comparison, during the first nine months of 2018, Ameren utilized net proceeds from the issuance of $889 million of long-term indebtedness and net commercial paper issuances to repay $522 million of higher-cost long-term indebtedness and to fund, in part, investing activities. During the first nine months of 2019, Ameren paid common stock dividends of $350 million, compared with $334 million in dividend payments in the year-ago period.
Ameren Missouri’s cash used in financing activities decreased $177 million during the first nine months of 2019, compared with the year-ago period. During the first nine months of 2019, Ameren Missouri utilized net proceeds from the issuance of $450 million of long-term indebtedness to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term indebtedness of $329 million. Additionally, Ameren Missouri utilized net commercial paper issuances of $89 million to fund, in part, investing activities. In comparison, during the first nine months of 2018, Ameren Missouri utilized net proceeds from the issuance of $423 million in long-term indebtedness and cash on hand to repay $378 million of higher-cost long-term indebtedness, and to fund, in part, investing activities. In 2018, Ameren Missouri also repaid outstanding net commercial paper issuances totaling $39 million. During the first nine months of 2019, Ameren Missouri paid common stock dividends of $250 million, compared with $225 million in dividend payments in the year-ago period.
Ameren Illinois’ cash provided by financing activities decreased $217 million during the first nine months of 2019, compared with the year-ago period. During the first nine months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $237 million to fund, in part, investing activities. In comparison, during the first nine months of 2018, Ameren Illinois utilized net proceeds from the issuance of $476 million of long-term indebtedness and net commercial paper issuances to repay $144 million of higher-cost long-term indebtedness and to fund, in part, investing activities. Ameren Illinois also received an $80 million capital contribution from Ameren (parent) and borrowed $45 million from the money pool in the year-ago period, compared to no capital contributions or money pool borrowings in the current year period.
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
The following table presents Ameren’s consolidated liquidity as of September 30, 2019:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,000
Less: Ameren (parent) commercial paper outstanding	53
Less: Ameren Missouri commercial paper outstanding	144
Missouri Credit Agreement – subtotal	803
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	37
Less: Ameren Illinois commercial paper outstanding	310
Less: Letters of credit	2
Illinois Credit Agreement – subtotal	751
Subtotal	$1,554
Cash and cash equivalents	20
Net Available Liquidity	$1,574

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
Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of any issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for Ameren Missouri, Ameren Illinois, and ATXI for the nine months ended September 30, 2019 and 2018:

	Month Issued, Redeemed, or Matured	2019		2018
Issuances of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$450		$—
Ameren Missouri:
3.50% First mortgage bonds due 2029	March	450		—
4.00% First mortgage bonds due 2048	April	—		423
Ameren Illinois:
3.80% First mortgage bonds due 2028	May	—		430
Total Ameren long-term debt issuances		$900		$853
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$54	(a) (b)	$56	(a) (b)
Total common stock issuances		$54		$56
Total Ameren long-term debt and common stock issuances		$954		$909
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
6.70% Senior secured notes due 2019	February	$329		$—
6.00% Senior secured notes due 2018	April	—		179
5.10% Senior secured notes due 2018	August	—		199
Ameren Illinois:
6.25% Senior secured notes due 2018	April	—		144
5.70% First mortgage bonds due 2024	September	(c)		—
Total Ameren long-term debt redemptions and maturities		$329		$522

(a)	Ameren issued a total of 0.7 million and 0.9 million shares of common stock under its DRPlus and 401(k) plan in the nine months ended September 30, 2019 and 2018, respectively.

(b)
Excludes 0.8 million shares of common stock valued at $54 million and 0.7 million shares of common stock valued at $35 million issued in connection with stock-based compensation for the nine months ended September 30, 2019 and 2018, respectively.

(c)	Less than $1 million

See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreement relating to 7.5 million shares of common stock, and Ameren Illinois’ extinguishment of senior unsecured notes.
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
At September 30, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On October 11, 2019, Ameren’s board of directors declared a quarterly common stock dividend of 49.5 cents per share payable on December 31, 2019, to shareholders of record on December 11, 2019, resulting in an annualized equivalent dividend rate of $1.98 per share. The previous annualized equivalent dividend rate, based on the common stock dividend declared and paid in the third quarter of 2019, was $1.90 per share.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2019, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2019 and 2018:

	Nine Months
	2019	2018
Ameren	$350	$334
Ameren Missouri	250	225
ATXI	15	55
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.

Off-balance-sheet Arrangements
At September 30, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at September 30, 2019. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2019, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $155 million, $119 million, and $36 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2019, if market prices were 15% higher or lower than September 30, 2019 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
Operations

•
In 2018, Missouri Senate Bill 564 was enacted and Ameren Missouri elected PISA in accordance with the provisions of the law. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a weighted average cost of capital return on rate base on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals earn carrying costs at the weighted-average cost of capital, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and weighted-average cost of capital return for renewable generation plant placed in service and not recovered under PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the weighted average cost of capital, both debt and equity, which will ultimately be recognized in revenues when recovery of such deferrals are reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases and an electric base rate freeze until April 2020. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028. In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and weighted average cost of capital return not recovered under PISA. In October 2019, the Missouri Court of Appeals, Western District upheld the MoPSC’s order. In November 2019, the MoOPC filed a request for appeal of the MoPSC’s order to the Missouri Supreme Court. The RESRAM is designed to mitigate the impacts of regulatory lag for the cost of compliance with renewable energy standards, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under PISA.

•
In February 2019, Ameren Missouri announced its Smart Energy Plan, which includes a five-year capital investment overview with a detailed one-year plan for 2019. The plan is designed to upgrade Ameren Missouri's electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $6.3 billion over the five-year period from 2019 through 2023, with expenditures largely recoverable under PISA and the RESRAM. As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar facilities in its service territory. Each 10-megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by the end of 2020. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.

•
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a regulatory recovery mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2019, 2020, and 2021, additional revenues of $7 million, $10 million, and $13 million would be recognized in late 2020, 2021, and 2022, respectively. Incremental additional revenues of $1 million, $3 million, and $3 million may be earned for 2019, 2020, and 2021, respectively, if Ameren Missouri exceeds its targeted energy savings goals. Ameren Missouri recognized $28 million, $11 million, and $38 million in revenues related to MEEIA performance incentives in 2017, 2018, and during the nine months ended September 30, 2019, respectively.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100% of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election, which includes a return on any generation owned by Ameren Missouri. Based on customer contracts, the program enables Ameren Missouri to supply up to 400 megawatts of renewable wind energy generation, up to 200 megawatts of which it could own. As applicable, the addition of generation by Ameren Missouri would be subject to the issuance of a certificate of convenience and necessity by the MoPSC, obtaining transmission interconnection agreements with MISO or other RTOs, and FERC approval. Any owned generation under this program would be incremental to estimated capital expenditures through 2023 discussed below. Ameren Missouri anticipates finalizing customer interest and pursuing renewable energy projects to fulfill requirements in 2020. Ameren Missouri-owned generation associated with this program, if any, is not expected to be placed into service before 2021. Without extension, the option to elect into the program will terminate in the third quarter of 2023.

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

•
In August 2019, the MoPSC issued an order approving a stipulation and agreement to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million. The decrease in annual rates is based on a return on common equity range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This order allows for the use of ISRS, which will be calculated using an ROE of 9.725%. The order represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. The new rates became effective September 1, 2019.

•
Ameren continues to make significant investments in FERC-regulated electric transmission businesses. Ameren Illinois expects to invest $2.2 billion in electric transmission assets from 2019 through 2023, to replace aging infrastructure and improve reliability. ATXI is developing two MISO-approved multi-value projects: the Illinois Rivers and Mark Twain projects. The Illinois Rivers project involves the construction of a transmission line from eastern Missouri across Illinois to western Indiana. Construction of the Illinois Rivers project is substantially complete, with the last section expected to be completed in 2020. The Mark Twain project involves the construction of a transmission line from northeast Missouri, connecting the Illinois Rivers project to Iowa. Construction of the Mark Twain project began in the second quarter of 2018. In June 2019, the first section of the Mark Twain project was completed from Kirksville, Missouri to the Iowa border, and the remaining section is expected to be completed by the end of 2019. ATXI’s expected investment in 2019 and 2020 to complete its multi-value projects is approximately $200 million, with the total investment expected to be more than $1.6 billion.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.82% return on common equity, the revenue requirements that will be included in 2020 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $317 million and $195 million, respectively. These revenue requirements represent an increase in Ameren Illinois' and ATXI’s revenue requirements of $20 million and $18 million, respectively, from the revenue requirements reflected in 2019 rates, primarily due to the expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2020, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2020 actual recoverable costs, rate base, and return on common equity as calculated under the FERC formula ratemaking framework.

•
The return on common equity for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of a FERC complaint case filed in February 2015 challenging the allowed base return on common equity. Ameren Illinois and ATXI currently use the FERC authorized total allowed return on common equity of 10.82% in customer rates. A final FERC order would establish the allowed return on common equity to be applied to the 15-month period from February 2015 to May 2016 and also establish the return on common equity to be included in customer rates prospectively from the effective date of such order, replacing the current 10.82% total return on common equity. In October 2018, the FERC issued an order in an unrelated case that proposed a new methodology for determining the base return on equity, which required further briefs from the participants. In November 2018, the FERC issued an order related to the February 2015 complaint case and the September 2016 order, which required participants to file briefs in February 2019 regarding the FERC’s proposed methodology for determining the base return on common equity, including whether and how to apply the proposed methodology to the two MISO complaint cases. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s return on common equity policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the return on common equity. Ameren is unable to predict the ultimate impact of the proposed methodology on these complaint cases or the Notices of Inquiry at this time. As the FERC is under no deadline to issue a final order, the timing of the final order in the February 2015 complaint case and any potential impact to the amounts refunded as a result of the September 2016 order is uncertain. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding FERC complaint cases. A 50 basis point reduction in the FERC-allowed base return on common equity would reduce Ameren’s and Ameren Illinois’ net income by an estimated $9 million and $5 million, respectively, based on each company’s 2019 projected rate base.

•
In 2018, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $72 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2019. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and investment return in a given year with the revenue requirement that was reflected in customer rates for that year. Unless extended, the formula ratemaking framework expires at the end of 2022, while the decoupling provisions extend beyond the end of the formula ratemaking by law. Consequently, Ameren Illinois’ 2019 electric distribution service revenues will be based on its 2019 actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. The 2019 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2021. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $8 million change in Ameren’s and Ameren Illinois’ net income, based on Ameren Illinois’ 2019 projected year-end rate base.

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

•
Ameren Illinois expects to file for a natural gas delivery service regulatory rate review in early 2020 with a future test year ended December 31, 2021. Ameren Illinois’ current allowed return on equity for natural gas delivery service is 9.87%, with a capital structure composed of 50% common equity, a rate base of $1.6 billion, and a 2019 future test year.

•
Ameren Illinois is allowed to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at its weighted-average cost of capital, with the equity return based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The equity portion of Ameren Illinois’ return on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2023, and will earn a return on those investments. The ICC has the ability to reduce electric energy-efficiency savings goals if there are insufficient cost-effective programs available or if the savings goals would require investment levels that exceed amounts allowed by legislation. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework.

•
Ameren Missouri's next refueling and maintenance outage at its Callaway energy center is scheduled for the fall of 2020. During a scheduled outage, which occurs every 18 months, maintenance expenses increase relative to non-outage years. Additionally, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri's purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In October 2019, Ameren Missouri filed a request with the MoPSC for deferral accounting treatment that would allow Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway nuclear energy center. These expenses would be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Ameren Missouri cannot predict the ultimate outcome of this regulatory proceeding. If the request is approved prior to the fall 2020 refueling and maintenance outage, Ameren Missouri would defer the maintenance expenses incurred related to the outage as a regulatory asset and begin to amortize those expenses after completion of the outage.

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
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding at least 700 megawatts of wind generation by the end of 2020 in Missouri and neighboring states and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with MISO or other RTOs at an acceptable cost; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals. Ameren Missouri expects to file its next IRP in September 2020.

•
In connection with the 2017 IRP filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. Ameren Missouri is also targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level. In order to meet these goals, among other things, Ameren Missouri expects to retire its coal-fired generation at the end of each energy center’s useful life. The Meramec, Sioux, Labadie, and Rush Island energy centers are expected to be retired in 2022, 2033, 2042, and 2045, respectively. As of December 31, 2018, rate base at Ameren Missouri’s coal-fired energy centers was approximately $0.8 billion, $0.6 billion, $0.4 billion, and $0.2 billion for the Labadie, Sioux, Rush Island, and Meramec energy centers, respectively.

•
In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. The two build-transfer agreements, which are subject to customary contract terms and conditions, collectively represent approximately $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. The county zoning approval process for the Schuyler County portion of the 400-megawatt project is subject to litigation filed in August 2019, which is not expected to affect the completion of the project by the end of 2020. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri wind generation facilities.

•
Through 2023, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $13.9 billion (Ameren Missouri – up to $7.1 billion; Ameren Illinois – up to $6.6 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2019 through 2023. Ameren’s and Ameren Missouri’s estimates include approximately $1 billion in 2020 for capital investment in wind generation facilities and exclude any capital expenditures related to pollution control equipment that may be required as a result of the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report.

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

•
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement. See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information.

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.1 billion of credit through December 2022, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.5 billion. The Ameren Companies expect to amend and extend these credit agreements in the fourth quarter of 2019. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. Ameren Illinois expects to issue long-term debt in the fourth quarter of 2019. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. To fund a portion of these cash requirements, beginning in 2018, Ameren began using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under its DRPlus and employee benefit plans and expects to continue to do so over the next five years. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the settlement of the forward sale agreement discussed above. Ameren, Ameren Missouri, and Ameren Illinois expect their respective equity to total capitalization levels over the period ending December 2023 to remain in-line with their respective equity to total capitalization levels as of December 31, 2018. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

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

•
As of September 30, 2019, Ameren had $88 million in tax benefits related to federal and state income tax credit carryforwards.  Ameren has utilized all tax benefits from net operating loss carryforwards. Future expected income tax payments and refunds are based on planned capital expenditures and any related income tax credits and, in the case of Ameren Missouri and Ameren Illinois, consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries. Ameren expects to make income tax payments between $10 million and $50 million in each year from 2019 to 2023, totaling $135 million to $185 million for the five-year period. Ameren Missouri expects to make income tax payments to Ameren (parent) of approximately $110 million in 2019 and between $20 million and $30 million in 2020. Additionally, Ameren Missouri expects to receive refunds from Ameren (parent) in each year from 2021 to 2023, totaling $30 million to $60 million for the three-year period. Ameren Illinois expects to make income tax payments to Ameren (parent) between $10 million and $40 million in 2019 and 2020 and between $50 million and $70 million in each year from 2021 to 2023, totaling $200 million to $250 million for the five-year period.

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
Commodity Supplier and Price Risk
In 2019, two of Ameren Missouri’s ultra-low-sulfur coal suppliers filed voluntary petitions for restructuring under Chapter 11 of the United States Bankruptcy Code. Ameren Missouri expects to replace any resulting volume shortfall through its other coal supply contracts or through market purchases. As of September 30, 2019, forward market prices for coal were comparable to Ameren Missouri’s contracted prices with these two suppliers. As such, Ameren Missouri does not expect any material impact to its operations as a result of these restructuring proceedings.
ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2019, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report include the following:

•	Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in July 2019;

•	the November 2019 request filed by the MoOPC to appeal the MoPSC’s December 2018 order in the RESRAM case to the Missouri Supreme Court;

•	Ameren Missouri’s request for deferral accounting treatment of maintenance expenses related to scheduled Callaway refueling and maintenance outages filed with the MoPSC in October 2019;

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2019;

•	Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in May 2019;

•	the February 2015 complaint case filed with the FERC seeking a reduction in the allowed base return on common equity under the MISO tariff;

•
the November 2018 FERC order requesting briefs regarding a new methodology for determining the base return on common equity under the MISO tariff and how to apply the new methodology to the February 2015 complaint case and the September 2016 order related to the November 2015 complaint case;

•	the March 2019 FERC separate Notices of Inquiry regarding its allowed base return on common equity policy and its transmission incentives policy;

•	litigation against Ameren Missouri with respect to NSR and the Clean Air Act; and

•	remediation matters associated with former MGP sites of Ameren Illinois.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2019, to September 30, 2019.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Ameren Indenture Company Order, dated September 16, 2019, establishing the 2.50% Senior Notes due 2024 (including the global note)	September 16, 2019 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.2	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019, amending the CILCO Indenture
4.3	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA
4.4	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019
4.5	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated October 30, 2019, establishing Senior Notes Series CILCO-AA
4.6	Ameren Ameren Illinois	Global Senior Note Series CILCO-AA
Material Contracts
10.1	Ameren	Forward Sale Agreement, dated August 5, 2019, between Ameren and Goldman Sachs & Co. LLC, as the Forward Purchaser	August 7, 2019 Form 8-K, Exhibit 10 File No. 1-14756
10.2	Ameren Companies	Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 8, 2019