Form 10-K
period 2019-12-31
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2020-02-28
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
10 Executive Drive
Collinsville, Illinois 62234
(618) 343-8150
Securities Registered Pursuant to Section 12(b) of the Act:
The following security is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AEE	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Union Electric Company	Preferred Stock, cumulative, no par value, stated value $100 per share
Ameren Illinois Company	Preferred Stock, cumulative, $100 par value Depositary Shares, each representing 1/4 of a share of 6.625% Preferred Stock, cumulative, $100 par value

Indicate by checkmark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Ameren Corporation	Yes	☒	No	☐
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
Indicate by checkmark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
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
As of June 28, 2019, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 28, 2019) held by nonaffiliates was $18,378,774,986. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 28, 2019.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2020, were as follows:

Registrant	Title of each class of common stock	Shares outstanding as of January 31, 2020
Ameren Corporation	Common stock, $0.01 par value per share	246,231,712
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2020 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
Ameren Missouri – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is a financial reporting segment of Ameren.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services, such as accounting, legal, treasury, and asset management services, to Ameren (parent) and its subsidiaries.
Ameren Transmission – An Ameren Corporation financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
ARO – Asset retirement obligations.
ATXI – Ameren Transmission Company of Illinois, an Ameren Corporation subsidiary that operates a FERC rate-regulated electric transmission business in the MISO.
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
DCA – Delivery charge adjustment, a rate-adjustment mechanism that decouples natural gas revenues from actual sales volumes for Ameren Missouri’s natural gas business and allows Ameren Missouri to adjust customer rates without a traditional regulatory rate review, subject to MoPSC prudence reviews. The decoupling provisions ensure that Ameren Missouri’s natural gas revenues are not affected by changes in sales volumes, including those resulting from deviations from normal weather conditions.
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
EMANI – European Mutual Association for Nuclear Insurance.
EPA – Environmental Protection Agency, a United States government agency.
ERISA – Employee Retirement Income Security Act of 1974, as amended.
Excess deferred income taxes – Amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which will be collected from, or returned to, customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
Exchange Act – Securities Exchange Act of 1934, as amended.

FAC – Fuel adjustment clause, a fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews.
FASB – Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States.
FEJA – Future Energy Jobs Act, an Illinois law that allows Ameren Illinois to earn a return on its electric energy-efficiency investments, decouples electric distribution revenues from sales volumes, offers customer rebates for installing distributed generation, and includes extensions and modifications of certain IEIMA performance-based framework provisions, among other things. The decoupling provisions ensure that electric distribution revenues are not affected by changes in sales volumes, including those resulting from deviations from normal weather conditions.
FERC – Federal Energy Regulatory Commission, a United States government agency that regulates utility businesses and associated activities of holding and related service companies, including Ameren, Ameren Missouri, Ameren Illinois, ATXI, and Ameren Services.
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
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.1 billion senior unsecured credit agreement. The agreement was amended and restated in December 2019 and, unless extended, will expire in December 2024.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IRS – Internal Revenue Service, a United States government agency.
ISRS – Infrastructure system replacement surcharge, a rate-adjustment mechanism that provides Ameren Missouri's natural gas business with recovery of, and a return on, qualifying infrastructure investments that are placed in service without a traditional regulatory rate review, subject to MoPSC prudence reviews.
Kilowatthour – A measure of electricity consumption equivalent to the use of 1,000 watts of power over one hour.
MATS – Mercury and Air Toxics Standards, an EPA rule that limits emissions of mercury and other air toxics from coal- and oil-fired electric generating units.
MEEIA – A rate-adjustment mechanism allowed under the Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs related to MoPSC-approved customer energy-efficiency programs without a traditional regulatory rate review, subject to MoPSC prudence reviews.
MEEIA 2013 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for 2013 through 2015, pursuant to Missouri law, as approved by the MoPSC in August 2012.
MEEIA 2016 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for March 2016 through February 2019, pursuant to Missouri law, as approved by the MoPSC in February 2016.
MEEIA 2019 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentive for March 2019 through December 2024, pursuant to Missouri law, as approved by the MoPSC in December 2018.
Megawatthour or MWh – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1.2 billion senior unsecured credit agreement. The agreement was amended and restated in December 2019 and, unless extended, will expire in December 2024.
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
NRC – Nuclear Regulatory Commission, a United States government agency that regulates commercial nuclear power plants and uses of nuclear materials.
NSPS – New Source Performance Standards, provisions under the Clean Air Act.
NSR – New Source Review provisions of the Clean Air Act, which include Nonattainment New Source Review and Prevention of Significant Deterioration regulations.
NYSE – New York Stock Exchange, LLC.
OCI – Other comprehensive income (loss) as defined by GAAP.
Off-system sales revenues – Revenues from other than native load sales, including wholesale sales.
PGA – Purchased gas adjustment tariffs, a cost recovery mechanism that permits prudently incurred natural gas costs to be recovered directly from utility customers without a traditional regulatory rate review, subject to ICC prudence reviews.
PHMSA – Pipeline and Hazardous Materials Safety Administration
PISA – Plant-in-service accounting regulatory mechanism, an election under Missouri law that permits electric utilities to defer and recover 85% of the depreciation expense and a return at the applicable WACC on rate base for certain property, plant, and equipment placed in service after the PISA election date, subject to MoPSC prudence reviews. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The regulatory asset for accumulated PISA deferrals earns a return at the applicable WACC. The PISA was elected by Ameren Missouri, effective September 1, 2018.
QIP – Qualifying infrastructure plant, a rate-adjustment mechanism that provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews, subject to ICC prudence reviews.
Rate base – The basis on which a public utility is permitted to earn a WACC. This basis is the net investment in assets used to provide utility service, which generally consists of in-service property, plant, and equipment, net of accumulated depreciation and accumulated deferred income taxes, inventories, and, depending on jurisdiction, construction work in progress.
Regulatory lag – The exposure to differences in costs incurred and actual sales volumes as compared with the associated amounts included in customer rates. Rate increase requests in traditional regulatory rate reviews can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs and sales volumes when based on historical periods.
RESRAM – Renewable energy standard rate-adjustment mechanism, a rate-adjustment mechanism allowed under Missouri law that enables Ameren Missouri to recover costs relating to compliance with Missouri’s renewable energy standard, including recovery of investments in wind generation and other renewables, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism by adjusting customer rates on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. RESRAM regulatory assets will earn carrying costs at short-term interest rates.
Revenue requirement – The cost of providing utility service to customers, which is calculated as the sum of a utility’s recoverable operating expenses, a return at the weighted-average cost of capital on rate base, and an amount for income taxes, based on the currently applicable statutory income tax rates and amortization associated with excess deferred income taxes.
RFP – Request for proposal.
ROE – Return on common equity.
RTO – Regional transmission organization.
S&P – S&P Global Ratings, a credit rating agency.
SEC – Securities and Exchange Commission, a United States government agency.
SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.
Smart Energy Plan – Ameren Missouri’s plan to upgrade Missouri’s electric grid through at least 2024, which assumes continuation of the PISA. Upgrades include investments to improve reliability and accommodate more renewable energy.
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
Test year – The selected period of time, typically a 12-month period, for which a utility’s historical or forecasted operating results are used to determine the revenue requirement in a regulatory rate review.

TSR – Total shareholder return, the cumulative return of a common stock or index over a specified period of time assuming all dividends are reinvested.
VBA – Volume balancing adjustment, a rate-adjustment mechanism for Ameren Illinois’ natural gas business that decouples natural gas revenues from actual sales volumes and allows Ameren Illinois to adjust customer rates without a traditional regulatory rate review, subject to ICC prudence reviews. The decoupling provisions ensure that Ameren Illinois’ natural gas revenues are not affected by changes in sales volumes, including those resulting from deviations from normal weather conditions, for residential and small nonresidential customers.
WACC – Weighted-average cost of capital, which is the weighted-average cost of debt and equity, as allowed by the applicable regulator.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from a rehearing of the November 2019 FERC order determining the allowed base ROE under the MISO tariff, the Notices of Inquiry issued by the FERC in March 2019, Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in July 2019, and Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;

•
the effect and continuation of Ameren Illinois’ election to participate in performance-based formula ratemaking frameworks for its electric distribution service and its participation in electric energy-efficiency programs, including the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;

•
the effect on Ameren Missouri of any customer rate caps pursuant to Ameren Missouri’s election to use the PISA, including an extension of use beyond 2023, if requested by Ameren Missouri and approved by the MoPSC;

•	the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•
the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, including as a result of amendments or technical corrections to the TCJA, and challenges to the tax positions taken by the Ameren Companies, if any;

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

•
Ameren Illinois’ ability to achieve the performance standards applicable to its electric distribution business and the FEJA electric customer energy-efficiency goals and the resulting impact on its allowed ROE;

•	our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed ROEs;

•
the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium, used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers’ tolerance for any related price increases;

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

•
the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s nuclear and coal-fired energy centers, or, in the absence of insurance, the ability to recover uninsured losses from our customers;

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

•
the effects of failures of electric generation, electric and natural gas transmission or distribution, or natural gas storage facilities systems and equipment, which could result in unanticipated liabilities or unplanned outages;

•	the operation of Ameren Missouri’s Callaway Energy Center, including planned and unplanned outages, and decommissioning costs;

•
Ameren Missouri’s ability to recover the remaining investment, if any, and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs;

•
the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR, CO2 and the implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy standards in Missouri and Illinois and with the zero emission standard in Illinois;

•
Ameren Missouri’s ability to acquire wind and other renewable energy generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;

•	the effect of a possible cash or net share settlement of the forward sale agreement relating to common stock in the event of changes to Ameren’s expected cash requirements;

•
labor disputes, work force reductions, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;

•
the impact of negative opinions of us or our utility services that our customers, investors, legislators, or regulators may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about environmental, social, and/or governance practices;

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
Below is a summary description of Ameren’s principal subsidiaries – Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•	ATXI operates a FERC rate-regulated electric transmission business in the MISO.
The following table presents our employees by function at December 31, 2019:

Ameren Missouri:
Electric and natural gas transmission and distribution	1,716
Generation	1,721
Other support services	635
Total Ameren Missouri	4,072
Ameren Illinois:
Electric and natural gas transmission and distribution	2,856
Other support services	620
Total Ameren Illinois	3,476
Ameren Services – support services	1,775
Total Ameren	9,323
Labor unions at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. At December 31, 2019, these labor unions collectively represented about 50% of Ameren’s total employees. They represented 60% and 56% of the employees at Ameren Missouri and Ameren Illinois, respectively. The Ameren Missouri collective bargaining unit contracts expire in 2021 and 2022, which cover 3% and 97% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2020, 2021, 2022, and 2023, which cover 1%, 92%, 1%, and 6% of represented employees, respectively.
For additional information about the development of our businesses, our business operations, and factors affecting our results of operations, financial position, and liquidity, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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
RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of getting new rates approved, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren’s electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including annual revenue requirement reconciliations, the decoupling of revenues from sales volumes to ensure revenues approved in a regulatory rate review are not affected by changes in sales volumes, the recovery of certain capital investments between traditional regulatory rate reviews, the level and timing of expenditures, the use of a future test year, and the use of trackers and riders.
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
For additional information on Ameren Missouri, Ameren Illinois, and ATXI rate matters, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s rate-regulated utilities as of January 1, 2020:

	Rate Regulator	Effective Rate Order Issued In	Allowed ROE	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2019 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	March 2017(c)	9.2% – 9.7%(c)	(c)	(c)	52%
Natural gas delivery service	MoPSC	August 2019(d)	9.4% – 9.95%(d)	52.0%	(d)	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	December 2019	8.91%	50.0%	$3.2	25%
Natural gas delivery service(f)	ICC	November 2018	9.87%	50.0%	$1.6	14%
Electric transmission service(g)	FERC	(g)	10.38%	51.3%	$2.1	4%
ATXI
Electric transmission service(g)	FERC	(g)	10.38%	59.3%	$1.4	3%

(a)
Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and natural gas purchased for resale for natural gas delivery service, and intercompany eliminations.

(b)
Ameren Missouri’s electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate. Ameren Missouri has a pending electric service regulatory rate review it filed with the MoPSC in July 2019. For additional information regarding this regulatory rate review, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

(c)
This rate order specified that an implicit ROE was within a range of 9.2% to 9.7%. This rate order did not specify a percent of common equity or rate base. The ROE used for allowance for equity funds used during construction is 9.53%.

(d)	This rate order specified that an implicit ROE was within a range of 9.4% to 9.95%. This rate order did not specify rate base.

(e)
Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. This rate order was based on 2018 actual costs, expected net plant additions for 2019, and the annual average of the monthly yields during 2018 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois’ 2020 electric distribution delivery service revenues will be based on its 2020 actual recoverable costs, rate base, common equity percentage, and an allowed ROE, as calculated under the IEIMA’s performance-based formula ratemaking framework.

(f)
This rate order was based on a 2019 future test year. Ameren Illinois has a pending natural gas delivery service regulatory rate review it filed with the ICC in February 2020. For additional information regarding this regulatory rate review, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

(g)
Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking framework based on each year’s forecasted information. The 10.38% return, which includes a 50 basis points incentive adder for participation in an RTO, is based on the FERC’s November 2019 order. For additional information regarding this order and related requests for rehearing, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. The ROE applicable to investments in ATXI’s Mark Twain project includes an additional 50 basis point incentive adder related to the unique nature of risks involved in completing the project.

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
Under the Public Utility Holding Company Act of 2005, the FERC and the state public utility regulatory agencies in each state Ameren and its subsidiaries operate in may access books and records of Ameren and its subsidiaries that are found to be relevant to costs incurred by Ameren’s rate-regulated subsidiaries that may affect jurisdictional rates. The act also permits the MoPSC and the ICC to request that the FERC review cost allocations by Ameren Services to other Ameren companies.
Operation of Ameren Missouri’s Callaway Energy Center is subject to regulation by the NRC. The license for the Callaway Energy Center expires in 2044. Ameren Missouri’s hydroelectric Osage Energy Center and pumped-storage hydroelectric Taum Sauk Energy Center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The licenses for the Osage Energy Center and the Taum Sauk Energy Center expire in 2047 and 2044, respectively. Ameren Missouri’s Keokuk Energy Center and its dam in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.

For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Certain of our operations are subject to federal, state, and local environmental laws, including statutes and regulations, relating to the protection of the safety and health of our personnel, the public, and the environment. These laws include requirements relating to identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting, and emergency response in connection with hazardous and toxic materials; safety and health standards; and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants, water intake, and the management of waste and byproduct materials. These environmental regulations could also affect the availability of, the cost of, and the demand for electricity and natural gas sold to Ameren Missouri’s and Ameren Illinois’ customers as well as the demand for off-system sales. Federal, state, and local authorities continually revise these regulations, which adds uncertainty to our planning process and to the ultimate implementation of these or other new or revised regulations. Failure to comply with these laws could have a material adverse effect on us. We could be subject to criminal or civil penalties by regulatory agencies, or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing laws that currently apply to our operations.
For discussion of environmental matters, including NOx and SO2 emission reduction requirements, regulation of CO2 emissions, wastewater discharge standards, remediation efforts, CCR management regulations, and a discussion of litigation against Ameren Missouri with respect to NSR, the Clean Air Act, and Missouri law in connection with projects at Ameren Missouri’s Rush Island Energy Center, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two MISO balancing authority areas: AMMO and AMIL. The AMMO balancing authority area includes the load and energy centers of Ameren Missouri, and had a peak demand of 7,363 megawatts in 2019. The AMIL balancing authority area includes the load of Ameren Illinois, and had a peak demand of 8,735 megawatts in 2019. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of the MISO. Ameren Missouri is authorized by the MoPSC to participate in the MISO through May 2024. Ameren Missouri is periodically required to make a filing with the MoPSC regarding its continued participation in the MISO. The next filing is due in 2023.
SUPPLY OF ELECTRIC POWER
Ameren Missouri
Ameren Missouri’s electric supply is primarily generated from its energy centers. Factors that could cause Ameren Missouri to purchase power include, among other things, energy center outages, the fulfillment of renewable energy requirements, extreme weather conditions, the availability of power at a cost lower than its generation cost, and the lack of sufficient owned generation. Additionally, Ameren Missouri may need to fulfill purchased power needs from another source if a supplier is unable to meet its power supply obligations.
Ameren Missouri files a nonbinding 20-year integrated resource plan with the MoPSC every three years. The most recent integrated resource plan, filed in September 2017, includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydroelectric, and nuclear power. It also includes expanding renewable energy generation by adding 700 megawatts of wind generation by 2020 in Missouri, adding 100 megawatts of solar generation by 2027, expanding customer energy-efficiency programs, adding cost-effective demand response programs, and retiring coal-fired energy centers as they reach the end of their useful lives. Ameren Missouri may be adversely affected if the MoPSC does not allow recovery of the remaining investment, if any, and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. Ameren Missouri expects to file its next integrated resource plan in September 2020.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for investment in new sources of energy is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired power plants, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their useful lives or alterations in the way those assets operate, which could result in increased capital expenditures and/or increased operations and maintenance expenses. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2019, 2018, and 2017, Ameren Illinois procured power on behalf of its customers for 22%, 23%, and 23%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by the MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. The costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings, because these costs are offset by corresponding revenues. Ameren Illinois charges transmission and distribution service rates to electric distribution customers who purchase electricity from alternative retail electric suppliers, which does affect Ameren Illinois Electric Distribution’s earnings.
Illinois law requires Ameren Illinois to offer rebates for certain net metering customers. The cost of the rebates are deferred as a regulatory asset, which earn a return at the applicable WACC. Customers that receive these rebates are allowed to net their supply service charges, but not their distribution service charges. Beginning in 2017, the FEJA decoupled the electric distribution revenues established in a regulatory rate review from the actual sales volumes, which ensures that Ameren Illinois’ electric distribution revenues are not affected by any changes in sales volumes.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, methane gas, and solar. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. The Callaway nuclear energy center began operation in 1984 and is licensed to operate until 2044. As of December 31, 2019, Ameren Missouri’s coal-fired energy centers represented 12% and 26% of Ameren’s and Ameren Missouri’s rate base, respectively. See Item 2 – Properties under Part I of this report for information regarding Ameren Missouri’s energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. As of December 31, 2019, Ameren Missouri had price-hedged 100% of its expected coal supply and 100% of its coal transportation requirements for generation in 2020. Ameren Missouri has additional coal supply under contract through 2025. The Powder River Basin coal transport agreements that Ameren Missouri has with Union Pacific Railroad and Burlington Northern Santa Fe Railway are currently set to expire at the end of 2024. Ameren Missouri burned approximately 14.3 million tons of coal in 2019.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. The remaining coal is typically purchased from the Illinois Basin. Targeted coal inventory levels may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Power River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas and renewable energy generation, and the impact of environmental regulations, as well as concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2019, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing wholesale sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
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

The Callaway Energy Center requires refueling at 18-month intervals. The last refueling was completed in May 2019. The next refueling is scheduled for the fall of 2020. Ameren Missouri has inventories, supply contracts, and fuel fabrication service contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2023 refueling.
RENEWABLE ENERGY AND ZERO EMISSION STANDARDS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy portfolio requirements in 2019.
In Missouri, utilities were required to purchase or generate electricity equal to at least 10% of native load sales from renewable energy sources in 2019, and will be required to purchase or generate at that same threshold in 2020. The requirement will increase to at least 15% in 2021, subject to an average 1% annual increase on customer rates over any 10-year period. At least 2% of the annual renewable energy requirement must be derived from solar energy. Ameren Missouri expects to satisfy the nonsolar requirement in 2020 with its Keokuk and Maryland Heights energy centers, a 102-megawatt power purchase agreement with a wind farm operator, and an estimated purchase of approximately $1 million of renewable energy credits in the market. The Keokuk Energy Center generates electricity using a hydroelectric dam located on the Mississippi River. The Maryland Heights Energy Center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating solar energy at its O’Fallon, Lambert, and BJC energy centers and its headquarters building. In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. Both facilities are expected to be completed by the end of 2020 and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. For additional information on these agreements, see Note 2 – Rate and Regulatory Matters under Part II, Item 8 of this report.
Effective June 2017, the FEJA requires Ameren Illinois to collect funds from all electric distribution customers to fund IPA procurement events for renewable energy credits. In accordance with Illinois law, the amount collected from customers by Ameren Illinois is capped at $1.81 per megawatthour. The IPA establishes its long-term renewable resources procurement plans in a filing made every two years. The IPA’s initial long-term renewable resources procurement plan was approved by the ICC in 2018. The IPA’s plan set forth guidelines by which the IPA should procure 15-year contracts for wind renewable energy credits and solar renewable energy credits. As a result, Ameren Illinois is required to purchase 1.2 million wind renewable energy credits per year and 1.2 million solar renewable energy credits per year, through IPA procurement events, which represented approximately 7% of Ameren Illinois’ electric distribution sales in 2019. The IPA has completed several procurement events, resulting in contractual commitments of 0.9 million wind renewable energy credits per year and 1.1 million solar renewable energy credits per year for Ameren Illinois. Ameren Illinois will execute additional renewable energy credit contracts in 2020 and 2021, through IPA procurement events, in order to fulfill its remaining obligations. In February 2020, the ICC approved the IPA’s second long-term renewable resources procurement plan. Under the second plan, based on forecasted customer collections to fund renewable energy credit contracts, the IPA does not anticipate procuring additional contracts. However, if customer funds collected exceed the cost of procured contracts, the IPA may procure additional contracts. Funds collected but not used to procure renewable energy credits will be refunded to customers pursuant to a reconciliation proceeding that would be initiated after August 2021.
The FEJA also required Ameren Illinois to enter into contracts for zero emission credits in an amount equal to approximately 16% of the actual amount of electricity delivered to retail customers during calendar year 2014, pursuant to Illinois’ zero emission standard. This one-time zero emission credit procurement by the IPA, approval by the ICC, and execution of zero emission credit contracts, which expire in 2026, were completed in 2018. Both renewable energy credits and zero emission credits have cost recovery mechanisms, which allow Ameren Illinois to collect from, or refund to, customers differences between actual costs incurred from the resulting contracts and the amounts collected from customers.
CUSTOMER ENERGY-EFFICIENCY PROGRAMS
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate and to help their customers become more efficient energy consumers. In Missouri, the Missouri Energy Efficiency Investment Act established a rate-adjustment mechanism that, among other things, allows electric utilities to recover costs with respect to MoPSC-approved customer energy-efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy-efficiency programs. Missouri does not have a law mandating energy-efficiency programs.
In December 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a rate-adjustment mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2019, 2020, and 2021, additional revenues of $7 million, $10 million, and $13 million would be recognized in late 2020, 2021, and 2022, respectively. Incremental additional revenues of up to $1 million, $3 million, and $3 million may be earned for 2019, 2020, and 2021, respectively, and would be recognized in the respective following year, if Ameren Missouri exceeds its targeted energy savings goals. Through 2019, Ameren Missouri has invested $52 million in MEEIA 2019 customer energy-efficiency programs.
The MEEIA 2019 plan includes the continued use of the MEEIA rider. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any difference between actual program costs, lost electric margins, and any performance incentive and the amounts collected from customers, without a traditional regulatory rate review until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and lost electric margins and collected via the MEEIA rider, are reconciled annually to actual results.
State law requires Ameren Illinois to offer customer energy-efficiency programs, and imposes electric energy-efficiency savings goals and a maximum amount of investment in electric energy-efficiency programs through 2030, which is approximately $100 million annually. In September 2017, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans, as well as regulatory recovery mechanisms. The order authorized electric and natural gas energy-efficiency program expenditures of $394 million and $62 million, respectively, for the 2018 through 2021 period. Additionally, as part of its IEIMA capital project investments, Ameren Illinois has invested $420 million in smart-grid infrastructure since 2012, including smart meters that enable customers to improve their energy efficiency, and expects to spend another $20 million by 2021.
The FEJA allows Ameren Illinois to earn a return on its electric energy-efficiency program investments made since June 2017. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2024, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework. Ameren Illinois' natural gas energy efficiency program costs are recovered as they are incurred through a regulatory recovery mechanism.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements with producers, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the New York Mercantile Exchange futures market and in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2019, Ameren Missouri and Ameren Illinois had price-hedged 65% and 79%, respectively, of their expected 2020 natural gas supply requirements.
For additional information on our fuel, purchased power, and natural gas for distribution supply, see Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report and Commodity Price Risk under Part II, Item 7A, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 13 – Related-party Transactions, Note 14 – Commitments and Contingencies, and Note 15 – Supplemental Information under Part II, Item 8 of this report.
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

•	legislation or programs to encourage or mandate energy efficiency, energy conservation, and renewable sources of power, and the lack of consensus as to how those programs should be paid for;

•	pressure on customer growth and usage in light of economic conditions, distributed generation, energy storage, technological advances, and energy-efficiency or conservation initiatives;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;

•	changes in the allowed ROE on FERC-regulated electric transmission assets;

•	the availability of fuel and fluctuations in fuel prices;

•	the availability of materials and equipment, and the potential disruptions in supply chains resulting from the international public health emergency associated with the novel coronavirus (COVID-19);

•	the availability of a skilled work force, including retaining the specialized skills of those who are nearing retirement;

•	regulatory lag;

•	the influence of macroeconomic factors on yields of United States Treasury securities and on the allowed ROE provided by regulators;

•
higher levels of infrastructure and technology investments and adjustments to customer rates associated with the TCJA that are expected to result in negative or decreased free cash flow, which is defined as cash flows from operating activities less cash flows from investing activities and dividends paid;

•	the demand for access to renewable energy generation at rates acceptable to customers;

•
public concerns about the siting of new facilities, and challenges that members of the public can assert against applications for governmental permits and other approvals required to site and build new facilities that can result in significant cost increases, delays and denial of the permits and approvals by the regulators;

•
complex new and proposed environmental laws including statutes, regulations, and requirements, such as air and water quality standards, mercury emissions standards, CCR management requirements, and potential CO2 limitations, which may reduce the frequency at which electric generating units are dispatched based upon their CO2 emissions;

•	public concerns about the potential environmental impacts from the combustion of fossil fuels and the use of natural gas;

•	certain investors’ concerns about investing in utility companies that have coal-fired generation assets and increasing scrutiny of environmental, social, and governance practices;

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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2019	2018		2017
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,532	14,320		12,653
Commercial	14,269	14,791		14,384
Industrial	4,242	4,499		4,469
Street lighting and public authority	99	108		117
Ameren Missouri retail load subtotal	32,142	33,718		31,623
Off-system	5,477	10,036		10,640
Ameren Missouri total	37,619	43,754		42,263
Ameren Illinois Electric Distribution(a):
Residential	11,675	12,099		10,985
Commercial	12,341	12,717		12,382
Industrial	11,587	11,673		11,436
Street lighting and public authority	491	513		515
Ameren Illinois Electric Distribution total	36,094	37,002		35,318
Eliminate affiliate sales	(84)	(288)		(440)
Ameren total	73,629	80,468		77,141
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,403	$1,560		$1,417
Commercial	1,157	1,271		1,208
Industrial	278	312		305
Other, including street lighting and public authority	127	30	(b)	111
Ameren Missouri retail load subtotal	$2,965	$3,173		$3,041
Off-system	144	278		370
Ameren Missouri total	$3,109	$3,451		$3,411
Ameren Illinois Electric Distribution:
Residential	$848	$867		$870
Commercial	497	511		527
Industrial	127	130		113
Other, including street lighting and public authority	32	39		58
Ameren Illinois Electric Distribution total	$1,504	$1,547		$1,568
Ameren Transmission:
Ameren Illinois Transmission(c)	$288	$267		$258
ATXI	176	166		168
Ameren Transmission total	$464	$433		$426
Other and intersegment eliminations	(96)	(92)		(98)
Ameren total	$4,981	$5,339		$5,307

(a)
Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2019, 2018, and 2017, Ameren Illinois procured power on behalf of its customers for 22%, 23%, and 23%, respectively, of its total kilowatthour sales.

(b)
Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

(c)	Includes $62 million, $53 million, and $42 million in 2019, 2018, and 2017, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2019	2018	2017
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.38 ¢	1.59 ¢	1.75 ¢
Source of Ameren Missouri energy supply:
Coal	63.4%	67.8%	70.9%
Nuclear	23.3	23.7	19.0
Hydroelectric	5.0	2.5	3.4
Natural gas	0.5	1.0	0.7
Methane gas and solar	0.2	0.1	0.1
Purchased – wind	0.7	0.6	0.7
Purchased power	6.9	4.3	5.2
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude $5 million, $44 million, and $(35) million in 2019, 2018, and 2017, respectively, for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2019	2018	2017
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	7	7	6
Commercial	4	4	3
Industrial	1	1	1
Transport	9	9	8
Ameren Missouri total	21	21	18
Ameren Illinois Natural Gas:
Residential	61	60	50
Commercial	19	18	15
Industrial	4	4	3
Transport	101	100	98
Ameren Illinois Natural Gas total	185	182	166
Ameren total	206	203	184
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$81	$90	$77
Commercial	34	37	31
Industrial	4	4	4
Transport and other	15	7	14
Ameren Missouri total	$134	$138	$126
Ameren Illinois Natural Gas:
Residential	$570	$581	$531
Commercial	154	159	146
Industrial	13	17	12
Transport and other	60	58	54
Ameren Illinois Natural Gas total	$797	$815	$743
Other and intercompany eliminations	(2)	(1)	(2)
Ameren total	$929	$952	$867

Rate Base Statistics – At December 31,	2019	2018	2017
Rate Base (in billions):
Electric and natural gas transmission and distribution	$12.8	$11.3	$10.1
Coal generation:
Labadie Energy Center	0.9	0.8	0.7
Sioux Energy Center	0.6	0.6	0.7
Rush Island Energy Center	0.5	0.4	0.4
Meramec Energy Center	0.1	0.2	0.2
Coal generation total	2.1	2.0	2.0
Nuclear generation	1.4	1.3	1.5
Renewable generation	0.5	0.5	0.4
Natural gas generation	0.4	0.4	0.4
Rate base total	$17.2	$15.5	$14.4

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through the SEC’s website (www.sec.gov). Ameren’s website is a channel of distribution for material information about the Ameren Companies. Financial and other material information is routinely posted to, and accessible at, Ameren’s website.
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
REGULATORY AND LEGISLATIVE RISKS
We are subject to extensive regulation of our businesses.
We are subject to federal, state, and local regulation. The extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities, including an allowed ROE; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal. Rates are also subject to legislative actions, which are largely outside of our control. Certain events could prevent us from recovering our costs in a timely manner or from earning adequate returns on our investments.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding rates are largely outside of our control. We are exposed to regulatory lag and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve trackers, riders, or other recovery mechanisms that allow electric or natural gas rates to be adjusted without a traditional regulatory rate review. These mechanisms could be changed or terminated.
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

Rates include an allowed return on investments established by the regulator, including a return at the applicable WACC on rate base, and an amount for income taxes based on the currently applicable statutory income tax rates and amortization associated with excess deferred income taxes. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on rate base, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments. Ameren Missouri and Ameren Illinois, and the utility industry generally, have an increased need for cost recovery, primarily driven by capital investments, which is likely to continue in the future. The resulting increase to the revenue requirement needed to recover such costs and earn a return on investments could result in more frequent regulatory rate reviews and requests for cost recovery mechanisms. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
Ameren, through ATXI and Ameren Illinois, is investing significant capital resources in electric transmission. These investments are based on the FERC’s regulatory framework and an allowed ROE that is currently higher than that allowed by our state commissions. However, the FERC regulatory framework and rate of return are subject to change, including as a result of appeals and challenges to the new methodology for determining the base ROE established by the FERC in November 2019. Accordingly, the regulatory framework may be less favorable or the rate of return may be lower in the future, compared with the current regulatory environment and rate of return, all of which may adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity. A 50 basis point reduction in the FERC-allowed ROE would reduce Ameren’s and Ameren Illinois’ annual net income by an estimated $10 million and $6 million, respectively, based on each company’s 2020 projected rate base.
As a result of its participation in performance-based formula ratemaking, Ameren Illinois’ ROE for its electric distribution service and its electric energy-efficiency investments is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve certain performance standards.
Ameren Illinois elects to participate in a performance-based formula ratemaking framework established pursuant to the IEIMA for its electric distribution service. Ameren Illinois’ electric distribution revenues are decoupled from sales volumes, which ensures that the electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois also has an electric energy-efficiency program rider, which includes a return at the applicable WACC on its program investments that is subject to performance-based formula ratemaking. The ICC annually reviews Ameren Illinois’ rate filings for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs. The electric distribution service performance-based formula ratemaking framework expires at the end of 2022, if not extended by the legislature, while the decoupling provisions extend beyond the end of formula ratemaking by law. If not extended, Ameren Illinois would then be required to establish future rates through a traditional regulatory rate review with the ICC, which might result in rates that do not produce a full or timely recovery of costs or provide for an adequate return on investments and would expose Ameren Illinois’ electric distribution business to the risks described in the immediately preceding risk factor.
The allowed ROE under both formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. With respect to electric distribution service, a 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on its 2020 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the ratemaking formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for ROE penalties up to 38 basis points in each year from 2020 through 2022, if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals. In 2019, 2018, and 2017, there were no material performance-related basis point adjustments.
Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2024, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.

As a result of the PISA, Ameren Missouri’s electric rates are subject to a rate cap.
As a result of Ameren Missouri’s election to use the PISA, its rate increases are limited to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in the July 2018 MoPSC order. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered in a manner consistent with costs recovered under the PISA. Increased capital investments and operating costs could cause customer rates to exceed the rate cap. In addition, a decrease in off-system sales, which are included in net energy costs, could also contribute to customer rates exceeding the rate cap. Off-system sales are affected by planned and unplanned outages at Ameren Missouri's energy centers, and by curtailment of generation resulting from unfavorable economic conditions, among other things. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. A penalty incurred as the result of exceeding the rate cap could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
Both the rate cap and the PISA election are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028.
We are subject to various environmental laws. Significant capital expenditures are required to achieve and to maintain compliance with these environmental laws. Failure to comply with these laws could result in the closing of facilities, alterations to the manner in which these facilities operate, increased operating costs, delays and increased costs of building new facilities, or exposure to fines and liabilities.
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
The EPA has promulgated environmental regulations that have a significant impact on the electric utility industry. Over time, compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2019, Ameren Missouri’s coal-fired energy centers represented 12% and 26% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulation could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated under the CCR rule, which will require the closure of surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Additionally, in October 2019, following a request by Ameren Missouri, the district court stayed implementation of the majority of its order’s requirements while the case is appealed. The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of air pollution control equipment, as well as increased operations and maintenance expenses. Based upon engineering studies, capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island Energy Center are estimated at approximately $1 billion. Further, the flue gas desulfurization system would result in additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Engineering studies required to develop estimated capital expenditures and estimated additional operation and maintenance expenses for the Labadie Energy Center to comply with the district court’s order will not be undertaken while the case is under appeal.
In July 2019, the EPA issued the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The Affordable Clean Energy Rule went into effect on September 6, 2019. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by September 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, will be working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
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
Customers’, investors’, legislators’, and regulators’ opinions of us are affected by many factors, including system reliability, implementation of our investment plans, protection of customer information, rates, media coverage, and environmental, social, and governance practices. Negative opinions developed by customers, investors, legislators, or regulators could harm our reputation.
Service interruptions and facility shutdowns can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to respond promptly to such failures can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, our ability to safeguard sensitive customer information and protect our systems from cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect customer satisfaction. Additionally, negative perceptions or publicity resulting from increasing scrutiny of environmental, social, and governance practices could negatively impact our reputation or investment in our common stock. Customers’, investors’, legislators’, and regulators’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, investors, legislators, or regulators have or develop a negative opinion of us and our utility services, this could result in increased costs associated with regulatory oversight and could affect the ROEs we are allowed to earn, as well as the access to, and the cost of, capital. Additionally, negative opinions about us could make it more difficult for our utilities to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to federal regulatory compliance and proceedings, which could result in increasing costs and the potential for regulatory penalties and other sanctions.
We are subject to FERC regulations, rules, and orders, including standards required by the NERC. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. In addition, our natural gas transmission, distribution, and storage facilities systems are subject to PHMSA rules and regulations. Compliance with these reliability standards, rules, and regulations may subject us to higher operating costs and may result in increased capital expenditures. We may also incur higher operating costs to comply with potential new regulations issued by these regulatory bodies. If we were found not to be in compliance with these mandatory NERC reliability standards, PHMSA rules and regulations, or FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC can impose civil penalties of approximately $1.3 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of its formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.
OPERATIONAL RISKS
The construction and acquisition of, and capital improvements to, electric and natural gas utility infrastructure involve substantial risks. These risks include escalating costs; unsatisfactory performance by the projects when completed; the inability to complete projects as scheduled, which could affect the ability to qualify for some or all of the anticipated federal production or investment tax credits; cost disallowances by regulators; and the inability to earn an adequate return on invested capital. Any of these risks could result in higher costs, inability to complete anticipated projects, or facility closures.
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $16.6 billion (Ameren Missouri – up to $8.4 billion; Ameren Illinois – up to $8.0 billion; ATXI – up to $0.2 billion) of capital expenditures from 2020 through 2024. These estimates include allowance for equity funds used during construction, but do not include any capital expenditures related to pollution control equipment that may be required as a result of the NSR and Clean Air Act litigation. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates and to acquire wind generation facilities after they are constructed is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for labor and materials, including changes to tariffs on materials, reliance on third parties, the ability to obtain required project approvals, and the ability to obtain necessary rights-of-way, easements, and transmission connections. The schedule, performance, and/or cost, including qualifying for federal production or investment tax credits, of these projects can be affected by many factors. These factors include delays in obtaining permits or regulatory approvals; shortages in materials, equipment, and qualified labor; suppliers and contractors who do not perform as required under their contracts; changes in the scope and timing of projects; the inability to raise capital on reasonable terms; or other events beyond our control, including construction delays due to weather. In February 2020, the developers of the wind generation facilities, to be acquired by Ameren Missouri after construction, received notice from the wind turbine supplier of potential disruptions in its manufacturing, transport, and/or import/export activities resulting from the international public health emergency associated with the novel coronavirus (COVID-19). The developers notified Ameren Missouri that their performance might be delayed as a result. At this time, Ameren Missouri and the developers are unable to estimate the impact to each project, including the project schedule and contracted megawatts. Additionally, we are evaluating the impact of this international public health emergency on our supply chains.
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
Our electric generation, transmission, and distribution facilities are subject to operational risks.
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

•
unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, sustained high temperatures, solar flares, and electromagnetic pulses;

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
Ameren Missouri’s ability to obtain an adequate supply of coal could limit operation of its coal-fired energy centers.
Ameren Missouri owns and operates coal-fired energy centers. About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Power River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas and renewable energy generation, and the impact of environmental regulations, as well as concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2019, coal inventories for Ameren Missouri were near targeted levels. However, disruptions in the delivery of coal, failure of our coal suppliers to provide adequate quantities or quality of coal, or lack of adequate inventories of coal, including low-sulfur coal used to comply with environmental regulations, could have adverse effects on Ameren Missouri’s electric generation operations. If Ameren Missouri is unable to obtain an adequate supply of coal under existing agreements, it may be required to purchase coal at higher prices or be forced to reduce generation at its coal-fired energy centers, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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

•	potential adverse effects of a natural disaster, acts of sabotage or terrorism, including a cyber attack, or any accident leading to a radiological release.
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
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses, including fines and penalties. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. The location of distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas distribution and storage systems could result in additional capital expenditures for us and increased regulation of natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Significant portions of our electric generation, transmission, and distribution facilities and natural gas transmission and distribution facilities are aging. This aging infrastructure may require significant additional maintenance or replacement. Ameren Missouri could be adversely affected if it is unable to recover the remaining investment, if any, and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs.
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway Energy Center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. Further, Ameren Missouri may be adversely affected if the MoPSC does not allow recovery of the remaining investment, if any, and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs associated with regulatory oversight. The frequency and duration of customer outages are among the IEIMA performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed ROE on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Energy conservation, energy efficiency, distributed generation, energy storage, technological advances, and other factors could reduce energy demand from Ameren Missouri’s customers.
Without a regulatory mechanism to ensure recovery, declines in energy usage could result in an under-recovery of Ameren Missouri’s revenue requirement, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity. Such declines could occur due to a number of factors:

•	Conservation and energy-efficiency programs. Missouri allows for conservation and energy-efficiency programs that are designed to reduce energy demand.

•
Distributed generation and other energy-efficiency efforts. Ameren Missouri is exposed to declining usage from energy-efficiency efforts not related to its energy-efficiency programs, as well as from distributed generation sources, such as solar panels and other technologies. Ameren Missouri generates power at utility-scale energy centers to achieve economies of scale. Some distributed generation technologies have become more cost-competitive, with decreasing costs expected in the future. The costs of these distributed generation technologies may decline over time to a level that is competitive with that of Ameren Missouri’s energy centers. Additionally, technological advances in energy storage may be coupled with distributed generation to reduce the demand for our electric utility services. Increased adoption of these technologies by customers could decrease our revenues if customers cease to use our generation, transmission, and distribution services at current levels. Ameren Missouri might incur stranded costs, which ultimately might not be recovered through rates.

•	Macroeconomic factors. Macroeconomic factors resulting in low economic growth or contraction within Ameren Missouri’s service territories could reduce energy demand.
We are subject to employee work force factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. Certain specialized knowledge is required to construct and operate generation, transmission, and distribution assets. Further, a significant portion of our work force is nearing retirement. We are also party to collective bargaining agreements that collectively represent about 50% of Ameren’s total employees. Certain events, such as an aging workforce without adequately trained replacement employees, the mismatch of skill sets or complement to future needs, or any work stoppage experienced in connection with negotiations of collective bargaining agreements, could adversely affect our operations.
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
FINANCIAL, ECONOMIC, AND MARKET RISKS
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed, as well as on reasonable terms.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. Events beyond our control, such as depressed economic conditions or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
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

Costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could increase.
Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its union employees. Ameren offers defined benefit pension plans covering substantially all of its non-union employees and postretirement benefit plans covering non-union employees hired before October 2015. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total unfunded obligation under its pension and postretirement benefit plans was $216 million as of December 31, 2019. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2019, its investment performance in 2019, and its pension funding policy, Ameren expects to make annual contributions of up to approximately $45 million in each of the next five years, with aggregate estimated contributions of $70 million. Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements are estimated to be 30% and 60%, respectively. These estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
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
The following table shows the anticipated capability of Ameren Missouri’s energy centers at the time of Ameren Missouri’s expected 2020 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie(b)	Franklin County, Missouri	2,372,000
	Rush Island(c)	Jefferson County, Missouri	1,178,000
	Sioux(d)	St. Charles County, Missouri	972,000
	Meramec(e)	St. Louis County, Missouri	540,000
Total coal			5,062,000
Nuclear	Callaway(f)	Callaway County, Missouri	1,194,000
Hydroelectric	Osage(f)	Lakeside, Missouri	235,000
	Keokuk	Keokuk, Iowa	144,000
Total hydroelectric			379,000
Pumped-storage	Taum Sauk(f)	Reynolds County, Missouri	440,000
Natural gas (CTs)	Audrain(g)	Audrain County, Missouri	608,000
	Venice(h)	Venice, Illinois	494,000
	Goose Creek	Piatt County, Illinois	438,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	308,000
	Meramec(e)(h)(i)	St. Louis County, Missouri	272,000
	Kinmundy(h)	Kinmundy, Illinois	210,000
	Peno Creek(g)(h)	Bowling Green, Missouri	192,000
Total natural gas			2,838,000
Oil (CTs)	Fairgrounds	Jefferson City, Missouri	55,000
	Mexico	Mexico, Missouri	54,000
	Moberly	Moberly, Missouri	54,000
	Moreau	Jefferson City, Missouri	54,000
Total oil			217,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O’Fallon	O’Fallon, Missouri	3,000
	Lambert	St. Louis County, Missouri	1,000
	BJC	St. Louis, Missouri	1,000
Total solar			5,000
Total Ameren and Ameren Missouri			10,141,000

(a)	Net kilowatt capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.

(b)	The Labadie Energy Center is scheduled to retire 1,186,000 kilowatts by 2036 and 1,186,000 kilowatts by 2042.

(c)	The Rush Island Energy Center is scheduled to retire all generating capacity by 2045.

(d)	The Sioux Energy Center is scheduled to retire all generating capacity by 2033.

(e)	The Meramec Energy Center is scheduled for retirement by 2022.

(f)	The operating licenses for the Callaway, Osage, and Taum Sauk energy centers expire in 2044, 2047, and 2044, respectively.

(g)	There are economic development arrangements applicable to these CTs, as discussed below.

(h)	These CTs have the capability to operate on either oil or natural gas (dual fuel).

(i)	Two of its three units are steam-powered.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2019:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,971	4,643
Circuit miles of electric distribution lines	33,652	45,868
Percentage of circuit miles of electric distribution lines underground	24%	16%
Miles of natural gas transmission and distribution mains	3,448	18,503
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24

(a)	ATXI owns 505 miles of transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions are as follows:

•
A portion of Ameren Missouri’s Osage Energy Center reservoir, certain facilities at Ameren Missouri’s Sioux Energy Center, most of Ameren Missouri’s Peno Creek and Audrain CT energy centers, Ameren Missouri’s Maryland Heights Energy Center, Ameren Missouri’s Lambert and BJC energy centers, certain substations, and most transmission and distribution lines and natural gas mains are situated on lands occupied under leases, easements, franchises, licenses, or permits. The United States or the state of Missouri may own or may have paramount rights with respect to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.

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
In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. Both facilities are expected to be completed by the end of 2020 and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. For additional information on these agreements, see Note 2 – Rate and Regulatory Matters under Part II, Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report and are incorporated herein by reference, include the following:

•	Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in July 2019;

•	Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;

•	the ICC’s QIP prudence review requested by Ameren Illinois in March 2019;

•	Ameren and the MISO transmission owner’s request for a rehearing of the November 2019 FERC order related to the November 2013 complaint case;

•	the March 2019 FERC separate Notices of Inquiry regarding its allowed ROE policy and its transmission incentives policy;

•	litigation against Ameren Missouri with respect to NSR and the Clean Air Act; and

•	remediation matters associated with former MGP sites of Ameren Illinois.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS:
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2019, all their positions and offices held with the Ameren Companies as of February 14, 2020, their tenures as officers, and their business backgrounds for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.
AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	58	Chairman, President and Chief Executive Officer, and Director
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

Michael L. Moehn	50	Executive Vice President and Chief Financial Officer
Moehn joined Ameren Services in 2000. In 2004, he was elected vice president, corporate planning, of Ameren Services. In 2008, he was elected senior vice president, corporate planning and business risk management, of Ameren Services. In 2012, he was elected senior vice president, customer operations, of Ameren Missouri, and relinquished his position at Ameren Services. In 2014, he was elected chairman and president of Ameren Missouri. In December 2019, he was elected executive vice president and chief financial officer of the Ameren Companies and chairman and president of Ameren Services and relinquished his positions at Ameren Missouri.

Chonda J. Nwamu	48	Senior Vice President, General Counsel, and Secretary
Nwamu joined Ameren Services in September 2016 as vice president and deputy general counsel. In January 2019, she was elected senior vice president and deputy general counsel of Ameren Services. In August 2019, she was elected senior vice president, general counsel and secretary of the Ameren Companies. Prior to joining Ameren Services, she served as regulatory counsel at Pacific Gas and Electric Company, a public utility, from 2000 to May 2014 and as managing counsel and senior director from June 2014 to June 2016.

Bruce A. Steinke	58	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, he relinquished his positions at Ameren Illinois. In 2013, he was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held

Bhavani Amirthalingam	44	Senior Vice President and Chief Digital Information Officer (Ameren Services)
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

Mark C. Birk	55	Senior Vice President, Customer and Power Operations (Ameren Missouri)
Birk joined Ameren Missouri in 1986. In 2004, he was elected vice president, power operations, of Ameren Missouri. In 2012, he was elected senior vice president, corporate planning, of Ameren Services. In 2014, he was also elected senior vice president, oversight, of Ameren Services, and in 2015, he was elected senior vice president, corporate safety, planning and operations oversight. In January 2017, he was elected senior vice president, customer operations, at Ameren Missouri and relinquished his positions at Ameren Services. In October 2017, he was elected senior vice president, customer and power operations, at Ameren Missouri.

Fadi M. Diya	57	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, he was elected vice president, nuclear operations, of Ameren Missouri. In 2014, he was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	63	Senior Vice President, Customer Experience (Ameren Illinois)
Heger joined Ameren Missouri in 1976. In 2009, she was elected vice president, information technology, of Ameren Services, and in 2013, she was also elected chief information officer of Ameren Services. In September 2015, she was elected senior vice president and chief information officer of Ameren Services. In February 2019, she was elected senior vice president, customer experience, at Ameren Illinois and relinquished her position at Ameren Services.

Mark C. Lindgren	52	Senior Vice President, Corporate Communications, and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, he was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In September 2015, he was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	64	Chairman and President (Ameren Illinois)
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

Martin J. Lyons, Jr.	53	Chairman and President (Ameren Missouri)
Lyons joined Ameren Services in 2001. In 2008, he was elected senior vice president and chief accounting officer of the Ameren Companies. In 2009, he was also elected chief financial officer of the Ameren Companies. In 2013, he was elected executive vice president and chief financial officer of the Ameren Companies, and relinquished his duties as chief accounting officer. In March 2016, he was elected chairman and president of Ameren Services. In December 2019, he was elected chairman and president of Ameren Missouri and relinquished his position as executive vice president and chief financial officer of the Ameren Companies and his positions at Ameren Services.

Shawn E. Schukar	58	Chairman and President (ATXI)
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
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 43,576 on January 31, 2020. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2019, to December 31, 2019.
Performance Graph
The following graph shows Ameren’s cumulative TSR during the five years ended December 31, 2019. The graph also shows the cumulative total returns of the Edison Electric Institute Index (EEI Index), S&P 500 Index, S&P 500 Utility Index, and the Philadelphia Utility Index. The EEI Index, S&P 500 Utility Index, and the Philadelphia Utility Index are market capitalization-weighted indices of U.S. public utility companies. The comparison assumes that $100 was invested on December 31, 2014, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested. The S&P 500 Index and Philadelphia Utility Index are expected to be used as comparisons in future years, instead of the EEI Index, as management believes these indices provide more readily accessible comparisons to investors.
Comparison of Five-Year Cumulative Return

$200
$175
$150
$125
$100
$75
2014
2015
2016
2017
2018
2019
Ameren (AEE)
EEI Index
S&P 500 Index
S&P 500 Utility Index
Philadelphia Utility Index

December 31,	2014	2015	2016	2017	2018	2019
Ameren (AEE)	$100.00	$97.63	$122.68	$142.26	$162.15	$195.91
EEI Index	100.00	96.10	112.86	126.09	130.71	164.43
S&P 500 Index	100.00	101.38	113.51	138.28	132.23	173.86
S&P 500 Utility Index	100.00	95.15	110.65	124.05	129.15	163.18
Philadelphia Utility Index	100.00	93.83	110.37	124.03	128.45	163.00
Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	2019	2018	2017		2016	2015
Ameren:
Operating revenues	$5,910	$6,291	$6,174		$6,076	$6,098	(a)
Operating income	1,267	1,357	1,410		1,322	1,235	(a)(b)
Income from continuing operations	834	821	529	(c)	659	585
Income from discontinued operations, net of taxes	—	—	—		—	51
Net income attributable to Ameren common shareholders	828	815	523		653	630
Common stock dividends	472	451	431		416	402
Continuing operations earnings per share – basic	3.37	3.34	2.16		2.69	2.39
Continuing operations earnings per share – diluted	3.35	3.32	2.14		2.68	2.38
Common stock dividends per share	1.9200	1.8475	1.7775		1.715	1.655
As of December 31:
Total assets	$28,933	$27,215	$25,945		$24,699	$23,640
Long-term debt, excluding current maturities	8,915	7,859	7,094		6,595	6,880
Total Ameren Corporation shareholders’ equity	8,059	7,631	7,184		7,103	6,946
Ameren Missouri:
Operating revenues	$3,243	$3,589	$3,537		$3,524	$3,609	(a)
Operating income	617	749	722		725	742	(a)(b)
Net income available to common shareholder	426	478	323	(c)	357	352
Dividends to parent	430	375	362		355	575
As of December 31:
Total assets	$14,937	$14,291	$14,043		$14,035	$13,851
Long-term debt, excluding current maturities	4,098	3,418	3,577		3,563	3,844
Total shareholders’ equity	4,349	4,229	4,081		4,090	4,082
Ameren Illinois:
Operating revenues	$2,527	$2,576	$2,527		$2,489	$2,466	(a)
Operating income	550	512	569		519	446	(a)
Net income available to common shareholder	343	304	268		252	214
Dividends to parent	—	—	—		110	—
As of December 31:
Total assets	$12,185	$11,319	$10,345		$9,474	$8,903
Long-term debt, excluding current maturities	3,575	3,296	2,373		2,338	2,342
Total shareholders’ equity	4,132	3,774	3,310		3,034	2,897

(a)
Amounts have not been revised to reflect the adoption of accounting guidance on revenue from contracts with customers, effective for the Ameren Companies as of January 1, 2018, and are not comparative. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, for additional information.

(b)
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
Below is a summary description of Ameren’s principal subsidiaries – Ameren Missouri, Ameren Illinois, and ATXI. Ameren also has other subsidiaries that conduct other activities, such as providing shared services. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.

•	Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.

•	ATXI operates a FERC rate-regulated electric transmission business in the MISO.
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
Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated, except as disclosed in Note 13 – Related-party Transactions under Part II, Item 8, of this report. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular and graphical dollar amounts are in millions, unless otherwise indicated.
The following discussion should be read in conjunction with the financial statements contained in this Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Discussion regarding our financial condition and results of operations for the year ended December 31, 2017, including comparisons with the year ended December 31, 2018, is included in Item 7 of our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.

OVERVIEW
Our core strategy to invest in regulated infrastructure, continuously improve performance, and advocate for responsible policies to deliver superior customer and shareholder value is driven by three pillars.

Investing in and operating our utilities in a manner consistent with existing regulatory frameworks	Enhancing regulatory frameworks and advocating for responsible energy and economic policies		Creating and capitalizing on opportunities for investment for the benefit of our customers and shareholders
We seek to earn competitive returns on investments in our businesses. Accordingly, we remain focused on disciplined cost management and strategic capital allocation. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators, to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned ROEs and allocating capital resources to business opportunities that we expect will provide the most benefit to our customers and offer the most attractive risk-adjusted return potential.

We seek to partner with our stakeholders, including our customers, regulators, federal and state legislators, and RTOs, to enhance our regulatory frameworks and advocate for responsible energy and economic policies for the benefit of our customers and shareholders. We believe constructive regulatory frameworks for investment exist at all of Ameren's business segments. Accordingly, we expect to earn competitive returns on investments in our businesses and realize timely recovery of our costs in the coming years with the benefits accruing to both customers and shareholders.

We seek to make prudent investments that benefit our customers. The goal of these investments is to maintain and enhance the reliability of our services, develop cleaner sources of energy, create economic development opportunities in our region, and provide customers with more options and greater control over their energy usage, among other things. By prudently investing in our businesses, we believe that we deliver superior value to both customers and shareholders.

Customer Rates, (¢/KWH)(d)

Rate Base ($ in billions)(a)	Constructive Regulatory Frameworks		TSR 2014-2019(e)
	Segment	Regulatory Framework
	Ameren Transmission	Formula ratemaking Allowed ROE is 10.38%
	Ameren Illinois Natural Gas	Future test year ratemaking and QIP, PGA, VBA Allowed ROE is 9.87%
	Ameren Illinois Electric Distribution	Formula ratemaking Allowed ROE is 30-year U.S. Treasury + 5.8%
	Ameren Missouri	Historical test year ratemaking and PISA, RESRAM, FAC, MEEIA Allowed ROE is 9.2% - 9.7%(c)

(a)    Reflects year-end rate base except for Ameren Transmission, which is average rate base.
(b)    Compound annual growth rate.
(c)    Allowed ROE applicable to electric service.
(d)    Average residential electric prices. Source: Edison Electric Institute, “Typical Bills and Average Rates Report” for the 12 months ended June 30, 2019.
(e)    Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.
Below are some key announcements, updates, legislative actions, and regulatory outcomes that occurred in 2019 and early 2020.
In March 2019, Ameren issued its Building a Cleaner Energy Future report, which sets forth Ameren’s plan for reducing carbon emissions and addressing climate risk. The plan is largely reflected in the Ameren Missouri 2017 IRP, which includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 and adding 100 megawatts of solar generation by 2027. Ameren Missouri expects to file its next integrated resource plan in September 2020.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement, which is expected to be used to fund a portion of Ameren Missouri’s wind generation investments. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information.

Consistent with its 2017 IRP filing, in May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. The MoPSC has approved a RESRAM, which is designed to mitigate the impacts of regulatory lag for the cost of compliance with Missouri’s renewable energy standard, including recovery of investments in wind and other renewable energy generation, by providing more timely recovery of costs and a return on investments not already provided for in customer rates or recovered under the PISA. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information regarding Ameren Missouri wind generation facilities.
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. In February 2020, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for electric service by $32 million. The remaining intervenor did not object to the agreement. The stipulation and agreement, which is subject to MoPSC approval, specified an allowed ROE range of 9.4% to 9.8%, but did not specify the common equity percentage or rate base. The stipulation and agreement includes the continued use of the FAC and trackers that the MoPSC previously authorized in earlier electric rate orders. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement or, if approved, whether any application for rehearing or appeal will be filed, or the outcome if so filed. A decision by the MoPSC is expected by March 2020, with new rates effective as early as April 1, 2020. The percentage of net energy cost variances from the amount set in base rates allowed to be recovered or refunded under the FAC and costs from services provided by affiliates are still being challenged by the MoOPC, and are expected to be addressed in a proceeding that would begin in March 2020. A MoPSC decision would be expected in the proceeding by the end of May 2020. If a change to the percentage of net energy cost variances from the amount set in base rates allowed to be recovered or refunded under the FAC is ordered by the MoPSC, the ordered percentage will be reflected in the FAC. If any investments or expenses are disallowed by the MoPSC, the effect on customer rates of such disallowances will be deferred as a regulatory liability and refunded to customers over a period of time determined in the next regulatory rate review. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information regarding the Ameren Missouri 2019 electric service regulatory rate review.
In September 2019, the United States District Court for the Eastern District of Missouri issued an order in a case brought by the Department of Justice, on behalf of the EPA, alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. The order requires Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Additionally, in October 2019, following a request by Ameren Missouri, the district court stayed implementation of the majority of its order requirements while the case is appealed. As a result of the district court’s stay, Ameren Missouri does not expect to make significant capital expenditures or incur operations and maintenance expenses related to the district court’s order while the case is under appeal. The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for more information regarding NSR and clean air litigation.
In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely recoverable under the PISA and the RESRAM. As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar facilities in its service territory. Each 10-megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by 2022. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Beginning with the fall 2020 refueling and maintenance outage, Ameren Missouri will defer the maintenance expenses incurred related to a refueling and maintenance outage as a regulatory asset and amortize those expenses after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Deferring and amortizing refueling maintenance expenses allows the timing of expense recognition to more closely align with revenues and mitigates future earnings volatility between outage and non-outage years.
In December 2019, the ICC issued an order that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. In November 2019, the ICC issued an order that approved Ameren Illinois’ 2020 electric customer energy-efficiency rates of $44 million, which represents an increase of $10 million from 2019 rates.
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which included an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information regarding Ameren Illinois’ natural gas delivery service regulatory rate review.
In November 2019, the FERC issued an order addressing two customer complaint cases filed in November 2013 and February 2015, respectively. The complaint cases were seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff of 12.38%. The order set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, as well as numerous other parties, filed requests for rehearing with the FERC. The FERC has not ruled on the merits of the rehearing requests and is under no deadline to do so. As of December 31, 2019, Ameren and Ameren Illinois had recorded current liabilities of $40 million and $23 million, respectively, to reflect the expected refunds, including interest. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information regarding the FERC complaint cases.
ATXI continues to make progress with construction activities for its MISO-approved multi-value projects. The Mark Twain project, located in northern Missouri, was completed and placed in service in December 2019. Construction of the Illinois Rivers project is substantially complete and eight of its nine line segments have been completed and placed in service, with the last section expected to be completed in 2020.
In October 2019, Ameren’s board of directors increased the quarterly common stock dividend to 49.5 cents per share, resulting in an annualized equivalent dividend rate of $1.98 per share.
Earnings
Net income attributable to Ameren common shareholders was $828 million, or $3.35 per diluted share, for 2019, and $815 million, or $3.32 per diluted share, for 2018. Net income was favorably affected in 2019, compared with 2018, by increased investments in infrastructure at the Ameren Transmission and Ameren Illinois Electric Distribution segments, each of which benefits from formulaic ratemaking, and by the recognition of MEEIA performance incentives. Earnings were also favorably affected in 2019, compared with 2018, by charitable donations returning to more normal levels and lower income tax expense, primarily because of the absence of a noncash charge to earnings for the revaluation of deferred taxes recorded in 2018 related to the TCJA and increased tax benefits related to stock-based compensation. Net income was unfavorably affected in 2019, compared with 2018, by milder summer temperatures and higher property taxes, both at Ameren Missouri, and by higher depreciation and amortization expenses at Ameren Illinois Natural Gas and Ameren Missouri. Earnings were also unfavorably affected in 2019, compared with 2018, by a lower recognized ROE at Ameren Illinois Electric Distribution.
Liquidity
At December 31, 2019, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.9 billion. In December 2019, the Credit Agreements were extended and now mature in December 2024.

Capital Expenditures
Ameren remains focused on strategic capital allocation. We believe we have constructive regulatory frameworks for investment at all of our utility businesses and invested $2.4 billion in those businesses in 2019. The following chart presents 2019 capital expenditures by segment and the midpoint of projected cumulative capital expenditures for 2020 through 2024 by segment:

2019 Capital Expenditures by Segment (in billions)	2020 – 2024 Projected Capital Expenditures by Segment (in billions)

Ameren Missouri	Ameren Illinois Natural Gas

Ameren Illinois Electric Distribution	Ameren Transmission
For 2020 through 2024, Ameren’s cumulative capital expenditures are projected to range from $15.4 billion to $16.6 billion. The following table presents the range of projected spending by segment:

	Range (in billions)
Ameren Missouri	$7.8	–	$8.4
Ameren Illinois Electric Distribution	2.8	–	3.0
Ameren Illinois Natural Gas	1.7	–	1.8
Ameren Transmission	3.1	–	3.4
Ameren	$15.4	–	$16.6
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Customer rates are determined under various regulatory mechanisms. See Note 2 – Rate and Regulatory Matters for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, within the frameworks established by our regulators.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2019 and 2018:

	2019	2018
Net income attributable to Ameren common shareholders	$828	$815
Earnings per common share – diluted	3.35	3.32
Net income attributable to Ameren common shareholders in 2019 increased $13 million, or $0.03 per diluted share, from 2018. The increase was due to net income increases of $21 million, $14 million, and $10 million, at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. Additionally, the net loss for activity not reported as part of a segment, primarily at Ameren (parent), decreased $20 million. The increases in net income were largely offset by a decrease in net income of $52 million at Ameren Missouri.
Earnings per share in 2019, compared with 2018, were favorably affected by:

•
increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking, primarily as a result of additional rate base investment and Ameren Illinois Electric Distribution energy-efficiency investments (14 cents per share);

•
decreased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding the Callaway Energy Center’s scheduled refueling and maintenance outage costs, primarily because of changes in the cash surrender value of company-owned life insurance (10 cents per share);

•
increased other income, net, primarily because charitable donations returned to more normal levels at Ameren Missouri and Ameren (parent), and increased non-service cost components of net periodic benefit income (9 cents per share);

•	the recognition of MEEIA 2013 and MEEIA 2016 performance incentives (8 cents per share);

•	the absence of a noncash charge to earnings for the revaluation of deferred taxes recorded in 2018 related to the TCJA (5 cents per share);

•	a decrease in the effective income tax rate at Ameren (parent), primarily because of an increase in the income tax benefit related to stock-based compensation (5 cents per share);

•	an increase in base rates at Ameren Illinois Natural Gas pursuant to the ICC’s November 2018 natural gas rate order (2 cents per share);

•
decreased net financing costs at Ameren Missouri, primarily as a result of the regulatory deferral of interest expense pursuant to the PISA and lower interest rates, partially offset by lower levels of the allowance for funds used during construction (2 cents per share);

•
increased Ameren Transmission earnings resulting from the net impact of the November 2019 FERC order addressing the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff (2 cents per share); and

•	increased Ameren Illinois Natural Gas earnings under the QIP rider resulting from investments in qualifying infrastructure (1 cent per share).
Earnings per share in 2019, compared with 2018, were unfavorably affected by:

•	decreased electric retail sales at Ameren Missouri, primarily because of milder summer temperatures experienced in 2019 (estimated at 26 cents per share);

•
increased other operation and maintenance expenses related to the Callaway Energy Center’s scheduled refueling and maintenance outage that was completed in May 2019, as compared with no refueling and maintenance outage in 2018 (9 cents per share);

•	increased taxes other than income taxes at Ameren Missouri due to higher property taxes (5 cents per share);

•
increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Illinois Natural Gas and Ameren Missouri, primarily because of additional property, plant, and equipment (5 cents per share);

•	decreased Ameren Illinois Electric Distribution earnings under formula ratemaking because of a lower recognized ROE (4 cents per share);

•	increased transmission services charges at Ameren Missouri (3 cents per share); and

•	increased weighted-average basic common shares outstanding (3 cents per share).

The cents per share information presented is based on the weighted-average basic shares outstanding in 2018 and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2018 statutory tax rate of 27%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the years ended December 31, 2019 and 2018:

2019	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric margins	$2,381	$1,074	$—	$464	$(29)	$3,890
Natural gas margins	81	—	519	—	(2)	598
Other operations and maintenance expenses	(960)	(498)	(233)	(60)	6	(1,745)
Depreciation and amortization	(556)	(273)	(78)	(84)	(4)	(995)
Taxes other than income taxes	(329)	(73)	(67)	(4)	(8)	(481)
Other income, net	58	33	12	8	19	130
Interest charges	(178)	(71)	(38)	(74)	(20)	(381)
Income (taxes) benefit	(68)	(45)	(30)	(64)	25	(182)
Net income (loss)	429	147	85	186	(13)	834
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$426	$146	$84	$185	$(13)	$828
2018
Electric margins	$2,518	$1,065	$—	$433	$(27)	$3,989
Natural gas margins	82	—	497	—	(1)	578
Other operations and maintenance expenses	(972)	(506)	(241)	(63)	10	(1,772)
Depreciation and amortization	(550)	(259)	(65)	(77)	(4)	(955)
Taxes other than income taxes	(329)	(75)	(66)	(4)	(9)	(483)
Other income, net	56	26	9	7	4	102
Interest charges	(200)	(73)	(38)	(75)	(15)	(401)
Income (taxes) benefit	(124)	(41)	(25)	(56)	9	(237)
Net income (loss)	481	137	71	165	(33)	821
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$478	$136	$70	$164	$(33)	$815

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2019 and 2018:

2019	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Electric margins	$1,074	$—	$288	$1,362
Natural gas margins	—	519	—	519
Other operations and maintenance expenses	(498)	(233)	(51)	(782)
Depreciation and amortization	(273)	(78)	(55)	(406)
Taxes other than income taxes	(73)	(67)	(3)	(143)
Other income, net	33	12	8	53
Interest charges	(71)	(38)	(38)	(147)
Income taxes	(45)	(30)	(35)	(110)
Net income	147	85	114	346
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$146	$84	$113	$343
2018
Electric margins	$1,065	$—	$267	$1,332
Natural gas margins	—	497	—	497
Other operations and maintenance expenses	(506)	(241)	(52)	(799)
Depreciation and amortization	(259)	(65)	(50)	(374)
Taxes other than income taxes	(75)	(66)	(3)	(144)
Other income, net	26	9	7	42
Interest charges	(73)	(38)	(38)	(149)
Income taxes	(41)	(25)	(32)	(98)
Net income	137	71	99	307
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$136	$70	$98	$304
Margins
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

Electric Margins

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $99 Million)

(a)	Includes other/intersegment eliminations of $(29) million and $(27) million in 2019 and 2018, respectively.
Natural Gas Margins

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $20 Million)

(a)	Includes other/intersegment eliminations of $(2) million and $(1) million in 2019 and 2018, respectively.

The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2019, compared with 2018:

Electric and Natural Gas Margins
2019 versus 2018	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(118)	$—	$—	$—	—	$(118)
Base rates, including the effects of TCJA (estimate)(c)	(39)	5	—	31	—	(3)
Power restoration efforts provided to other utilities	(11)	(9)	—	—	—	(20)
Changes in customer usage patterns and sales volumes (excluding the estimated effects of weather and MEEIA)	5	—	—	—	—	5
Off-system sales and capacity revenues	(140)	—	—	—	—	(140)
MEEIA 2013 and MEEIA 2016 performance incentives	26	—	—	—	—	26
Energy-efficiency program investments	—	12	—	—	—	12
Other	—	—	—	—	(4)	(4)
Cost recovery mechanisms – offset in fuel and purchased power(d)	(49)	(53)	—	—	—	(102)
Other cost recovery mechanisms(e)	(16)	2	—	—	—	(14)
Total electric revenue change	$(342)	$(43)	$—	$31	$(4)	$(358)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$146	$—	$—	$—	$—	$146
Effect of weather (estimate)(b)	21	—	—	—	—	21
Transmission services charges	(9)	—	—	—	—	(9)
Other	(2)	(1)	—	—	2	(1)
Cost recovery mechanisms – offset in electric revenue(d)	49	53	—	—	—	102
Total fuel and purchased power change	$205	$52	$—	$—	$2	$259
Net change in electric margins	$(137)	$9	$—	$31	$(2)	$(99)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(4)	$—	$—	$—	$—	$(4)
Base rates (estimate)	(1)	—	8	—	—	7
QIP rider	—	—	7	—	—	7
Software licensing agreement	—	—	5	—	—	5
Other	1	—	2	—	(1)	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	1	—	(40)	—	—	(39)
Other cost recovery mechanisms(e)	(1)	—	—	—	—	(1)
Total natural gas revenue change	$(4)	$—	$(18)	$—	$(1)	$(23)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	(1)	—	40	—	—	39
Total natural gas purchased for resale change	$3	$—	$40	$—	$—	$43
Net change in natural gas margins	$(1)	$—	$22	$—	$(1)	$20

(a)	Includes an increase in transmission margins of $21 million in 2019, compared with 2018, at Ameren Illinois.

(b)
Represents the estimated variation resulting primarily from changes in cooling and heating degree days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

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

(e)
Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins decreased $99 million, or 2%, in 2019, compared with 2018, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, as discussed below. Ameren’s natural gas margins increased $20 million, or 3%, between years primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.

Ameren Transmission
Ameren Transmission’s margins increased $31 million, or 7%, in 2019, compared with 2018. Margins were favorably affected by increased capital investment, as evidenced by a 12% increase in rate base used to calculate the revenue requirement between years.
Ameren Missouri
Ameren Missouri’s electric margins decreased $137 million, or 5%, in 2019, compared with 2018. Ameren Missouri’s natural gas margins were comparable between years.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2019, compared with 2018:

•
Summer temperatures were milder as cooling degree days decreased 13%, and winter temperatures were warmer as heating degree days decreased 4%. The aggregate effect of weather decreased margins by an estimated $97 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$118 million) and the effect of weather (estimate) on fuel and purchased power (+$21 million) in the table above.

•	The reduction of customer rates in accordance with the TCJA provisions in Missouri law, which decreased revenues an estimated $39 million.

•
Revenues from other cost recovery mechanisms due primarily to gross receipts taxes, which decreased margins $16 million. See Taxes Other Than Income Taxes in this section for the related offsetting decrease in gross receipts tax.

•	A reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which decreased revenues $11 million.

•
Increased transmission services charges resulting from cost-sharing by all MISO participants of additional MISO-approved electric transmission investments made by other entities, which decreased margins $9 million.

The following items had a favorable effect on Ameren Missouri’s electric margins in 2019, compared with 2018:

•
The MEEIA 2013 and 2016 performance incentives, which increased revenues $26 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.

•
Net energy costs increased margins $6 million as a result of lower energy costs (+$146 million), largely offset by a reduction in off-system sales revenue (-$140 million). The decrease in energy costs is the result of lower fuel costs and decreased generation volumes, while the reduction in off-system sales revenue is primarily due to generation facility outages.

•
Excluding the estimated effects of weather and MEEIA customer energy-efficiency programs, electric revenues increased an estimated $5 million, primarily due to an increase in the average retail price per kilowatthour due to changes in customer usage patterns. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

Ameren Illinois
Ameren Illinois’ electric margins increased $30 million, or 2%, in 2019, compared with 2018, driven by increased margins at Ameren Illinois Transmission (+$21 million) and Ameren Illinois Electric Distribution (+$9 million). Ameren Illinois Natural Gas’ margins increased $22 million, or 4%, between years.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $9 million, or 1%, in 2019, compared with 2018. The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins between years:

•	Revenues increased $12 million due to return on increased energy-efficiency program investments (+$2 million) and recovery of associated expenses (+$10 million) under formula ratemaking.

•
Increased margins due to higher rate base (+$10 million) and higher recoverable expenses (+$5 million), partially offset by lower recognized ROE (-$10 million) due to a 53 basis point decrease in the annual average of the monthly 30-year United States Treasury bond yields under formula ratemaking. The sum of these changes collectively increased margins $5 million.

Ameren Illinois Electric Distribution’s margins were unfavorably affected by a reduction in power restoration assistance provided to other utilities and the associated recovery of labor and benefit costs for crews supporting those efforts, which decreased revenues $9 million in 2019, compared with 2018.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $22 million, or 4%, in 2019, compared with 2018. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins:

•	Higher natural gas base rates as a result of the November 2018 natural gas rate order, which increased revenues $8 million.

•	Revenues from QIP recoveries due to additional investment in qualified natural gas infrastructure, which increased margins $7 million.

•
A software licensing agreement with Ameren Missouri, which increased revenues $5 million. See Note 13 – Related-party Transactions under Software Licensing Agreement for information regarding this transaction.

Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $21 million, or 8%, in 2019, compared with 2018. Margins were favorably affected by increased capital investment, as evidenced by a 17% increase in rate base used to calculate the revenue requirement between years.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $27 Million)

(a)	Includes other/intersegment eliminations of $(6) million and $(10) million in 2019 and 2018, respectively.
Ameren
Other operations and maintenance expenses were $27 million lower in 2019, compared with 2018. In addition to changes by segment discussed below, other operations and maintenance expenses increased $4 million in 2019 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of increased costs for support services.
Ameren Transmission
The $3 million decrease in other operations and maintenance expenses in 2019, compared with 2018, was primarily due to an increase in the cash surrender value of company-owned life insurance due to favorable market conditions.
Ameren Missouri
The $12 million decrease in other operations and maintenance expenses in 2019, compared with 2018, was primarily due to the following items:

•	The cash surrender value of company-owned life insurance increased $19 million, primarily because of favorable market conditions.

•	Nonnuclear energy center operations and maintenance costs decreased $15 million, primarily because of higher-than-normal scheduled outages and increased routine maintenance work in 2018.

•	Power restoration assistance provided to other utilities decreased $11 million.
The following items partially offset the decrease in other operations and maintenance expenses between years:

•
Callaway Energy Center operations and maintenance costs increased $28 million, primarily because of the refueling and maintenance outage that was completed in May 2019. The previous Callaway Energy Center refueling and maintenance outage took place in the fourth quarter of 2017.

•	Employee benefit costs increased $3 million because of higher medical costs.
Ameren Illinois
Other operations and maintenance expenses were $17 million lower at Ameren Illinois in 2019 compared with 2018, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between 2019 and 2018.
Ameren Illinois Electric Distribution
The $8 million decrease in other operations and maintenance expenses in 2019, compared with 2018, was primarily due to the following items:

•	Power restoration assistance provided to other utilities decreased $9 million.

•	The cash surrender value of company-owned life insurance increased $8 million, primarily because of favorable market conditions.

•	Bad debt costs, which are recoverable through a rider, decreased $6 million, primarily because of improved collections experience.

•	Meter reading costs decreased $4 million, primarily because of increased automated meter deployment.
The following items partially offset the decrease in other operations and maintenance expense between years:

•	Amortization of regulatory assets associated with energy-efficiency program investments increased $8 million.

•	Environmental remediation costs, which are recoverable through a rider, increased $6 million, primarily because of increased remediation efforts.
Ameren Illinois Natural Gas
The $8 million decrease in other operations and maintenance expenses in 2019, compared with 2018, was primarily due to an increase in the cash surrender value of company-owned life insurance, primarily due to favorable market conditions, and decreased meter reading costs, primarily due to increased automated meter deployment.

Depreciation and Amortization

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $40 Million)

(a)	Includes other/intersegment eliminations of $4 million and $4 million in 2019 and 2018, respectively.
The $40 million, $6 million, and $32 million increase in depreciation and amortization expenses in 2019, compared with 2018, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, was primarily due to additional property, plant, and equipment across their respective segments. Ameren Missouri’s depreciation and amortization expenses include a reduction for the regulatory deferral of depreciation and amortization expenses pursuant to the PISA of $22 million between years.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $2 Million)

(a)	Includes $4 million and $4 million at Ameren Transmission in 2019 and 2018, respectively, and other/intersegment eliminations of $8 million and $9 million in 2019 and 2018, respectively.

Taxes other than income taxes were comparable between 2019 and 2018. Ameren Missouri’s property taxes increased $17 million, primarily because of higher assessed values, which was offset by a $17 million decrease in excise taxes as a result of reduced sales, primarily driven by mild summer temperatures. See Excise Taxes in Note 15 – Supplemental Information under Part II, Item 8, of this report for additional information.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Increase of $28 Million)
The $28 million increase in Other Income, net in 2019, compared with 2018, was primarily due to an $11 million decrease in charitable donations at Ameren Missouri and a $10 million decrease in charitable donations at Ameren (parent), which is reflected in “Other/Intersegment Eliminations” above. Charitable donations returned to more normal levels in 2019. Additionally, the non-service cost components of net periodic benefit income increased $9 million, $5 million, and $4 million at Ameren Illinois Electric Distribution, for activity not reported as part of a segment (as reflected in “Other/Intersegment Eliminations” above), and at Ameren Illinois Natural Gas, respectively. These increases were partially offset by an $8 million reduction in allowance for equity funds used during construction at Ameren Missouri, resulting from a lower average equity-to-debt ratio and a lower average balance of construction work in progress. See Note 6 – Other Income, Net under Part II, Item 8, of this report for additional information. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Decrease of $20 Million)
The $20 million decrease in interest charges in 2019, compared with 2018, was primarily due to a $22 million reduction in interest charges at Ameren Missouri, which resulted from increased regulatory deferrals of interest expense pursuant to the PISA of $16 million between years and lower average interest rates on long-term debt. The decrease at Ameren Missouri was partially offset by a $5 million increase for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily due to a higher average interest rate on an increased level of short-term borrowings and an increased level of long-term debt at Ameren (parent).

Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2019 and 2018:

	2019	2018
Ameren	18%	22%
Ameren Missouri	14%	20%
Ameren Illinois	24%	24%
Ameren Illinois Electric Distribution	23%	23%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	24%	24%
Ameren Transmission	25%	25%
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding reductions in revenues related to the lower federal statutory corporate income tax rate enacted under the TCJA and the return of excess deferred income taxes to customers.
Ameren
The effective income tax rate was lower in 2019 compared with 2018, primarily because of higher amortization of excess deferred income taxes in 2019 as discussed below, along with revaluation of certain deferred taxes in 2018. Additionally, the effective tax rate was lower because of lower tax benefits related to company-owned life insurance in 2018.
Ameren Transmission
The effective tax rate was comparable between years.

Ameren Missouri
The effective income tax rate was lower in 2019 compared with 2018, primarily because of a full year of amortization of excess deferred income taxes in 2019 compared with a partial year in 2018.
Ameren Illinois
The effective tax rate was comparable between years at Ameren Illinois and its respective segments.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In the near term, our operating cash flows will decrease due to the reduction in the federal statutory income tax rate enacted under the TCJA. The decrease in operating cash flows results from reduced customer rates, reflecting the tax rate decrease, without a corresponding reduction in income tax payments until about 2020 because of our use of net operating losses and tax credit carryforwards, which we expect to be fully utilized in 2020. Additionally, operating cash flows will be further reduced by lower customer rates, resulting from the return of excess deferred income taxes. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities. We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity funding of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement entered into in August 2019 relating to 7.5 million shares of common stock. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. For additional information about the forward sale agreement, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2019. The working capital deficit as of December 31, 2019, was primarily the result of current maturities of long-term debt and our decision to finance our businesses with lower-cost commercial paper issuances. With the credit capacity available under the Credit Agreements, along with cash and cash equivalents, the Ameren Companies had net available liquidity of $1.9 billion at December 31, 2019. See Credit Facility Borrowings and Liquidity below for additional information.
The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2019 and 2018:

	Net Cash Provided by Operating Activities			Net Cash Used in Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2019	2018	Variance	2019	2018	Variance	2019	2018	Variance
Ameren	$2,170	$2,170	$—	$(2,435)	$(2,336)	$(99)	$334	$205	$129
Ameren Missouri	1,067	1,260	(193)	(1,095)	(976)	(119)	59	(283)	342
Ameren Illinois	962	659	303	(1,205)	(1,248)	43	288	628	(340)
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate-adjustment mechanisms, which may be adjusted without a traditional regulatory rate review, subject to prudence reviews. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly affect the amount and timing of our cash provided by operating activities. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about our regulatory mechanisms.
Ameren
Ameren’s cash from operating activities was flat in 2019, compared with 2018. The following items increased cash from operating activities between periods:

•	A $36 million decrease in pension and postretirement benefit plan contributions.

•
A net $15 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and increases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to the FEJA.

•	A $14 million decrease in payments to contractors for electric distribution maintenance costs, primarily due to decreased vegetation management costs at Ameren Illinois.

•	A $13 million decrease in payments related to charitable donations.

•	An $11 million decrease in property tax payments at Ameren Missouri due to lower property tax values.
The following items decreased Ameren’s cash from operating activities between periods:

•
A $33 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes at Ameren Missouri, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel costs and generation volumes at Ameren Missouri and decreased purchase power costs and volumes and natural gas costs at Ameren Illinois.

•	A $28 million increase in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center. There was no refueling and maintenance outage in 2018.

•	A $14 million decrease resulting from increased Ameren Missouri purchases to maintain coal inventory at near targeted levels.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased $193 million in 2019, compared with 2018. The following items contributed to the decrease:

•
A $236 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel costs and generation volumes.

•	A $28 million increase in payments for nuclear refueling and maintenance outages at the Callaway Energy Center. There was no refueling and maintenance outage in 2018.

•	A $14 million decrease resulting from increased purchases to maintain coal inventory at near targeted levels.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•	A $27 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to lower taxable income in 2019.

•	A $15 million decrease in pension and postretirement benefit plan contributions.

•	A net $11 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas and in contracted commodity volumes.

•	An $11 million decrease in property tax payments due to lower property tax values.
Ameren Illinois
Ameren Illinois’ cash from operating activities increased $303 million in 2019, compared with 2018. The following items contributed to the increase:

•	A $200 million increase primarily resulting from decreased purchased power costs and volumes, decreased natural gas costs, and a net increase attributable to regulatory recovery mechanisms.

•	A $24 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments.

•	A $16 million decrease in pension and postretirement benefit plan contributions.

•	A $14 million decrease in payments to contractors for electric distribution maintenance costs, primarily due to decreased vegetation management costs.

•
A net $4 million increase in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and increases resulting from renewable energy contracts entered into pursuant to the FEJA.

Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding requirements, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2019, its investment performance in 2019, and its pension funding policy, Ameren expects to make annual contributions of up to $45 million in each of the next five years, with aggregate estimated contributions of $70 million. We estimate that Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements will be approximately 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In 2019, Ameren contributed $23 million to its pension plans. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $99 million during 2019, compared with 2018, primarily as a result of increased capital expenditures of $125 million, partially offset by a $21 million decrease due to the timing of nuclear fuel expenditures. In addition to the capital expenditure changes at Ameren Missouri and Ameren Illinois discussed below, ATXI’s capital expenditures increased $38 million. ATXI’s capital expenditures increased as a result of increased expenditures on the Mark Twain project offset by decreased capital expenditures on the Spoon River project. The Mark Twain project was placed in service in December 2019, while the Spoon River project was placed in service in February 2018.
Ameren Missouri’s cash used in investing activities increased $119 million during 2019, compared with 2018, primarily as a result of increased capital expenditures of $162 million, partially offset by a $21 million decrease due to the timing of nuclear fuel expenditures. Ameren Missouri’s $162 million increase in capital expenditures between periods was primarily related to energy delivery infrastructure upgrades and substation upgrades.
Ameren Illinois’ cash used in investing activities decreased $43 million during 2019, compared with 2018, due to decreased capital expenditures of $50 million, primarily related to electric transmission system reliability projects.

Capital Expenditures
The following charts present our capital expenditures for the years ended December 31, 2019, and 2018:

2019 - Total Ameren $2,411(a)	2018 - Total Ameren $2,286(a)

Ameren Missouri	Ameren Illinois Transmission

Ameren Illinois Electric Distribution	Ameren Transmission Company of Illinois

Ameren Illinois Natural Gas

(a)
Includes Other capital expenditures of $(29) million and $(4) million for the years ended December 31, 2019 and 2018, respectively, which includes amounts for the elimination of intercompany transfers.

Ameren’s 2019 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $156 million primarily on the Mark Twain and Illinois Rivers projects. In 2019, Ameren Illinois spent $372 million on transmission projects, $203 million on natural gas projects eligible for QIP recovery, and $67 million on IEIMA projects. In both years, other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects. As of December 31, 2019, Ameren Illinois exceeded the minimum capital spending levels required pursuant to IEIMA.
Ameren’s 2018 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $118 million primarily on the Illinois Rivers and Mark Twain projects. In 2018, Ameren Illinois spent $444 million on transmission projects, $188 million on natural gas projects eligible for QIP recovery, and $89 million on IEIMA projects.
The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2020 through 2024, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations:

	2020	2021-2024			Total
Ameren Missouri	$2,440	$5,380	–	$5,945	$7,820	–	$8,385
Ameren Illinois Electric Distribution	550	2,245	–	2,480	2,795	–	3,030
Ameren Illinois Natural Gas	345	1,310	–	1,450	1,655	–	1,795
Ameren Illinois Transmission	605	2,310	–	2,555	2,915	–	3,160
ATXI	85	110	–	120	195	–	205
Other	5	10	–	10	15	–	15
Ameren	$4,030	$11,365	–	$12,560	$15,395	–	$16,590
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, as well as expenditures for compliance with environmental regulations. In addition, Ameren Missouri’s estimated capital expenditures include approximately $1.2 billion in wind generation investments expected to be acquired by the end of 2020. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, capital expenditures to modernize its distribution system pursuant to the IEIMA, and capital expenditures for qualified investments in natural gas infrastructure under the QIP rider. ATXI’s estimated capital expenditures include expenditures for the Illinois Rivers MISO-approved multi-value transmission project, and construction of a transmission operating center.
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
In 2019, Ameren issued $1,527 million of long-term debt to repay then-outstanding commercial paper borrowings, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2019, Ameren repaid long-term debt of $580 million and net commercial paper borrowings totaling $157 million. In comparison, in 2018, Ameren utilized net proceeds from the issuance of $1,352 million of long-term debt, along with cash on-hand, to repay then-outstanding commercial paper borrowings, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2018, Ameren repaid $841 million of long-term debt and received $112 million from net commercial paper issuances. In 2019 and 2018, Ameren used cash provided by financing activities to fund, in part, investing activities.
In 2019, Ameren Missouri issued $778 million of long-term debt to repay then-outstanding commercial paper borrowings, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2019, Ameren Missouri repaid long-term debt of $580 million and received $179 million from net commercial paper issuances. In comparison, in 2018, Ameren Missouri utilized net proceeds of $423 million from the issuance in long-term debt, along with cash on hand, to repay then-outstanding commercial paper borrowings, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2018, Ameren Missouri received $16 million from net commercial paper issuances. Collectively, in 2018, Ameren Missouri repaid $384 million of long-term debt. During 2019, Ameren Missouri paid common stock dividends of $430 million, compared with $375 million in dividend payments in the year-ago period. In addition, during 2019, Ameren Missouri received $124 million in capital contributions from Ameren (parent) associated with the tax allocation agreement, compared with $45 million received in 2018. In 2019, Ameren Missouri used cash provided by financing activities to fund, in part, investing activities.
In 2019, Ameren Illinois issued $299 million of long-term debt to repay then outstanding commercial paper borrowings. Ameren Illinois repaid outstanding net commercial paper borrowings totaling $19 million. In comparison, in 2018, Ameren Illinois utilized net proceeds of $929 million from the issuance of long-term debt to repay then-outstanding commercial paper borrowings, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2018, Ameren Illinois repaid $457 million of long-term debt and received $10 million from net commercial paper issuances. In addition, during 2019, Ameren Illinois received $15 million in capital contributions from Ameren (parent) associated with the tax allocation agreement, compared with $160 million received in 2018. In 2019 and 2018, Ameren Illinois used cash provided by financing activities to fund, in part, investing activities.
Credit Facility Borrowings and Liquidity
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit agreements, commercial paper issuances, Ameren’s money pool arrangements and related borrowings, and relevant interest rates.

The following table presents Ameren’s consolidated net available liquidity as of December 31, 2019:

Available at December 31, 2019
Ameren (parent) and Ameren Missouri(a):
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	98
Less: Ameren Missouri commercial paper outstanding	234
Less: Letters of credit	2
Missouri Credit Agreement – subtotal	866
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	55
Less: Ameren Illinois commercial paper outstanding	53
Less: Letters of credit	1
Illinois Credit Agreement – subtotal	991
Subtotal	$1,857
Cash and cash equivalents	16
Net Available Liquidity	$1,873

(a)
The maximum aggregate amount available to Ameren (parent) and Ameren Missouri under the Missouri Credit Agreement is $900 million and $850 million, respectively. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.

(b)
The maximum aggregate amount available to Ameren (parent) and Ameren Illinois under the Illinois Credit Agreement is $500 million and $800 million, respectively. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.

In December 2019, the Credit Agreements were amended and restated. The amended and restated agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on the amended and restated agreements. Issuances under the Ameren (parent), Ameren Missouri, and Ameren Illinois commercial paper programs were available at lower interest rates than the interest rates of borrowings under the Credit Agreements. Commercial paper issuances were thus preferred to credit facility borrowings as a source of third-party short-term debt.
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
Long-term Debt and Equity
The following table presents Ameren’s equity issuances, as well as issuances (net of issuance premiums or discounts), redemptions, repurchases, and maturities of long-term debt for the years ended December 31, 2019 and 2018. For additional information related to the terms and uses of these issuances and effective registration statements, and Ameren’s forward sale agreement relating to common stock, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8 of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2019	2018
Issuances of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$450	$—
Ameren Missouri:
3.50% First mortgage bonds due 2029	March	450	—
3.25% First mortgage bonds due 2049	October	328	—
4.00% First mortgage bonds due 2048	April	—	423
Ameren Illinois:
3.25% First mortgage bonds due 2050	November	299	—
3.80% First mortgage bonds due 2028	May	—	430
4.50% First mortgage bonds due 2049	November	—	499
Total long-term debt issuances		$1,527	$1,352
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$68	$74
Total common stock issuances		$68	$74
Total Ameren long-term debt and common stock issuances		$1,595	$1,426
Redemptions, Repurchases, and Maturities of Long-term Debt
Ameren Missouri:
6.70% Senior secured notes due 2019	February	$329	$—
5.10% Senior unsecured notes due 2019	October	244	—
5.45% First mortgage bonds due 2028	October	(c)
6.00% Senior secured notes due 2018	April	—	179
5.10% Senior secured notes due 2018	August	—	199
City of Bowling Green financing obligation (Peno Creek CT)	December	7	6
Ameren Illinois:
5.70% First mortgage bonds due 2024	September	(c)	—
5.90% First mortgage bonds due 2023	October	(c)	—
6.25% Senior secured notes due 2018	April	—	144
9.75% Senior secured notes due 2018	November	—	313
Total long-term debt redemptions, repurchases, and maturities		$580	$841

(a)	Ameren issued a total of 0.9 million and 1.2 million shares of common stock under its DRPlus and 401(k) plan in 2019 and 2018, respectively.

(b)
Excludes 0.8 million and 0.7 million shares of common stock valued at $54 million and $35 million issued for no cash consideration in connection with stock-based compensation in 2019 and 2018, respectively.

(c)	Amount less than $1 million.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
At December 31, 2019, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreement.
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

Dividends
Ameren paid to its shareholders common stock dividends totaling $472 million, or $1.9200 per share, in 2019 and $451 million, or $1.8475 per share, in 2018. The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 14, 2020, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 49.5 cents per share, payable on March 31, 2020, to shareholders of record on March 11, 2020.
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
At December 31, 2019, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $3.1 billion.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2019	2018
Ameren	$472	$451
Ameren Missouri	430	375
Ameren Illinois	—	—
ATXI	15	75
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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2019. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans, which are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	2020	2021 – 2022	2023 – 2024	2025 and Thereafter	Total
Ameren:
Long-term debt and financing obligations(a)	$442	$513	$1,090	$7,397	$9,442
Interest payments	378	733	674	4,582	6,367
Operating leases	8	15	11	5	39
Other obligations(b)	763	696	260	167	1,886
Total cash contractual obligations	$1,591	$1,957	$2,035	$12,151	$17,734
Ameren Missouri:
Long-term debt and financing obligations(a)	$92	$63	$590	$3,484	$4,229
Interest payments	188	373	338	2,140	3,039
Operating leases	8	13	11	5	37
Other obligations(b)	471	501	229	109	1,310
Total cash contractual obligations	$759	$950	$1,168	$5,738	$8,615
Ameren Illinois:
Long-term debt(a)	$—	$400	$—	$3,213	$3,613
Interest payments	143	282	264	2,261	2,950
Operating leases	—	2	—	—	2
Other obligations(b)	281	190	31	24	526
Total cash contractual obligations	$424	$874	$295	$5,498	$7,091

(a)
Excludes unamortized discount and premium and debt issuance costs of $85 million, $39 million, and $38 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.

(b)	See Other Obligations in Note 14 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
Off-balance-sheet Arrangements
At December 31, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than a forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for further detail concerning variable interest entities. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for further detail concerning the forward sale agreement relating to common stock.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at December 31, 2019. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2019, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $143 million, $111 million, and $32 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2019, if market prices were 15% higher or lower than December 31, 2019 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2020 and beyond.
Operations

•
In 2018, Missouri Senate Bill 564 was enacted and Ameren Missouri elected the PISA in accordance with the provisions of the law. Pursuant to its PISA election, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and a return at the applicable WACC on investments in certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and a return at the applicable WACC for investments in renewable generation plant placed in service and not recovered under the PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Both the rate increase limitation and PISA are effective through December 2023, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2028.

•
In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028. As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar facilities in its service territory. Each 10-megawatt solar energy generation facility will connect to battery storage in order to improve system reliability. All three facilities are expected to be completed by 2022. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.

•
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a rate-adjustment mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2019, 2020, and 2021, additional revenues of $7 million, $10 million, and $13 million would be recognized in late 2020, 2021, and 2022, respectively. Incremental additional revenues of $1 million, $3 million, and $3 million may be earned for 2019, 2020, and 2021, respectively, and would be recognized in the respective following year, if Ameren Missouri exceeds its targeted energy savings goals. Ameren Missouri recognized $28 million, $11 million, and $37 million in revenues related to MEEIA performance incentives in 2016, 2018, and 2019, respectively.

•
In June 2018, the MoPSC approved Ameren Missouri’s Renewable Choice Program, which allows large commercial and industrial customers and municipalities to elect to receive up to 100% of their energy from renewable resources. The tariff-based program is designed to recover the costs of the election. Ameren Missouri is working to meet its customers’ top priorities for this program, including prices competitive with existing rates, long-term price predictability, and the preference for renewable power generated in Missouri. Ameren Missouri has not yet developed a project that effectively meets the needs of those customers who have expressed an interest in the program. Ameren Missouri will remain focused on finding solutions to best meet customer needs and expectations.

•
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. In February 2020, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for electric service by $32 million. The remaining intervenor did not object to the agreement. The stipulation and agreement, which is subject to MoPSC approval, specified an allowed ROE range of 9.4% to 9.8%, but did not specify the common equity percentage or rate base. The stipulation and agreement includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard compliance costs that the MoPSC previously authorized in earlier electric rate orders. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement or, if approved, whether any application for rehearing or appeal will be filed, or the outcome if so filed. A decision by the MoPSC is expected by March 2020, with new rates effective as early as April 1, 2020.The percentage of net energy cost variances from the amount set in base rates allowed to be recovered or refunded under the FAC and costs from services provided by affiliates are still being challenged by the MoOPC, and are expected to be addressed in a proceeding that would begin in March 2020. A MoPSC decision would be expected in the proceeding by the end of May 2020.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.38% ROE, the revenue requirements that will be included in 2020 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $311 million and $190 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $14 million and $13 million, respectively, from the revenue requirements reflected in 2019 rates, primarily due to the expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2020, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2020 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.

•
The ROE for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of FERC complaint cases filed in November 2013 and February 2015 challenging the allowed base ROE. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case. As a result of this order, Ameren and Ameren Illinois expect to pay refunds of approximately $40 million and $23 million, respectively, in 2020. In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. The FERC has not ruled on the merits of the rehearing requests and is under no deadline to do so. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. Ameren is unable to predict the ultimate impact of the Notices of Inquiry or the requests for rehearing at this time. A 50 basis point reduction in the FERC-allowed base ROE would reduce Ameren’s and Ameren Illinois’ annual net income by an estimated $10 million and $6 million, respectively, based on each company’s 2020 projected rate base.

•
Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Unless extended, the formula ratemaking framework expires at the end of 2022. If not extended, Ameren Illinois would then be required to establish future rates through a traditional regulatory rate review with the ICC. The decoupling provisions extend beyond the end of the formula ratemaking by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.

•
In December 2019, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2020 electric distribution service revenues will be based on its 2020 actual recoverable costs, 2020 year-end rate base, and return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework. The 2020 revenue requirement is expected to be higher than the 2019 revenue requirement because of an expected increase in recoverable costs and expected rate base growth of approximately 7%, partially offset by the impact of an expected decrease in the annual average of the monthly yields of the 30-year United States Treasury bonds. The 2020 revenue requirement reconciliation is expected to result in a regulatory asset that will be collected from customers in 2022. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2020 projected year-end rate base.

•
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which included an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion.

•
Ameren Illinois earns a return at the applicable WACC on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2024, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution formula ratemaking framework.

•
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Beginning with the fall 2020 refueling and maintenance outage, Ameren Missouri will defer the maintenance expenses incurred related to a refueling and maintenance outage as a regulatory asset and amortize those expenses after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Ameren Missouri expects to incur approximately $40 million in maintenance expenses related to the fall 2020 outage. During a scheduled outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. Prior to 2020, maintenance expenses for refueling and maintenance outages were expensed as incurred.

•
Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economywide CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.

For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
Liquidity and Capital Resources

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 in Missouri and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals. Ameren Missouri expects to file its next integrated resource plan in September 2020. Ameren Missouri will seek stakeholder feedback and assess different scenarios to meet future energy needs, which will be used to create an updated plan for its current generation portfolio and ongoing transition to cleaner sources of energy.

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

•
Consistent with its 2017 IRP filing, in May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities.

•
Through 2024, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $16.6 billion (Ameren Missouri – up to $8.4 billion; Ameren Illinois – up to $8.0 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2020 through 2024. Ameren’s and Ameren Missouri’s estimates exclude any capital expenditures related to pollution control equipment that may be required as a result of the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

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

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity funding of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the settlement of the forward sale agreement discussed below. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

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

•
Federal income tax legislation enacted under the TCJA will continue to have significant impacts on our results of operations, financial position, liquidity, and financial metrics. The TCJA, among other things, reduced the federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. Customer rates were reduced to reflect the lower income tax rate, without a corresponding reduction in income tax payments because of our use of net operating losses and tax credit carryforwards until about 2020. Customer rates were also reduced to reflect the return of excess deferred income taxes. The result of these customer rate reductions is a decrease in operating cash flows in the near term. Over time, the decrease in operating cash flows will be offset as temporary differences between book and taxable income reverse, and by increased customer rates due to higher rate base amounts resulting from lower accumulated deferred income tax liabilities.

•	The following table presents the net regulatory liabilities/(assets) associated with excess deferred income taxes as of December 31, 2019, and the related amortization periods:

Amortization Period	Ameren Missouri	Ameren Illinois	ATXI	Total
25 – 65 years	$913	$774	$84	$1,771
6 – 10 years	502	(3)	1	500
Total	$1,415	$771	$85	$2,271

•
As of December 31, 2019, Ameren had $98 million in tax benefits related to federal and state income tax credit carryforwards. Ameren has utilized all tax benefits from net operating loss carryforwards. Future expected income tax payments and refunds are based on planned capital expenditures and any related income tax credits and, in the case of Ameren Missouri and Ameren Illinois, are consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries. Ameren expects to make income tax payments between $5 million and $75 million in each year from 2020 to 2024, totaling $150 million to $200 million for the five-year period. Ameren Missouri expects to make income tax payments to Ameren (parent) between $35 million and $45 million in 2020. Additionally, Ameren Missouri expects to receive refunds from Ameren (parent) in each year from 2021 to 2024, totaling $60 million to $100 million for the four-year period. Ameren Illinois expects to make income tax payments to Ameren (parent) between $20 million and $30 million in 2020 and between $50 million and $90 million in each year from 2021 to 2024, totaling $260 million to $310 million for the five-year period.

•
Ameren Missouri expects its 2020 wind generation acquisitions to generate federal production tax credits between $65 million and $70 million in each year from 2021 to 2030. Ameren expects to utilize approximately $140 million of these federal production tax credits from 2021 to 2024. Delays in the timely completion of the wind generation facilities may affect the ability to realize some or all of the anticipated federal production tax credits. If these facilities are not completed in 2020, Ameren Missouri will need to satisfy additional IRS requirements in order to qualify for some or all of the anticipated federal production tax credits.

•
In 2018, legislation modifying Missouri tax law was enacted to decrease the state’s corporate income tax rate from 6.25% to 4%, effective January 1, 2020. Ameren Missouri anticipates that the effect of this tax decrease will be reflected in customer rates upon completion of its current electric service regulatory rate review. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income.

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

Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, legislation, or historical experience, as well as discussions with legal counsel. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or that are probable of future refunds to customers. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months following the end of the annual period in which they are recognized. Under performance-based formula ratemaking, which expires at the end of 2022 unless extended, Ameren Illinois estimates its annual electric distribution revenue requirement for interim periods by using internal forecasted rate base and published forecasted data regarding the annual average of the monthly yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year’s actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in investments made or orders by the ICC or courts can result in a subsequent change in Ameren Illinois’ estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost electric margins resulting from its MEEIA customer energy-efficiency programs, which are subsequently recovered through the MEEIA rider. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for a description of our regulatory mechanisms and quantification of these assets or liabilities for each of the Ameren Companies.

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

•	Estimating financial impact of events

•	Estimating likelihood of various potential outcomes

•	Regulatory and political environments and requirements

•	Outcome of legal proceedings, settlements, or other factors

•	Changes in regulation, expected scope of work, technology, or timing of environmental remediation

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

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. See Note 12 – Income Taxes under Part II, Item 8, of this report for the amount of deferred income taxes recorded at December 31, 2019.
Accounting for Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Discount rates

•	Cost escalation rates

•	Changes in regulation, expected scope of work, technology, or timing of environmental remediation

•	Estimates as to the probability, timing, or amount of cash expenditures associated with AROs
Basis for Judgment
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred or when sufficient information becomes available to determine fair value and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs based on changes in the estimated fair values of the obligations with a corresponding increase or decrease in the asset book value. We estimate the fair value of our AROs using present value techniques, in which we make various assumptions about discount rates and cost escalation rates. In addition, these estimates include assumptions of the probability, timing, and amount of cash expenditures to settle the ARO, and are based on currently available technology. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway Energy Center decommissioning, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. An increase of 0.25% in the assumed escalation rates would increase Ameren’s AROs at December 31, 2019 by $35 million. See Note 15 – Supplemental Information under Part II, Item 8, of this report for the amount of AROs recorded at December 31, 2019.
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
Ameren Illinois participates in performance-based formula ratemaking for its electric distribution business and its electric energy-efficiency investments. Within Ameren Illinois’ formula ratemaking frameworks, the annual average of the monthly yields of the 30-year United States Treasury bonds are the basis for Ameren Illinois’ allowed ROE. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the allowed ROE applicable to Ameren Illinois’ electric distribution business and electric energy-efficiency investments. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year.

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
See Part I, Item 1, and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on our recovery mechanisms.

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
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:

•	short-term variable-rate debt;

•	fixed-rate debt;

•	United States Treasury bonds; and

•	the discount rate applicable to asset retirement obligations, goodwill, and defined pension and postretirement benefit plans.
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
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2019 is immaterial.
The allowed ROE under Ameren Illinois’ electric distribution service and its electric energy-efficiency investments formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on its 2020 projected rate base. Interest rate levels also influence the ROE allowed by our regulators in our other ratemaking jurisdictions as well as the carrying costs associated with certain regulatory assets and liabilities.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2019.

Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2019, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables. As of December 31, 2019, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $32 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate-adjustment mechanism that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections, as applicable. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2020 assumed return on plan assets of 7.00%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2019, this fund was invested in domestic equity securities (67%) and debt securities (32%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have company-owned life insurance contracts with net asset values of $150 million and $9 million, respectively, as of December 31, 2019. Changes in the market values of these contracts are reflected in earnings.
Commodity Price Risk
Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses’ exposure to changing market prices for commodities is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and natural gas supply.
Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their customers. The effects of price volatility cannot be eliminated. However, procurement and sales strategies involve risk management techniques and instruments, as well as the management of physical assets.

Ameren Missouri has a FAC that allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews. Ameren Missouri remains exposed to the remaining 5% of such changes.
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, zero emission credit, and renewable energy credit costs and expects full recovery of such costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2019, Ameren Illinois procured power on behalf of its customers for 22% of its total kilowatthour sales. Ameren Illinois purchases energy and capacity through the MISO and through bilateral contracts resulting from IPA procurement events. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2022 for capacity and energy. Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through 2026 and for renewable energy credits with 15-year terms commencing on the date of first renewable energy credit delivery. Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional regulatory rate review, subject to prudence reviews.
The following table presents, as of December 31, 2019, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri’s coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway Energy Center, natural gas for Ameren Missouri’s retail distribution, and purchased power for Ameren Illinois that are price-hedged over the period 2020 through 2024. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2020	2021	2022 - 2024
Ameren:
Coal	100%	94%	36%
Coal transportation	100	100	98
Nuclear fuel	90	(a)	72(a)
Natural gas for distribution(b)	77	34	10
Purchased power for Ameren Illinois(c)	69	35	11
Ameren Missouri:
Coal	100%	94%	36%
Coal transportation	100	100	97
Nuclear fuel	90	(a)	72(a)
Natural gas for distribution(b)	65	34	9
Ameren Illinois:
Natural gas for distribution(b)	79%	34%	10%
Purchased power(c)	69	35	11

(a)
The Callaway Energy Center requires refueling at 18-month intervals. The next refueling is scheduled for the fall of 2020. As there are no refuelings scheduled to occur during 2021 or 2024, there are also no nuclear fuel deliveries anticipated to occur in these years.

(b)
Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2020 represents January 2020 through March 2020. The year 2021 represents November 2020 through March 2021. This continues each successive year through March 2024.

(c)	Represents the percentage of purchased power price-hedged for fixed-price residential and nonresidential customers with less than 150 kilowatts of demand.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase low-sulfur coal through 2025 to comply with environmental regulations. Disruptions to the deliveries of low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. If Ameren Missouri were to experience a temporary disruption of low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances to achieve compliance with environmental regulations, or purchase power necessary to meet demand.

During 2019, one of Ameren Missouri’s low-sulfur coal suppliers and a partial owner of another supplier filed voluntary petitions for restructuring under Chapter 11 of the United States Bankruptcy Code. Ameren Missouri replaced any resulting volume shortfall through its other coal supply contracts and through the use of existing inventory. As such, Ameren Missouri did not experience any material impact to its operations as a result of these restructuring proceedings. As of December 31, 2019, both entities have emerged from bankruptcy proceedings and shipments of low-sulfur coal have resumed in accordance with Ameren Missouri’s supply contracts in place with the affected suppliers prior to the bankruptcy proceedings.
Currently, the Callaway Energy Center uses nuclear fuel assemblies of a design fabricated by only a single supplier. That supplier is currently the only NRC-licensed supplier able to provide fuel assemblies to the Callaway Energy Center. Ameren Missouri is pursuing a program to qualify an alternate NRC-licensed supplier, and expects to obtain NRC approval in 2023.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. The Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from, or returned to, customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2019, the Company’s consolidated balance sheet reflected $1.1 billion of regulatory assets and $5.1 billion of regulatory liabilities. As disclosed by management, in some cases, management must apply judgment related to the probability of recovery if regulatory balances are recorded before approval has been received from the regulator or probability of refund of amounts collected in rates that may be returned to customers. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulation is a critical audit matter are there was significant judgment by management when accounting for (i) new or existing regulatory assets or liabilities that were impacted by updates in regulatory commission orders, legislation, historical experience, or management’s discussions with legal counsel, (ii) the probability of recovery of regulatory assets and refund of regulatory liabilities recorded before approval has been received from the regulator and (iii) regulatory assets meeting the alternative revenue program criteria. This resulted in significant auditor judgment and effort when performing audit procedures and evaluating audit evidence relating to management’s application of regulatory accounting, assessment of probability of recovery, and expected timing of collection within 24 months of the end of the annual period in which they are recognized.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities, and alternative revenue programs. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders, legislation, or external legal counsel correspondence, (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) evaluating management’s assessment of regulatory mechanisms meeting the alternative revenue program criteria and testing the expected timing of collection within 24 months of the end of the annual period in which they are recognized.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 28, 2020
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Union Electric Company (the “Company”) as of December 31, 2019 and 2018, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 28, 2020
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ameren Illinois Company (the “Company”) as of December 31, 2019 and 2018, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 28, 2020
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Electric	$4,981	$5,339	$5,307
Natural gas	929	952	867
Total operating revenues	5,910	6,291	6,174
Operating Expenses:
Fuel	535	769	737
Purchased power	556	581	638
Natural gas purchased for resale	331	374	311
Other operations and maintenance	1,745	1,772	1,705
Depreciation and amortization	995	955	896
Taxes other than income taxes	481	483	477
Total operating expenses	4,643	4,934	4,764
Operating Income	1,267	1,357	1,410
Other Income, Net	130	102	86
Interest Charges	381	401	391
Income Before Income Taxes	1,016	1,058	1,105
Income Taxes	182	237	576
Net Income	834	821	529
Less: Net Income Attributable to Noncontrolling Interests	6	6	6
Net Income Attributable to Ameren Common Shareholders	$828	$815	$523

Net Income	$834	$821	$529
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $1, $(1), and $3, respectively	5	(4)	5
Comprehensive Income	839	817	534
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income Attributable to Ameren Common Shareholders	$833	$811	$528

Earnings per Common Share – Basic	$3.37	$3.34	$2.16

Earnings per Common Share – Diluted	$3.35	$3.32	$2.14

Weighted-average Common Shares Outstanding – Basic	245.6	243.8	242.6
Weighted-average Common Shares Outstanding – Diluted	247.1	245.8	244.2

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$16	$16
Accounts receivable – trade (less allowance for doubtful accounts of $17 and $18, respectively)	393	463
Unbilled revenue	278	295
Miscellaneous accounts receivable	63	79
Inventories	494	483
Current regulatory assets	69	134
Other current assets	118	63
Total current assets	1,431	1,533
Property, Plant, and Equipment, Net	24,376	22,810
Investments and Other Assets:
Nuclear decommissioning trust fund	847	684
Goodwill	411	411
Regulatory assets	992	1,127
Other assets	876	650
Total investments and other assets	3,126	2,872
TOTAL ASSETS	$28,933	$27,215
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$442	$580
Short-term debt	440	597
Accounts and wages payable	874	817
Current regulatory liabilities	164	149
Other current liabilities	585	544
Total current liabilities	2,505	2,687
Long-term Debt, Net	8,915	7,859
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,919	2,666
Regulatory liabilities	4,887	4,637
Asset retirement obligations	638	627
Pension and other postretirement benefits	401	558
Other deferred credits and liabilities	467	408
Total deferred credits and other liabilities	9,312	8,896
Commitments and Contingencies (Notes 2, 9, and 14)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 246.2 and 244.5, respectively	2	2
Other paid-in capital, principally premium on common stock	5,694	5,627
Retained earnings	2,380	2,024
Accumulated other comprehensive loss	(17)	(22)
Total Ameren Corporation shareholders’ equity	8,059	7,631
Noncontrolling Interests	142	142
Total equity	8,201	7,773
TOTAL LIABILITIES AND EQUITY	$28,933	$27,215

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$834	$821	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,002	938	876
Amortization of nuclear fuel	79	95	76
Amortization of debt issuance costs and premium/discounts	19	20	22
Deferred income taxes and investment tax credits, net	167	224	539
Allowance for equity funds used during construction	(28)	(36)	(24)
Stock-based compensation costs	20	20	17
Other	(14)	44	(10)
Changes in assets and liabilities:
Receivables	79	(24)	(53)
Inventories	(10)	39	17
Accounts and wages payable	(3)	(22)	32
Taxes accrued	(8)	(10)	55
Regulatory assets and liabilities	164	201	36
Assets, other	(59)	2	34
Liabilities, other	(33)	(117)	(7)
Pension and other postretirement benefits	(39)	(25)	(21)
Net cash provided by operating activities	2,170	2,170	2,118
Cash Flows From Investing Activities:
Capital expenditures	(2,411)	(2,286)	(2,132)
Nuclear fuel expenditures	(31)	(52)	(63)
Purchases of securities – nuclear decommissioning trust fund	(256)	(315)	(321)
Sales and maturities of securities – nuclear decommissioning trust fund	260	299	305
Purchase of bonds	(207)	—	—
Proceeds from sale of remarketed bonds	207	—	—
Other	3	18	7
Net cash used in investing activities	(2,435)	(2,336)	(2,204)
Cash Flows From Financing Activities:
Dividends on common stock	(472)	(451)	(431)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	(157)	112	(74)
Maturities of long-term debt	(580)	(841)	(681)
Issuances of long-term debt	1,527	1,352	1,345
Issuances of common stock	68	74	—
Repurchases of common stock for stock-based compensation	—	—	(24)
Employee payroll taxes related to stock-based compensation	(29)	(19)	(15)
Debt issuance costs	(17)	(14)	(11)
Other	—	(2)	(1)
Net cash provided by financing activities	334	205	102
Net change in cash, cash equivalents, and restricted cash	69	39	16
Cash, cash equivalents, and restricted cash at beginning of year	107	68	52
Cash, cash equivalents, and restricted cash at end of year	$176	$107	$68

Cash Paid (Refunded) During the Year:
Interest (net of $20, $21, and $14 capitalized, respectively)	$367	$387	$370
Income taxes, net	13	21	(19)

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2019	2018	2017
Common Stock	$2	$2	$2

Other Paid-in Capital:
Beginning of year	5,627	5,540	5,556
Shares issued under the DRPlus and 401(k) plan	68	74	—
Stock-based compensation activity	(1)	13	(16)
Other paid-in capital, end of year	5,694	5,627	5,540

Retained Earnings:
Beginning of year	2,024	1,660	1,568
Net income attributable to Ameren common shareholders	828	815	523
Dividends	(472)	(451)	(431)
Retained earnings, end of year	2,380	2,024	1,660

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(22)	(18)	(23)
Change in deferred retirement benefit costs	5	(4)	5
Deferred retirement benefit costs, end of year	(17)	(22)	(18)
Total accumulated other comprehensive loss, end of year	(17)	(22)	(18)
Total Ameren Corporation Shareholders’ Equity	$8,059	$7,631	$7,184

Noncontrolling Interests:
Beginning of year	142	142	142
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Noncontrolling interests, end of year	142	142	142
Total Equity	$8,201	$7,773	$7,326

Common stock shares outstanding at beginning of year	244.5	242.6	242.6
Shares issued under the DRPlus and 401(k) plan	0.9	1.2	—
Shares issued for stock-based compensation	0.8	0.7	—
Common stock shares outstanding at end of year	246.2	244.5	242.6

Dividends per common share	$1.9200	$1.8475	$1.7775
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF INCOME (In millions)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Electric	$3,109	$3,451	$3,411
Natural gas	134	138	126
Total operating revenues	3,243	3,589	3,537
Operating Expenses:
Fuel	535	769	737
Purchased power	193	164	245
Natural gas purchased for resale	53	56	47
Other operations and maintenance	960	972	925
Depreciation and amortization	556	550	533
Taxes other than income taxes	329	329	328
Total operating expenses	2,626	2,840	2,815
Operating Income	617	749	722
Other Income, Net	58	56	65
Interest Charges	178	200	207
Income Before Income Taxes	497	605	580
Income Taxes	68	124	254
Net Income	$429	$481	$326
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$426	$478	$323

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) BALANCE SHEET (In millions, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$9	$—
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	164	223
Accounts receivable – affiliates	30	14
Unbilled revenue	139	155
Miscellaneous accounts receivable	33	42
Inventories	373	358
Other current assets	66	40
Total current assets	814	832
Property, Plant, and Equipment, Net	12,635	12,103
Investments and Other Assets:
Nuclear decommissioning trust fund	847	684
Regulatory assets	285	366
Other assets	356	306
Total investments and other assets	1,488	1,356
TOTAL ASSETS	$14,937	$14,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$92	$580
Short-term debt	234	55
Accounts and wages payable	465	428
Accounts payable – affiliates	52	69
Current regulatory liabilities	62	68
Other current liabilities	221	202
Total current liabilities	1,126	1,402
Long-term Debt, Net	4,098	3,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,612	1,576
Regulatory liabilities	2,937	2,799
Asset retirement obligations	634	623
Pension and other postretirement benefits	141	228
Other deferred credits and liabilities	40	16
Total deferred credits and other liabilities	5,364	5,242
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,027	1,903
Preferred stock	80	80
Retained earnings	1,731	1,735
Total shareholders’ equity	4,349	4,229
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,937	$14,291
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$429	$481	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564	533	514
Amortization of nuclear fuel	79	95	76
Amortization of debt issuance costs and premium/discounts	5	6	6
Deferred income taxes and investment tax credits, net	(19)	(9)	82
Allowance for equity funds used during construction	(19)	(27)	(21)
Other	13	17	4
Changes in assets and liabilities:
Receivables	75	(32)	(46)
Inventories	(13)	30	18
Accounts and wages payable	16	(21)	27
Taxes accrued	(15)	(1)	(1)
Regulatory assets and liabilities	17	201	26
Assets, other	(28)	2	31
Liabilities, other	(32)	(13)	(23)
Pension and other postretirement benefits	(5)	(2)	(2)
Net cash provided by operating activities	1,067	1,260	1,017
Cash Flows From Investing Activities:
Capital expenditures	(1,076)	(914)	(773)
Nuclear fuel expenditures	(31)	(52)	(63)
Purchases of securities – nuclear decommissioning trust fund	(256)	(315)	(321)
Sales and maturities of securities – nuclear decommissioning trust fund	260	299	305
Purchase of bonds	(207)	—	—
Proceeds from sale of remarketed bonds	207	—	—
Money pool advances, net	—	—	161
Other	8	6	7
Net cash used in investing activities	(1,095)	(976)	(684)
Cash Flows From Financing Activities:
Dividends on common stock	(430)	(375)	(362)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	179	16	39
Maturities of long-term debt	(580)	(384)	(431)
Issuances of long-term debt	778	423	399
Debt issuance costs	(9)	(5)	(3)
Capital contribution from parent	124	45	30
Net cash provided by (used in) financing activities	59	(283)	(331)
Net change in cash, cash equivalents, and restricted cash	31	1	2
Cash, cash equivalents, and restricted cash at beginning of year	8	7	5
Cash, cash equivalents, and restricted cash at end of year	$39	$8	$7

Cash Paid During the Year:
Interest (net of $12, $14, and $10 capitalized, respectively)	$190	$196	$202
Income taxes, net	101	128	178
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2019	2018	2017
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,903	1,858	1,828
Capital contribution from parent	124	45	30
Other paid-in capital, end of year	2,027	1,903	1,858

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,735	1,632	1,671
Net income	429	481	326
Common stock dividends	(430)	(375)	(362)
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,731	1,735	1,632

Total Shareholders’ Equity	$4,349	$4,229	$4,081

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Electric	$1,730	$1,761	$1,784
Natural gas	797	815	743
Total operating revenues	2,527	2,576	2,527
Operating Expenses:
Purchased power	368	429	417
Natural gas purchased for resale	278	318	264
Other operations and maintenance	782	799	799
Depreciation and amortization	406	374	341
Taxes other than income taxes	143	144	137
Total operating expenses	1,977	2,064	1,958
Operating Income	550	512	569
Other Income, Net	53	42	12
Interest Charges	147	149	144
Income Before Income Taxes	456	405	437
Income Taxes	110	98	166
Net Income	$346	$307	$271
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$343	$304	$268

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) BALANCE SHEET (In millions)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $10 and $11, respectively)	215	224
Accounts receivable – affiliates	28	21
Unbilled revenue	139	140
Miscellaneous accounts receivable	25	40
Inventories	121	125
Current regulatory assets	57	110
Other current assets	29	16
Total current assets	614	676
Property, Plant, and Equipment, Net	10,083	9,198
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	694	759
Other assets	383	275
Total investments and other assets	1,488	1,445
TOTAL ASSETS	$12,185	$11,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$53	$72
Accounts and wages payable	299	302
Accounts payable – affiliates	82	58
Customer deposits	77	76
Current environmental remediation	42	42
Current regulatory liabilities	84	62
Other current liabilities	207	184
Total current liabilities	844	796
Long-term Debt, Net	3,575	3,296
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,224	1,119
Regulatory liabilities	1,849	1,741
Pension and other postretirement benefits	214	280
Environmental remediation	87	109
Other deferred credits and liabilities	260	204
Total deferred credits and other liabilities	3,634	3,453
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,188	2,173
Preferred stock	62	62
Retained earnings	1,882	1,539
Total shareholders’ equity	4,132	3,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,185	$11,319

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$346	$307	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	375	341
Amortization of debt issuance costs and premium/discounts	12	13	13
Deferred income taxes and investment tax credits, net	80	88	171
Other	7	11	—
Changes in assets and liabilities:
Receivables	11	—	(7)
Inventories	2	8	(1)
Accounts and wages payable	(19)	(13)	19
Taxes accrued	21	(13)	18
Regulatory assets and liabilities	155	1	16
Assets, other	(23)	(1)	(2)
Liabilities, other	(5)	(92)	3
Pension and other postretirement benefits	(30)	(25)	(14)
Net cash provided by operating activities	962	659	828
Cash Flows From Investing Activities:
Capital expenditures	(1,208)	(1,258)	(1,076)
Other	3	10	6
Net cash used in investing activities	(1,205)	(1,248)	(1,070)
Cash Flows From Financing Activities:
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(19)	10	11
Maturities of long-term debt	—	(457)	(250)
Issuances of long-term debt	299	929	496
Debt issuance costs	(4)	(9)	(6)
Capital contribution from parent	15	160	8
Other	—	(2)	(1)
Net cash provided by financing activities	288	628	255
Net change in cash, cash equivalents, and restricted cash	45	39	13
Cash, cash equivalents, and restricted cash at beginning of year	80	41	28
Cash, cash equivalents, and restricted cash at end of year	$125	$80	$41

Cash Paid (Refunded) During the Year:
Interest (net of $8, $7, and $4 capitalized, respectively)	$127	$144	$139
Income taxes, net	4	28	(22)

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (In millions)

	December 31,
	2019	2018	2017
Common Stock	$—	$—	$—

Other Paid-in Capital
Beginning of year	2,173	2,013	2,005
Capital contribution from parent	15	160	8
Other paid-in capital, end of year	2,188	2,173	2,013

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	1,539	1,235	967
Net income	346	307	271
Preferred stock dividends	(3)	(3)	(3)
Retained earnings, end of year	1,882	1,539	1,235

Total Shareholders’ Equity	$4,132	$3,774	$3,310

The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

•
Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois. Ameren Illinois was incorporated in Illinois in 1923 and is the successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to a 43,700 square mile area in central and southern Illinois. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 0.8 million customers.

•
Ameren Transmission Company of Illinois, doing business as ATXI, operates a FERC rate-regulated electric transmission business in the MISO. ATXI was incorporated in Illinois in 2006. ATXI is constructing the Illinois Rivers project, a MISO-approved electric transmission project, and eight of its nine line segments have been completed and placed in service as of December 31, 2018. ATXI operates the Spoon River project and the Mark Twain project, which were placed in service in February 2018 and December 2019, respectively.

Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated, except as disclosed in Note 13 – Related-party Transactions. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Regulation
Our customer rates are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on our regulatory frameworks, regulatory recovery mechanisms, and regulatory assets and liabilities recorded at December 31, 2019 and 2018.
We continually assess the recoverability of our respective regulatory assets. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that reductions in customers’ rates or refunds to customers related to regulatory liabilities are no longer probable, the amounts are credited to earnings.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include short-term, highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents subject to legal or contractual restrictions and not readily available for use for general corporate purposes are classified as restricted cash. See Note 15 – Supplemental Information for a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows.
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
Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are capitalized when purchased and then expensed as consumed or capitalized as property, plant, and equipment when installed, as appropriate. See Note 15 – Supplemental Information for the components of inventories.
Property, Plant, and Equipment, Net
We capitalize the cost of additions to, and betterments of, units of property, plant, and equipment. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures are expensed as incurred. Beginning in 2020, maintenance expenses related to scheduled Callaway nuclear refueling and maintenance outages, which were previously expensed as incurred, are deferred and amortized over approximately 18 months. See Note 2 – Rate and Regulatory Matters for additional information. When units of depreciable property are retired, the original costs, and the associated removal cost, net of salvage, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations section below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on the balance sheet and then amortized to “Operating Expenses – Fuel” in the statement of income on a unit-of-production basis.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The composite rates include a provision for the estimated removal cost of property, plant, and equipment retired from service, net of salvage. The provision for depreciation for the Ameren Companies in 2019, 2018, and 2017 ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.
Allowance for Funds Used During Construction
As a part of "Property, Plant, and Equipment, Net" on the balance sheet, we capitalize allowance for funds used during construction, which is the cost of borrowed funds and the cost of equity funds (preferred and common shareholders' equity) applicable to eligible rate-regulated construction work in progress, in accordance with the utility industry’s accounting practice and GAAP. The amount of allowance for funds used during construction is calculated using a FERC-prescribed formula based on a rate, which includes the average cost of short-term debt, the average cost of long-term debt, and the cost of equity funds. The portion attributable to borrowed funds is recorded as a reduction of "Interest Charges" on the statements of income. The portion attributable to equity funds is recorded within "Other Income, Net" on the statements of income. This accounting practice offsets the effect on earnings of the cost of financing during construction. See Note 15 – Supplemental Information for the amount of allowance for funds used during construction capitalized and the average rate applied to eligible construction work in progress.
Allowance for funds used during construction does not represent a current source of cash funds. Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates.
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2019 and 2018. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois

Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2019 and 2018. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2019 and 2018.
Ameren and Ameren Illinois evaluate goodwill for impairment in each of their reporting units as of October 31 each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of their reporting units below their carrying amounts. To determine whether the fair value of a reporting unit is more likely than not greater than its carrying amount, Ameren and Ameren Illinois elect to perform either a qualitative assessment or to bypass the qualitative assessment and perform a quantitative test.
Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2019. As part of this qualitative assessment, Ameren and Ameren Illinois evaluated, among other things, macroeconomic conditions, industry and market considerations such as observable industry market multiples, regulatory frameworks, cost factors, overall financial performance, and entity-specific events. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of October 31, 2019, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2019 or 2018.
Variable Interest Entities
As of December 31, 2019, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities’ activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities are not required to be consolidated. As of December 31, 2019, the maximum exposure to loss related to these variable interest entities was approximately $13 million, which primarily represents legal costs incurred. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of December 31, 2019 and 2018, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $28 million and $22 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of December 31, 2019, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $28 million plus associated outstanding funding commitments of $35 million.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is expected that the costs will be recovered from customers in future rates. See Note 14 – Commitments and Contingencies for additional information on liabilities for environmental costs.
Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and based on changes in the estimated fair values of the obligations with a corresponding increase or decrease in the asset book value. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $18 million, $14 million, and $26 million for the years ended December 31, 2019, 2018, and 2017, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects deferrals of net realized and unrealized gains and losses within the nuclear decommissioning trust fund for the Callaway Energy

Center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway Energy Center decommissioning, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information for a reconciliation of the beginning and ending carrying amount of AROs.
Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage, represent a cost of removal regulatory liability. See the cost of removal regulatory liability balance in Note 2 – Rate and Regulatory Matters.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2019, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $264 million (December 31, 2018 – $244 million) and $123 million (December 31, 2018 – $122 million), respectively, while total borrowings against the policies were $114 million (December 31, 2018 – $113 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s company-owned life insurance is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
Operating Revenues
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
Retail distribution, electric transmission, and off-system revenues, including the underlying components described above, represent a series of goods or services that are substantially the same and have the same pattern of transfer over time to our customers. Revenues from contracts with customers are equal to the amounts billed and our estimate of electric and natural gas retail distribution services provided but unbilled at the end of each accounting period. Customers are billed at least monthly, and payments are due less than one month after goods and/or services are provided. See Note 16 – Segment Information for disaggregated revenue information.
For certain regulatory recovery mechanisms that are alternative revenue programs rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, the MEEIA, and the VBA. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
As of December 31, 2019 and 2018, our remaining performance obligations were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by the MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri’s and Ameren Illinois’ prior-period transactions will be resettled outside the routine settlement process because of a change in the MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize revenues and expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. There were no material MISO resettlements in 2019, 2018, or 2017.
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
Ameren Missouri, Ameren Illinois, and all the other Ameren subsidiary companies are parties to a tax allocation agreement with Ameren (parent) that provides for the allocation of consolidated tax liabilities. The tax allocation agreement specifies that each party be allocated an amount of tax using a stand-alone calculation, which is similar to what would be owed or refunded had the party been separately subject to tax without considering the impact of consolidation. Any net benefit attributable to Ameren (parent) is reallocated to the other parties. This reallocation is treated as a capital contribution to the party receiving the benefit. See Note 13 – Related-party Transactions for information regarding capital contributions under the tax allocation agreement.
Accounting Changes and Other Matters
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could affect the Ameren Companies.
In the first quarter of 2019, the Ameren Companies adopted authoritative accounting guidance on leases. See Note 15 – Supplemental Information for additional information.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued authoritative guidance that requires an entity to recognize an allowance for financial instruments that reflects its current estimate of credit losses expected to be incurred over the life of the financial instruments. The guidance requires an entity to measure expected credit losses using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. This guidance will be effective for the Ameren Companies in the first quarter of 2020, and will require changes to be applied retrospectively with a cumulative effect adjustment to retained earnings as of the adoption date. The adoption of this guidance will not have a significant impact on the Ameren Companies’ financial statements.
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
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of our regulatory frameworks and significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Regulatory Frameworks
Missouri
The MoPSC regulates rates and other matters for Ameren Missouri's electric service and natural gas distribution businesses. The rates Ameren Missouri charges customers for these services are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a historical test year and the allowed ROE established in the review.
Ameren Missouri has recovery mechanisms, including the RESRAM, FAC, MEEIA, PGA, DCA, and ISRS, that allow customer rates to be adjusted without a traditional regulatory rate review. These rate-adjustment mechanisms, along with the PISA, each described in more detail below, mitigate the effects of regulatory lag. Ameren Missouri also employs other recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain income tax position tracker, a tracker on certain excess deferred income taxes, a renewable energy standard cost tracker, and a solar rebate program cost tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order. Ameren Missouri’s cost recovery under any of its recovery mechanisms is subject to MoPSC prudence reviews.
The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and a return at the applicable WACC on investments in certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and a return at the applicable WACC for investments in renewable generation plant placed in service and not recovered under the PISA. The deferrals are a regulatory asset until they are included in customer rates and collected in a subsequent period. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. Under Missouri law, as a result of the PISA election, additional provisions apply to Ameren Missouri, including limitations on electric customer rate increases. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered in a manner consistent with costs recovered under the PISA. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. Customer rates for Ameren Missouri’s electric service did not exceed the cap in 2019. Both the rate increase limitation and the PISA are effective through December 2023. Missouri law provides for the ability to use the PISA, if Ameren Missouri requests and receives MoPSC approval for extension, through December 2028.
The RESRAM permits Ameren Missouri to recover or refund, through customer rates, the difference between the cost of compliance with Missouri’s renewable energy standard and the amount set in base rates. Customer rates are adjusted for the RESRAM on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. The difference between actual compliance costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. RESRAM regulatory assets earn carrying costs at short-term interest rates. The RESRAM permits Ameren Missouri to recover investments in wind generation and other renewables, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism.
The FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. Net recovery of these costs through customer rates does not affect Ameren Missouri’s electric margins, as any change in revenue is offset by a corresponding change in fuel expense. The difference between actual net energy costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. FAC regulatory assets earn carrying costs at short-term interest rates. Ameren Missouri’s base rates for electric service are required to be reset at least every four years to allow for continued use of the FAC.
The MEEIA permits Ameren Missouri to recover customer energy-efficiency program costs, the related lost electric margins, and any performance incentive through the MEEIA without a traditional regulatory rate review. MEEIA assets earn carrying costs at short-term interest rates.
Ameren Missouri is a member of the MISO, and its transmission rate is calculated in accordance with the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff. The FERC regulates the rates charged and the terms and conditions for wholesale electric transmission service. The transmission rate update each June is based on Ameren Missouri’s actual historical cost from the prior calendar year. This rate is not directly charged to Missouri retail customers because, in Missouri, bundled retail rates include an amount for transmission-related costs and revenues.
The PGA allows Ameren Missouri to recover prudently incurred costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The DCA ensures recoverability of the natural gas delivery service revenue requirement that is dependent on sales volume for nearly all customers. The DCA allows Ameren Missouri to adjust natural gas delivery service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the MoPSC in the previous regulatory rate review. The difference between actual gas delivery service revenues billed to customers and revenues approved by the MoPSC in a given period is deferred as a regulatory asset or liability. DCA regulatory assets earn carrying costs at short-term interest rates. The deferred amount is either billed or refunded to customers in a subsequent period. In addition, the ISRS permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a more timely basis between regulatory rate reviews. The ROE currently used by Ameren Missouri for purposes of the ISRS tariff is 9.725%.
Illinois
The ICC regulates rates and other matters for Ameren Illinois' electric distribution service and natural gas distribution businesses. The rates Ameren Illinois charges customers for electric distribution service are calculated under a performance-based formula ratemaking framework. The rates Ameren Illinois charges customers for natural gas distribution service are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a future test year and an allowed ROE established in the review.
Ameren Illinois’ election to use the electric distribution service performance-based formula ratemaking framework allowed by state law, described below, permits Ameren Illinois to adjust customer rates to recover the cost of electric distribution service on an annual basis. Ameren Illinois electric distribution service also has other cost recovery mechanisms in place that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Illinois’ electric distribution service business has cost recovery mechanisms for power procurement and transmission services incurred on behalf of its customers, renewable energy credit compliance, zero emission credits, and certain environmental costs, as well as bad debt expense and the costs of certain asbestos-related claims not recovered in base rates. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, a capital structure of up to and including 50% common equity, and earn a return at the applicable WACC. The ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points and any performance-related basis point adjustments, described in more detail below. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds. In addition, regulatory assets applicable to formula ratemaking for both electric distribution service and electric energy-efficiency investments earn a return at the applicable WACC. However, Ameren Illinois recognizes the cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates.
Ameren Illinois electric distribution service business is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for ROE penalties up to 38 basis points in each year from 2020 through 2022, if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance of a historical period relative to energy savings goals. In 2019, 2018, and 2017, there were no material performance-related basis point adjustments.
Ameren Illinois’ natural gas distribution business has recovery mechanisms, including the QIP, PGA, and VBA, that allow customer rates to be adjusted without a traditional regulatory rate review. These rate-adjustment mechanisms, described in more detail below, mitigate the effects of regulatory lag. Ameren Illinois employs other cost recovery mechanisms for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expenses and invested capital taxes not recovered in base rates. Pass-through costs under the cost recovery mechanisms do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
The QIP rider provides Ameren Illinois with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP rider earn a return at the applicable WACC. Eligible natural gas investments include projects to improve safety and reliability and modernization investments, such as smart meters. The deferrals are a regulatory asset until they are included in customer rates in a subsequent period. Recovery of the regulatory asset begins two months after the qualifying natural gas plant is placed in service and continues until such plant is included in base rates in a natural gas delivery service rate order. Ameren Illinois’ QIP rider is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP rider is reset to zero, which mitigates the risk that the QIP rider will exceed its statutory limitations in future years and ensures timely recovery of capital investments. Without legislative action, the QIP rider will expire in December 2023.
The PGA allows Ameren Illinois to recover prudently incurred costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review. These pass-through purchased gas costs do not affect Ameren Illinois natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The VBA ensures recoverability of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the ICC in a previous regulatory rate review. The difference between allowed sales revenues and amounts billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is collected from, or refunded to, customers in a subsequent period. VBA regulatory assets earn carrying costs at short-term interest rates.
Federal
The FERC regulates rates and other matters for Ameren Illinois' transmission business and ATXI. Both Ameren Illinois and ATXI are members of the MISO, and their transmission rates are calculated in accordance with the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. The formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed ROE. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is collected from, or refunded to, customers within two years from the end of the year. FERC revenue reconciliation adjustment regulatory assets earn carrying costs at each company’s short-term interest rates, while each company incurs interest at a FERC-prescribed rate on related regulatory liabilities. In addition, the FERC has approved transmission rate incentives, including a 50 basis point incentive adder to the allowed base ROE for Ameren Illinois and ATXI for participation in an RTO, and an additional 50 basis point ROE incentive adder the Mark Twain project earns based on the unique nature of risks involved in the project.

Proceedings and Updates
Missouri
2019 Electric Service Regulatory Rate Review
In July 2019, Ameren Missouri filed a request with the MoPSC seeking approval to decrease its annual revenues for electric service by $1 million. In February 2020, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to decrease Ameren Missouri’s annual revenues for electric service by $32 million. The remaining intervenor did not object to the agreement. The stipulation and agreement, which is subject to MoPSC approval, specified an allowed ROE range of 9.4% to 9.8%, but did not specify the common equity percentage or rate base. The stipulation and agreement includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard compliance costs that the MoPSC previously authorized in earlier electric rate orders. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement or, if approved, whether any application for rehearing or appeal will be filed, or the outcome if so filed.
A decision by the MoPSC on the nonunanimous stipulation and agreement is expected by March 2020, with new rates effective as early as April 1, 2020. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
The percentage of net energy cost variances from the amount set in base rates allowed to be recovered or refunded under the FAC and costs from services provided by affiliates are still being challenged by the MoOPC, and are expected to be addressed in a proceeding that would begin in March 2020. A MoPSC decision would be expected in the proceeding by the end of May 2020. If a change to the percentage of net energy cost variances from the amount set in base rates allowed to be recovered or refunded under the FAC is ordered by the MoPSC, the ordered percentage will be reflected in the FAC. If any investments or expenses are disallowed by the MoPSC, the effect on customer rates of such disallowances will be deferred as a regulatory liability and refunded to customers over a period of time determined in the next regulatory rate review.
Wind Generation Facilities and RESRAM
In May 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures, are expected to be completed by the end of 2020, and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. The following table provides information with respect to each build-transfer agreement:

	Up-to 400-Megawatt Facility	Up-to 300-Megawatt Facility
Build-transfer agreement date	April 2018	May 2019
Wind facility developer	Terra-Gen, LLC	Invenergy Renewables, LLC
Location	Northeastern Missouri	Northwestern Missouri
Status of certificate of convenience and necessity from the MoPSC	Approved October 2018	Approved August 2019
Status of final interconnection costs	Received July 2019	Received July 2019
Status of RTO transmission interconnection agreement	Executed August 2019	Executed October 2019
Status of FERC approval	Received December 2018	Received October 2019
Expected completion date	By the end of 2020	By the end of 2020

In February 2020, the developers of the wind generation facilities received notice from the wind turbine supplier of potential disruptions in its manufacturing, transport, and/or import/export activities resulting from the international public health emergency associated with the novel coronavirus (COVID-19). The developers notified Ameren Missouri that their performance might be delayed as a result. At this time, Ameren Missouri and the developers are unable to estimate the impact to each project, including the project schedule and contracted megawatts.
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

In January 2019, the MoOPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the MoPSC’s December 2018 order allowing Ameren Missouri to recover, through the RESRAM, the 15% of depreciation expense and return at the applicable WACC not recovered under the PISA. In October 2019, the Missouri Court of Appeals, Western District, upheld the MoPSC’s order. In November 2019, the MoOPC filed a request for appeal of the MoPSC’s order to the Missouri Supreme Court, which was denied in February 2020.
MEEIA
As a result of MoPSC orders issued in September 2017, October 2018, January 2019, and September 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, Ameren Missouri recognized revenues of $37 million and $11 million during 2019 and 2018, respectively.
Deferral of Maintenance Expenses Related to Scheduled Callaway Refueling and Maintenance Outages
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Beginning with the fall 2020 refueling and maintenance outage, Ameren Missouri will defer the maintenance expenses incurred related to a refueling and maintenance outage as a regulatory asset and amortize those expenses after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months.
2018 Natural Gas Delivery Service Regulatory Rate Review
In December 2018, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for natural gas delivery service. In August 2019, the MoPSC issued an order approving a stipulation and agreement to decrease Ameren Missouri’s annual revenues for natural gas delivery service by $1 million from rates approved by the MoPSC in January 2011. The decrease in annual rates is based on an allowed ROE range of 9.4% to 9.95% and a capital structure composed of 52.0% common equity, which was Ameren Missouri’s capital structure as of May 31, 2019. This order permits the use of the DCA, as well as ISRS, which will be calculated using an allowed ROE of 9.725%. The order represents a $1 million increase to Ameren Missouri’s annual revenues for natural gas delivery service from interim rates, which were approved by the MoPSC in December 2018. The new rates became effective September 1, 2019.
Illinois
Electric Distribution Service Rates
In December 2019, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. This order reflected a decrease for the conclusion of the 2017 revenue requirement reconciliation adjustment, which was fully collected from customers in 2019, consistent with the ICC’s November 2018 annual update filing order. It also reflected an increase to the annual formula rate based on 2018 actual costs and expected net plant additions for 2019, and an increase to include the 2018 revenue requirement reconciliation adjustment.
Electric Customer Energy-Efficiency Investments
In May 2019, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2020 rates with the ICC. In November 2019, the ICC issued an order that approved 2020 electric customer energy-efficiency rates of $44 million, which represents an increase of $10 million from 2019 rates.
2020 Natural Gas Delivery Service Regulatory Rate Review
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which included an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2021 future test year in this proceeding. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
QIP Prudence Review
In March 2019, Ameren Illinois filed a request for an ICC prudence review of natural gas infrastructure investments recovered under the QIP rider during 2018. In November 2019, the Illinois Attorney General's office challenged the recovery of capital investments, among other things, that were made during 2018, alleging that the amount of investments is excessive based on a comparison to historical investment levels. The Illinois Attorney General's office is not alleging imprudence or that the investments do not qualify for recovery. In November 2019, the ICC staff filed testimony that supports recovery of capital investments made during 2018. Ameren Illinois’ 2018 QIP rate recovery under review by the ICC is within the rate increase limitations allowed by law. An ICC decision in this proceeding is expected by mid-2020.
Federal
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base ROE to 10.32%, or a 10.82% total allowed ROE with the inclusion of a 50 basis point incentive adder for participation in an RTO, that was effective from late September 2016 forward. The September 2016 order also required refunds for the period November 2013 to February 2015, which were paid in 2017. With the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015, seeking a further reduction in the allowed base ROE for the period of February 2015 to May 2016. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case.
As a result of the November 2019 order, Ameren and Ameren Illinois fully reduced their regulatory liabilities of $46 million and $27 million, respectively, associated with the February 2015 complaint case. As of December 31, 2019, Ameren and Ameren Illinois had recorded current regulatory liabilities of $40 million and $23 million, respectively, to reflect the expected refunds, including interest, associated with the reduced ROEs in the November 2019 decision in the November 2013 complaint case. The reduction in the FERC-allowed base ROE is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. The FERC has not ruled on the merits of the rehearing requests and is under no deadline to do so. The allowed base ROE for the 15-month period related to the February 2015 complaint case was 12.38%. Each 50 basis point reduction in the allowed base ROE for this period would reduce Ameren’s and Ameren Illinois’ net income by an estimated $10 million and $6 million, respectively.
In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. Ameren is unable to predict the ultimate impact of the Notices of Inquiry at this time.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2019 and 2018:

	2019			2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered Illinois electric power costs(a)	$—	$4	$4	$—	$—	$—
Under-recovered PGA(a)	—	—	—	—	7	7
MTM derivative losses(b)	12	242	254	19	197	216
IEIMA revenue requirement reconciliation adjustment(c)(d)	—	17	17	—	70	70
FERC revenue requirement reconciliation adjustment(e)	—	1	16	—	16	30
Pension and postretirement benefit costs(f)	7	26	33	103	149	252
Income taxes(g)	114	61	177	119	68	185
Callaway costs(d)(h)	18	—	18	22	—	22
Unamortized loss on reacquired debt(i)	55	31	86	58	40	98
Environmental cost riders(j)	—	127	127	—	148	148
Storm costs(d)(k)	—	7	7	—	13	13
Workers’ compensation claims(l)	4	7	11	4	7	11
Construction accounting for pollution control equipment(d)(m)	15	—	15	16	—	16
Solar rebate program(n)	5	—	5	14	—	14
PISA(o)(d)	41	—	41	1	—	1
RESRAM(p)	9	—	9	—	—	—
FEJA energy-efficiency rider(d)(q)	—	211	211	—	136	136
Other	13	17	30	24	18	42
Total regulatory assets	$293	$751	$1,061	$380	$869	$1,261
Less: current regulatory assets	(8)	(57)	(69)	(14)	(110)	(134)
Noncurrent regulatory assets	$285	$694	$992	$366	$759	$1,127
Regulatory liabilities:
Over-recovered FAC(r)	$39	$—	$39	$34	$—	$34
Over-recovered Illinois electric power costs(a)	—	11	11	—	12	12
Over-recovered PGA(a)	8	14	22	7	3	10
Over-recovered VBA rider(s)	—	8	8	—	8	8
MTM derivative gains(b)	18	3	21	5	3	8
IEIMA revenue requirement reconciliation adjustment(c)	—	18	18	—	—	—
FERC revenue requirement reconciliation adjustment(e)	—	37	38	—	17	19
MEEIA energy-efficiency rider(t)	3	—	3	19	—	19
Estimated refund for FERC complaint cases(u)	—	23	40	—	26	44
Income taxes(g)	1,428	813	2,326	1,484	843	2,413
Cost of removal(v)	1,041	827	1,884	1,027	774	1,811
AROs(w)	303	—	303	175	—	175
Pension and postretirement benefit costs tracker(x)	72	—	72	43	—	43
Renewable energy credits and zero emission credits(y)	—	155	155	—	102	102
Excess income taxes collected in 2018(z)	60	—	60	60	—	60
Other	27	24	51	13	15	28
Total regulatory liabilities	$2,999	$1,933	$5,051	$2,867	$1,803	$4,786
Less: current regulatory liabilities	(62)	(84)	(164)	(68)	(62)	$(149)
Noncurrent regulatory liabilities	$2,937	$1,849	$4,887	$2,799	$1,741	$4,637

(a)	Under-recovered or over-recovered costs from utility customers. Amounts will be recovered from, or refunded to, customers within one year of the deferral.

(b)	Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.

(c)
The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Any under-recovery or over-recovery will be recovered from, or refunded to, customers with interest within two years.

(d)	These assets earn a return at the applicable WACC.

(e)
Ameren Illinois’ and ATXI’s annual revenue requirement reconciliation calculated pursuant to the FERC’s electric transmission formula ratemaking framework. Any under-recovery or over-recovery will be recovered from, or refunded to, customers within two years.

(f)
These costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.

(g)
The regulatory assets represent amounts that will be recovered from customers for deferred income taxes related to the equity component of allowance for funds used during construction and the effects of tax rate changes. The regulatory liabilities represent amounts that will be refunded to customers for deferred income taxes related to depreciation differences, other tax liabilities, and the unamortized portion of investment tax credits recorded at rates in excess of current statutory rates. Amounts associated with the equity component of allowance for funds used during construction, and the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. For net regulatory liabilities related to deferred income taxes recorded at rates other than the current statutory rate, the weighted-average remaining amortization periods at Ameren, Ameren Missouri, and Ameren Illinois are 34, 26, and 43 years.

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

(k)	Storm costs from 2016 and 2018 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.

(l)	The period of recovery will depend on the timing of actual expenditures.

(m)
The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux Energy Center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux Energy Center, currently through 2033.

(n)	Costs associated with Ameren Missouri’s solar rebate program. The amortization period for these assets will be determined in a future electric service regulatory rate review.

(o)
Under the PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense on certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals are added to rate base prospectively and amortized over a period of 20 years following a regulatory rate review.

(p)
Costs associated with Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Costs incurred over a twelve-month period beginning each August are amortized over a twelve-month period beginning February the following year.

(q)
The electric energy-efficiency investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from 7 to 12 years.

(r)
Under-recovered or over-recovered fuel costs to be recovered or refunded through the FAC. Specific accumulation periods aggregate the under-recovered or over-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from, or refund to, customers that occurs over the next eight months.

(s)
Under-recovered or over-recovered natural gas revenue caused by sales volume deviations from weather normalized sales approved by the ICC in rate regulatory reviews. Each year’s amount will be recovered from or refunded to customers from April through December of the following year.

(t)
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

(u)
The 2019 balances represent the estimated refunds to transmission customers related to the November 2019 FERC order in the November 2013 FERC complaint case. The 2018 balances represent the estimated refunds to transmission customers related to the February 2015 FERC complaint case, which was dismissed in the November 2019 order. See further discussion of the FERC ROE complaint cases above.

(v)	Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage.

(w)
Recoverable or refundable removal costs for AROs, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.

(x)
A regulatory recovery mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. For costs incurred prior to December 2016, the weighted-average remaining amortization period is three years. For costs incurred after December 2016, the amortization period will be determined in the current electric service regulatory rate review.

(y)	Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased.

(z)
The excess amount collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability will be reflected in customer rates over a period of time to be determined by the MoPSC in the current electric service regulatory rate review.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents property, plant, and equipment, net, at December 31, 2019 and 2018:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2019
Property, plant, and equipment at original cost:(b)
Electric generation	$11,880	$—	$—	$11,880
Electric distribution	6,371	6,299	—	12,670
Electric transmission	1,405	3,101	1,642	6,148
Natural gas	528	3,024	—	3,552
Other(c)	1,173	993	236	2,402
	21,357	13,417	1,878	36,652
Less: Accumulated depreciation and amortization	9,195	3,536	275	13,006
	12,162	9,881	1,603	23,646
Construction work in progress:
Nuclear fuel in process	135	—	—	135
Other	338	202	55	595
Property, plant, and equipment, net	$12,635	$10,083	$1,658	$24,376
2018
Property, plant, and equipment at original cost:(b)
Electric generation	$11,432	$—	$—	$11,432
Electric distribution	5,989	5,970	—	11,959
Electric transmission	1,277	2,647	1,385	5,309
Natural gas	500	2,701	—	3,201
Other(c)	1,008	863	230	2,101
	20,206	12,181	1,615	34,002
Less: Accumulated depreciation and amortization	8,726	3,294	253	12,273
	11,480	8,887	1,362	21,729
Construction work in progress:
Nuclear fuel in process	217	—	—	217
Other	406	311	147	864
Property, plant, and equipment, net	$12,103	$9,198	$1,509	$22,810

(a)
Amounts include two CTs that have related financing obligations. The gross cumulative asset value of those agreements was $236 million and $235 million at December 31, 2019 and 2018, respectively. The total accumulated depreciation associated with the two CTs was $95 million and $89 million at December 31, 2019 and 2018, respectively. See Note 5 – Long-term Debt and Equity Financings for additional information on these agreements.

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
Capitalized software costs are classified within “Property, Plant, and Equipment, Net” on the balance sheet and are amortized on a straight-line basis over the expected period of benefit, ranging from 5 to 10 years. The following table presents the amortization, gross carrying value, and related accumulated amortization of capitalized software by year:

	Amortization Expense			Gross Carrying Value		Accumulated Amortization
	2019	2018	2017	2019	2018	2019	2018
Ameren	$78	$71	$58	$901	$734	$(584)	$(514)
Ameren Missouri	30	24	20	303	223	(153)	(125)
Ameren Illinois	45	44	36	377	297	(221)	(183)

Annual amortization expense for capitalized costs for software placed in service as of December 31, 2019, is estimated to be as follows:

	2020	2021	2022	2023	2024
Ameren	$80	$74	$63	$50	$24
Ameren Missouri	36	34	29	24	12
Ameren Illinois	41	36	32	24	12

NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Credit Agreements
In December 2019, the Credit Agreements were amended and restated. The amended and restated agreements, among other things, extended the maturity dates of the Credit Agreements and provide $2.3 billion of credit through the extended maturity date. The total facility size of the Missouri Credit Agreement was increased from $1.0 billion to $1.2 billion. The total facility size of the Illinois Credit Agreement remained unchanged at $1.1 billion. The Credit Agreements, which were previously scheduled to mature in December 2022, are now scheduled to mature in December 2024. The maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. Credit available under the agreements is provided by 22 international, national, and regional lenders, with no single lender providing more than $130 million of credit in aggregate.
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

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren (parent)	$900	$500
Ameren Missouri	850	(a)
Ameren Illinois	(a)	800

(a)	Not applicable.
The borrowers have the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $1.4 billion for the Missouri Credit Agreement and $1.3 billion for the Illinois Credit Agreement. Ameren (parent) borrowings are due and payable no later than the maturity date of the Credit Agreements. Ameren Missouri and Ameren Illinois borrowings under the applicable Credit Agreement are due and payable no later than the earlier of the maturity date or 364 days after the date of the borrowing.
The obligations of the borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower’s long-term unsecured credit ratings or, if no such ratings are in effect, the borrower’s corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.3 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, issuance of letters of credit, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits. As of December 31, 2019, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.9 billion.
Ameren, Ameren Missouri, and Ameren Illinois did not borrow under the Credit Agreements for the years ended December 31, 2019 and 2018.
Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the years ended December 31, 2019 and 2018:

	Ameren (parent)		Ameren Missouri	Ameren Illinois		Ameren Consolidated
2019
Average daily commercial paper outstanding	$421		$122	$157		$700
Outstanding borrowings at period-end	153		234	53		440
Weighted-average interest rate	2.66%		2.62%	2.43%		2.60%
Peak outstanding commercial paper during period(a)	$651		$549	$356		$1,113
Peak interest rate	3.80%	(b)	2.97%	5.00%	(b)	5.00%	(b)
2018
Average daily commercial paper outstanding	$410		$61	$108		$579
Outstanding borrowings at period-end	470		55	72		597
Weighted-average interest rate	2.31%		1.94%	2.26%		2.26%
Peak outstanding commercial paper during period(a)	$543		$481	$442		$1,295
Peak interest rate	3.10%		2.80%	2.85%		3.10%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of the peak amounts presented by the companies may not equal the Ameren consolidated peak amount for the period.

(b)	In 2019, the peak interest rate was affected by temporary disruptions in the commercial paper market.
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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2019, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 54%, 49%, and 47%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
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
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2019.
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

Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2019, was 2.48% (2018 – 2.10%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by Ameren Missouri and Ameren Illinois for the years ended December 31, 2019, 2018, and 2017.
NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, as of December 31, 2019 and 2018:

	2019	2018
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$350	$350
2.50% Senior unsecured notes due 2024	450	—
3.65% Senior unsecured notes due 2026	350	350
Total long-term debt, gross	1,150	700
Less: Unamortized debt issuance costs	(6)	(3)
Less: Maturities due within one year	(350)	—
Long-term debt, net	$794	$697
Ameren Missouri:
Bonds and notes:
6.70% Senior secured notes due 2019	$—	$329
5.10% Senior secured notes due 2019	—	244
5.00% Senior secured notes due 2020(a)	85	85
1.60% 1992 Series bonds due 2022(b)(c)	47	47
3.50% Senior secured notes due 2024(a)	350	350
2.95% Senior secured notes due 2027(a)	400	400
5.45% First mortgage bonds due 2028	—	(d)
3.50% First mortgage bonds due 2029(f)	450	—
2.90% 1998 Series A bonds due 2033(b)(c)	60	60
2.90% 1998 Series B bonds due 2033(b)(c)	50	50
2.75% 1998 Series C bonds due 2033(b)(c)	50	50
5.50% Senior secured notes due 2034(a)	184	184
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(e)	350	350
3.90% Senior secured notes due 2042(a)(e)	485	485
3.65% Senior secured notes due 2045(a)	400	400
4.00% First mortgage bonds due 2048(f)	425	425
3.25% First mortgage bonds due 2049(f)	330	—
Finance obligations:
City of Bowling Green agreement (Peno Creek CT) due 2022(g)	23	30
Audrain County agreement (Audrain County CT) due 2023(g)	240	240
Total long-term debt, gross	4,229	4,029
Less: Unamortized discount and premium	(9)	(9)
Less: Unamortized debt issuance costs	(30)	(22)
Less: Maturities due within one year	(92)	(580)
Long-term debt, net	$4,098	$3,418

	2019	2018
Ameren Illinois:
Bonds and notes:
2.70% Senior secured notes due 2022(h)(i)	$400	$400
5.90% First mortgage bonds due 2023	—	(d)
5.70% First mortgage bonds due 2024	—	(d)
3.25% Senior secured notes due 2025(h)	300	300
6.125% Senior secured notes due 2028(h)	60	60
1993 Series B-1 Senior unsecured notes due 2028(c)	—	17
3.80% First mortgage bonds due 2028(j)	430	430
6.70% Senior secured notes due 2036(h)	61	61
6.70% Senior secured notes due 2036(h)	42	42
4.80% Senior secured notes due 2043(h)	280	280
4.30% Senior secured notes due 2044(h)	250	250
4.15% Senior secured notes due 2046(h)	490	490
3.70% First mortgage bonds due 2047(j)	500	500
4.50% First mortgage bonds due 2049(j)	500	500
3.25% First mortgage bonds due 2050(j)	300	—
Total long-term debt, gross	3,613	3,330
Less: Unamortized discount and premium	(4)	(3)
Less: Unamortized debt issuance costs	(34)	(31)
Long-term debt, net	$3,575	$3,296
ATXI:
3.43% Senior notes due 2050(k)	$450	$450
Total long-term debt, gross	450	450
Less: Unamortized debt issuance costs	(2)	(2)
Long-term debt, net	$448	$448
Ameren consolidated long-term debt, net	$8,915	$7,859

(a)
These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2049 maturity of the 3.25% first mortgage bonds and the restrictions preventing a release date to occur that are attached to certain senior secured notes described in footnote (e) below, Ameren Missouri does not expect the first mortgage lien protection associated with these notes to fall away.

(b)
These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri’s senior secured notes.

(c)
Prior to the change in the method of determining the interest rates applicable to the Ameren Missouri bonds and the extinguishment of Ameren Illinois’ senior unsecured notes, the interest rates and the periods during which such rates apply varied depending on our selection of defined rate modes. The average interest rates for the respective applicable period in 2019 and the year ended December 31, 2018 were as follows:

	2019	2018
Ameren Missouri 1992 Series due 2022	2.58%	2.37%
Ameren Missouri 1998 Series A due 2033	3.43%	2.76%
Ameren Missouri 1998 Series B due 2033	3.57%	2.79%
Ameren Missouri 1998 Series C due 2033	3.43%	2.83%
Ameren Illinois 1993 Series B-1 due 2028	1.68%	1.58%

(d)	Amount less than $1 million.

(e)
Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.

(f)	These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri bond indenture. They are secured by substantially all Ameren Missouri property and franchises.

(g)
Payments due related to these financing obligations are paid to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the city/county and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the agreements are equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. The balance of both the financing obligations and the related investments in debt securities, recorded in “Other Assets,” was $263 million and $270 million, respectively, as of December 31, 2019 and 2018.

(h)
These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under its mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under its mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2050 maturity date of the 3.25% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.

(i)	Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur.

(j)	These bonds are first mortgage bonds issued by Ameren Illinois under its mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises.

(k)	The following table presents the principal maturities schedule for the 3.43% senior notes due 2050:

Payment Date	Principal Payment
August 2022	$49.5
August 2024	49.5
August 2027	49.5
August 2030	49.5
August 2032	49.5
August 2038	49.5
August 2043	76.5
August 2050	76.5
Total	$450.0
The following table presents the aggregate maturities of long-term debt, including current maturities, at December 31, 2019:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated(a)
2020	$350	$92	$—	$—	$442
2021	—	8	—	—	8
2022	—	55	400	50	505
2023	—	240	—	—	240
2024	450	350	—	50	850
Thereafter	350	3,484	3,213	350	7,397
Total	$1,150	$4,229	$3,613	$450	$9,442

(a)
Excludes unamortized discount, unamortized premium, and debt issuance costs of $6 million, $39 million, $38 million and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois and ATXI, respectively.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable at the option of the issuer, at the prices shown below as of December 31, 2019 and 2018:

	Shares Outstanding	Redemption Price (per share)		2019	2018
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	103.00		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142

(a)	In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
Under the DRPlus and its 401(k) plan, Ameren issued 0.9 million and 1.2 million shares of common stock in 2019 and 2018, respectively, and received proceeds of $68 million and $74 million for the respective years. In addition, Ameren issued 0.8 million and 0.7 million shares of common stock valued at $54 million and $35 million in 2019 and 2018, respectively, for no cash consideration in connection with stock-based compensation. Ameren did not issue any common stock in 2017.
In October 2018, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under its 401(k) plan. Shares of common stock issuable under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
In May 2017, Ameren filed a Form S-3 registration statement with the SEC, authorizing the offering of 6 million additional shares of its common stock under the DRPlus, which expires in May 2020. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions..
In December 2017, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an indeterminate amount of certain types of securities. The registration statement became effective immediately upon filing and expires in December 2020.

In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale price was initially $74.18 per share. The initial forward price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreement by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreement. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price.
The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At December 31, 2019, Ameren could have settled the forward sale agreement with physical delivery of 7.5 million shares of common stock to the counterparty in exchange for cash of $555 million. The forward sale could have also been settled at December 31, 2019, with delivery of approximately $25 million of cash or approximately 0.3 million shares of common stock to the counterparty, if Ameren had elected to net cash or net share, respectively.
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
In September 2019, Ameren issued $450 million of 2.50% senior unsecured notes due September 2024, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2020. Ameren received net proceeds of $447 million, which were used to repay outstanding short-term debt.
Ameren Missouri
In February 2020, $85 million principal amount of Ameren Missouri’s 5.00% senior secured notes matured and were repaid with commercial paper borrowings.
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
In June and July 2019, all of the 1992 Series bonds, 1998 Series A bonds, 1998 Series B bonds, and 1998 Series C bonds issued by the Missouri Environmental Authority on behalf of Ameren Missouri were subject to purchase in lieu of redemption or a mandatory tender as a result of a change in the method of determining the interest rates on the bonds. The interest rate method of each of the series of bonds, as well as Ameren Missouri’s first mortgage bonds that collaterally secure each of the series of bonds, was changed from a variable rate to a fixed rate. Upon the change in the method of determining the interest rate, the bonds, totaling $207 million, were remarketed to new investors. The following table provides additional information on the bonds:

	1992 Series	1998 Series A	1998 Series B	1998 Series C
Transaction month	June 2019	July 2019	July 2019	June 2019
Principal amount	$47	$60	$50	$50
Fixed interest rate	1.60%	2.90%	2.90%	2.75%
Variable interest rate(a)	2.58%	3.43%	3.57%	3.43%
Maturity	December 2022	September 2033	September 2033	September 2033
Interest payment dates	June 1 and December 1	March 1 and September 1	March 1 and September 1	March 1 and September 1
Initial interest payment date	December 2019	September 2019	September 2019	September 2019

(a)	Represents the variable interest rate of the bonds effective prior to the change in method of determining the interest rate.
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

In April 2018, Ameren Missouri issued $425 million of 4.00% first mortgage bonds due April 2048, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2018. Ameren Missouri received net proceeds of $419 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $179 million of its 6.00% senior secured notes that matured April 1, 2018.
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
In September 2019, Ameren Illinois redeemed the remaining amount outstanding of its 5.70% first mortgage bonds due 2024 for less than $1 million. Additionally, in October 2019, Ameren Illinois redeemed the remaining amount outstanding of its 5.90% first mortgage bonds due 2023 for less than $1 million. Following the redemption of the 5.90% first mortgage bonds, Ameren Illinois collaterally secured its 6.70% senior secured notes due 2036 with first mortgage bonds issued under its mortgage indenture.
In November 2019, Ameren Illinois issued $300 million of 3.25% first mortgage bonds due March 2050, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2020. Ameren Illinois received net proceeds of $296 million, which were used to repay outstanding short-term debt.
In May 2018, Ameren Illinois issued $430 million of 3.80% first mortgage bonds due May 2028, with interest payable semiannually on May 15 and November 15 of each year, beginning November 15, 2018. Ameren Illinois received net proceeds of $427 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $144 million of its 6.25% senior secured notes that matured April 1, 2018.
In November 2018, Ameren Illinois issued $500 million of 4.50% first mortgage bonds due March 2049, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2019. Ameren Illinois received net proceeds of $495 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Illinois incurred in connection with the repayment of $313 million of its 9.75% senior secured notes that matured November 15, 2018.
For information on Ameren Illinois’ capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2019, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	4.0	$5,251	>2.5	125.7	$2,808
Ameren Illinois	>2.0	6.8	6,668	>1.5	3.2	203	(d)

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $2,358 million and $643 million at Ameren Missouri and Ameren Illinois, respectively.

(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.

(d)	Preferred stock issuable is restricted by the amount of preferred stock that is currently authorized by Ameren Illinois’ articles of incorporation.
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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2019, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 51%.
ATXI’s note purchase agreement includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2019, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2019, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$28		$36		$24
Interest income on industrial development revenue bonds	25		26		26
Other interest income	8		7		8
Non-service cost components of net periodic benefit income	90	(a)	70	(a)	44
Other income	6		8		5
Charitable donations	(12)		(33)		(8)
Other expense	(15)		(12)		(13)
Total Other Income, Net	$130		$102		$86
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$19		$27		$21
Interest income on industrial development revenue bonds	25		26		26
Other interest income	1		2		1
Non-service cost components of net periodic benefit income	18	(a)	17	(a)	22
Other income	5		4		3
Charitable donations	(3)		(14)		(2)
Other expense	(7)		(6)		(6)
Total Other Income, Net	$58		$56		$65

	2019	2018	2017
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$9	$9	$3
Interest income	6	6	7
Non-service cost components of net periodic benefit income	47	34	10
Other income	3	3	2
Charitable donations	(5)	(6)	(5)
Other expense	(7)	(4)	(5)
Total Other Income, Net	$53	$42	$12

(a)
For the years ended December 31, 2019, and 2018, the non-service cost components of net periodic benefit income were partially offset by a deferral of $29 million and $17 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:

•	an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;

•	market values of natural gas and uranium inventories that differ from the cost of those commodities in inventory;

•	actual cash outlays for the purchase of these commodities that differ from anticipated cash outlays; and

•	actual off-system sales revenues that differ from anticipated revenues.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2019 and 2018, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2019 and 2018. As of December 31, 2019, these contracts extended through October 2022, March 2024, May 2032, and March 2023 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2019			2018
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	58	—	58	66	—	66
Natural gas (in mmbtu)	20	136	156	19	154	173
Power (in megawatthours)	5	7	12	1	8	9
Uranium (pounds in thousands)	565	—	565	380	—	380

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2019 and 2018:

		2019			2018
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$4	$—	$4	$3	$—	$3
	Other assets	2	—	2	5	—	5
Natural gas	Other current assets	—	3	3	—	1	1
	Other assets	—	1	1	—	2	2
Power	Other current assets	14	—	14	4	—	4
	Other assets	2	—	2	—	—	—
	Total assets	$22	$4	$26	$12	$3	$15
Fuel oils	Other current liabilities	$4	$—	$4	$4	$—	$4
	Other deferred credits and liabilities	3	—	3	9	—	9
Natural gas	Other current liabilities	1	12	13	4	8	12
	Other deferred credits and liabilities	1	6	7	1	6	7
Power	Other current liabilities	2	17	19	4	14	18
	Other deferred credits and liabilities	1	207	208	—	169	169
Uranium	Other deferred credits and liabilities	1	—	1	—	—	—
	Total liabilities	$13	$242	$255	$22	$197	$219

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2019 and 2018.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of December 31, 2019, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of December 31, 2019, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
Level 1 (quoted prices in active markets for identical assets or liabilities): Inputs based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities are primarily exchange-traded derivatives, cash and cash equivalents, and listed equity securities.
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
Level 3 (significant other unobservable inputs): Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued by internally developed models and assumptions or methodologies that use significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets, where pricing is largely unobservable. We value Level 3 instruments by using pricing models with inputs that are often unobservable in the market, such as certain internal assumptions, quotes or prices from outside sources not supported by a liquid market, or trend rates. Our development and corroboration process entails reasonableness reviews and an evaluation of all sources to identify any anomalies or potential errors.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2019, 2018, or 2017. At December 31, 2019 and 2018, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		December 31, 2019					December 31, 2018
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren	Derivative assets – commodity contracts:
	Fuel oils	$—	$—	$6	$6		$1	$—	$7	$8
	Natural gas	—	1	3	4		—	2	1	3
	Power	—	2	14	16		—	1	3	4
	Total derivative assets – commodity contracts	$—	$3	$23	$26		$1	$3	$11	$15
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$569	$—	$—	$569		$427	$—	$—	$427
	Debt securities:
	U.S. Treasury and agency securities	—	107	—	107		—	148	—	148
	Corporate bonds	—	93	—	93		—	72	—	72
	Other	—	73	—	73		—	32	—	32
	Total nuclear decommissioning trust fund	$569	$273	$—	$842	(a)	$427	$252	$—	$679	(a)
	Total Ameren	$569	$276	$23	$868		$428	$255	$11	$694
Ameren Missouri	Derivative assets – commodity contracts:
	Fuel oils	$—	$—	$6	$6		$1	$—	$7	$8
	Power	—	2	14	16		—	1	3	4
	Total derivative assets – commodity contracts	$—	$2	$20	$22		$1	$1	$10	$12
	Nuclear decommissioning trust fund:
	Equity securities:
	U.S. large capitalization	$569	$—	$—	$569		$427	$—	$—	$427
	Debt securities:
	U.S. Treasury and agency securities	—	107	—	107		—	148	—	148
	Corporate bonds	—	93	—	93		—	72	—	72
	Other	—	73	—	73		—	32	—	32
	Total nuclear decommissioning trust fund	$569	$273	$—	$842	(a)	$427	$252	$—	$679	(a)
	Total Ameren Missouri	$569	$275	$20	$864		$428	$253	$10	$691
Ameren Illinois	Derivative assets – commodity contracts:
	Natural gas	$—	$1	$3	$4		$—	$2	$1	$3
Liabilities:
Ameren	Derivative liabilities – commodity contracts:
	Fuel oils	$1	$—	$6	$7		$2	$—	$11	$13
	Natural gas	3	14	3	20		—	15	4	19
	Power	—	2	225	227		—	1	186	187
	Uranium	—	—	1	1		—	—	—	—
	Total Ameren	$4	$16	$235	$255		$2	$16	$201	$219
Ameren Missouri	Derivative liabilities – commodity contracts:
	Fuel oils	$1	$—	$6	$7		$2	$—	$11	$13
	Natural gas	—	2	—	2		—	5	—	5
	Power	—	2	1	3		—	1	3	4
	Uranium	—	—	1	1		—	—	—	—
	Total Ameren Missouri	$1	$4	$8	$13		$2	$6	$14	$22
Ameren Illinois	Derivative liabilities – commodity contracts:
	Natural gas	$3	$12	$3	$18		$—	$10	$4	$14
	Power	—	—	224	224		—	—	183	183
	Total Ameren Illinois	$3	$12	$227	$242		$—	$10	$187	$197

(a)	Balance excludes $5 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2019 and 2018, respectively.
See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2019 and 2018.

Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	2019			2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$—	$(183)	$(183)	$7	$(195)	$(188)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	23	(56)	(33)	(6)	—	(6)
Purchases	—	—	—	5	—	5
Settlements	(7)	15	8	(5)	12	7
Transfers out of Level 3	(3)	—	(3)	(1)	—	(1)
Ending balance at December 31	$13	$(224)	$(211)	$—	$(183)	$(183)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	$12	$(54)	$(42)	$(1)	$(2)	$(3)

For the years ended December 31, 2019 and 2018, there were no material transfers between fair value hierarchy levels.
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2019 and 2018:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2019	Power(c)	$14	$(225)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)	22 – 34	25
					Nodal basis($/MWh)	(6) – 0	(2)
					Trend rate(%)	(1) – 0	0
2018	Power(d)	$3	$(186)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps($/MWh)	23 – 39	28
					Nodal basis($/MWh)	(9) – 0	(2)
				Fundamental energy production model	Estimated future natural gas prices($/mmbtu)	3 – 4	3

(a)	Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Unobservable inputs were weighted by relative fair value.

(c)
Valuations through 2028 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2028 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.

(d)
Valuations through 2022 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2022 use a fundamental energy production model incorporating estimated future natural gas prices.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2019 and 2018:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:	December 31, 2019
Cash, cash equivalents, and restricted cash	$176		$176	$—	$—		$176
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	440		—	440	—		440
Long-term debt (including current portion)(a)	9,357	(b)	—	9,957	484	(c)	10,441
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$39		$39	$—	$—		$39
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	234		—	234	—		234
Long-term debt (including current portion)(a)	4,190	(b)	—	4,772	—		4,772
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$125		$125	$—	$—		$125
Short-term debt	53		—	53	—		53
Long-term debt (including current portion)	3,575	(b)	—	4,019	—		4,019
	December 31, 2018
Ameren:
Cash, cash equivalents, and restricted cash	$107		$107	$—	$—		$107
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	597		—	597	—		597
Long-term debt (including current portion)(a)	8,439	(b)	—	8,240	429	(c)	8,669
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	270		—	270	—		270
Short-term debt	55		—	55	—		55
Long-term debt (including current portion)(a)	3,998	(b)	—	4,156	—		4,156
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$80		$80	$—	$—		$80
Short-term debt	72		—	72	—		72
Long-term debt (including current portion)	3,296	(b)	—	3,391	—		3,391

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of December 31, 2019 and 2018, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $72 million, $30 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2019. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $58 million, $22 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2018.

(c)	The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 9 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, as amended, the DOE is responsible for disposing of spent nuclear fuel from the Callaway Energy Center and other commercial nuclear energy centers. As required by the act, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received reimbursements from the DOE of $21 million, $11 million, and $3 million in 2019, 2018, and 2017, respectively. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway Energy Center is not expected to adversely affect the continued operations of the energy center.
Decommissioning
Electric rates charged to customers provide for the recovery of the Callaway Energy Center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway Energy Center’s decommissioning. It is assumed that the Callaway Energy Center site will be decommissioned after its retirement through the immediate dismantlement method and removed from service. The Callaway Energy Center’s operating license expires in 2044. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in September 2017 and reflected within the ARO. In January 2018, the MoPSC approved no change in electric rates for decommissioning costs consistent with Ameren Missouri’s updated cost study and funding analysis.
The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any additional funding requirements resulting from such earnings deficiency will be recovered in customer rates.
Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway Energy Center. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2019 and 2018. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Proceeds from sales and maturities	$260	$299	$305
Gross realized gains	10	18	13
Gross realized losses	2	5	5

Net realized and unrealized gains and losses are deferred and are currently reflected in the regulatory liability related to AROs on Ameren’s and Ameren Missouri’s balance sheets. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. See Note 2 – Rate and Regulatory Matters for the regulatory liability recorded at December 31, 2019.
The following table presents the cost and fair value of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2019 and 2018:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2019
Debt securities	$262	$11	$—	$273
Equity securities	183	393	7	569
Cash and cash equivalents	26	—	—	26
Other(a)	(21)	—	—	(21)
Total	$450	$404	$7	$847
2018
Debt securities	$253	$3	$4	$252
Equity securities	162	277	12	427
Cash and cash equivalents	3	—	—	3
Other(a)	2	—	—	2
Total	$420	$280	$16	$684

(a)	Represents net receivables and payables relating to pending securities sales, interest, and securities purchases.

The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2019:

	Cost	Fair Value
Less than 5 years	$112	$114
5 years to 10 years	56	58
Due after 10 years	94	101
Total	$262	$273

There are unrealized losses relating to certain available-for-sale investments included in the nuclear decommissioning trust fund, deferred within the regulatory liability as discussed above. Decommissioning will not occur until the Callaway Energy Center is retired.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at December 31, 2019:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2020	$450		$—
Pool participation	(a)	13,486	(a)	138	(b)
		$13,936	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2019	$3,200	(d)	$27	(e)
Replacement power:
NEIL	April 1, 2019	$490	(f)	$7	(e)

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

(c)
Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. This limit is subject to change to account for the effects of inflation and changes in the number of licensed power reactors.

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
Losses resulting from terrorist attacks on nuclear facilities insured by NEIL are subject to industrywide aggregates, such that terrorist acts against one or more commercial nuclear power plants within a stated time period would be treated as a single event, and the owners of the nuclear power plants would share the limit of liability. NEIL policies have an aggregate limit of $3.2 billion within a 12-month period for radiation events, or $1.8 billion for events not involving radiation contamination, resulting from terrorist attacks. The EMANI policies are not subject to industrywide aggregates in the event of terrorist attacks on nuclear facilities.
If losses from a nuclear incident at the Callaway Energy Center exceed the limits of, or are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 10 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren has defined benefit pension plans covering substantially all of its employees. Ameren has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. Ameren’s qualified pension plan is the

Ameren Retirement Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren Supplemental Retirement Plan, which is available to provide certain management employees and retirees with a supplemental benefit when their qualified pension plan benefits are capped in compliance with Internal Revenue Code limitations. Ameren’s other postretirement plan is the Ameren Retiree Welfare Benefit Plan. Only Ameren subsidiaries participate in the plans listed above.
Ameren’s unfunded obligation under its pension and other postretirement benefit plans was $216 million and $481 million as of December 31, 2019 and 2018, respectively. These net liabilities are recorded in “Other current liabilities,” “Pension and other postretirement benefits,” and “Other assets” on Ameren’s consolidated balance sheet. The decrease in the unfunded obligation during 2019 was primarily the result of an increase in the return on plan assets of the pension and postretirement trusts offset by a 75 basis point decrease in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The decrease in the unfunded obligation also resulted in a decrease to “Regulatory assets” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability/(asset) recorded on the balance sheets as of December 31, 2019 and 2018:

	2019	2018
Ameren(a)	$216	$481
Ameren Missouri	142	229
Ameren Illinois(a)	(16)	120

(a)	Assets associated with other postretirement benefits are recorded in “Other assets” on the balance sheet.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2019 and 2018. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2019 and 2018, that have not been recognized in net periodic benefit costs.

	2019			2018
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$4,735	$	(a)	$4,258	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,459		$1,034	$4,827		$1,240
Service cost	88		18	100		21
Interest cost	187		43	169		40
Plan amendments	—		2	—		(49)
Participant contributions	—		8	—		9
Actuarial (gain) loss	469		69	(401)		(163)
Benefits paid	(236)		(64)	(236)		(64)
Net benefit obligation at end of year	4,967		1,110	4,459		1,034
Change in plan assets:
Fair value of plan assets at beginning of year	3,899		1,113	4,293		1,223
Actual return on plan assets	878		237	(218)		(57)
Employer contributions	23		3	60		2
Participant contributions	—		8	—		9
Benefits paid	(236)		(64)	(236)		(64)
Fair value of plan assets at end of year	4,564		1,297	3,899		1,113
Funded status – deficiency (surplus)	403		(187)	560		(79)
Accrued benefit cost (asset) at December 31	$403		$(187)	$560		$(79)
Amounts recognized in the balance sheet consist of:
Noncurrent asset(b)	$—		$(187)	$—		$(79)
Current liability(c)	2		—	2		—
Noncurrent liability	401		—	558		—
Net liability (asset) recognized	$403		$(187)	$560		$(79)
Amounts recognized in regulatory assets consist of:
Net actuarial (gain) loss	$244		$(170)	$393		$(91)
Prior service credit	—		(41)	(2)		(48)
Amounts recognized in accumulated OCI (pretax) consist of:
Net actuarial loss	26		4	35		3
Total	$270		$(207)	$426		$(136)

(a)	Not applicable.

(b)	Included in “Other assets” on Ameren’s consolidated balance sheet.

(c)	Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate at measurement date	3.50%	4.25%	3.50%	4.25%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of nearly 900 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In addition, during 2019, Ameren adopted the Society of Actuaries mortality table and adopted the

Society of Actuaries 2019 Mortality Improvement Scale. The updated mortality table reflects lower life expectancy in aggregate compared with the 2018 Society of Actuaries mortality table. The updated improvement scale assumes a lower rate of mortality improvement, compared with the 2018 Mortality Improvement Scale. The impact of the adoption of the table and the scale results in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2019, its investment performance in 2019, and its pension funding policy, Ameren expects to make annual contributions of up to approximately $45 million in each of the next five years, with aggregate estimated contributions of $70 million. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2019, 2018, and 2017:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Ameren Missouri	$3	$18	$19	$1	$1	$1
Ameren Illinois	19	35	37	1	1	1
Other	1	7	8	1	—	—
Ameren	$23	$60	$64	$3	$2	$2
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 7.00% in 2020. No plan assets are expected to be returned to Ameren during 2020.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value), and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2020 and our pension and postretirement plans’ asset categories as of December 31, 2019 and 2018:

Asset Category	Target Allocation 2020	Percentage of Plan Assets at December 31,
		2019	2018
Pension Plan:
Cash and cash equivalents	0% – 5%	3%	1%
Equity securities:
U.S. large-capitalization	21% – 31%	27%	24%
U.S. small- and mid-capitalization	3% – 13%	7%	7%
International	9% – 19%	14%	13%
Global	3% – 13%	9%	8%
Total equity	51% – 61%	57%	52%
Debt securities	35% – 45%	36%	42%
Real estate	0% – 9%	4%	5%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	1%	2%
Equity securities:
U.S. large-capitalization	23% – 33%	31%	40%
U.S. small- and mid-capitalization	3% – 13%	9%	7%
International	9% – 19%	14%	13%
Global	5% – 15%	11%	—%
Total equity	55% – 65%	65%	60%
Debt securities	33% – 43%	34%	38%
Total		100%	100%

(a)	Less than 1% of plan assets.
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
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2019. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value and NAV as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$—	$—	$139	$139	$—	$—	$41	$41
Equity securities:
U.S. large-capitalization	—	—	1,253	1,253	—	—	955	955
U.S. small- and mid-capitalization	344	—	—	344	272	—	—	272
International	296	—	363	659	224	—	298	522
Global	—	—	407	407	—	—	321	321
Debt securities:
Corporate bonds	—	597	13	610	—	701	19	720
Municipal bonds	—	75	—	75	—	87	—	87
U.S. Treasury and agency securities	5	1,010	—	1,015	—	891	—	891
Other	—	8	—	8	1	11	—	12
Real estate	—	—	211	211	—	—	202	202
Private equity	—	—	2	2	—	—	3	3
Total	$645	$1,690	$2,388	$4,723	$497	$1,690	$1,839	$4,026
Less: Medical benefit assets(a)				(176)				(144)
Plus: Net receivables(b)				17				17
Fair value of pension plans’ assets				$4,564				$3,899

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.

(b)	Receivables related to pending securities sales, offset by payables related to pending securities purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value and NAV as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$12	$—	$—	$12	$32	$—	$—	$32
Equity securities:
U.S. large-capitalization	238	—	112	350	297	—	89	386
U.S. small- and mid-capitalization	93	—	—	93	63	—	—	63
International	59	—	102	161	45	—	84	129
Global	—	—	120	120	—	—	—	—
Other	—	—	—	—	—	12	—	12
Debt securities:
Corporate bonds	—	—	—	—	—	144	—	144
Municipal bonds	—	107	—	107	—	107	—	107
U.S. Treasury and agency securities	—	—	—	—	—	62	—	62
Other	—	—	277	277	—	7	34	41
Total	$402	$107	$611	$1,120	$437	$332	$207	$976
Plus: Medical benefit assets(a)				176				144
Less: Net payables(b)				1				(7)
Fair value of postretirement benefit plans’ assets				$1,297				$1,113

(a)
Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.

(b)	Payables related to pending securities purchases, offset by interest receivables and receivables related to pending securities sales.

Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of Ameren’s pension and postretirement benefit plans during 2019, 2018, and 2017:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Service cost(a)	$88	$100	$93	$18	$21	$21
Non-service cost components:
Interest cost	187	169	179	43	40	47
Expected return on plan assets	(276)	(276)	(262)	(77)	(77)	(75)
Amortization of:
Prior service credit	(1)	(1)	(1)	(5)	(4)	(5)
Actuarial (gain) loss	25	68	55	(15)	(6)	(6)
Total non-service cost components(b)	$(65)	$(40)	$29	$(54)	$(47)	$(39)
Net periodic benefit cost (income)	$23	$60	$64	$(36)	$(26)	$(18)
(a)    Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.

(b)
2019 and 2018 amounts and the non-capitalized portion of 2017 non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 6 – Other Income, Net for additional information.

The estimated amounts that will be amortized from regulatory assets and accumulated OCI into Ameren’s net periodic benefit cost in 2020 are as follows:

	Pension Benefits	Postretirement Benefits
Regulatory assets:
Prior service credit	$(1)	$(4)
Net actuarial (gain) loss	52	(9)
Accumulated OCI:
Net actuarial loss	5	—
Total	$56	$(13)
Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses subject to amortization are amortized on a straight-line basis over 10 years.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred for the years ended December 31, 2019, 2018, and 2017:

	Pension Costs			Postretirement Costs
	2019	2018	2017	2019	2018	2017
Ameren Missouri(a)	$5	$22	$24	$(6)	$(1)	$(4)
Ameren Illinois	20	39	41	(30)	(25)	(14)
Other	(2)	(1)	(1)	—	—	—
Ameren	$23	$60	$64	(36)	$(26)	$(18)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2019, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2020	$257	$3	$58	$2
2021	269	3	60	2
2022	274	3	61	2
2023	279	3	63	2
2024	284	3	64	2
2025 – 2029	1,446	12	313	12

The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2019, 2018, and 2017:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate at measurement date	4.25%	3.50%	4.00%	4.25%	3.50%	4.00%
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)(a)	(b)	(b)	(b)	5.00	5.00	5.00
Medical cost trend rate (ultimate)(a)	(b)	(b)	(b)	5.00	5.00	5.00

(a)	Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

(b)	Not applicable.
The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits			Postretirement Benefits
	Service Cost and Interest Cost	Expected Return on Assets	Projected Benefit Obligation	Service Cost and Interest Cost	Expected Return on Assets	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$—	$165	$—	$—	$36
0.25% decrease in return on assets	—	10	—	—	3	—
0.25% increase in future compensation	2	—	14	—	—	—
1.00% increase in annual medical trend	—	—	—	3	—	57
1.00% decrease in annual medical trend	—	—	—	(3)	—	(57)

Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2019. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Ameren Missouri	$19	$17	$16
Ameren Illinois	16	15	13
Other	—	1	1
Ameren	$35	$33	$30
NOTE 11 – STOCK-BASED COMPENSATION
The 2014 Omnibus Incentive Compensation Plan is Ameren’s long-term stock-based compensation plan for eligible employees and directors. It provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. At December 31, 2019, there were 3.1 million common shares remaining for grant. Awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2019 and 2018, and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2020.
The following table summarizes Ameren’s nonvested performance share unit and restricted stock unit activity for the year ended December 31, 2019:

	Performance Share Units		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2019(a)	682,811	$56.58	155,253	$57.38
Granted	304,384	67.42	132,526	65.89
Forfeitures	(35,120)	64.40	(11,802)	62.75
Vested and undistributed(b)	(235,275)	62.28	(53,297)	61.99
Vested and distributed	(176,923)	44.13	(2,403)	54.30
Nonvested at December 31, 2019(c)	539,877	$63.79	220,277	$61.13

(a)	Does not include 619,783 performance share units and 26,557 restricted stock units that were vested and undistributed.

(b)
Vested and undistributed units are awards that vest on a pro-rata basis due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.

(c)	Does not include 503,283 of performance share units and 79,854 of restricted stock units that were vested and undistributed.
Performance Share Units
A performance share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
The fair value of each share unit is based on Ameren’s closing common share price at December 31st of the year prior to the award year and a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on Ameren’s TSR for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulation can produce a greater fair value for the share unit than the applicable closing common share price because it includes the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also include a three-year risk-free rate, Ameren’s common stock volatility, volatility for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period. The following table presents the fair value of each share unit along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Fair value of share units awarded	$67.42	$62.88	$59.16
Three-year risk-free rate	2.46%	1.98%	1.47%
Ameren’s common stock volatility(a)	17%	17%	19%
Volatility range for the peer group(a)	15% – 25%	15% – 23%	15% – 21%

(a)	Based on a historical period that is equal to the remaining term of the performance period as of the grant date.
Restricted Stock Units
Restricted stock units vest and entitle an employee to receive shares of Ameren common stock (plus accumulated dividends) if the individual remains employed with Ameren through the payment date of the awards. Generally, in the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis. The payout date of the awards is approximately 38 months after the grant date. The fair value of each restricted stock unit is determined by Ameren’s closing common share price on the grant date.
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Ameren Missouri	$4	$4	$4
Ameren Illinois	3	3	2
Other(a)	13	13	12
Ameren	20	20	18
Less income tax benefit	5	6	7
Stock-based compensation expense, net	$15	$14	$11

(a)	Represents compensation expense for employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units and restricted stock units of $83 million, $54 million, and $39 million for the years ended December 31, 2019, 2018, and 2017. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, total compensation cost of $28 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 22 months.
For the years ended December 31, 2019, 2018, and 2017, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $15 million, $6 million, and $4 million, respectively.

NOTE 12 – INCOME TAXES
Federal Tax Reform
The TCJA was enacted on December 22, 2017. Substantially all of the provisions of the TCJA affecting the Ameren Companies, other than certain transition depreciation rules, are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code, including amendments that significantly change the taxation of business entities and specific provisions related to regulated public utilities. The most significant change that affects the Ameren Companies is the reduction in the federal corporate statutory income tax rate from 35% to 21%. Specific provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, the elimination of accelerated depreciation tax benefits from certain regulated utility capital investments acquired after September 27, 2017, and the continuation of certain rate normalization requirements related to the flow back of excess deferred income taxes. Ameren (parent) is subject to provisions of the TCJA that limit the deductibility of interest expense, but such limitation did not affect Ameren in 2018 or 2019.
In accordance with GAAP, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. GAAP also requires deferred tax assets and liabilities to be measured at the tax rate that is expected to apply when temporary differences are realized or settled. Thus, in December 2017, the Ameren Companies’ deferred taxes were revalued using the new tax rate. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes was deferred as a regulatory asset or liability on the balance sheet and will be collected from, or refunded, to customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes was recorded as income tax expense. During the year ended December 31, 2017, Ameren, Ameren Missouri, and Ameren Illinois recorded provisional estimates of $154 million, $32 million, and ($5) million, respectively, of income tax expense (benefit) primarily related to depreciation transition rules and 2017 property, plant, and equipment, compensation, and pension-related deductions. During the year ended December 31, 2018, Ameren, Ameren Missouri, and Ameren Illinois updated their respective provisional estimates in accordance with SEC staff guidance and recorded $13 million, $4 million, and $4 million, respectively, of income tax expense, primarily due to the application of proposed IRS regulations on depreciation transition rules. As of December 31, 2018, Ameren, Ameren Missouri, and Ameren Illinois completed their accounting for certain effects of the TCJA.
For our regulated operations, reductions in accumulated deferred income tax balances due to the reduction in the federal statutory corporate income tax rate to 21% will result in amounts previously collected from utility customers for these deferred taxes being refundable to those customers, generally through reductions in future rates. The TCJA includes provisions related to the IRS normalization rules that address the time period in which certain plant-related components of the excess deferred income taxes are to be reflected in customer rates. This time period for the Ameren Companies is approximately 25 to 65 years. Other components of the excess deferred income taxes will be reflected in customer rates as determined by our state and federal regulators, which could be a shorter time period than that applicable to certain plant-related components.
Missouri Income Tax Rate
In 2018, legislation modifying Missouri tax law was enacted to decrease the state’s corporate income tax rate from 6.25% to 4%, effective January 1, 2020. As a result, in 2018, Ameren’s and Ameren Missouri’s accumulated deferred tax balances were revalued, resulting in a net decrease of $122 million to their accumulated deferred tax liability, which was offset by a regulatory liability. Additionally, Ameren recorded an immaterial amount to income tax expense. Ameren Missouri anticipates that the effect of this tax decrease will be reflected in customer rates upon completion of its current electric service regulatory rate review. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income.
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

The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2019, 2018, and 2017:

	Ameren Missouri	Ameren Illinois	Ameren
2019
Federal statutory corporate income tax rate:	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes	(11)	(4)	(7)
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	5	7	6
Stock-based compensation	—	—	(1)
Effective income tax rate	14%	24%	18%
2018
Federal statutory corporate income tax rate:	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes	(4)	(4)	(4)
Depreciation differences	—	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	7	6
TCJA	1	1	1
Tax credits	(1)	—	—
Other permanent items	—	—	(1)
Effective income tax rate	20%	24%	22%
2017
Federal statutory corporate income tax rate:	35%	35%	35%
Increases (decreases) from:
Depreciation differences	1	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	6	6
TCJA	6	(1)	14
Tax credits	(1)	—	—
Other permanent items	—	(1)	(2)
Effective income tax rate	44%	38%	52%

The following table presents the components of income tax expense for the years ended December 31, 2019, 2018, and 2017:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2019
Current taxes:
Federal	$65	$19	$(88)	$(4)
State	22	11	(14)	19
Deferred taxes:
Federal	37	66	82	185
State	5	29	25	59
Amortization of excess deferred income taxes	(56)	(15)	(1)	(72)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$68	$110	$4	$182
2018
Current taxes:
Federal	$104	$4	$(118)	$(10)
State	29	6	(12)	23
Deferred taxes:
Federal	22	75	123	220
State	(2)	28	23	49
Amortization of excess deferred income taxes	(24)	(15)	(1)	(40)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$124	$98	$15	$237
2017
Current taxes:
Federal	$149	$(34)	$(110)	$5
State	23	29	(20)	32
Deferred taxes:
Federal	76	185	250	511
State	11	(13)	36	34
Amortization of deferred investment tax credits	(5)	(1)	—	(6)
Total income tax expense	$254	$166	$156	$576

The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences and accumulated deferred investment tax credits at December 31, 2019 and 2018:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2019
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,000	$1,423	$193	$3,616
Regulatory assets and liabilities, net	(310)	(214)	(24)	(548)
Deferred employee benefit costs	(59)	7	(59)	(111)
Tax carryforwards	(25)	(3)	(70)	(98)
Other	(33)	11	43	21
Total net accumulated deferred income tax liabilities (assets)	$1,573	$1,224	$83	$2,880
Accumulated deferred investment tax credits	39	—	—	39
Accumulated deferred income taxes and investment tax credits	$1,612	$1,224	$83	$2,919
2018
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,010	$1,345	$179	$3,534
Regulatory assets and liabilities, net	(343)	(221)	(25)	(589)
Deferred employee benefit costs	(58)	(4)	(64)	(126)
Tax carryforwards	(35)	(26)	(166)	(227)
Other	(40)	24	47	31
Total net accumulated deferred income tax liabilities (assets)	$1,534	$1,118	$(29)	$2,623
Accumulated deferred investment tax credits	42	1	—	43
Accumulated deferred income taxes and investment tax credits	$1,576	$1,119	$(29)	$2,666

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2019 and 2018:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2019
Tax credit carryforwards:
Federal(a)	$25	$3	$67	$95
State(b)	—	—	3	3
Total tax credit carryforwards	$25	$3	$70	$98
Charitable contribution carryforwards(c)	$—	$—	$3	$3
Valuation allowance(c)	—	—	(3)	(3)
Total charitable contribution carryforwards	$—	$—	$—	$—
2018
Net operating loss carryforwards:
Federal	$—	$23	$55	$78
State	—	—	13	13
Total net operating loss carryforwards	$—	$23	$68	$91
Tax credit carryforwards:
Federal	$35	$3	$79	$117
State	—	—	10	10
Total tax credit carryforwards	$35	$3	$89	$127
Charitable contribution carryforwards	$—	$—	$14	$14
Valuation allowance	—	—	(5)	(5)
Total charitable contribution carryforwards	$—	$—	$9	$9

(a)	Will expire between 2029 and 2039.

(b)	Will expire between 2022 and 2024.

(c)	See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.
Uncertain Tax Positions
As of December 31, 2019 and 2018, the Ameren Companies did not record any uncertain tax positions.
The Internal Revenue Service is currently examining Ameren’s 2018 federal income tax return. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. The Ameren Companies currently do not have material income tax issues under examination, administrative appeals, or litigation.
Ameren Missouri has an uncertain tax position tracker. Under Missouri’s regulatory framework, uncertain tax positions do not reduce Ameren Missouri’s electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, with a return at the applicable WACC included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created. It will then be amortized over three years, beginning on the effective date of new rates established in the next electric service regulatory rate review.
NOTE 13 – RELATED-PARTY TRANSACTIONS
In the normal course of business, Ameren Missouri and Ameren Illinois engage in affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements, except as noted in Software Licensing Agreement discussion below. Below are the material related-party agreements.
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

IPA Procurement Event	Performance Period	MWh	Average Price per MWh
September 2015	November 2015 – May 2018	339,000	$38
April 2016	June 2017 – September 2018	375,200	35
September 2016	May 2017 – September 2018	82,800	34
April 2017	March 2019 – May 2020	85,600	34
April 2018	June 2019 – September 2020	110,000	32
April 2019	January 2020 – December 2021	288,000	35
September 2019	April 2020 – November 2021	170,800	29

Collateral Postings
Under the terms of the Illinois energy product agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2019 and 2018, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
Interconnection and Transmission Agreements
Ameren Missouri and Ameren Illinois are parties to an interconnection agreement for the use of their respective transmission lines and other facilities for the distribution of power. These agreements have no contractual expiration date, but may be terminated by either party with three years’ notice.
Support Services Agreements
Ameren Services provides support services to its affiliates. The costs of support services including wages, employee benefits, professional services, and other expenses, are based on, or are an allocation of, actual costs incurred. The support services agreement can be terminated at any time by the mutual agreement of Ameren Services and that affiliate or by either party with 60 days’ notice before the end of a calendar year.
In addition, Ameren Missouri and Ameren Illinois provide affiliates with access to their facilities for administrative purposes and with use of other assets. The costs of the rent and facility services and other assets are based on, or are an allocation of, actual costs incurred.
Ameren Missouri and Ameren Illinois also provide storm-related and miscellaneous support services to each other on an as-needed basis.
Transmission Services
Ameren Illinois receives transmission services from ATXI for its retail load.
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
Software Licensing Agreement
In September 2019, Ameren Missouri purchased a license for advanced metering infrastructure software from Ameren Illinois. The amount of the $24 million cost-based transaction price over the $5 million remaining carrying value of the software was recorded as revenue by Ameren Illinois, with $14 million of revenue recorded at Ameren Illinois Electric Distribution and $5 million recorded at Ameren Illinois

Natural Gas. The revenue recorded at Ameren Illinois Electric Distribution was reflected in formula ratemaking, which resulted in no impact to net income. Per authoritative accounting guidance for sales to rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation by Ameren. Ameren Missouri’s $24 million software investment is included in “Property, Plant, and Equipment, Net.”
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2019 and 2018:

	2019		2018
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$15	$43	$16	$7
Income taxes receivable from parent(b)	15	17	—	6

(a)	Included in “Accounts payable – affiliates” on the balance sheet.

(b)	Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2019, 2018, and 2017:

	2019		2018	2017
Ameren Missouri(a)	$124		$45	$30
Ameren Illinois	15	(a)	160	8

(a)	As a result of the tax allocation agreement.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2019, 2018, and 2017. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2019		$3	$	(a)
with Ameren Illinois		2018		11		(a)
		2017		23		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2019		27		2
rent and facility services		2018		22		3
		2017		26		4
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2019		1		2
support services and services provided to ATXI		2018		1		1
		2017		(b)		1
Ameren Missouri software licensing	Operating Revenues	2019		(a)		19
with Ameren Illinois		2018		(a)		(a)
		2017		(a)		(a)
Total Operating Revenues		2019		$31		$23
		2018		34		4
		2017		49		5
Ameren Illinois power supply	Purchased Power	2019	$	(a)		$3
agreements with Ameren Missouri		2018		(a)		11
		2017		(a)		23
Ameren Illinois transmission	Purchased Power	2019		(a)		2
services from ATXI		2018		(a)		1
		2017		(a)		2
Total Purchased Power		2019	$	(a)		$5
		2018		(a)		12
		2017		(a)		25
Ameren Missouri and Ameren Illinois	Other Operations and	2019		$2		$5
rent and facility services	Maintenance	2018		3		6
		2017		(b)		(b)
Ameren Services support services	Other Operations and	2019		135		127
agreement	Maintenance	2018		136		126
		2017		149		139
Total Other Operations and		2019		$137		$132
Maintenance Expenses		2018		139		132
		2017		149		139
Money pool borrowings (advances)	(Interest Charges)	2019	$	(b)	$	(b)
	Other Income, Net	2018		1		(b)
		2017		1		(b)

(a)	Not applicable.

(b)	Amount less than $1 million.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
We are involved in legal, tax, and regulatory proceedings before various courts, regulatory commissions, authorities, and governmental agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in the notes to our financial statements, will not have a material adverse effect on our results of operations, financial position, or liquidity.
See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, Note 13 – Related-party Transactions, and Note 15 – Supplemental Information in this report.

Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at December 31, 2019. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at December 31, 2019.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2020	$325	$171	$42	$147	(d)	$3	$75	$763
2021	197	109	60	51		3	33	453
2022	137	55	13	13		3	22	243
2023	46	35	43	3		3	22	152
2024	53	12	15	—		3	25	108
Thereafter	27	43	15	—		24	58	167
Total	$785	$425	$188	$214		$39	$235	$1,886
Ameren Missouri:
2020	$325	$40	$42	$—		$3	$61	$471
2021	197	26	60	—		3	26	312
2022	137	14	13	—		3	22	189
2023	46	13	43	—		3	22	127
2024	53	6	15	—		3	25	102
Thereafter	27	19	15	—		24	24	109
Total	$785	$118	$188	$—		$39	$180	$1,310
Ameren Illinois:
2020	$—	$131	$—	$147	(d)	$—	$3	$281
2021	—	83	—	51		—	2	136
2022	—	41	—	13		—	—	54
2023	—	22	—	3		—	—	25
2024	—	6	—	—		—	—	6
Thereafter	—	24	—	—		—	—	24
Total	$—	$307	$—	$214		$—	$5	$526

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $13 million through 2024.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)
In January 2018, as required by the FEJA, Ameren Illinois entered into agreements to acquire zero emission credits, through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $27 million of zero emission credits through May 2020.

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
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $200 million to $250 million from 2020 through 2024 in order to comply with existing environmental regulations. Additional environmental controls beyond 2024 could be required. This estimate of capital expenditures includes expenditures required by the CCR regulations, by the Clean Water Act rule applicable to cooling water intake structures at existing power plants, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air Act litigation discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to whether the EPA will substantially revise regulatory obligations, exactly which compliance strategies will be used and their ultimate cost, among other things.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. The first phase of the CSAPR emission reduction requirements became effective in 2015. The second phase of emission reduction requirements, which were revised by the EPA in 2016, became effective in 2017; additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns low-sulfur coal, operates two scrubbers at its Sioux Energy Center, and optimizes other existing air pollution control equipment. Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
In July 2019, the EPA issued the Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The Affordable Clean Energy Rule went into effect on September 6, 2019. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by September 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, will be working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Act Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Additionally, in October 2019, following a request by Ameren Missouri, the district court stayed implementation of the majority of its order’s requirements while the case is appealed. Ameren Missouri believes that the district court both misinterpreted and misapplied the law in its ruling. We are unable to predict the ultimate resolution of this matter. Based on the initial procedural schedule, the Court of Appeals for the Eighth Circuit is expected to hear oral arguments in 2020; however, it is under no deadline to issue a ruling in this case.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of air pollution control equipment, as well as increased operations and maintenance expenses. Based upon engineering studies, capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island Energy Center are estimated at approximately $1 billion. Further, the flue gas desulfurization system would result in additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Engineering studies required to develop estimated capital expenditures and estimated additional operation and maintenance expenses for the Labadie Energy Center to comply with the district court’s order will not be undertaken while the case is under appeal. As a result of the district court’s stay, Ameren Missouri does not expect to make significant capital expenditures or incur operations and maintenance expenses related to the district court’s order while the case is under appeal.
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
CCR Management
In 2015, the EPA issued the CCR rule, which established requirements for the management and disposal of CCR from coal-fired power plants. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing its surface impoundments, with the last of such closures scheduled for 2023. The EPA issued revisions to the CCR rule in July 2018, proposed additional revisions in July and November 2019, and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $151 million recorded on their respective balance sheets as of December 31, 2019, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $125 million from 2020 through 2024 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
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
As of December 31, 2019, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2019, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $129 million to $213 million. Ameren and Ameren Illinois recorded a liability of $129 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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

NOTE 15 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$16	$9	$—	$16	$—	$—
Restricted cash included in “Other current assets”	14	4	5	13	4	6
Restricted cash included in “Other assets”	120	—	120	74	—	74
Restricted cash included in “Nuclear decommissioning trust fund”	26	26	—	4	4	—
Total cash, cash equivalents, and restricted cash	$176	$39	$125	$107	$8	$80

Restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider that are restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2019 and 2018, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $32 million and $33 million, respectively.
For the years ended December 31, 2019, 2018, and 2017, the Ameren Companies recorded immaterial bad debt expense.
Inventories
The following table presents the components of inventories for each of the Ameren Companies at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel(a)	$126	$—	$126	$123	$—	$123
Natural gas stored underground	6	57	63	7	64	71
Materials, supplies, and other	241	64	305	228	61	289
Total inventories	$373	$121	$494	$358	$125	$483

(a)	Consists of coal, oil, and propane.
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
The operating lease expense and the cash paid for amounts included in the measurement of operating lease liabilities at Ameren and Ameren Missouri were immaterial for the years ended December 31, 2019, 2018, and 2017.

The following table provides supplemental balance sheet information related to operating leases as of December 31, 2019:

	Ameren	Ameren Missouri
Other assets	$36	$34
Other current liabilities	7	7
Other deferred credits and liabilities	29	27
Weighted average remaining operating lease term	5 years	5 years
Weighted average discount rate(a)	3.5%	3.4%

(a)
As an implicit rate is not readily determinable under most of our lease agreements, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use an implicit rate when readily determinable.

The following table presents remaining maturities of operating lease liabilities as of December 31, 2019:

	Ameren	Ameren Missouri
2020	$8	$8
2021	8	7
2022	7	6
2023	6	6
2024	5	5
Thereafter	5	5
Total lease payments	39	37
Less imputed interest	3	3
Total(a)	$36	$34

(a)
The amount of remaining maturities of operating lease liabilities under previous authoritative accounting guidance as of December 31, 2018, is materially consistent with the amount as of December 31, 2019. Maturities of certain financing arrangements, including the Peno Creek and Audrain energy centers' long-term agreements, are no longer required to be disclosed as lease-related maturities. See Note 5 – Long-Term Debt and Equity Financings, for further information on financing arrangements.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2019 and 2018:

	December 31, 2019						December 31, 2018
	Ameren Missouri		Ameren Illinois		Ameren		Ameren Missouri		Ameren Illinois		Ameren
Beginning balance at January 1	$646	(a)	$4	(b)	$650	(a)	$640		$4		$644
Liabilities settled	(20)		—		(20)		(7)		—		(7)
Accretion(c)	28		—		28		27		—		27
Change in estimates	33	(d)	—		33	(d)	(14)	(e)	—		(14)	(e)
Ending balance at December 31	$687	(a)	$4	(b)	$691	(a)	$646	(a)	$4	(b)	$650	(a)

(a)	Balance included $53 million and $23 million in “Other current liabilities” on the balance sheet as of December 31, 2019 and 2018, respectively.

(b)	Included in “Other deferred credits and liabilities” on the balance sheet.

(c)	Ameren Missouri’s accretion expense was deferred as a decrease to regulatory liabilities.

(d)	Ameren Missouri changed its fair value estimate primarily due to an increase in the cost estimate for closure of certain CCR storage facilities.

(e)	Ameren Missouri changed its fair value estimate primarily due to a reduction in the cost estimate for closure of certain CCR storage facilities.
Noncontrolling Interests
As of December 31, 2019 and 2018, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Deferred Compensation
As of December 31, 2019, and 2018, “Other current liabilities’ and “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $86 million and $80 million, respectively, recorded at the present value of future benefits to be paid.

Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Ameren Missouri	$147	$164	$153
Ameren Illinois	117	118	112
Ameren	$264	$282	$265

Allowance for Funds Used During Construction
The following table presents the average rate that was applied to eligible construction work in progress and the amounts of allowance for funds used during construction capitalized in 2019, 2018, and 2017:

	2019	2018	2017
Average rate:
Ameren Missouri	6%	7%	7%
Ameren Illinois	5%	5%	4%
Ameren:
Allowance for equity funds used during construction	$28	$36	$24
Allowance for borrowed funds used during construction	20	21	14
Total Ameren	$48	$57	$38
Ameren Missouri:
Allowance for equity funds used during construction	$19	$27	$21
Allowance for borrowed funds used during construction	12	14	10
Total Ameren Missouri	$31	$41	$31
Ameren Illinois:
Allowance for equity funds used during construction	$9	$9	$3
Allowance for borrowed funds used during construction	8	7	4
Total Ameren Illinois	$17	$16	$7

Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the applicable period. The weighted-average shares outstanding for earnings per diluted share includes the incremental effects resulting from performance share units, restricted stock units, and the forward sale agreement relating to common stock when the impact would be dilutive, as calculated using the treasury stock method. For information regarding performance share units and restricted stock units, see Note 11 – Stock-based Compensation. For information regarding the forward sale agreement, see Note 5 – Long-term Debt and Equity Financings.
The following table reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Weighted-average Common Shares Outstanding – Basic	245.6	243.8	242.6
Assumed settlement of performance share units and restricted stock units	1.4	2.0	1.6
Dilutive effect of forward sale agreement related to common stock	0.1	—	—
Weighted-average Common Shares Outstanding – Diluted(a)	247.1	245.8	244.2

(a)	There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the years ended December 31, 2019, 2018, and 2017.

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the years ended December 31, 2019 and 2018. There was no noncash financing or investing activity for the year ended December 31, 2017.

	December 31, 2019			December 31, 2018			December 31, 2017
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	$17	$—	$17	$—	$—	$—	$—	$—	$—
Accrued capital expenditures	333	140	163	272	121	138	361	159	175
Accrued nuclear fuel expenditures	19	19	—	20	20	—	10	10	—
Net realized and unrealized gain – nuclear decommissioning trust fund	143	143	—	(38)	(38)	—	3	3	—
Financing
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	$(17)	$—	$(17)	$—	$—	$—	$—	$—	$—
Issuance of common stock for stock-based compensation	54	—	—	35	—	—	—	—	—

(a)	See Note 4 – Long-term Debt and Equity Financings for additional information.
NOTE 16 – SEGMENT INFORMATION
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

The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2019, 2018, and 2017. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations		Ameren
2019
External revenues	$3,212	$1,487	$791	$401		$—	$—		$5,891
Intersegment revenues	31	17	6	63	(a)	—	(98)		19	(b)
Depreciation and amortization	556	273	78	84		4	—		995
Interest income	26	6	—	1		5	(5)		33
Interest charges	178	71	38	74	(c)	25	(5)		381
Income taxes (benefit)	68	45	30	64		(25)	—		182
Net income (loss) attributable to Ameren common shareholders	426	146	84	185		(13)	—		828
Capital expenditures	1,076	518	318	528		3	(32)	(d)	2,411
2018
External revenues	$3,555	$1,544	$814	$378		$—	$—		$6,291
Intersegment revenues	34	3	1	55	(a)	—	(93)		—
Depreciation and amortization	550	259	65	77		4	—		955
Interest income	28	6	—	—		4	(5)		33
Interest charges	200	73	38	75	(c)	19	(4)		401
Income taxes (benefit)	124	41	25	56		(9)	—		237
Net income (loss) attributable to Ameren common shareholders	478	136	70	164		(33)	—		815
Capital expenditures	914	503	311	562		5	(9)		2,286
2017
External revenues	$3,488	$1,564	$742	$382		$(2)	$—		$6,174
Intersegment revenues	49	4	1	44	(a)	—	(98)		—
Depreciation and amortization	533	239	59	60		5	—		896
Interest income	27	7	—	—		11	(11)		34
Interest charges	207	73	36	67	(c)	19	(11)		391
Income taxes	254	83	36	90		113	—		576
Net income (loss) attributable to Ameren common shareholders	323	131	60	140		(131)	—		523
Capital expenditures	773	476	245	644		1	(7)		2,132

(a)	Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

(b)
Intersegment revenues at Ameren include $14 million and $5 million of revenue from Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the year ended December 31, 2019, for a software licensing agreement with Ameren Missouri. Under authoritative accounting guidance for rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation. See Note 13 – Related-party Transactions for additional information.

(c)	Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).

(d)
Intersegment capital expenditure eliminations include $24 million of eliminations for the year ended December 31, 2019 for a software licensing agreement between Ameren Illinois and Ameren Missouri. See Note 13 – Related-party Transactions for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
2019
External revenues	$1,504	$797	$226		$—	$2,527
Intersegment revenues	—	—	62	(a)	(62)	—
Depreciation and amortization	273	78	55		—	406
Interest income	6	—	—		—	6
Interest charges	71	38	38		—	147
Income taxes	45	30	35		—	110
Net income available to common shareholder	146	84	113		—	343
Capital expenditures	518	318	372		—	1,208
2018
External revenues	$1,547	$815	$214		$—	$2,576
Intersegment revenues	—	—	53	(a)	(53)	—
Depreciation and amortization	259	65	50		—	374
Interest income	6	—	—		—	6
Interest charges	73	38	38		—	149
Income taxes	41	25	32		—	98
Net income available to common shareholder	136	70	98		—	304
Capital expenditures	503	311	444		—	1,258
2017
External revenues	$1,568	$743	$216		$—	$2,527
Intersegment revenues	—	—	42	(a)	(42)	—
Depreciation and amortization	239	59	43		—	341
Interest income	7	—	—		—	7
Interest charges	73	36	35		—	144
Income taxes	83	36	47		—	166
Net income available to common shareholder	131	60	77		—	268
Capital expenditures	476	245	355		—	1,076

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution. See discussion of transactions above.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2019, 2018, and 2017. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Other	Intersegment Eliminations	Ameren
2019
Residential	$1,403		$848		$—		$—	$—	$—	$2,251
Commercial	1,157		497		—		—	—	—	1,654
Industrial	278		127		—		—	—	—	405
Other	271		32	(a)	—		464	—	(96)	671
Total electric revenues	$3,109		$1,504		$—		$464	$—	$(96)	$4,981
Residential	$81		$—		$570		$—	$—	$—	$651
Commercial	34		—		154		—	—	—	188
Industrial	4		—		13		—	—	—	17
Other	15		—		60	(a)	—	—	(2)	73
Total gas revenues	$134		$—		$797		$—	$—	$(2)	$929
Total revenues(b)	$3,243		$1,504		$797		$464	$—	$(98)	$5,910
2018
Residential	$1,560		$867		$—		$—	$—	$—	$2,427
Commercial	1,271		511		—		—	—	—	1,782
Industrial	312		130		—		—	—	—	442
Other	308	(c)	39		—		433	—	(92)	688	(c)
Total electric revenues	$3,451		$1,547		$—		$433	$—	$(92)	$5,339
Residential	$90		$—		$581		$—	$—	$—	$671
Commercial	37		—		159		—	—	—	196
Industrial	4		—		17		—	—	—	21
Other	7		—		58		—	—	(1)	64
Total gas revenues	$138		$—		$815		$—	$—	$(1)	$952
Total revenues(b)	$3,589		$1,547		$815		$433	$—	$(93)	$6,291
2017
Residential	$1,417		$870		$—		$—	$—	$—	$2,287
Commercial	1,208		527		—		—	—	—	1,735
Industrial	305		113		—		—	—	—	418
Other	481		58		—		426	(2)	(96)	867
Total electric revenues	$3,411		$1,568		$—		$426	$(2)	$(96)	$5,307
Residential	$77		$—		$531		$—	$—	$—	$608
Commercial	31		—		146		—	—	—	177
Industrial	4		—		12		—	—	—	16
Other	14		—		54		—	—	(2)	66
Total gas revenues	$126		$—		$743		$—	$—	$(2)	$867
Total revenues(b)	$3,537		$1,568		$743		$426	$(2)	$(98)	$6,174

(a)
Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the year ended December 31, 2019, for a software licensing agreement with Ameren Missouri. See Note 13 – Related-party Transactions for additional information.

(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2019, 2018, and 2017:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2019
Revenues from alternative revenue programs	$35	$(74)	$—	$(31)	$(70)
Other revenues not from contracts with customers	19	7	2	—	28
2018
Revenues from alternative revenue programs	$(8)	$(3)	$(23)	$(25)	$(59)
Other revenues not from contracts with customers	24	16	2	—	42
2017
Revenues from alternative revenue programs	$(28)	$(5)	$5	$13	$(15)
Other revenues not from contracts with customers	15	6	2	—	23

(c)
Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates to be refunded related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2019
Residential	$848		$570		$—	$—	$1,418
Commercial	497		154		—	—	651
Industrial	127		13		—	—	140
Other	32	(a)	60	(a)	288	(62)	318
Total revenues(b)	$1,504		$797		$288	$(62)	$2,527
2018
Residential	$867		$581		$—	$—	$1,448
Commercial	511		159		—	—	670
Industrial	130		17		—	—	147
Other	39		58		267	(53)	311
Total revenues(b)	$1,547		$815		$267	$(53)	$2,576
2017
Residential	$870		$531		$—	$—	$1,401
Commercial	527		146		—	—	673
Industrial	113		12		—	—	125
Other	58		54		258	(42)	328
Total revenues(b)	$1,568		$743		$258	$(42)	$2,527

(a)
Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the year ended December 31, 2019, for a software licensing agreement with Ameren Missouri. See Note 13 – Related-party Transactions for additional information.

(b)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2019, 2018, and 2017:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2019
Revenues from alternative revenue programs	$(74)	$—	$(33)	$(107)
Other revenues not from contracts with customers	7	2	—	9
2018
Revenues from alternative revenue programs	$(3)	$(23)	$(25)	$(51)
Other revenues not from contracts with customers	16	2	—	18
2017
Revenues from alternative revenue programs	$(5)	$5	$9	$9
Other revenues not from contracts with customers	6	2	—	8

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Ameren	2019				2018
Quarter ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$1,556	$1,379	$1,659	$1,316	$1,585	$1,563	$1,724	$1,419
Operating income	288	280	520	179	273	385	533	166
Net income	193	180	366	95	153	240	359	69
Net income attributable to Ameren common shareholders	$191	$179	$364	$94	$151	$239	$357	$68
Earnings per common share – basic	$0.78	$0.73	$1.48	$0.38	$0.62	$0.98	$1.46	$0.28
Earnings per common share – diluted	$0.78	$0.72	$1.47	$0.38	$0.62	$0.97	$1.45	$0.28

Ameren Missouri Quarter ended	Operating Revenues	Operating Income	Net Income (Loss)	Net Income (Loss) Available to Common Shareholder
March 31, 2019	$758	$79	$40	$39
March 31, 2018	792	90	39	38
June 30, 2019	798	152	108	107
June 30, 2018	955	258	169	168
September 30, 2019	1,059	381	301	300
September 30, 2018	1,129	394	295	294
December 31, 2019	628	5	(20)	(20)
December 31, 2018	713	7	(22)	(22)

Ameren Illinois Quarter ended	Operating Revenues	Operating Income	Net Income	Net Income Available to Common Shareholder
March 31, 2019	$762	$186	$121	$120
March 31, 2018	760	159	96	95
June 30, 2019	547	104	63	62
June 30, 2018	578	105	63	62
September 30, 2019	564	110	65	65
September 30, 2018	564	113	63	63
December 31, 2019	654	150	97	96
December 31, 2018	674	135	85	84

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2019, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’

internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2019. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2019 that has not previously been reported on an SEC Form 8-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Information about our Executive Officers” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. J. Edward Coleman serves as chairman of Ameren’s audit and risk committee and Catherine S. Brune, Ward H. Dickson, Noelle K. Eder, and Craig S. Ivey serve as members. The board of directors of Ameren has determined that J. Edward Coleman and Ward H. Dickson each qualify as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
Also, on the same basis as reported above, the boards of directors of Ameren Missouri and Ameren Illinois use the nominating and corporate governance committee of Ameren’s board of directors to perform such committee functions. This committee is responsible for the nomination of directors and for corporate governance practices. Ameren’s nominating and corporate governance committee will consider director nominations from shareholders in accordance with its Policy Regarding Nominations of Directors, which can be found on Ameren’s website: www.amereninvestors.com.
To encourage ethical conduct in its financial management and reporting, Ameren has adopted a code of ethics that applies to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, and the treasurer of each of the Ameren Companies. Ameren has also adopted a code of business conduct that applies to the directors, officers, and employees of the Ameren Companies. It is referred to as the Principles of Business Conduct. The Ameren Companies make available free of charge through Ameren’s website (www.amereninvestors.com) the Code of Ethics and the Principles of Business Conduct. Any amendment to the Code of Ethics or the Principles of Business Conduct and any waiver from a provision of the Code of Ethics or the Principles of Business Conduct as it relates to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, or the treasurer of each of the Ameren Companies will be posted on Ameren’s website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2019, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(b)	1,500,803	(c)	3,081,062
Equity compensation plans not approved by security holders	—	—	—
Total	1,500,803	(c)	3,081,062

(a)
Of the securities to be issued, 1,108,794 of the securities represent the target number of outstanding performance share units (PSUs) and 313,396 of the securities represent the number of outstanding restricted stock units (RSUs), both including accrued and reinvested dividends. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of TSR objectives established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s definitive proxy statement for its 2020 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. The remaining 78,613 of the securities represent shares that may be issued to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for Members of the Board of Directors.

(b)	Consists of the 2014 Omnibus Incentive Compensation Plan.

(c)	No cash consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2020 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transactions Policy” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2020 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Selection of Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	152
(b)	Exhibit Index	152

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2019, 2018, and 2017
(In millions)	2019	2018	2017
Operating revenues	$—	$—	$—
Operating expenses	15	11	15
Operating loss	(15)	(11)	(15)
Equity in earnings of subsidiaries	850	857	659
Interest income from affiliates	5	3	9
Total other income (expense), net	(2)	(12)	2
Interest charges	39	34	31
Income tax (benefit)	(29)	(12)	101
Net Income Attributable to Ameren Common Shareholders	$828	$815	$523

Net Income Attributable to Ameren Common Shareholders	$828	$815	$523
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $1, $(1), and $3, respectively	5	(4)	5
Comprehensive Income Attributable to Ameren Common Shareholders	$833	$811	$528

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	102	76
Accounts receivable – affiliates	73	43
Miscellaneous accounts and notes receivable	4	2
Other current assets	3	2
Total current assets	182	123
Investments in subsidiaries	9,108	8,559
Note receivable – ATXI	75	75
Accumulated deferred income taxes, net	49	108
Other assets	145	126
Total assets	$9,559	$8,991
Liabilities and Shareholders’ Equity:
Current maturities of long-term debt	$350	$—
Short-term debt	153	470
Borrowings from money pool	24	46
Accounts payable – affiliates	39	10
Other current liabilities	23	12
Total current liabilities	589	538
Long-term debt	794	697
Pension and other postretirement benefits	37	43
Other deferred credits and liabilities	80	82
Total liabilities	1,500	1,360
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 246.2 and 244.5, respectively	2	2
Other paid-in capital, principally premium on common stock	5,694	5,627
Retained earnings	2,380	2,024
Accumulated other comprehensive loss	(17)	(22)
Total shareholders’ equity	8,059	7,631
Total liabilities and shareholders’ equity	$9,559	$8,991

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2019, 2018, and 2017
(In millions)	2019	2018	2017
Net cash flows provided by operating activities	$491	$550	$454
Cash flows from investing activities:
Money pool advances, net	(26)	(63)	14
Notes receivable – ATXI, net	—	—	275
Investments in subsidiaries	(142)	(208)	(151)
Other	5	5	6
Net cash flows provided by (used in) investing activities	(163)	(266)	144
Cash flows from financing activities:
Dividends on common stock	(472)	(451)	(431)
Short-term debt, net	(317)	87	(124)
Money pool borrowings, net	(22)	18	(5)
Issuances of long-term debt	450	—	—
Issuances of common stock	68	74	—
Repurchases of common stock for stock-based compensation	—	—	(24)
Employee payroll taxes related to stock-based compensation	(29)	(19)	(15)
Debt issuance costs	(4)	—	—
Net cash flows used in financing activities	(326)	(291)	(599)
Net change in cash, cash equivalents, and restricted cash	$2	$(7)	$(1)
Cash, cash equivalents, and restricted cash at beginning of year	1	8	9
Cash, cash equivalents, and restricted cash at end of year	$3	$1	$8

Cash dividends received from consolidated subsidiaries	$445	$450	$362

Noncash financing activity – Issuance of common stock for stock-based compensation	$54	$35	$—

AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2019
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
NOTE 2 – CASH AND CASH EQUIVALENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet as of December 31, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash included in “Other current assets”	3	1
Total cash, cash equivalents, and restricted cash	$3	$1

See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2017, 2018, and 2019.
Ameren Corporation (parent company only) had a total of $10 million in guarantees outstanding, primarily for ATXI, that were not recorded on its December 31, 2019 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 4 – LONG-TERM OBLIGATIONS
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation’s (parent company only) long-term debt, indenture provisions, and forward sale agreement related to common stock.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 6 – OTHER INCOME (EXPENSE), NET
The following table presents the components of “Other Income (Expense), Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Other Income (Expense), Net
Non-service cost components of net periodic benefit income	$2	$2	$2
Charitable donations	(3)	(13)	—
Other expense, net	(1)	(1)	—
Total Other Income (Expense), Net	$(2)	$(12)	$2

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in millions)
Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2019	$18	$26		$4	$31	$17
2018	19	27		4	32	18
2017	19	26		7	33	19
Deferred tax valuation allowance:
2019	$5	$(2)		$—	$—	$3
2018	5	—		—	—	5
2017	11	(6)	(c)	—	—	5
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2019	$7	$9		$—	$9	$7
2018	7	9		—	9	7
2017	7	9		—	9	7
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2019	$11	$17		$4	$22	$10
2018	12	18		4	23	11
2017	12	17		7	24	12

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

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren's Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended February 10, 2017	February 14, 2017 Form 8-K, Exhibit 3, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.1, File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended December 12, 2014	December 18, 2014 Form 8-K, Exhibit 3.2, File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 2.70% Senior Notes due 2020 and the 3.65% Senior Notes due 2026 (including the global notes)	November 24, 2015 Form 8-K, Exhibits 4.3, 4.4 and 4.5, File No. 1-14756
4.4	Ameren	Ameren Indenture Company Order, dated September 16, 2019, establishing the 2.50% Senior Notes due 2024 (including the global note)	September 16, 2019 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.5	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein.	June 26, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
4.6	Ameren Ameren Missouri
Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941
Exhibit B-1, File No. 2-4940
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967

4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated September 15, 2019, for 3.25% First Mortgage Bonds due 2049	October 1, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.32	Ameren Ameren Missouri
Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.
1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.33	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.34	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.35	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.36	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967

4.37	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.38	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.39	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.40	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.41	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.51	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.52	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.53	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.54	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.55	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.56	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.57	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732
4.58	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8-K, Exhibit 4.1, File No. 1-3672
4.59	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672

4.60	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019	September 30, 2019 10-Q, Exhibit 4.2, File No. 1-3672
4.61	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.62	Ameren Ameren Illinois
General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)
1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.63	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.64	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.9, File No. 1-3672
4.65	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.67	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.68	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.69	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.70	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.71	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2019, to the Ameren Illinois Mortgage for 3.25% First Mortgage Bonds due 2050	November 26, 2019 Form 8-K, Exhibit 4.2, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA	September 30, 2019 10-Q, Exhibit 4.3, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 15, 2019, to the Ameren Illinois Mortgage
4.80	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004
4.81	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.5, File No. 1-14756
4.82	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.83	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.84	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019	September 30, 2019 10-Q, Exhibit 4.4, File No. 1-3672
4.85	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672

4.86	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.87	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.88	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.89	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.90	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.91	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 30, 2019, establishing Senior Notes Series CILCO-AA (including the global note)	September 30, 2019 10-Q, Exhibits 4.5 and 4.6, File No. 1-3672
4.92	Ameren	Description of Ameren Securities
4.93	Ameren Missouri	Description of Ameren Missouri Securities
4.94	Ameren Illinois	Description of Ameren Illinois Securities
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2019 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among Ameren, Ameren Illinois and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2019 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren Illinois	Sign On and Retention Bonus Agreement, effective March 1, 2018, between Bhavani Amirthalingam and Ameren Services Company	March 31, 2019 10-Q, Exhibit 10.1, File No. 1-3672
10.5	Ameren	Forward Sale Agreement, dated August 5, 2019, between Ameren and Goldman Sachs & Co. LLC, as the Forward Purchaser	August 7, 2019 Form 8-K, Exhibit 10 File No. 1-14756
10.6	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2020
10.7	Ameren	*Ameren's Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.8	Ameren	*Amendment dated October 12, 2009, to Ameren's Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010, to Ameren's Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.10	Ameren	*Ameren's Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.11	Ameren	*Amendment dated October 14, 2010 to Ameren's Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.12	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.13	Ameren Companies	*2016 Ameren Executive Incentive Plan	2015 Form 10-K, Exhibit 10.13, File No. 1-14756
10.14	Ameren Companies	*2017 Ameren Executive Incentive Plan	2016 Form 10-K, Exhibit 10.13, File No. 1-14756
10.15	Ameren Companies	*2018 Ameren Executive Incentive Plan	2017 Form 10-K, Exhibit 10.13, File No. 1-14756
10.16	Ameren Companies	*2019 Ameren Executive Incentive Plan	2018 Form 10-K, Exhibit 10.14, File No. 1-14756
10.17	Ameren Companies	*2020 Ameren Short-Term Incentive Plan
10.18	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.19	Ameren Companies	*2016 Base Salary Table for Named Executive Officers	2015 Form 10-K, Exhibit 10.17, File No. 1-14756

10.20	Ameren Companies	*2017 Base Salary Table for Named Executive Officers	2016 Form 10-K, Exhibit 10.17, File No. 1-14756
10.21	Ameren Companies	*2018 Base Salary Table for Named Executive Officers	2017 Form 10-K, Exhibit 10.17, File No. 1-14756
10.22	Ameren Companies	*2019 Base Salary Table for Named Executive Officers	2018 Form 10-K, Exhibit 10.19, File No. 1-14756
10.23	Ameren Companies	*2020 Base Salary Table for Named Executive Officers
10.24	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.25	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.26	Ameren Companies	Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended	September 30, 2019 10-Q, Exhibit 10.2, File No. 1-14756
10.27	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.24, File No. 1-14756
10.28	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2015 Form 10-K, Exhibit 10.24, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2016 Form 10-K, Exhibit 10.24, File No. 1-14756
10.30	Ameren Companies	*Formula for Determining 2018 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2017 Form 10-K, Exhibit 10.24, File No. 1-14756
10.31	Ameren Companies	*Formula for Determining 2019 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2018 Form 10-K, Exhibit 10.27, File No. 1-14756
10.32	Ameren Companies	*Formula for Determining 2020 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.33	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.34	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.35	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan	2015 Form 10-K, Exhibit 10.31, File No. 1-14756
10.36	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan	2016 Form 10-K, Exhibit 10.31, File No. 1-14756
10.37	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.1, File No. 1-14756
10.38	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.2, File No. 1-14756
10.39	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.34, File No. 1-14756
10.40	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.35, File No. 1-14756
10.41	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan
10.42	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan
10.43	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2019	2018 Form 10-K, Exhibit 10.36, File No. 1-14756
10.44	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.45	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.46	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren

Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AMEREN CORPORATION (registrant)

Date:	February 28, 2020	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2020
Warner L. Baxter

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Bruce A. Steinke

	*	Director	February 28, 2020
Cynthia J. Brinkley

	*	Director	February 28, 2020
Catherine S. Brune

	*	Director	February 28, 2020
J. Edward Coleman

	*	Director	February 28, 2020
Ward H. Dickson

	*	Director	February 28, 2020
Noelle K. Eder

	*	Director	February 28, 2020
Ellen M. Fitzsimmons

	*	Director	February 28, 2020
Rafael Flores

	*	Director	February 28, 2020
Richard J. Harshman

	*	Director	February 28, 2020
Craig S. Ivey

	*	Director	February 28, 2020
James C. Johnson

	*	Director	February 28, 2020
Steven H. Lipstein

	*	Director	February 28, 2020
Stephen R. Wilson

*By	/s/ Michael L. Moehn		February 28, 2020
Michael L. Moehn
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 28, 2020	By	/s/ Martin J. Lyons, Jr.
Martin J. Lyons, Jr. Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Martin J. Lyons, Jr.	Chairman and President, and Director (Principal Executive Officer)	February 28, 2020
Martin J. Lyons, Jr.

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2020
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Bruce A. Steinke

	*	Director	February 28, 2020
Mark C. Birk

	*	Director	February 28, 2020
Fadi M. Diya

	*	Director	February 28, 2020
Chonda J. Nwamu

*By	/s/ Michael L. Moehn		February 28, 2020
Michael L. Moehn
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 28, 2020	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 28, 2020
Richard J. Mark

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 28, 2020
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Bruce A. Steinke

	*	Director	February 28, 2020
Chonda J. Nwamu

	*	Director	February 28, 2020
Theresa A. Shaw

	*	Director	February 28, 2020
David N. Wakeman

*By	/s/ Michael L. Moehn		February 28, 2020
Michael L. Moehn
Attorney-in-Fact