Form 10-Q
period 2020-03-31
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2020-05-11
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2020

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2020, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	246,891,031
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
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
COVID-19 pandemic – the global pandemic resulting from the outbreak of the 2019 novel coronavirus, which causes coronavirus disease 2019 (COVID-19).
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Ameren Companies with the SEC.
Net energy costs - Net energy costs, as defined in the FAC, which include fuel, certain fuel additives, ash disposal costs and revenues, emission allowances, and purchased power costs, including transportation, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs. The MoPSC's March 2020 electric rate order changed the FAC to include certain fuel additives and ash disposal costs and revenues, as of April 1, 2020.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from a rehearing of the November 2019 FERC order determining the allowed base ROE under the MISO tariff, the Notices of Inquiry issued by the FERC in March 2019, the Notice of Proposed Rulemaking issued by the FERC in March 2020, Ameren Illinois’ April 2020 annual electric distribution formula rate update filing, Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020, and the March 2020 ICC service disconnection moratorium proceeding;

•
the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes, customers’ ability to pay for our services, the health and welfare of our workforce and that of our contractors, supplier disruptions, delays in the completion of capital or other construction projects, which could impact our planned capital expenditures and expected planned rate base growth, our attempt to earn our allowed ROEs, the ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs, increased data security risks as a result of the transition to remote working arrangements for a significant portion of our workforce, and our ability to access the capital markets on reasonable terms and when needed;

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

•
the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers’ tolerance for any related price increases;

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

•
business and economic conditions, which have been affected by, and will be affected by the length and severity of, the COVID-19 pandemic, including the impact of such conditions on interest rates, collection of our receivable balances, and demand for our products;

•
disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;

•	the actions of credit rating agencies and the effects of such actions, including any impacts on our credit ratings that may result from the economic conditions of the COVID-19 pandemic;

•	the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;

•	the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;

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

•
Ameren Missouri’s ability to acquire wind and other renewable energy generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Electric	$1,120	$1,182
Natural gas	320	374
Total operating revenues	1,440	1,556
Operating Expenses:
Fuel	140	160
Purchased power	134	156
Natural gas purchased for resale	107	161
Other operations and maintenance	438	417
Depreciation and amortization	255	248
Taxes other than income taxes	125	126
Total operating expenses	1,199	1,268
Operating Income	241	288
Other Income, Net	21	29
Interest Charges	93	97
Income Before Income Taxes	169	220
Income Taxes	21	27
Net Income	148	193
Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Ameren Common Shareholders	$146	$191

Net Income	$148	$193
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $- and $-, respectively	1	1
Comprehensive Income	149	194
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Ameren Common Shareholders	$147	$192

Earnings per Common Share – Basic and Diluted	$0.59	$0.78

Weighted-average Common Shares Outstanding – Basic	246.4	244.9
Weighted-average Common Shares Outstanding – Diluted	248.1	246.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$42	$16
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $17, respectively)	456	393
Unbilled revenue	212	278
Miscellaneous accounts receivable	65	63
Inventories	471	494
Current regulatory assets	91	69
Other current assets	127	118
Total current assets	1,464	1,431
Property, Plant, and Equipment, Net	24,678	24,376
Investments and Other Assets:
Nuclear decommissioning trust fund	742	847
Goodwill	411	411
Regulatory assets	1,092	992
Other assets	885	876
Total investments and other assets	3,130	3,126
TOTAL ASSETS	$29,272	$28,933
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$357	$442
Short-term debt	615	440
Accounts and wages payable	544	874
Current regulatory liabilities	189	164
Other current liabilities	662	585
Total current liabilities	2,367	2,505
Long-term Debt, Net	9,378	8,915
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,948	2,919
Regulatory liabilities	4,842	4,887
Asset retirement obligations	631	638
Pension and other postretirement benefits	397	401
Other deferred credits and liabilities	482	467
Total deferred credits and other liabilities	9,300	9,312
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 246.9 and 246.2, respectively	2	2
Other paid-in capital, principally premium on common stock	5,695	5,694
Retained earnings	2,404	2,380
Accumulated other comprehensive loss	(16)	(17)
Total Ameren Corporation shareholders’ equity	8,085	8,059
Noncontrolling Interests	142	142
Total equity	8,227	8,201
TOTAL LIABILITIES AND EQUITY	$29,272	$28,933
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$148	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	245
Amortization of nuclear fuel	23	23
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	23	32
Allowance for equity funds used during construction	(4)	(6)
Stock-based compensation costs	6	6
Other	17	(8)
Changes in assets and liabilities:
Receivables	(5)	4
Inventories	23	81
Accounts and wages payable	(221)	(213)
Taxes accrued	47	28
Regulatory assets and liabilities	(14)	26
Assets, other	(3)	(14)
Liabilities, other	(18)	(11)
Pension and other postretirement benefits	—	(4)
Net cash provided by operating activities	290	387
Cash Flows From Investing Activities:
Capital expenditures	(636)	(544)
Nuclear fuel expenditures	(35)	(21)
Purchases of securities – nuclear decommissioning trust fund	(96)	(39)
Sales and maturities of securities – nuclear decommissioning trust fund	81	36
Other	2	1
Net cash used in investing activities	(684)	(567)
Cash Flows From Financing Activities:
Dividends on common stock	(122)	(116)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	175	202
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	465	450
Issuances of common stock	13	19
Employee payroll taxes related to stock-based compensation	(20)	(29)
Debt issuance costs	(3)	(4)
Net cash provided by financing activities	421	191
Net change in cash, cash equivalents, and restricted cash	27	11
Cash, cash equivalents, and restricted cash at beginning of year	176	107
Cash, cash equivalents, and restricted cash at end of period	$203	$118
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Common Stock	$2	$2

Other Paid-in Capital:
Beginning of year	5,694	5,627
Shares issued under the DRPlus and 401(k) plan	13	19
Stock-based compensation activity	(12)	(21)
Other paid-in capital, end of period	5,695	5,625

Retained Earnings:
Beginning of year	2,380	2,024
Net income attributable to Ameren common shareholders	146	191
Dividends	(122)	(116)
Retained earnings, end of period	2,404	2,099

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(17)	(22)
Change in deferred retirement benefit costs	1	1
Deferred retirement benefit costs, end of period	(16)	(21)
Total accumulated other comprehensive loss, end of period	(16)	(21)
Total Ameren Corporation Shareholders’ Equity	$8,085	$7,705

Noncontrolling Interests:
Beginning of year	142	142
Net income attributable to noncontrolling interest holders	2	2
Dividends paid to noncontrolling interest holders	(2)	(2)
Noncontrolling interests, end of period	142	142
Total Equity	$8,227	$7,847

Common stock shares outstanding at beginning of year	246.2	244.5
Shares issued under the DRPlus and 401(k) plan	0.2	0.3
Shares issued for stock-based compensation	0.5	0.8
Common stock shares outstanding at end of period	246.9	245.6

Dividends per common share	$0.4950	$0.4750
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME (LOSS)
(Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Electric	$631	$704
Natural gas	49	54
Total operating revenues	680	758
Operating Expenses:
Fuel	140	160
Purchased power	39	51
Natural gas purchased for resale	18	27
Other operations and maintenance	239	224
Depreciation and amortization	139	140
Taxes other than income taxes	79	77
Total operating expenses	654	679
Operating Income	26	79
Other Income, Net	4	12
Interest Charges	40	47
Income (Loss) Before Income Taxes	(10)	44
Income Taxes (Benefit)	(1)	4
Net Income (Loss)	(9)	40
Preferred Stock Dividends	1	1
Net Income (Loss) Available to Common Shareholder	$(10)	$39
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$3	$9
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $7, respectively)	174	164
Accounts receivable – affiliates	34	30
Unbilled revenue	117	139
Miscellaneous accounts receivable	43	33
Inventories	391	373
Other current assets	96	66
Total current assets	858	814
Property, Plant, and Equipment, Net	12,731	12,635
Investments and Other Assets:
Nuclear decommissioning trust fund	742	847
Regulatory assets	305	285
Other assets	357	356
Total investments and other assets	1,404	1,488
TOTAL ASSETS	$14,993	$14,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7	$92
Short-term debt	130	234
Accounts and wages payable	238	465
Accounts payable – affiliates	48	52
Taxes accrued	64	24
Interest accrued	46	48
Current asset retirement obligations	53	53
Current regulatory liabilities	80	62
Other current liabilities	128	96
Total current liabilities	794	1,126
Long-term Debt, Net	4,560	4,098
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,627	1,612
Regulatory liabilities	2,855	2,937
Asset retirement obligations	627	634
Pension and other postretirement benefits	139	141
Other deferred credits and liabilities	52	40
Total deferred credits and other liabilities	5,300	5,364
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,027	2,027
Preferred stock	80	80
Retained earnings	1,721	1,731
Total shareholders’ equity	4,339	4,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,993	$14,937
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(9)	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	138
Amortization of nuclear fuel	23	23
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	(5)	(1)
Allowance for equity funds used during construction	(2)	(4)
Other	2	2
Changes in assets and liabilities:
Receivables	(3)	56
Inventories	(18)	29
Accounts and wages payable	(172)	(167)
Taxes accrued	55	44
Regulatory assets and liabilities	16	11
Assets, other	2	(16)
Liabilities, other	—	(4)
Pension and other postretirement benefits	2	(1)
Net cash provided by operating activities	41	152
Cash Flows From Investing Activities:
Capital expenditures	(278)	(240)
Nuclear fuel expenditures	(35)	(21)
Purchases of securities – nuclear decommissioning trust fund	(96)	(39)
Sales and maturities of securities – nuclear decommissioning trust fund	81	36
Net cash used in investing activities	(328)	(264)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(104)	—
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	465	450
Debt issuance costs	(3)	(4)
Net cash provided by financing activities	272	116
Net change in cash, cash equivalents, and restricted cash	(15)	4
Cash, cash equivalents, and restricted cash at beginning of year	39	8
Cash, cash equivalents, and restricted cash at end of period	$24	$12
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Common Stock	$511	$511

Other Paid-in Capital	2,027	1,903

Preferred Stock	80	80

Retained Earnings:
Beginning of year	1,731	1,735
Net income (loss)	(9)	40
Preferred stock dividends	(1)	(1)
Retained earnings, end of period	1,721	1,774

Total Shareholders’ Equity	$4,339	$4,268
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Electric	$452	$442
Natural gas	271	320
Total operating revenues	723	762
Operating Expenses:
Purchased power	98	105
Natural gas purchased for resale	89	134
Other operations and maintenance	199	191
Depreciation and amortization	107	101
Taxes other than income taxes	42	45
Total operating expenses	535	576
Operating Income	188	186
Other Income, Net	11	11
Interest Charges	39	37
Income Before Income Taxes	160	160
Income Taxes	39	39
Net Income	121	121
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$120	$120
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6	$—
Accounts receivable – trade (less allowance for doubtful accounts of $11 and $10, respectively)	268	215
Accounts receivable – affiliates	15	28
Unbilled revenue	95	139
Miscellaneous accounts receivable	19	25
Inventories	80	121
Current regulatory assets	57	57
Other current assets	31	29
Total current assets	571	614
Property and Plant, Net	10,280	10,083
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	771	694
Other assets	400	383
Total investments and other assets	1,582	1,488
TOTAL ASSETS	$12,433	$12,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$60	$53
Accounts and wages payable	246	299
Accounts payable – affiliates	84	82
Customer deposits	80	77
Current environmental remediation	52	42
Current regulatory liabilities	90	84
Other current liabilities	195	207
Total current liabilities	807	844
Long-term Debt, Net	3,575	3,575
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,251	1,224
Regulatory liabilities	1,884	1,849
Pension and other postretirement benefits	212	214
Environmental remediation	75	87
Other deferred credits and liabilities	277	260
Total deferred credits and other liabilities	3,699	3,634
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,288	2,188
Preferred stock	62	62
Retained earnings	2,002	1,882
Total shareholders' equity	4,352	4,132
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,433	$12,185
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$121	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	100
Amortization of debt issuance costs and premium/discounts	2	3
Deferred income taxes and investment tax credits, net	22	24
Other	(2)	(1)
Changes in assets and liabilities:
Receivables	(6)	(56)
Inventories	41	52
Accounts and wages payable	(20)	(34)
Taxes accrued	16	12
Regulatory assets and liabilities	(28)	18
Assets, other	(4)	3
Liabilities, other	(14)	(12)
Pension and other postretirement benefits	(2)	(3)
Net cash provided by operating activities	232	227
Cash Flows From Investing Activities:
Capital expenditures	(324)	(267)
Other	1	—
Net cash used in investing activities	(323)	(267)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	7	54
Capital contribution from parent	100	—
Net cash provided by financing activities	106	53
Net change in cash, cash equivalents, and restricted cash	15	13
Cash, cash equivalents and restricted cash at beginning of year	125	80
Cash, cash equivalents, and restricted cash at end of period	$140	$93
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS) STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (In millions)

	Three Months Ended March 31,
	2020	2019
Common Stock	$—	$—

Other Paid-in Capital:
Beginning of year	2,188	2,173
Capital contribution from parent	100	—
Other paid-in capital, end of period	2,288	2,173

Preferred Stock	62	62

Retained Earnings:
Beginning of year	1,882	1,539
Net income	121	121
Preferred stock dividends	(1)	(1)
Retained earnings, end of period	2,002	1,659

Total Shareholders’ Equity	$4,352	$3,894
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
The COVID-19 pandemic is a rapidly evolving situation. While the COVID-19 pandemic did not have a material impact on our results of operations, financial position, or liquidity for the three months ended March 31, 2020, it may adversely affect our results of operations, financial position, or liquidity in subsequent periods. The effect will depend on the severity and longevity of the COVID-19 pandemic and the resulting impact on business, economic, and capital market conditions. As a result of the COVID-19 pandemic, measures have been taken by local, state, and federal governments, such as travel bans, quarantines, and shelter-in place orders. On March 21, 2020, a shelter-in-place order for the state of Illinois became effective and will remain in effect until at least May 30, 2020. Similar orders became effective for Saint Louis City and County on March 23, 2020, and the state of Missouri on April 6, 2020. The state of Missouri order was effective through May 3, 2020, while Saint Louis City and County are expected to begin easing restrictions on May 18, 2020. These orders generally preclude or limit the operation of businesses that are deemed nonessential. Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders. As a result of the COVID-19 pandemic, economic activity has been disrupted in the service territories of Ameren Missouri and Ameren Illinois. It has also caused disruptions in the capital markets, which could adversely affect our ability to access these markets on reasonable terms and when needed. These disruptions could continue for a prolonged period of time or become more severe. On March 13, 2020, and March 16, 2020, Ameren Illinois and Ameren Missouri, respectively, suspended customer disconnections for non-payment and began to waive late fees. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which would provide for recovery of increased bad debt expense. However, Ameren Missouri’s earnings are exposed to potential increases in future bad debt expense, which could result in incremental accounts receivable write-offs in future periods as Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism. Our customers’ ability to pay for our services may be adversely affected by the COVID-19 pandemic. A reduction in collections from our tariff-based revenues could reduce our cash from operations and cause an adverse impact to our liquidity.
The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, temporary suspension of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. Ameren has implemented certain provisions of the act, and is currently evaluating other provisions of the act. As of March 31, 2020, there was no material impact to Ameren’s, Ameren Missouri’s, and Ameren Illinois’ financial statements.
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

Variable Interest Entities
As of March 31, 2020, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of March 31, 2020, the maximum exposure to loss related to these variable interest entities was approximately $15 million, which primarily represents due diligence and legal costs incurred by Ameren Missouri associated with the acquisitions. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of March 31, 2020, and December 31, 2019, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $31 million and $28 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2020, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $31 million plus associated outstanding funding commitments of $34 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2020, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $245 million (December 31, 2019 – $264 million) and $118 million (December 31, 2019 – $123 million), respectively, while total borrowings against the policies were $109 million (December 31, 2019 – $114 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The cash surrender value decreased during the three months ended March 31, 2020, primarily because of a decrease in the market value of underlying investments.
Accounting and Reporting Developments
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting guidance relating to defined benefit plan disclosures.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Ameren Companies adopted authoritative accounting guidance that requires credit losses on most financial assets carried at amortized cost and off-balance sheet credit exposures, such as financial guarantees or loan commitments, to be measured using a current expected credit loss (CECL) model. The guidance requires an entity to measure expected credit losses using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In addition, the guidance made certain changes to the impairment model applicable to available-for-sale debt securities, such as requiring credit losses to be presented as an allowance rather than a write-down on impaired debt securities for which there is neither an intent nor a more-likely-than-not requirement to sell. Our adoption of this guidance did not have a material impact on the Ameren Companies’ financial statements and did not result in a cumulative effect adjustment to retained earnings as of the adoption date. See Note 13 – Supplemental Information for additional information regarding credit losses on accounts receivable.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of updates to significant regulatory proceedings and related legal proceedings. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information and a summary of our regulatory frameworks. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.
Missouri
2019 Electric Service Regulatory Rate Review
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. These changes will result in approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. An estimated $70 million would have otherwise been deferred under the PISA. A stipulation and agreement approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflect a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations for the three months ended March 31, 2020. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.
Wind Generation Facilities
In 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities.
In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. Ameren Missouri and the developers continue to monitor the impact to each project schedule. To date, neither developer has reported to Ameren Missouri that the projects will not be completed in 2020. Ameren Missouri expects the up-to 400-megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on Ameren Missouri’s discussions with the developer, Ameren Missouri expects that a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, could be placed in-service in the first quarter of 2021. The build-transfer agreements include provisions for the event in which any portion of either project is completed after 2020. In such an event, according to the terms of the agreements, Ameren Missouri would pay a reduced contract price on the portion of the project completed after 2020, to account for risks associated with qualifying for production tax credits, subject to an obligation to later pay such price differential should Ameren Missouri be entitled to receive production tax credits.
MEEIA
As a result of MoPSC orders issued in September 2017, October 2018, and January 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $20 million during the first quarter of 2019. Ameren Missouri did not recognize revenues related to MEEIA performance incentives during the first quarter of 2020.
Illinois
Electric Distribution Service Rates
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2021 rates with the ICC. Pending ICC approval, this update filing will result in a $45 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2021. This update reflects a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflects an increase based on expected net plant additions for 2020. An ICC decision in this proceeding is expected by December 2020.
2020 Natural Gas Delivery Service Regulatory Rate Review
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
QIP Reconciliation Hearing
In March 2019, Ameren Illinois filed a request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas infrastructure investments recovered under the QIP rider during 2018. In November 2019, the Illinois Attorney General's office challenged the recovery of capital investments, among other things, that were made during 2018, alleging that the amount of investments is excessive based on a comparison to historical investment levels. The Illinois Attorney General's office is not alleging project imprudence or that the investments do not qualify for recovery. In March 2020, the ICC staff filed testimony that supports the prudence and reasonableness of capital investments made during 2018. Ameren Illinois’ 2018 QIP rate recovery under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
Service Disconnection Moratorium Proceeding
In March 2020, the ICC issued an order requiring all Illinois electric distribution, natural gas, water, and sewer utilities to suspend disconnections for customer non-payment and waive late fees, on an interim basis, effective March 18, 2020, and for as long as the public health emergency related to the COVID-19 pandemic remains in effect for the state of Illinois. At this time, the state of Illinois’ public health emergency remains in effect until May 30, 2020. The order also requires utilities to design and implement, upon ICC approval and on a temporary basis, more flexible credit and collection practices. In March 2020, Ameren Illinois filed a response to the ICC order stating their compliance with the suspension of disconnections and late fees for electric distribution and natural gas customers, and proposing more flexible credit and collection practices, including longer deferred payment arrangements for customers that fall behind on bill payments. In April 2020, similar to other utilities in Illinois, Ameren Illinois also requested approval to recover forgone late fees related to natural gas service through its existing bad debt rider and the ability to defer, as a regulatory asset, costs incurred related to the COVID-19 pandemic. Recovery of electric distribution forgone late fees and costs incurred related to the COVID-19 pandemic are included in Ameren Illinois’ electric distribution formula rates. In April 2020, the ICC staff recommended extending the suspension of disconnections and late fees for 60 days beyond when the state of Illinois’ public health emergency has ended. The ICC is under no deadline to issue an order in this proceeding.
Federal
Ameren Illinois Transmission Formula Rate Revisions
In February 2020, MISO, on behalf of Ameren Illinois, filed a request with the FERC to revise Ameren Illinois’ transmission formula rate calculation with respect to calculation inputs for materials and supplies. In May 2020, the FERC issued an order approving the revisions prospectively. In addition, the FERC noted that the FERC staff should review historical rate recovery in connection with an ongoing FERC audit. At this time, Ameren and Ameren Illinois are evaluating this order, but do not expect the impact to be material on their results of operations, financial position, or liquidity.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base ROE to 10.32%, or a 10.82% total allowed ROE with the inclusion of a 50 basis point incentive adder for participation in an RTO, that was effective from late September 2016 forward. The September 2016 order also required refunds for the period November 2013 to February 2015, which were paid in 2017. With the maximum FERC-allowed refund period for the November 2013 complaint case ending in February 2015, another customer complaint case was filed in February 2015, seeking a further reduction in the allowed base ROE for the period of February 2015 to May 2016. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case.
As of March 31, 2020, Ameren and Ameren Illinois had recorded current regulatory liabilities of $40 million and $23 million, respectively, to reflect the expected refunds, including interest, associated with the reduced ROEs in the November 2019 order in the November 2013 complaint case. The reduction in the FERC-allowed base ROE from 10.32% to 9.88% is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. The FERC has not ruled on the merits of the rehearing requests and is under no deadline to do so. The allowed base ROE for the 15-month period related to the February 2015 complaint case was 12.38%. Each 50 basis point reduction in the allowed base ROE for this 15-month period would reduce Ameren’s and Ameren Illinois’ net income by an estimated $11 million and $6 million, respectively.
In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and improved parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. Initial comments are due by July 2020. Ameren is unable to predict the ultimate impact of the Notices of Inquiry or the Notice of Proposed Rulemaking at this time.
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
Credit Agreements
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits and issue letters of credit. As of March 31, 2020, based on credit facility borrowings, commercial paper outstanding, and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.7 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2020. As of March 31, 2020, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 55%, 51%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents the credit facility borrowings and commercial paper outstanding, net of issuance discounts, as of March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
	Credit Facility Borrowings	Commercial Paper	Total Short-term Debt	Credit Facility Borrowings	Commercial Paper	Total Short-term Debt
Ameren (parent)	$275	$150	$425	$—	$153	$153
Ameren Missouri	130	—	130	—	234	234
Ameren Illinois	60	—	60	—	53	53
Ameren consolidated	$465	$150	$615	$—	$440	$440
The following table summarizes the borrowing activity and relevant interest rates under the Credit Agreements for the three months ended March 31, 2020. There were no borrowings under the Credit Agreements for the three months ended March 31, 2019.

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Total
Missouri Credit Agreement
Average daily credit facility borrowings outstanding during the period	$1	$12	$—	$13
Weighted-average interest rate	2.06%	2.36%	—%	2.33%
Peak credit facility borrowings during the period(a)	$100	$130	$—	$230
Peak interest rate	2.06%	3.33%	—%	3.33%
Illinois Credit Agreement
Average daily credit facility borrowings outstanding during the period	$2	$—	$5	$7
Weighted-average interest rate	2.06%	—%	2.05%	2.06%
Peak credit facility borrowings during the period(a)	$175	$—	$60	$235
Peak interest rate	2.06%	—%	2.05%	2.06%

(a)
The timing of peak credit facility borrowings varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak credit facility borrowings for the period.

Commercial Paper
The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs for the three months ended March 31, 2020 and 2019:

	Ameren (parent)	Ameren Missouri		Ameren Illinois	Ameren Consolidated
2020
Average daily commercial paper outstanding at par value	$154	$383		$71	$608
Weighted-average interest rate	1.94%	1.84%		1.99%	1.88%
Peak commercial paper during period at par value(a)	$225	$521		$137	$854
Peak interest rate	3.30%	5.05%	(b)	3.40%	5.05%	(b)
2019
Average daily commercial paper outstanding at par value	$480	$246		$89	$815
Weighted-average interest rate	2.87%	2.84%		2.76%	2.85%
Peak commercial paper during period at par value(a)	$618	$549		$130	$1,113
Peak interest rate	3.10%	2.97%		2.90%	3.10%

(a)
The timing of peak outstanding commercial paper issuances varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak commercial paper issuances for the period.

(b)	In the first quarter of 2020, Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the money pool for the three months ended March 31, 2020, was 1.93% (2019 – 2.87%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2020 and 2019.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2020, Ameren issued a total of 0.2 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $13 million. In addition, in the first quarter of 2020, Ameren issued 0.5 million shares of common stock valued at $38 million upon the vesting of stock-based compensation.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At March 31, 2020, Ameren could have settled the forward sale agreement with physical delivery of 7.5 million shares of common stock to the counterparty in exchange for $552 million. The forward sale agreement could also have been settled at March 31, 2020, with delivery of approximately $2 million or less than 0.1 million shares of common stock to the counterparty, if Ameren had elected to net cash or net share settle, respectively. For additional information about the forward sale agreement, see Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K.
In April 2020, Ameren (parent) issued $800 million of 3.50% senior unsecured notes due January 2031, with interest payable semiannually on January 15 and July 15, beginning July 15, 2020. Ameren received net proceeds of $793 million, which were used for general corporate purposes, including to repay outstanding short-term debt, and will be used to fund the repayment of Ameren’s 2.70% senior unsecured notes due November 2020.
Ameren Missouri
In March 2020, Ameren Missouri issued $465 million of 2.95% first mortgage bonds due March 2030, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2020. Ameren Missouri received net proceeds of $462 million, which were used to repay outstanding short-term debt, including short-term debt that Ameren Missouri incurred in connection with the repayment of $85 million of its 5.00% senior secured notes that matured in February 2020.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.

Off-balance-sheet Arrangements
At March 31, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2020 and 2019:

	Three Months
	2020		2019
Ameren:
Allowance for equity funds used during construction	$4		$6
Interest income on industrial development revenue bonds	6		6
Other interest income	1		2
Non-service cost components of net periodic benefit income(a)	23		22
Miscellaneous income	2		2
Donations	(13)	(b)	(6)
Miscellaneous expense	(2)		(3)
Total Other Income, Net	$21		$29
Ameren Missouri:
Allowance for equity funds used during construction	$2		$4
Interest income on industrial development revenue bonds	6		6
Non-service cost components of net periodic benefit income(a)	5		4
Miscellaneous income	1		1
Donations	(8)	(b)	(2)
Miscellaneous expense	(2)		(1)
Total Other Income, Net	$4		$12
Ameren Illinois:
Allowance for equity funds used during construction	$2		$2
Interest income	1		2
Non-service cost components of net periodic benefit income	13		12
Miscellaneous income	1		1
Donations	(4)		(4)
Miscellaneous expense	(2)		(2)
Total Other Income, Net	$11		$11

(a)
For the three months ended March 31, 2020 and 2019, the non-service cost components of net periodic benefit income were partially offset by a deferral of $6 million and $7 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

(b)	Includes $8 million pursuant to Ameren Missouri’s March 2020 electric rate order. See Note 2 – Rate and Regulatory Matters for additional information.
NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:

•	an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;

•	market values of natural gas and uranium inventories that differ from the cost of those commodities in inventory;

•	actual cash outlays for the purchase of these commodities that differ from anticipated cash outlays; and

•	actual off-system sales revenues that differ from anticipated revenues
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2020, and December 31, 2019, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2020, and December 31, 2019. As of March 31, 2020, these contracts extended through October 2023, March 2024, May 2032 and March 2023 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions, except as indicated)
	2020			2019
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	62	—	62	58	—	58
Natural gas (in mmbtu)	20	147	167	20	136	156
Power (in megawatthours)	5	7	12	5	7	12
Uranium (pounds in thousands)	365	—	365	565	—	565

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2020, and December 31, 2019:

		March 31, 2020			December 31, 2019
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$3	$—	$3	$4	$—	$4
	Other assets	1	—	1	2	—	2
Natural gas	Other current assets	—	2	2	—	3	3
	Other assets	—	2	2	—	1	1
Power	Other current assets	18	—	18	14	—	14
	Other assets	4	—	4	2	—	2
	Total assets	$26	$4	$30	$22	$4	$26
Fuel oils	Other current liabilities	$19	$—	$19	$4	$—	$4
	Other deferred credits and liabilities	12	—	12	3	—	3
Natural gas	Other current liabilities	3	17	20	1	12	13
	Other deferred credits and liabilities	—	5	5	1	6	7
Power	Other current liabilities	2	18	20	2	17	19
	Other deferred credits and liabilities	1	223	224	1	207	208
Uranium	Other deferred credits and liabilities	1	—	1	1	—	1
	Total liabilities	$38	$263	$301	$13	$242	$255

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2020, and December 31, 2019.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2020, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of March 31, 2020, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2020 or 2019. At March 31, 2020, and December 31, 2019, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$4	$4		$—	$—	$6	$6
Power	4	—	18	22		—	2	14	16
Total derivative assets – commodity contracts	$4	$—	$22	$26		$—	$2	$20	$22
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$457	$—	$—	$457		$569	$—	$—	$569
Debt securities:
U.S. Treasury and agency securities	—	105	—	105		—	107	—	107
Corporate bonds	—	96	—	96		—	93	—	93
Other	—	68	—	68		—	73	—	73
Total nuclear decommissioning trust fund	$457	$269	$—	$726	(a)	$569	$273	$—	$842	(a)
Total Ameren Missouri	$461	$269	$22	$752		$569	$275	$20	$864
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$1	$3	$4		$—	$1	$3	$4

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Ameren
Derivative assets – commodity contracts(b)	$4	$1	$25	$30		$—	$3	$23	$26
Nuclear decommissioning trust fund(c)	457	269	—	726	(a)	569	273	—	842	(a)
Total Ameren	$461	$270	$25	$756		$569	$276	$23	$868
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$18	$—	$13	$31		$1	$—	$6	$7
Natural gas	—	3	—	3		—	2	—	2
Power	2	—	1	3		—	2	1	3
Uranium	—	—	1	1		—	—	1	1
Total Ameren Missouri	$20	$3	$15	$38		$1	$4	$8	$13
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$15	$5	$22		$3	$12	$3	$18
Power	—	—	241	241		—	—	224	224
Total Ameren Illinois	$2	$15	$246	$263		$3	$12	$227	$242
Ameren
Derivative liabilities – commodity contracts(b)	$22	$18	$261	$301		$4	$16	$235	$255

(a)	Balance excludes $16 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2020, and December 31, 2019, respectively.

(b)	See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.

(c)	See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019:

	2020			2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$13	$(224)	$(211)	$—	$(183)	$(183)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	11	(21)	(10)	—	(4)	(4)
Settlements	(7)	4	(3)	—	3	3
Ending balance at March 31	$17	$(241)	$(224)	$—	$(184)	$(184)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$10	$(21)	$(11)	$—	$(4)	$(4)

All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2020, and December 31, 2019:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2020	Power(c)	$18	$(242)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	16 – 33	25
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	2 – 3	2
2019	Power(d)	$14	$(225)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 34	25
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	(1) – 0	0

(a)	Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Unobservable inputs were weighted by relative fair value

(c)
Valuations through 2029 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2029 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.

(d)
Valuations through 2028 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2028 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of March 31, 2020, and December 31, 2019:

	March 31, 2020
	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:
Cash, cash equivalents, and restricted cash	$203		$203	$—	$—		$203
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	615		—	615	—		615
Long-term debt (including current portion)(a)	9,735	(b)	—	10,189	449	(c)	10,638
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$24		$24	$—	$—		$24
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	130		—	130	—		130
Long-term debt (including current portion)(a)	4,567	(b)	—	5,098	—		5,098
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$140		$140	$—	$—		$140
Short-term debt	60		—	60	—		60
Long-term debt (including current portion)	3,575	(b)	—	3,945	—		3,945
	December 31, 2019
Ameren:
Cash, cash equivalents, and restricted cash	$176		$176	$—	$—		$176
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	440		—	440	—		440
Long-term debt (including current portion)(a)	9,357	(b)	—	9,957	484	(c)	10,441
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$39		$39	$—	$—		$39
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	234		—	234	—		234
Long-term debt (including current portion)(a)	4,190	(b)	—	4,772	—		4,772
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$125		$125	$—	$—		$125
Short-term debt	53		—	53	—		53
Long-term debt (including current portion)	3,575	(b)	—	4,019	—		4,019

(a)
Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of March 31, 2020, and December 31, 2019, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.

(b)
Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $73 million, $32 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2020. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $72 million, $30 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2019.

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

Capacity Supply Agreement
In April 2020, Ameren Illinois conducted a procurement event, administered by the IPA, to acquire capacity. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2020, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $2 million from June 2021 through May 2023.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2020, and December 31, 2019:

	March 31, 2020		December 31, 2019
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$12	$48	$15	$43
Income taxes receivable from parent(b)	16	1	15	17

(a)	Included in “Accounts payable – affiliates” on the balance sheet.

(b)	Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2020 and 2019:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2020		$3	$	(a)
agreements with Ameren Illinois		2019		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2020		$7		$1
rent and facility services		2019		7		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2020	$	(b)	$	(b)
miscellaneous support services		2019		(b)		(b)
Total Operating Revenues		2020		$10		$1
		2019		7		1
Ameren Illinois power supply	Purchased Power	2020	$	(a)		$3
agreements with Ameren Missouri		2019		(a)		(b)
Ameren Illinois transmission	Purchased Power	2020	$	(a)	$	(b)
services with ATXI		2019		(a)		(b)
Total Purchased Power		2020	$	(a)		$3
		2019		(a)		(b)
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2020	$	(b)		$1
rent and facility services		2019		(b)		1
Ameren Services support services	Other Operations and Maintenance	2020		$35		$33
agreement		2019		32		30
Total Other Operations and		2020		$35		$34
Maintenance		2019		32		31
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2020	$	(b)	$	(b)
		2019		—		—

(a)	Not applicable.

(b)	Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at March 31, 2020. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at March 31, 2020.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2020	$242	$150	$35	$85	(d)	$2	$55	$569
2021	219	129	57	51		3	40	499
2022	185	69	11	13		3	24	305
2023	105	39	44	3		3	24	218
2024	94	13	15	—		3	23	148
Thereafter	55	43	16	—		24	59	197
Total	$900	$443	$178	$152		$38	$225	$1,936
Ameren Missouri:
2020	$242	$32	$35	$—		$2	$43	$354
2021	219	26	57	—		3	31	336
2022	185	15	11	—		3	23	237
2023	105	13	44	—		3	24	189
2024	94	6	15	—		3	23	141
Thereafter	55	19	16	—		24	26	140
Total	$900	$111	$178	$—		$38	$170	$1,397
Ameren Illinois:
2020	$—	$118	$—	$85	(d)	$—	$5	$208
2021	—	103	—	51		—	4	158
2022	—	54	—	13		—	—	67
2023	—	26	—	3		—	—	29
2024	—	7	—	—		—	—	7
Thereafter	—	24	—	—		—	—	24
Total	$—	$332	$—	$152		$—	$9	$493

(a)	Includes amounts for generation and for distribution.

(b)
The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $15 million through 2024.

(c)
The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.

(d)
In January 2018, as required by the FEJA, Ameren Illinois entered into agreements to acquire zero emission credits, through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $11 million of zero emission credits through May 2020.

In April 2020, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and capacity through May 2023. In the April 2020 procurement events, Ameren Illinois contracted to purchase 3,550,800 megawatthours of energy products for $92 million from June 2020 through May 2023 and 617 megawatts of capacity for $4 million from June 2021 through May 2023. See Note 8 – Related-party Transactions for additional information regarding the capacity agreement between Ameren Missouri and Ameren Illinois as a result of the April 2020 capacity procurement event.
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
CO2 Emissions Standards
In September 2019, the EPA’s Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units, became effective. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by July 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, will be working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. Additionally, in October 2019, following a request by Ameren Missouri, the district court stayed implementation of the majority of its order’s requirements while the case is appealed. Ameren Missouri believes the district court both misinterpreted and misapplied the law in its ruling. We are unable to predict the ultimate resolution of this matter. Ameren Missouri expects to file its brief in the appeal in late May 2020. Based on anticipated scheduling, the court is expected to hear oral arguments in 2020; however, it is under no deadline to issue a ruling in this case.
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
CCR Management
In 2015, the EPA issued the CCR rule, which established requirements for the management and disposal of CCR from coal-fired power plants. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing its surface impoundments, with the last of such closures scheduled for 2023. The EPA issued revisions to the CCR rule in July 2018, proposed additional revisions in July and November 2019, and indicated that additional revisions to the CCR rule are likely. Ameren and Ameren Missouri have AROs of $137 million recorded on their respective balance sheets as of March 31, 2020, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $125 million from 2020 through 2024 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2020, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of March 31, 2020, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $126 million to $213 million. Ameren and Ameren Illinois recorded a liability of $126 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2020:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2020	$450		$—
Pool participation	(a)	13,348	(a)	138	(b)
		$13,798	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2020	$3,200	(d)	$25	(e)
Replacement power:
NEIL	April 1, 2020	$490	(f)	$7	(e)

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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2020	2019	2020	2019
Service cost(a)	$27	$22	$4	$4
Non-service cost components:
Interest cost	43	47	10	11
Expected return on plan assets	(73)	(69)	(20)	(19)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	14	6	(2)	(4)
Total non-service cost components(b)	$(16)	$(16)	$(13)	$(13)
Net periodic benefit cost (income)	$11	$6	$(9)	$(9)

(a)	Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)	Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective shares of Ameren’s pension and postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2020	2019	2020	2019
Ameren Missouri(a)	$4	$1	$(1)	$(2)
Ameren Illinois	7	5	(8)	(7)
Ameren(a)	$11	$6	$(9)	$(9)

(a)
Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

Funding
Ameren expects to make annual contributions of approximately $5 million to $45 million in each year through 2024, with aggregate estimated contributions of $115 million, based on its assumptions at March 31, 2020, its investment performance in 2020, and its pension funding policy. This is an increase from the aggregate estimated contributions of $70 million at December 31, 2019, due to year-to-date performance of Ameren’s pension and other postretirement benefit plan assets in 2020.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2020 and 2019:

	Ameren		Ameren Missouri		Ameren Illinois
	2020	2019	2020	2019	2020	2019
Three Months
Federal statutory corporate income tax rate:	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(9)	(7)	(15)	(12)	(3)	(3)
Depreciation differences	(1)	—	—	—	(1)	—
Amortization of deferred investment tax credit	—	(1)	(1)	(1)	—	—
State tax	6	6	3	4	7	7
Stock-based compensation	(5)	(7)	—	—	—	—
Other permanent items	—	—	—	(3)	—	—
Effective income tax rate	12%	12%	8%	9%	24%	25%

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$42	$3	$6	$16	$9	$—
Restricted cash included in “Other current assets”	16	4	6	14	4	5
Restricted cash included in “Other assets”	128	—	128	120	—	120
Restricted cash included in “Nuclear decommissioning trust fund”	17	17	—	26	26	—
Total cash, cash equivalents, and restricted cash	$203	$24	$140	$176	$39	$125

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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2020, and December 31, 2019, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $33 million and $32 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2020 and 2019:

	2020			2019
	Ameren	Ameren Missouri	Ameren Illinois(a)	Ameren	Ameren Missouri	Ameren Illinois(a)
Balance at January 1	$17	$7	$10	$18	$7	$11
Bad debt expense	3	2	1	3	1	2
Net write-offs	(1)	(1)	—	(2)	(1)	(1)
Balance at March 31	$19	$8	$11	$19	$7	$12

(a)
Ameren Illinois has a rate-adjustment mechanism that allows it to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates.

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2020 and 2019:

	March 31, 2020			March 31, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$235	$97	$127	$208	$92	$106
Accrued nuclear fuel expenditures	7	7	—	—	—	—
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	(111)	(111)	—	64	64	—
Financing
Issuance of common stock for stock-based compensation	$38	$—	$—	$54	$—	$—

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2020:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2019	$687	(a)	$4	(b)	$691	(a)
Liabilities settled	(14)		—		(14)
Accretion	7	(c)	—		7	(c)
Balance at March 31, 2020	$680	(a)	$4	(b)	$684	(a)

(a)	Balance included $53 million in “Other current liabilities” on the balance sheet as of both December 31, 2019, and March 31, 2020.

(b)	Included in “Other deferred credits and liabilities” on the balance sheet.

(c)	Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Stock-based Compensation
On January 1, 2020, Ameren granted 294,320 performance share units with a grant date fair value of $24 million and 132,307 restricted share units with a grant date fair value of $10 million. Awards vest approximately 38 months after the grant date or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (252,370 performance share units) or based on the achievement of renewable generation and energy storage installation targets (41,950 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2020 and 2019, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $8 million and $14 million, respectively.
Deferred Compensation
As of March 31, 2020, and December 31, 2019, “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $85 million and $86 million, respectively, recorded at the present value of future benefits to be paid.
Operating Revenues
As of March 31, 2020 and 2019, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2020 and 2019:

	Three Months
	2020	2019
Ameren Missouri	$30	$31
Ameren Illinois	35	39
Ameren	$65	$70

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months
	2020	2019
Weighted-average Common Shares Outstanding – Basic	246.4	244.9
Assumed settlement of performance share units and restricted stock units	1.1	1.5
Dilutive effect of forward sale agreement	0.6	—
Weighted-average Common Shares Outstanding – Diluted(a)	248.1	246.4

(a)	There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2020 and 2019.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2020 and 2019. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2020:
External revenues	$670	$389	$271	$110		$—	$—	$1,440
Intersegment revenues	10	1	—	13		—	(24)	—
Net income (loss) attributable to Ameren common shareholders	(10)	37	55	47	(a)	17	—	146
Capital expenditures	278	123	61	170		3	1	636
Three Months 2019:
External revenues	$751	$386	$320	$99		$—	$—	$1,556
Intersegment revenues	7	1	—	15		—	(23)	—
Net income attributable to Ameren common shareholders	39	36	57	44	(a)	15	—	191
Capital expenditures	240	124	51	121		10	(2)	544

(a)	Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
Three Months 2020:
External revenues	$390	$271	$62		$—	$723
Intersegment revenues	—	—	12	(a)	(12)	—
Net income available to common shareholder	37	55	28		—	120
Capital expenditures	123	61	140		—	324
Three Months 2019:
External revenues	$387	$320	$55		$—	$762
Intersegment revenues	—	—	15	(a)	(15)	—
Net income available to common shareholder	36	57	27		—	120
Capital expenditures	124	51	92		—	267

(a)	Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2020 and 2019. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2020:
Residential	$297	$220	$—	$—	$—	$517
Commercial	221	126	—	—	—	347
Industrial	53	35	—	—	—	88
Other	60	9	—	123	(24)	168
Total electric revenues	$631	$390	$—	$123	$(24)	$1,120
Residential	$33	$—	$213	$—	$—	$246
Commercial	13	—	54	—	—	67
Industrial	1	—	3	—	—	4
Other	2	—	1	—	—	3
Total natural gas revenues	$49	$—	$271	$—	$—	$320
Total revenues(a)	$680	$390	$271	$123	$(24)	$1,440
Three Months 2019:
Residential	$312	$217	$—	$—	$—	$529
Commercial	239	123	—	—	—	362
Industrial	55	34	—	—	—	89
Other	98	13	—	114	(23)	202
Total electric revenues	$704	$387	$—	$114	$(23)	$1,182
Residential	$38	$—	$246	$—	$—	$284
Commercial	16	—	65	—	—	81
Industrial	2	—	4	—	—	6
Other	(2)	—	5	—	—	3
Total natural gas revenues	$54	$—	$320	$—	$—	$374
Total revenues(a)	$758	$387	$320	$114	$(23)	$1,556

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2020:
Revenues from alternative revenue programs	$(3)	$46	$11	$12	$66
Other revenues not from contracts with customers	8	1	1	—	10
Three Months 2019:
Revenues from alternative revenue programs	$15	$22	$(3)	$(5)	$29
Other revenues not from contracts with customers	5	3	1	—	9

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2020:
Residential	$220	$213	$—	$—	$433
Commercial	126	54	—	—	180
Industrial	35	3	—	—	38
Other	9	1	74	(12)	72
Total revenues(a)	$390	$271	$74	$(12)	$723
Three Months 2019:
Residential	$217	$246	$—	$—	$463
Commercial	123	65	—	—	188
Industrial	34	4	—	—	38
Other	13	5	70	(15)	73
Total revenues(a)	$387	$320	$70	$(15)	$762

(a)
The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Revenues from alternative revenue programs	$46	$11	$10	$67
Other revenues not from contracts with customers	1	1	—	2
Three Months 2019:
Revenues from alternative revenue programs	$22	$(3)	$(5)	$14
Other revenues not from contracts with customers	3	1	—	4

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

OVERVIEW
Ameren's first quarter 2020 net income attributable to common shareholders was $146 million, or $0.59 per diluted share, compared with first quarter 2019 net income attributable to common shareholders of $191 million, or $0.78 per diluted share. The decrease in year-over-year earnings reflected lower revenues due to the absence in 2020 of MEEIA performance incentives, decreased electric retail sales at Ameren Missouri primarily due to milder winter temperatures experienced in 2020, and a lower recognized ROE at Ameren Illinois Electric Distribution. The decreased earnings also reflected increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms primarily due to changes in the cash surrender value of company-owned life insurance, partially offset by the absence in 2020 of expenses related to the Callaway Energy Center’s scheduled refueling and maintenance outage. Earnings were also unfavorably affected by increased charitable donations at Ameren Missouri pursuant to its March 2020 electric rate order. Net income, compared to the year-ago period, was favorably affected by infrastructure investments that drove higher earnings at Ameren Transmission and Ameren Illinois Electric Distribution, each of which benefits from formula ratemaking.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested $0.6 billion in those businesses in the three months ended March 31, 2020.
The COVID-19 pandemic is a rapidly evolving situation. While the COVID-19 pandemic did not have a material impact on our results of operations, financial position, or liquidity for the three months ended March 31, 2020, it may adversely affect our results of operations, financial position, or liquidity in subsequent periods. The effect will depend on the severity and longevity of the COVID-19 pandemic and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally require individuals to remain at home and preclude or limit the operation of businesses that are deemed nonessential. In early 2020, Ameren began implementing its business continuity plans, and continues to implement measures to mitigate the risk of COVID-19 transmission. Actions included restricting domestic and international travel for employees, implementing work-from-home policies, securing and supplying personal protective equipment, and implementing work practices to ensure the safety of our employees and customers, while maintaining social distancing. While Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March. We are monitoring the impacts the pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion on these and other matters, see Management’s Discussion and Analysis of Results of Operations, Liquidity and Capital Resources, and Outlook sections below.
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
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations for the three months ended March 31, 2020. The new rates became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri’s March and April 2020 electric service regulatory rate orders.
Consistent with its 2017 IRP filing, in 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. Ameren Missouri and the developers continue to monitor the impact to each project schedule. To date, neither developer has reported to Ameren Missouri that the projects will not be completed in 2020. Ameren Missouri expects the up-to 400-megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on Ameren Missouri’s discussions with the developer, Ameren Missouri expects that a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, could be placed in-service in the first quarter of 2021. The build-transfer agreements include provisions for the event in which any portion of either project is completed after 2020. In such an event, according to the terms of the agreements, Ameren Missouri would pay a reduced contract price on the portion of the project completed after 2020, to account for risks associated with qualifying for production tax credits, subject to an obligation to later pay such price differential should Ameren Missouri be entitled to receive production tax credits. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri wind generation investments.
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Beginning with the fall 2020 refueling and maintenance outage, Ameren Missouri will defer the maintenance expenses incurred related to a scheduled refueling and maintenance outage as a regulatory asset and amortize those expenses after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Deferring and amortizing these expenses allows the timing of expense recognition to more closely align with revenues and mitigates future earnings volatility between outage and non-outage years.
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2021 rates with the ICC. Pending ICC approval, this update filing will result in a $45 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2021. This update reflects a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflects an increase based on expected net plant additions for 2020. An ICC decision in this proceeding is expected by December 2020.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, including those resulting from the COVID-19 pandemic discussed below, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Customer rates are determined under various regulatory mechanisms. See Note 2 – Rate and Regulatory Matters for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, within the frameworks established by our regulators.
The COVID-19 pandemic is a rapidly evolving situation. While the COVID-19 pandemic did not have a material impact on our results of operations, financial position, or liquidity for the three months ended March 31, 2020, it may adversely affect our results of operations, financial position, or liquidity in subsequent periods. The effect will depend on the severity and longevity of the COVID-19 pandemic and the resulting impact on business, economic, and capital market conditions. On March 21, 2020, a shelter-in-place order for the state of Illinois became effective and will remain in effect until at least May 30, 2020. Similar orders became effective for Saint Louis City and County on

March 23, 2020, and the state of Missouri on April 6, 2020. The state of Missouri order was effective through May 3, 2020, while Saint Louis City and County are expected to begin easing restrictions on May 18, 2020. These orders generally preclude or limit the operation of businesses that are deemed nonessential. While Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March. We are monitoring the impacts the pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. On March 13, 2020, and March 16, 2020, Ameren Illinois and Ameren Missouri, respectively, suspended customer disconnections for non-payment and began to waive late fees. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which would provide for recovery of increased bad debt expense. However, Ameren Missouri’s earnings are exposed to potential increases in future bad debt expense, which could result in incremental accounts receivable write-offs in future periods as Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism. In the three months ended March 31, 2020, Ameren Missouri’s total electric sales volumes were comparable with the same period in 2019, with a 2% decrease in industrial electric sales volumes and a 1.5% decrease in commercial electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. These decreases were offset by a 2.5% increase in higher margin residential electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. Ameren Illinois also experienced decreases in electric and natural gas sales volumes. However, Ameren Illinois' electric distribution and transmission businesses have formula ratemaking frameworks, which provide for recovery of their revenue requirements independent of sales volumes, and Ameren Illinois' natural gas distribution business has a VBA, which provides for recovery of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. Additionally, ATXI’s electric transmission business has a formula ratemaking framework, which provides for recovery of its revenue requirements independent of sales volumes. Furthermore, none of Ameren’s businesses have experienced significant disruptions to their supply chain operations. However, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding supply chain disruptions related to Ameren Missouri’s acquisition of an up-to 300-megawatt wind generation facility.
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
We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of Ameren Missouri’s energy centers and our transmission and distribution systems, and the level and timing of operations and maintenance costs and capital investment, are key factors that we seek to manage in order to optimize our results of operations, financial position, and liquidity.
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2020 and 2019:

	Three Months
	2020	2019
Net income attributable to Ameren common shareholders	$146	$191
Earnings per common share – basic and diluted	0.59	0.78
Net income attributable to Ameren common shareholders decreased $45 million, or 19 cents per diluted share, in the three months ended March 31, 2020, compared with the year-ago period. The decrease was due to net income decreases of $49 million and $2 million at Ameren Missouri and Ameren Illinois Natural Gas, respectively. These decreases were partially offset by net income increases of $3 million, $2 million, and $1 million at Ameren Transmission, activity not reported as part of a segment, primarily at Ameren (parent), and Ameren Illinois Electric Distribution, respectively.
Earnings per diluted share were unfavorably affected between periods by:

•
increased other operation and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding the absence of the Callaway Energy Center’s scheduled refueling and maintenance outage costs, primarily due to changes in the cash surrender value of company-owned life insurance (8 cents per share);

•	the absence in 2020 of MEEIA 2013 and MEEIA 2016 performance incentives at Ameren Missouri recognized in the first quarter of 2019 (6 cents per share);

•	decreased electric retail sales at Ameren Missouri, primarily due to milder winter temperatures experienced in 2020 (estimated at 5 cents per share);

•	decreased income tax benefits at Ameren (parent) related to stock-based compensation and company-owned life insurance (5 cents per share);

•	decreased Ameren Illinois Electric Distribution earnings under formula ratemaking because of a lower recognized ROE (2 cents per share); and

•	increased charitable donations at Ameren Missouri pursuant to its March 2020 electric rate order (2 cents per share).
Earnings per diluted share were favorably affected between periods by:

•	increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking because of additional rate base investments (3 cents per share);

•
decreased other operation and maintenance expenses related to the absence of a Callaway Energy Center’s scheduled refueling and maintenance outage, which last occurred in the second quarter of 2019, and the deferral of 2020 outage expenses under the February 2020 MoPSC order (2 cents per share);

•	increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent per share); and

•
decreased net financing costs at Ameren Missouri, primarily as a result of the regulatory deferral of interest expense pursuant to the PISA, partially offset by lower levels of the allowance for funds used during construction (1 cent per share).

The cents per share information presented is based on the weighted-average basic common shares outstanding in the three months ended March 31, 2019, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2020 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2020:
Electric margins	$452	$280	$—	$123	$(9)	$846
Natural gas margins	31	—	182	—	—	213
Other operations and maintenance expenses	(239)	(130)	(57)	(14)	2	(438)
Depreciation and amortization expenses	(139)	(71)	(21)	(24)	—	(255)
Taxes other than income taxes	(79)	(19)	(22)	(2)	(3)	(125)
Other income, net	4	7	2	2	6	21
Interest charges	(40)	(18)	(10)	(21)	(4)	(93)
Income (taxes) benefit	1	(11)	(19)	(17)	25	(21)
Net income (loss)	(9)	38	55	47	17	148
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$(10)	$37	$55	$47	$17	$146
Three Months 2019:
Electric margins	$493	$267	$—	$114	$(8)	$866
Natural gas margins	27	—	186	—	—	213
Other operations and maintenance expenses	(224)	(119)	(59)	(15)	—	(417)
Depreciation and amortization expenses	(140)	(68)	(20)	(20)	—	(248)
Taxes other than income taxes	(77)	(20)	(24)	(1)	(4)	(126)
Other income, net	12	6	3	1	7	29
Interest charges	(47)	(18)	(10)	(19)	(3)	(97)
Income (taxes) benefit	(4)	(11)	(19)	(16)	23	(27)
Net income	40	37	57	44	15	193
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$39	$36	$57	$44	$15	$191

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Electric and natural gas margins	$280	$182	$74	$536
Other operations and maintenance expenses	(130)	(57)	(12)	(199)
Depreciation and amortization expenses	(71)	(21)	(15)	(107)
Taxes other than income taxes	(19)	(22)	(1)	(42)
Other income, net	7	2	2	11
Interest charges	(18)	(10)	(11)	(39)
Income taxes	(11)	(19)	(9)	(39)
Net income	38	55	28	121
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$37	$55	$28	$120
Three Months 2019:
Electric and natural gas margins	$267	$186	$70	$523
Other operations and maintenance expenses	(119)	(59)	(13)	(191)
Depreciation and amortization expenses	(68)	(20)	(13)	(101)
Taxes other than income taxes	(20)	(24)	(1)	(45)
Other income, net	6	3	2	11
Interest charges	(18)	(10)	(9)	(37)
Income taxes	(11)	(19)	(9)	(39)
Net income	37	57	27	121
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$36	$57	$27	$120
Electric and Natural Gas Margins
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

Electric Margins

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $20 Million)

(a)	Includes other/intersegment eliminations of $(9) million and $(8) million in the three months ended March 31, 2020 and 2019, respectively.
Natural Gas Margins

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Change of $- Million)

The following table presents the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2020, compared with the year-ago period.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(27)	$—	$—	$—	$—	$(27)
Base rates (estimate)(c)	—	11	—	9	—	20
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	1	—	—	—	—	1
MEEIA 2013 and MEEIA 2016 performance incentives	(20)	—	—	—	—	(20)
Off-system sales	(22)	—	—	—	—	(22)
Energy-efficiency program investments	—	3	—	—	—	3
Other	1	—	—	—	(1)	—
Cost recovery mechanisms – offset in fuel and purchased power(d)	(3)	(9)	—	—	—	(12)
Other cost recovery mechanisms(e)	(3)	(2)	—	—	—	(5)
Total electric revenue change	$(73)	$3	$—	$9	$(1)	$(62)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$24	$—	$—	$—	$—	$24
Effect of weather (estimate)(b)	7	—	—	—	—	7
Transmission services charges	(2)	—	—	—	—	(2)
Other	—	1	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(d)	3	9	—	—	—	12
Total fuel and purchased power change	$32	$10	$—	$—	$—	$42
Net change in electric margins	$(41)	$13	$—	$9	$(1)	$(20)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(1)	$—	$—	$—	$—	$(1)
Change in rate design	4	—	—	—	—	4
QIP rider	—	—	5	—	—	5
Other	1	—	(1)	—	—	—
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(9)	—	(45)	—	—	(54)
Other cost recovery mechanisms(e)	—	—	(8)	—	—	(8)
Total natural gas revenue change	$(5)	$—	$(49)	$—	$—	$(54)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$—	$—	$—	$—	$—	$—
Cost recovery mechanisms – offset in natural gas revenue(d)	9	—	45	—	—	54
Total natural gas purchased for resale change	$9	$—	$45	$—	$—	$54
Net change in natural gas margins	$4	$—	$(4)	$—	$—	$—

(a)	Includes an increase in transmission margins of $4 million at Ameren Illinois for the three months ended March 31, 2020, compared with the year-ago period.

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

Ameren
Ameren’s electric margins decreased $20 million, or 2%, for the three months ended March 31, 2020, compared with the year-ago period, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Illinois Electric Distribution and Ameren Transmission, as discussed below. Ameren’s natural gas margins were comparable between periods because of increased margins at Ameren Missouri natural gas, offset by decreased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $9 million, or 8%, for the three months ended March 31, 2020, compared with the year-ago period. Margins were favorably affected by increased capital investment, as evidenced by a 13% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins decreased $41 million, or 8%, for the three months ended March 31, 2020, compared with the year-ago period.
The following items had an unfavorable effect on Ameren Missouri’s electric margins between periods:

•
Winter temperatures were milder as heating degree days decreased 16% for the three months ended March 31, 2020. The aggregate effect of weather decreased margins an estimated $20 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$27 million) and the effect of weather (estimate) on fuel and purchased power (+$7 million) in the table above.

•
The absence in 2020 of MEEIA 2013 and MEEIA 2016 performance incentives, which were recognized in the first quarter of 2019, decreased revenues $20 million. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.

The following items had a favorable effect on Ameren Missouri’s electric margins between periods:

•
Net energy costs increased margins $2 million as a result of lower energy costs (+$24 million), largely offset by a reduction in off-system sales revenue (-$22 million). The decrease in energy costs is the result of lower fuel costs and decreased generation volumes, while the reduction in off-system sales revenues is primarily due to lower sales prices.

•
Excluding the estimated effects of weather and the MEEIA 2016 and 2019 customer energy-efficiency programs, electric revenues increased an estimated $1 million for the three months ended March 31, 2020. The increase was primarily due to an increase in the average retail price per kilowatthour due to changes in customer usage patterns (+$2 million). The benefit of the higher average retail price was partially offset by a decrease to sales volumes (-$1 million), which were unfavorably affected the COVID-19 pandemic, but favorably affected by an additional day in 2020 as a result of the leap year. While the MEEIA 2016 and 2019 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins ensured that electric margins were not affected.

Ameren Missouri’s natural gas margins were favorably affected by the implementation of a change in rate design, which increased margins $4 million, or 15%, for the three months ended March 31, 2020, compared with the year-ago period. Pursuant to the MoPSC’s September 2019 natural gas order, this change in rate design concentrates more revenues in the winter heating season. As a result, the change is not expected to materially affect year-over-year earnings.
Ameren Illinois
Ameren Illinois’ electric margins increased $17 million, or 5%, for the three months ended March 31, 2020, compared with the year-ago period, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins decreased $4 million, or 2%, between periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $13 million, or 5%, for the three months ended March 31, 2020, compared with the year-ago period. Margins increased due to higher recoverable expenses related to other operations and maintenance and depreciation and amortization (+$14 million) and higher return on rate base (+$3 million), partially offset by a lower recognized ROE (-$6 million), as evidenced by a decrease of 134 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds under formula ratemaking. The sum of these changes collectively increased margins $11 million. Revenues also increased $3 million due to recovery of energy-efficiency program investment expenses under formula ratemaking.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins decreased $4 million, or 2%, for the three months ended March 31, 2020, compared with the year-ago period, due to revenues from other cost recovery mechanisms, which decreased margins $8 million. The decrease was partially offset by increased revenues from QIP recoveries due to additional investment in qualified natural gas infrastructure, which increased margins $5 million.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $4 million, or 6%, for the three months ended March 31, 2020, compared with the year-ago period. Margins were favorably affected by increased capital investment, as evidenced by an 18% increase in rate base used to calculate the revenue requirement.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $21 Million)

(a)	Includes other/intersegment eliminations of $(2) million in the three months ended March 31, 2020.
Ameren
Other operations and maintenance expenses were $21 million higher in thethree months ended March 31, 2020, compared with the year-ago period, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
The $15 million increase in other operations and maintenance expense in the three months ended March 31, 2020, compared with the year-ago period, was primarily due to the following items:

•	The cash surrender value of company-owned life insurance decreased $15 million, because of unfavorable market returns.

•	Labor and benefit costs increased $7 million, primarily because of increased staffing to support the Smart Energy Plan and higher medical costs.
The following items partially offset the above increases in other operations and maintenance expenses between periods:

•
Callaway Energy Center refueling operations and maintenance costs decreased $7 million. Costs were incurred in the prior year period in preparation for the refueling and maintenance outage that began in April 2019. Costs for the current year’s fall refueling and maintenance outage are being deferred pursuant to the March 2020 MoPSC electric rate order.

•	MEEIA customer energy-efficiency program costs decreased $3 million because of lower participation in the MEEIA programs.
Ameren Illinois
Other operations and maintenance expenses were $8 million higher in the three months ended March 31, 2020, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses were $11 million higher in the three months ended March 31, 2020, compared with the year-ago period, primarily due to a $7 million decrease in the cash surrender value of company-owned life insurance, resulting from increased unfavorable market returns, and a $3 million increase in employee benefit costs due to higher medical costs.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable between periods, as a $5 million decrease in bad debt, customer energy-efficiency, and environmental remediation costs was partially offset by a $3 million decrease in the cash surrender value of company-owned life insurance.

Depreciation and Amortization Expenses

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Increase of $7 Million)
Depreciation and amortization expenses increased $7 million and $6 million in the three months ended March 31, 2020, compared with the year-ago period, at Ameren and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Depreciation and amortization expenses at Ameren Missouri were comparable between periods as incremental property, plant and equipment investments were offset by increased regulatory deferrals of depreciation and amortization expenses pursuant to PISA.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $1 Million)

(a)
Includes $2 million and $1 million at Ameren Transmission in the three months ended March 31, 2020 and 2019, respectively, and other/intersegment eliminations of $3 million and $4 million in the three months ended March 31, 2020 and 2019, respectively.

Taxes other than income taxes were comparable between periods at Ameren, Ameren Missouri, Ameren Illinois, and their respective segments.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Decrease of $8 Million)
Other income, net, decreased $8 million in the three months ended March 31, 2020 compared with the year-ago period, primarily due to a $6 million increase in charitable donations at Ameren Missouri, pursuant to the March 2020 MoPSC electric rate order. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the Ameren Missouri 2019 electric service regulatory rate review.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information.

Interest Charges

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Decrease of $4 Million)
Interest charges decreased $4 million in the three months ended March 31, 2020, compared with the year-ago period. This decrease was primarily due to decreased interest charges at Ameren Missouri, which resulted from increased regulatory deferrals of interest expense pursuant to PISA of $7 million.

Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2020 and 2019:

	Three Months(a)
	2020	2019
Ameren	12%	12%
Ameren Missouri	8%	9%
Ameren Illinois	24%	25%
Ameren Illinois Electric Distribution	22%	24%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	24%	25%
Ameren Transmission	26%	26%

(a)	Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2020 and 2019.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was lower at Ameren Illinois Electric Distribution in the three months ended March 31, 2020, compared with the year-ago period, primarily because of higher tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction.

LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement entered into in August 2019 relating to 7.5 million shares of common stock. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. For additional information about the forward sale agreement, see Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2020, for Ameren and Ameren Illinois. The working capital deficit at Ameren and Ameren Illinois as of March 31, 2020, was primarily the result of current maturities of long-term debt, direct borrowings on our credit facilities, and commercial paper issuances. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, the Ameren Companies had net available liquidity of $1.7 billion at March 31, 2020. Additionally, in April 2020, Ameren (parent) issued $800 million of 3.50% senior unsecured notes due January 2031 and received net proceeds of $793 million, which were used for general corporate purposes, including to repay outstanding short-term debt and will be used to fund the repayment of Ameren’s 2.70% senior unsecured notes due November 2020. Further, Ameren expects to receive between $540 million and $550 million upon settlement of the forward sale agreement, which can be settled at Ameren’s discretion on or prior to March 31, 2021. As of April 30, 2020, Ameren had cash and cash equivalents of $149 million and did not have any credit facility borrowings or commercial paper outstanding. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by Financing Activities
	2020	2019	Variance	2020	2019	Variance	2020	2019	Variance
Ameren	$290	$387	$(97)	$(684)	$(567)	$(117)	$421	$191	$230
Ameren Missouri	41	152	(111)	(328)	(264)	(64)	272	116	156
Ameren Illinois	232	227	5	(323)	(267)	(56)	106	53	53
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly affect the amount and timing of our cash provided by operating activities.
As a result of the COVID-19 pandemic, on March 13, 2020, and March 16, 2020, Ameren Illinois and Ameren Missouri, respectively, suspended customer disconnections for non-payment and began to waive late fees. Our customers’ ability to pay for our services may be adversely affected by the COVID-19 pandemic. A reduction in collections from our tariff-based revenues could reduce our cash from operations and cause an adverse impact to our liquidity.

Ameren
Ameren’s cash provided by operating activities decreased $97 million in the first three months of 2020, compared with the year-ago period. The following items contributed to the decrease:

•
A $39 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes at Ameren Missouri, partially offset by a net increase attributable to regulatory recovery mechanisms, decreased fuel costs and production volumes at Ameren Missouri, and decreased purchase power costs and volumes and natural gas costs at Ameren Illinois.

•	A $30 million decrease resulting from an increase in coal inventory levels due to delivery disruptions that occurred from flooding in 2019.

•
A $15 million increase in property tax payments at Ameren Missouri due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.

Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $111 million in the first three months of 2020, compared with the year-ago period. The following items contributed to the decrease:

•
A $44 million decrease resulting from decreased customer collections, primarily due to a decrease in weather-related sales volumes, partially offset by decreased fuel costs and production volumes and a net increase attributable to regulatory recovery mechanisms.

•	A $30 million decrease resulting from an increase in coal inventory levels due to delivery disruptions that occurred from flooding in 2019.

•
A $15 million increase in property tax payments due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.

Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $5 million in the first three months of 2020, compared with the year-ago period. The following items contributed to the increase:

•
A $5 million increase primarily resulting from decreased purchased power costs and volumes and decreased natural gas costs, as well as the change in customer receivable balances, partially offset by a net decrease attributable to regulatory recovery mechanisms.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $117 million in the first three months of 2020, compared with the year-ago period, primarily as a result of a $92 million increase in capital expenditures from increases at Ameren Missouri and Ameren Illinois, and a $14 million increase due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $64 million between periods, primarily as a result of a $38 million increase in capital expenditures and a $14 million increase due to the timing of nuclear fuel expenditures. The increase in capital expenditures primarily related to electric delivery infrastructure upgrades and electric transmission system reliability projects.
Ameren Illinois’ cash used in investing activities increased $56 million between periods, primarily due to a $57 million increase in capital expenditures primarily related to upgrades to natural gas main infrastructure, and electric transmission and distribution system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $230 million during the first three months of 2020, compared with the year-ago period. During the first three months of 2020, Ameren utilized proceeds of $640 million from a long-term debt issuance, credit facility borrowings, and net commercial paper issuances to repay at maturity long-term debt of $85 million and to fund, in part, investing activities. In comparison, during the first three months of 2019, Ameren utilized proceeds of $652 million from a long-term debt issuance and net commercial paper issuances to repay $329 million of higher-cost long-term debt and to fund, in part, investing activities. During the first three months of 2020, Ameren paid common stock dividends of $122 million, compared with $116 million in dividend payments in the year-ago period.
Ameren Missouri’s cash provided by financing activities increased $156 million during the first three months of 2020, compared with the year-ago period. During the first three months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million of long-term debt to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. In 2020, Ameren Missouri repaid net short-term debt of $104 million and used cash provided by financing activities to fund, in part, investing activities. In comparison, during the first three months of 2019, Ameren Missouri utilized net proceeds from the issuance of $450 million in long-term debt to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $329 million, and to fund, in part, investing activities.
Ameren Illinois’ cash provided by financing activities increased $53 million during the first three months of 2020, compared with the year-ago period. During the first three months of 2020, Ameren Illinois utilized net proceeds from credit facility and commercial paper issuances of $7 million to fund, in part, investing activities. In comparison, during the first three months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $54 million to fund, in part, investing activities. Ameren Illinois also received a $100 million capital contribution from Ameren (parent) in the current year period, compared to no capital contributions in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt.
Credit Facility Borrowings and Liquidity
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, commercial paper issuances, Ameren’s money pool arrangements and related borrowings, and relevant interest rates.
The following table presents Ameren’s consolidated liquidity as of March 31, 2020:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) credit facility borrowings outstanding	100
Less: Ameren (parent) commercial paper outstanding	96
Less: Ameren Missouri credit facility borrowings outstanding	130
Less: Ameren Missouri letters of credit	2
Missouri Credit Agreement – subtotal	872
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) credit facility borrowings outstanding	175
Less: Ameren (parent) commercial paper outstanding	54
Less: Ameren Illinois credit facility borrowings outstanding	60
Less: Ameren Illinois letters of credit	2
Illinois Credit Agreement – subtotal	809
Subtotal	$1,681
Cash and cash equivalents	42
Net Available Liquidity	$1,723
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements. During the three months ended March 31, 2020, Ameren (parent), Ameren Missouri, and Ameren Illinois each borrowed cash and issued commercial paper under the Credit Agreements. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance. In the first quarter of 2020, there was volatility in the capital markets. As a result of that volatility, the Ameren Companies borrowed cash under the Credit Agreements rather than issuing commercial paper, and accelerated a debt issuance at Ameren (parent), which was planned for later in 2020. See Long-term Debt and Equity below for additional information.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In March 2020, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities, which expires in March 2022. In 2018, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities, which expires in September 2020. In July 2019, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities, which expires in July 2021.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other borrowing arrangements, or other arrangements may be made.
Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the three months ended March 31, 2020 and 2019:

	Month Issued, Redeemed, or Matured	2020		2019
Issuances of Long-term Debt
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	$465		$—
3.50% First mortgage bonds due 2029	March	—		450
Total Ameren long-term debt issuances		$465		$450
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$13	(a) (b)	$19	(a) (b)
Total common stock issuances		$13		$19
Total Ameren long-term debt and common stock issuances		$478		$469
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$85		$—
6.70% Senior secured notes due 2019	February	—		329
Total Ameren long-term debt redemptions and maturities		$85		$329

(a)	Ameren issued a total of 0.2 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan in the three months ended March 31, 2020 and 2019, respectively.

(b)
Excludes 0.5 million and 0.8 million shares of common stock valued at $38 million and $54 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2020 and 2019, respectively.

In April 2020, Ameren (parent) issued $800 million of 3.50% senior unsecured notes due January 2031, with interest payable semiannually on January 15 and July 15, beginning July 15, 2020. Ameren received net proceeds of $793 million, which were used for general corporate purposes, including to repay outstanding short-term debt, and will be used to fund the repayment of Ameren’s 2.70% senior unsecured notes due November 2020.
See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds and Ameren’s forward equity sale agreement relating to 7.5 million shares of common stock.
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
At March 31, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
We consider access to short-term and long-term capital markets to be a significant source of funding for capital requirements not satisfied by cash provided by our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital markets on reasonable terms. However, events beyond Ameren’s, Ameren Missouri’s, and Ameren Illinois’ control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.

Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On May 8, 2020, Ameren’s board of directors declared a quarterly common stock dividend of 49.5 cents per share payable on June 30, 2020, to shareholders of record on June 10, 2020.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2020, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2020 and 2019:

	Three Months
	2020	2019
Ameren	$122	$116
ATXI	—	15
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At March 31, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities. See Note 5 – Long-Term Debt and Equity under Part II, Item 8, of the Form 10-K for further detail concerning the forward sale agreement relating to common stock.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at March 31, 2020. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2020, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $183 million, $150 million, and $33 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2020, if market prices were 15% higher or lower than March 31, 2020 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2020 and beyond.
Operations

•
The COVID-19 pandemic is a rapidly evolving situation. While the COVID-19 pandemic did not have a material impact on our results of operations, financial position, or liquidity for the three months ended March 31, 2020, it may adversely affect our results of operations, financial position, or liquidity in subsequent periods. The effect will depend on the severity and longevity of the COVID-19 pandemic and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally require individuals to remain at home and preclude or limit the operation of businesses that are deemed nonessential. While Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March. We are monitoring the impacts the pandemic is having on our businesses, including but not limited to potential impacts on our liquidity and financing plans; demand for residential, commercial, and industrial electric and natural gas services; more flexible payment plans for customers; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction, infrastructure operations and maintenance, and energy efficiency programs; and pension valuations. On March 13, 2020, and March 16, 2020, Ameren Illinois and Ameren Missouri, respectively, suspended customer disconnections for non-payment and began to waive late fees. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which would provide for recovery of increased bad debt expense. However, Ameren Missouri’s earnings are exposed to potential increases in future bad debt expense, which could result in incremental accounts receivable write-offs in future periods as

Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism. In the three months ended March 31, 2020, Ameren Missouri’s total electric sales volumes were comparable with the same period in 2019, with a 2% decrease in industrial electric sales volumes and a 1.5% decrease in commercial electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. These decreases were offset by a 2.5% increase in higher margin residential electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. In April 2020, a month that includes the most recent impacts of the COVID-19 pandemic, Ameren Missouri experienced a 7% decrease in total electric sales volumes, with a 15% decrease in commercial electric sales volumes and a 10% decrease in industrial electric sales volumes, compared with the same month in 2019, excluding the estimated effects of weather and customer energy-efficiency programs. These decreases were partially offset by a 6% increase in higher margin residential electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. Ameren Illinois' electric distribution and transmission businesses have formula ratemaking frameworks, which provide for recovery of their revenue requirements independent of sales volumes, and Ameren Illinois' natural gas distribution business has a VBA, which provides for recovery of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. Additionally, ATXI’s electric transmission business has a formula ratemaking framework, which provides for recovery of its revenue requirements independent of sales volumes. Based on current projections that assume a gradual improvement in sales from those expected to be experienced in the second quarter of 2020 as stay-at-home restrictions are lifted or eased, we expect total Ameren Missouri electric sales volumes to decrease by approximately 2.5% in 2020, compared with 2019, with a 7% decrease in commercial electric sales volumes and a 4% decrease in industrial electric sales volumes, excluding the estimated effects of weather and any unanticipated impacts from the COVID-19 pandemic. These decreases are expected to be partially offset by a 2.5% increase in higher margin residential electric sales volumes. A 1% change in 2020 Ameren Missouri electric sales volumes to residential, commercial, and industrial customers would impact earnings per share by approximately 3 cents, 2 cents, and a half-cent, respectively.

•
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

•
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a rate-adjustment mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2019, 2020, and 2021, which could be affected by the COVID-19 pandemic, additional revenues of $7 million, $10 million, and $13 million would be recognized in late 2020, 2021, and 2022, respectively. Incremental additional revenues of $1 million, $3 million, and $3 million may be earned for 2019, 2020, and 2021, respectively, and would be recognized in the respective following year, if Ameren Missouri exceeds its targeted energy savings goals. Ameren Missouri recognized $28 million, $11 million, and $37 million in revenues related to MEEIA performance incentives in 2016, 2018, and 2019, respectively.

•
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. These changes will result in approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. An estimated $70 million would have otherwise been deferred under the PISA. A stipulation and agreement approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflect a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations for the three months ended March 31, 2020. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.

•
Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.38% ROE, the revenue requirements included in 2020 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $311 million and $190 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $14 million and $13 million, respectively, from the revenue requirements reflected in 2019 rates, primarily due to expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2020, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2020 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.

•
In February 2020, MISO, on behalf of Ameren Illinois, filed a request with the FERC to revise Ameren Illinois’ transmission formula rate calculation with respect to calculation inputs for materials and supplies. In May 2020, the FERC issued an order approving the revisions prospectively. In addition, the FERC noted that the FERC staff should review historical rate recovery in connection with an ongoing FERC audit. At this time, Ameren and Ameren Illinois are evaluating this order, but do not expect the impact to be material on their results of operations, financial position, or liquidity.

•
The ROE for MISO transmission owners, including Ameren Illinois and ATXI, is the subject of FERC complaint cases filed in November 2013 and February 2015 challenging the allowed base ROE. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case. As a result of this order, Ameren and Ameren Illinois expect to pay refunds of approximately $40 million and $23 million, respectively, in 2020. In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. The FERC has not ruled on the merits of the rehearing requests and is under no deadline to do so. In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. Initial comments were due by June 2019, and reply comments were due by late August 2019. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and improved parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. Initial comments are due by July 2020. Ameren is unable to predict the ultimate impact of the Notices of Inquiry, the Notice of Proposed Rulemaking, or the requests for rehearing at this time. A 50 basis point reduction in the FERC-allowed base ROE would reduce Ameren’s and Ameren Illinois’ annual net income by an estimated $10 million and $6 million, respectively, based on each company’s 2020 projected rate base.

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

•
In 2019, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2020 electric distribution service revenues will be based on its 2020 actual recoverable costs, 2020 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework. The 2020 revenue requirement reconciliation will be collected from, or refunded to, customers in 2022. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2020 projected year-end rate base. Ameren Illinois’ allowed ROE was based on an expected annual average of the monthly yields of the 30-year United States Treasury bonds of 1.6% and 3.1% for the first quarter of 2020 and 2019, respectively.

•
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to establish the revenue requirement to be used for 2021 rates with the ICC. Pending ICC approval, this update filing will result in a $45 million decrease in Ameren Illinois’ electric distribution service rates, beginning in January 2021. These rates will affect Ameren Illinois' cash receipts during 2021, but will not affect electric distribution service revenues, which will be based on actual recoverable costs, rate base, and return on common equity as calculated under the Illinois performance-based formula ratemaking framework. An ICC decision in this proceeding is expected by December 2020.

•
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $102 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.

•
In March 2020, the ICC issued an order requiring all Illinois electric distribution, natural gas, water, and sewer utilities to suspend disconnections for customer non-payment and waive late fees, on an interim basis, effective March 18, 2020, and for as long as the public health emergency related to the COVID-19 pandemic remains in effect for the state of Illinois. At this time, the state of Illinois’ public health emergency remains in effect until May 30, 2020. The order also requires utilities to design and implement, upon ICC approval and on a temporary basis, more flexible credit and collection practices. In March 2020, Ameren Illinois filed a response to the ICC order stating their compliance with the suspension of disconnections and late fees for electric distribution and natural gas customers, and proposing more flexible credit and collection practices, including longer deferred payment arrangements for customers that fall behind on bill payments. In April 2020, similar to other utilities in Illinois, Ameren Illinois also requested approval to recover forgone late fees related to natural gas service through its existing bad debt rider and the ability to defer, as a regulatory asset, costs incurred related to the COVID-19 pandemic. Recovery of electric distribution forgone late fees and costs incurred related to the COVID-19 pandemic are included in Ameren Illinois’ electric distribution formula rates. In April 2020, the ICC staff recommended extending the suspension of disconnections and late fees for 60 days beyond when the state of Illinois’ public health emergency has ended. The ICC is under no deadline to issue an order in this proceeding.

•
Ameren Illinois earns a return at the applicable WACC on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals, which may be affected by the COVID-19 pandemic. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2024, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework.

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

•
Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of COVID-19, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economywide CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.

For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Liquidity and Capital Resources

•
The COVID-19 pandemic could adversely affect our liquidity and capital resources, including but not limited to potential impacts on collections from our tariff-based revenues, capital expenditures, our ability to access the capital markets on reasonable terms and when needed, Ameren Missouri’s expected 2020 wind generation acquisitions, and the timing of tax payments and the utilization of tax credits. Our customers’ ability to pay for our services may be adversely affected by the COVID-19 pandemic. A reduction in collections from our tariff-based revenues could reduce our cash from operations and cause an adverse impact to our liquidity. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets, Ameren Missouri’s expected 2020 wind generation acquisitions, and the timing of tax payments and the utilization of tax credits, see below.

•
Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 in Missouri and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. Ameren Missouri expects to file its next integrated resource plan in September 2020. Ameren Missouri will seek stakeholder feedback and assess different scenarios to meet future energy needs, which will be used to create an updated plan for its current generation portfolio and ongoing transition to cleaner sources of energy.

•
In connection with the 2017 IRP filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. Ameren Missouri is also targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level. In order to meet these goals, among other things, Ameren Missouri expects to retire its coal-fired generation at the end of each energy center’s useful life. As indicated in the 2017 IRP, the Meramec, Sioux, Labadie, and Rush Island energy centers are expected to be retired in 2022, 2033, 2042, and 2045, respectively. The next integrated resource plan will be filed in September 2020.

•
Consistent with its 2017 IRP filing, in 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and have begun construction activities. In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. Ameren Missouri and the developers continue to monitor the impact to each project schedule. To date, neither developer has reported to Ameren Missouri that the projects will not be completed in 2020. Ameren Missouri expects the up-to 400-megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on Ameren Missouri’s discussions with the developer, Ameren Missouri expects that a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, could be placed in-service in the first quarter of 2021. See discussion below related to production tax credits.

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

•
The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. In November 2020, Ameren (parent)’s $350 million of senior unsecured notes mature, and are expected to be repaid using a portion of the proceeds from Ameren (parent)’s April 2020 issuance of $800 million of senior unsecured notes. The Ameren Companies have no additional maturities of long-term debt until 2022. With the recently completed Ameren Missouri and Ameren (parent) debt issuances and availability under the credit agreements, as well as anticipated proceeds from the settlement of the equity forward discussed below, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, including the expected 2020 wind generation acquisitions, and related financing plans. The Ameren Companies will continue to monitor the effect of the COVID-19 pandemic on their liquidity, including as a result of decreased sales and expected increased customer nonpayment. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.

•
Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement discussed below. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

•
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional information.

•
As of March 31, 2020, Ameren had $98 million in tax benefits related to federal and state income tax credit carryforwards and $11 million in outstanding income tax refunds and overpayments. Future expected income tax payments and refunds are based on planned capital expenditures and any related income tax credits and, in the case of Ameren Missouri and Ameren Illinois, are consistent with the tax allocation agreement between Ameren (parent) and its subsidiaries. Ameren expects to make income tax payments between $5 million and $75 million in each year from 2020 to 2024, totaling $150 million to $200 million for the five-year period. Ameren Missouri expects to make income tax payments to Ameren (parent) between $35 million and $45 million in 2020. Additionally, Ameren Missouri expects to receive refunds from Ameren (parent) in each year from 2021 to 2024, totaling $60 million to $100 million for the four-year period, primarily due to the expected utilization of federal production tax credits to be generated from its 2020 wind generation acquisitions. Ameren Illinois expects to make income tax payments to Ameren (parent) between $20 million and $30 million in 2020 and between $50 million and $90 million in each year from 2021 to 2024, totaling $260 million to $310 million for the five-year period.

•
Ameren Missouri expects its 2020 wind generation acquisitions to generate federal production tax credits between $65 million and $70 million in each year from 2021 to 2030. Ameren expects to utilize approximately $140 million of these federal production tax credits from 2021 to 2024. Delays in the timely completion of the wind generation facilities may affect Ameren’s ability to realize some or all of the anticipated federal production tax credits. Unless relevant regulations are modified by the IRS or applicable legislation is enacted by Congress to include an extension of the December 31, 2020 in-service date criteria, if any portion of these facilities is completed after 2020, Ameren Missouri would need to satisfy additional IRS requirements in order to qualify for all of the anticipated federal production tax credits for such portion. The build-transfer agreements include provisions for the event in which any portion of either project is completed after 2020. In such an event, according to the terms of the agreements, Ameren Missouri would pay a reduced contract price on the portion of the project completed after 2020, to account for risks associated with qualifying for production tax credits, subject to an obligation to later pay such price differential should Ameren Missouri be entitled to receive production tax credits.

•
The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, temporary suspension of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. Ameren has implemented certain provisions of the act, and is currently evaluating other provisions of the act. As of March 31, 2020, there was no material impact to Ameren’s, Ameren Missouri’s, and Ameren Illinois’ financial statements.

•
In 2018, legislation modifying Missouri tax law was enacted to decrease the state’s corporate income tax rate from 6.25% to 4%, effective January 1, 2020. The effect of this tax decrease is reflected in Ameren Missouri’s electric service rates that became effective on April 1, 2020. Ameren (parent) and nonregistrant subsidiaries do not expect this income tax decrease to have a material impact on net income.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2020, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report, include the following:

•	Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2020;

•	Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;

•	Ameren Illinois’ QIP reconciliation hearing with the ICC requested in March 2019;

•	the March 2020 ICC service disconnection moratorium proceeding;

•	Ameren and the MISO transmission owners’ request for a rehearing of the November 2019 FERC order related to the November 2013 complaint case;

•	the March 2019 FERC separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy;

•	the March 2020 FERC Notice of Proposed Rulemaking on its transmission incentives policy;

•	litigation against Ameren Missouri with respect to NSR and the Clean Air Act; and

•	remediation matters associated with former MGP sites of Ameren Illinois.
ITEM 1A. RISK FACTORS.
The Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
The international public health emergency associated with the COVID-19 pandemic may have a material adverse effect on our results of operations, financial position, or liquidity.
The COVID-19 pandemic is a rapidly evolving situation. While the COVID-19 pandemic did not have a material impact on our results of operations, financial position, or liquidity for the three months ended March 31, 2020, it may adversely affect our results of operations, financial position, or liquidity in subsequent periods. It may also affect our ability to earn our allowed ROEs. The effect will depend on the severity and longevity of the COVID-19 pandemic and the resulting impact on business, economic, and capital market conditions. As a result of the COVID-19 pandemic, measures have been taken by local, state, and federal governments, such as travel bans, quarantines, and shelter-in place orders. On March 21, 2020, a shelter-in-place order for the state of Illinois became effective and will remain in effect until at least May 30, 2020. Similar orders became effective for Saint Louis City and County on March 23, 2020, and the state of Missouri on April 6, 2020. The state of Missouri order was effective through May 3, 2020, while Saint Louis City and County are expected to begin easing restrictions on May 18, 2020. These orders generally preclude or limit the operation of businesses that are deemed nonessential. Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders. As a result of the COVID-19 pandemic, economic activity has been disrupted in the service territories of Ameren Missouri and Ameren Illinois. It has also caused disruptions in the capital markets, which could adversely affect our ability to access these markets on reasonable terms and when needed. These disruptions could continue for a prolonged period of time or become more severe.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. Disruptions to the capital markets as a result of the COVID-19 pandemic could negatively affect our ability to maintain and to expand our businesses. In addition, our credit ratings may be impacted by the economic conditions of the COVID-19 pandemic. The COVID-19 pandemic could lead to events beyond our control, such as further depressed economic conditions or extreme volatility in the debt, equity, or credit markets, and might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities or issue commercial paper.
As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience changes to our sales volumes. In the three months ended March 31, 2020, Ameren Missouri’s total electric sales volumes were comparable with the same period in 2019, with a 2% decrease in industrial electric sales volumes and a 1.5% decrease in commercial electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. These decreases were offset by a 2.5% increase in higher margin residential electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. In April 2020, a month that includes the most recent impacts of the COVID-19 pandemic, Ameren Missouri experienced a 7% decrease in total electric sales volumes, with a 15% decrease in commercial electric sales volumes and a 10% decrease in industrial electric sales volumes, compared with the same month in 2019, excluding the estimated effects of weather and customer energy-efficiency programs. These decreases were partially offset by a 6% increase in higher margin residential electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. Pursuant to the PISA, Ameren Missouri’s electric rates are limited to a 2.85% compound annual growth rate cap. Continued long-term declines in sales volumes, along with increased capital investments and operating costs, could cause customer rates to exceed the rate cap. Ameren Illinois also experienced decreases in electric and natural gas sales volumes. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and Ameren Illinois, as it relates to large nonresidential natural gas customers, are exposed to such changes.
Further, our customers’ ability to pay for our services may be adversely affected by the COVID-19 pandemic. On March 13, 2020, and March 16, 2020, Ameren Illinois and Ameren Missouri, respectively, suspended customer disconnections for non-payment and began to waive late fees. In addition, future regulations could require long-term suspensions of customer disconnections and late fees, including as may be required in the ICC’s service disconnection moratorium proceeding. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which would provide for recovery of increased bad debt expense. However, Ameren Missouri’s earnings are exposed to potential increases in future bad debt expense, which could result in incremental accounts receivable write-offs in future periods as Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism. If Ameren Missouri and Ameren Illinois seek recovery of certain COVID-19 pandemic related costs, they could be unsuccessful in obtaining regulatory approval to recover them, which may adversely affect their results of operations. A reduction in collections from our tariff-based revenues could reduce our cash from operations and cause an adverse impact to our liquidity.
In addition, suppliers and contractors may not perform as provided under their contracts. This could cause delays in construction projects or the performance of necessary maintenance to our electric and natural gas infrastructure, which could lead to failures of equipment that can result in unanticipated liabilities or unplanned outages. Delays in our construction projects could also result in reduced planned capital expenditures, and decreased rate base growth.
In 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. Ameren Missouri and the developers continue to monitor the impact to each project schedule. To date, neither developer has reported to Ameren Missouri that the projects will not be completed in 2020. Ameren Missouri expects the up-to 400-megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on Ameren Missouri’s discussions with the developer, Ameren Missouri expects that a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, could be placed in-service in the first quarter of 2021. The build-transfer agreements include provisions for the event in which any portion of either project is completed after 2020. In such an event, according to the terms of the agreements, Ameren Missouri would pay a reduced contract price on the portion of the project completed after 2020, to account for risks associated with qualifying for production tax credits, subject to an obligation to later pay such price differential should Ameren Missouri be entitled to receive production tax credits. Delays in the timely completion of the wind generation facilities may affect Ameren’s ability to realize some or all of the anticipated federal production tax credits. Unless relevant regulations are modified by the IRS or applicable legislation is enacted by Congress to include an extension of the December 31, 2020 in-service date criteria, if any portion of these facilities is completed after 2020, Ameren Missouri would need to satisfy additional IRS requirements in order to qualify for all of the anticipated federal production tax credits for such portion.
Also, our businesses depend on skilled professional and technical employees. Our operations could be adversely affected if a large portion of our employees contracted COVID-19 or became quarantined at the same time. This could lead to facility shutdowns and disruptions in the delivery of electricity and natural gas to our customers. In addition, 65% of our workforce has transitioned to remote working arrangements, which increases our data security risks, including loss of data related to sensitive customer, employee, financial, and operating system information, through insider or outsider actions.
Ameren cannot predict the extent or duration of the COVID-19 pandemic or its effects on the global, national, or local economy, the capital markets, or its customers, suppliers, business continuity plans, results of operations, financial position, liquidity, planned rate base growth, and sales volumes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2020, to March 31, 2020.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Ameren Indenture Company Order, dated April 3, 2020, establishing the 3.50% Senior Notes due 2031 (including the global notes)	April 3, 2020 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.2	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated March 1, 2020, for 2.95% First Mortgage Bonds due 2030	March 20, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
Material Contracts
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

/s/ Michael L. Moehn
Michael L. Moehn Executive Vice President and Chief Financial Officer (Principal Financial Officer)

UNION ELECTRIC COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMEREN ILLINOIS COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 11, 2020