Form 10-Q
period 2020-06-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2020-08-10
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2020

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2020, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	247,079,529
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
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
Deferred payment arrangement – a payment option that allows certain Ameren Missouri and Ameren Illinois retail customers to pay a utility bill balance over a period of time, generally over a period of up to 12 months. On a temporary basis through January 31, 2021, Ameren Illinois' residential retail customers may elect to pay for a utility bill balance over a period of up to 18 months, while certain residential retail customers may elect to pay over a period of up to 24 months.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Ameren Companies with the SEC.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel, certain fuel additives, ash disposal costs and revenues, emission allowances, and purchased power costs, including transportation, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs. The MoPSC's March 2020 electric rate order changed the FAC to include certain fuel additives and ash disposal costs and revenues, as of April 1, 2020.
QTD – three months ended June 30.
QTD YoY – three months ended June 30, 2020, compared with the year-ago period.
YTD – six months ended June 30.
YTD YoY – six months ended June 30, 2020, compared with the year-ago period.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from a potential rehearing of the May 2020 FERC order determining the allowed base ROE under the MISO tariff, the Notice of Inquiry issued by the FERC in March 2019 regarding its allowed base ROE policy, the Notice of Proposed Rulemaking issued by the FERC in March 2020, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ May 2020 annual electric energy-efficiency formula rate update, Ameren Illinois’ April 2020 annual electric distribution formula rate update filing, and Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes, customers’ payment for our services and their use of deferred payment arrangements, future regulatory or legislative actions that could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time, the health and welfare of our workforce and contractors, supplier disruptions, delays in the completion of capital or other construction projects, which could impact our planned capital expenditures and expected planned rate base growth, Ameren Missouri’s ability to recover any lost revenues or incremental costs, our ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs, increased data security risks as a result of the transition to remote working arrangements for a significant portion of our workforce, and our ability to access the capital markets on reasonable terms and when needed;
•the effect and duration of Ameren Illinois’ election to participate in performance-based formula ratemaking frameworks for its electric distribution service and its participation in electric energy-efficiency programs, including the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;
•the effect on Ameren Missouri of any customer rate caps pursuant to Ameren Missouri’s election to use the PISA, including an extension of use beyond 2023, if requested by Ameren Missouri and approved by the MoPSC;
•the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;

•the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, including as a result of amendments or technical corrections to the TCJA, and challenges to the tax positions taken by the Ameren Companies, if any;
•the effects on demand for our services resulting from technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;
•the effectiveness of Ameren Missouri’s customer energy-efficiency programs and the related revenues and performance incentives earned under its MEEIA programs;
•Ameren Illinois’ ability to achieve the performance standards applicable to its electric distribution business and the FEJA electric customer energy-efficiency goals and the resulting impact on its allowed ROE;
•our ability to align overall spending, both operating and capital, with frameworks established by our regulators and to recover these costs in a timely manner in our attempt to earn our allowed ROEs;
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits, including our ability to recover the costs for such commodities and credits and our customers’ tolerance for any related price increases;
•disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from the one NRC-licensed supplier of Ameren Missouri’s Callaway Energy Center assemblies;
•the cost and availability of transmission capacity for the energy generated by Ameren Missouri's energy centers or required to satisfy Ameren Missouri’s energy sales;
•the effectiveness of our risk management strategies and our use of financial and derivative instruments;
•the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s nuclear and coal-fired energy centers, or, in the absence of insurance, the ability to recover uninsured losses from our customers;
•the impact of cyberattacks on us or our suppliers, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information;
•business and economic conditions, which have been affected by, and will be affected by the length and severity of, the COVID-19 pandemic, including the impact of such conditions on interest rates;
•disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;
•the actions of credit rating agencies and the effects of such actions, including any impacts on our credit ratings that may result from the economic conditions of the COVID-19 pandemic;
•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments;
•the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages;
•the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
•the effects of failures of electric generation, electric and natural gas transmission or distribution, or natural gas storage facilities systems and equipment, which could result in unanticipated liabilities or unplanned outages;
•the operation of Ameren Missouri’s Callaway Energy Center, including planned and unplanned outages, and decommissioning costs;
•Ameren Missouri’s ability to recover the remaining investment, if any, and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs;
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR, CO2 and the implementation of the Affordable Clean Energy Rule, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
•the impact of complying with renewable energy standards in Missouri and Illinois and with the zero emission standard in Illinois;
•Ameren Missouri’s ability to acquire wind and other renewable energy generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•labor disputes, work force reductions, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, or regulators may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about environmental, social, and/or governance practices;
•the impact of adopting new accounting guidance;
•the effects of strategic initiatives, including mergers, acquisitions, and divestitures;
•legal and administrative proceedings; and
•acts of sabotage, war, terrorism, or other intentionally disruptive acts.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$1,237	$1,218	$2,357	$2,400
Natural gas	161	161	481	535
Total operating revenues	1,398	1,379	2,838	2,935
Operating Expenses:
Fuel	119	102	259	262
Purchased power	109	136	243	292
Natural gas purchased for resale	42	44	149	205
Other operations and maintenance	384	450	822	867
Depreciation and amortization	271	249	526	497
Taxes other than income taxes	119	118	244	244
Total operating expenses	1,044	1,099	2,243	2,367
Operating Income	354	280	595	568
Other Income, Net	48	36	69	65
Interest Charges	108	97	201	194
Income Before Income Taxes	294	219	463	439
Income Taxes	50	39	71	66
Net Income	244	180	392	373
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders	$243	$179	$389	$370

Net Income	$244	$180	$392	$373
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	—	—	1	1
Comprehensive Income	244	180	393	374
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$243	$179	$390	$371

Earnings per Common Share – Basic	$0.99	$0.73	$1.58	$1.51

Earnings per Common Share – Diluted	$0.98	$0.72	$1.57	$1.50

Weighted-average Common Shares Outstanding – Basic	246.9	245.6	246.7	245.3
Weighted-average Common Shares Outstanding – Diluted	247.9	247.2	248.0	246.8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8	$16
Accounts receivable – trade (less allowance for doubtful accounts of $25 and $17, respectively)	486	393
Unbilled revenue	323	278
Miscellaneous accounts receivable	76	63
Inventories	514	494
Current regulatory assets	82	69
Other current assets	131	118
Total current assets	1,620	1,431
Property, Plant, and Equipment, Net	25,081	24,376
Investments and Other Assets:
Nuclear decommissioning trust fund	854	847
Goodwill	411	411
Regulatory assets	1,133	992
Other assets	917	876
Total investments and other assets	3,315	3,126
TOTAL ASSETS	$30,016	$28,933
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$357	$442
Short-term debt	120	440
Accounts and wages payable	616	874
Taxes accrued	142	37
Interest accrued	118	94
Customer deposits	126	111
Current regulatory liabilities	147	164
Other current liabilities	374	343
Total current liabilities	2,000	2,505
Long-term Debt, Net	10,171	8,915
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	3,034	2,919
Regulatory liabilities	4,933	4,887
Asset retirement obligations	639	638
Pension and other postretirement benefits	414	401
Other deferred credits and liabilities	456	467
Total deferred credits and other liabilities	9,476	9,312
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 247.1 and 246.2, respectively	2	2
Other paid-in capital, principally premium on common stock	5,716	5,694
Retained earnings	2,525	2,380
Accumulated other comprehensive loss	(16)	(17)
Total Ameren Corporation shareholders’ equity	8,227	8,059
Noncontrolling Interests	142	142
Total equity	8,369	8,201
TOTAL LIABILITIES AND EQUITY	$30,016	$28,933
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$392	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532	494
Amortization of nuclear fuel	45	33
Amortization of debt issuance costs and premium/discounts	11	9
Deferred income taxes and investment tax credits, net	68	54
Allowance for equity funds used during construction	(13)	(13)
Stock-based compensation costs	11	10
Other	5	(5)
Changes in assets and liabilities:
Receivables	(161)	(46)
Inventories	(19)	50
Accounts and wages payable	(193)	(199)
Taxes accrued	108	77
Regulatory assets and liabilities	(87)	4
Assets, other	(9)	(11)
Liabilities, other	9	63
Pension and other postretirement benefits	(5)	(14)
Net cash provided by operating activities	694	879
Cash Flows From Investing Activities:
Capital expenditures	(1,228)	(1,125)
Nuclear fuel expenditures	(56)	(25)
Purchases of securities – nuclear decommissioning trust fund	(153)	(96)
Sales and maturities of securities – nuclear decommissioning trust fund	121	95
Purchase of bonds	—	(97)
Proceeds from sale of remarketed bonds	—	97
Other	1	(3)
Net cash used in investing activities	(1,315)	(1,154)
Cash Flows From Financing Activities:
Dividends on common stock	(244)	(233)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	(320)	401
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	1,263	450
Issuances of common stock	27	37
Employee payroll taxes related to stock-based compensation	(20)	(29)
Debt issuance costs	(10)	(4)
Net cash provided by financing activities	608	290
Net change in cash, cash equivalents, and restricted cash	(13)	15
Cash, cash equivalents, and restricted cash at beginning of year	176	107
Cash, cash equivalents, and restricted cash at end of period	$163	$122
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock	$2	$2	$2	$2

Other Paid-in Capital:
Beginning of period	5,695	5,625	5,694	5,627
Shares issued under the DRPlus and 401(k) plan	14	18	27	37
Stock-based compensation activity	7	6	(5)	(15)
Other paid-in capital, end of period	5,716	5,649	5,716	5,649

Retained Earnings:
Beginning of period	2,404	2,099	2,380	2,024
Net income attributable to Ameren common shareholders	243	179	389	370
Dividends	(122)	(117)	(244)	(233)
Retained earnings, end of period	2,525	2,161	2,525	2,161

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(16)	(21)	(17)	(22)
Change in deferred retirement benefit costs	—	—	1	1
Deferred retirement benefit costs, end of period	(16)	(21)	(16)	(21)
Total accumulated other comprehensive loss, end of period	(16)	(21)	(16)	(21)
Total Ameren Corporation Shareholders’ Equity	$8,227	$7,791	$8,227	$7,791

Noncontrolling Interests:
Beginning of period	142	142	142	142
Net income attributable to noncontrolling interest holders	1	1	3	3
Dividends paid to noncontrolling interest holders	(1)	(1)	(3)	(3)
Noncontrolling interests, end of period	142	142	142	142
Total Equity	$8,369	$7,933	$8,369	$7,933

Common stock shares outstanding at beginning of period	246.9	245.6	246.2	244.5
Shares issued under the DRPlus and 401(k) plan	0.2	0.2	0.4	0.5
Shares issued for stock-based compensation	—	—	0.5	0.8
Common stock shares outstanding at end of period	247.1	245.8	247.1	245.8

Dividends per common share	$0.4950	$0.4750	$0.9900	$0.9500
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$771	$773	$1,402	$1,477
Natural gas	21	25	70	79
Total operating revenues	792	798	1,472	1,556
Operating Expenses:
Fuel	119	102	259	262
Purchased power	37	60	76	111
Natural gas purchased for resale	6	8	24	35
Other operations and maintenance	202	254	441	478
Depreciation and amortization	155	139	294	279
Taxes other than income taxes	83	83	162	160
Total operating expenses	602	646	1,256	1,325
Operating Income	190	152	216	231
Other Income, Net	25	16	29	28
Interest Charges	50	45	90	92
Income Before Income Taxes	165	123	155	167
Income Taxes	12	15	11	19
Net Income	153	108	144	148
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$152	$107	$142	$146
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9
Accounts receivable – trade (less allowance for doubtful accounts of $9 and $7, respectively)	216	164
Accounts receivable – affiliates	16	30
Unbilled revenue	213	139
Miscellaneous accounts receivable	51	33
Inventories	406	373
Other current assets	91	66
Total current assets	993	814
Property, Plant, and Equipment, Net	12,844	12,635
Investments and Other Assets:
Nuclear decommissioning trust fund	854	847
Regulatory assets	304	285
Other assets	352	356
Total investments and other assets	1,510	1,488
TOTAL ASSETS	$15,347	$14,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7	$92
Short-term debt	79	234
Borrowings from money pool	65	—
Accounts and wages payable	246	465
Accounts payable – affiliates	69	52
Taxes accrued	121	24
Interest accrued	63	48
Current asset retirement obligations	53	53
Current regulatory liabilities	64	62
Other current liabilities	120	96
Total current liabilities	887	1,126
Long-term Debt, Net	4,560	4,098
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,673	1,612
Regulatory liabilities	2,922	2,937
Asset retirement obligations	635	634
Pension and other postretirement benefits	141	141
Other deferred credits and liabilities	38	40
Total deferred credits and other liabilities	5,409	5,364
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,027	2,027
Preferred stock	80	80
Retained earnings	1,873	1,731
Total shareholders’ equity	4,491	4,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,347	$14,937
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$144	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	277
Amortization of nuclear fuel	45	33
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and investment tax credits, net	14	(10)
Allowance for equity funds used during construction	(8)	(8)
Other	6	5
Changes in assets and liabilities:
Receivables	(149)	(83)
Inventories	(32)	22
Accounts and wages payable	(175)	(158)
Taxes accrued	151	109
Regulatory assets and liabilities	(13)	7
Assets, other	15	(9)
Liabilities, other	(10)	28
Pension and other postretirement benefits	1	(2)
Net cash provided by operating activities	292	361
Cash Flows From Investing Activities:
Capital expenditures	(516)	(495)
Nuclear fuel expenditures	(56)	(25)
Purchases of securities – nuclear decommissioning trust fund	(153)	(96)
Sales and maturities of securities – nuclear decommissioning trust fund	121	95
Purchase of bonds	—	(97)
Proceeds from sale of remarketed bonds	—	97
Net cash used in investing activities	(604)	(521)
Cash Flows From Financing Activities:
Dividends on common stock	—	(100)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(155)	150
Money pool borrowings, net	65	—
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	465	450
Debt issuance costs	(4)	(4)
Net cash provided by financing activities	284	165
Net change in cash, cash equivalents, and restricted cash	(28)	5
Cash, cash equivalents, and restricted cash at beginning of year	39	8
Cash, cash equivalents, and restricted cash at end of period	$11	$13
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	2,027	1,903	2,027	1,903

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	1,721	1,774	1,731	1,735
Net income	153	108	144	148
Common stock dividends	—	(100)	—	(100)
Preferred stock dividends	(1)	(1)	(2)	(2)
Retained earnings, end of period	1,873	1,781	1,873	1,781

Total Shareholders’ Equity	$4,491	$4,275	$4,491	$4,275
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$427	$411	$879	$853
Natural gas	140	136	411	456
Total operating revenues	567	547	1,290	1,309
Operating Expenses:
Purchased power	76	78	174	183
Natural gas purchased for resale	36	36	125	170
Other operations and maintenance	182	196	381	387
Depreciation and amortization	107	101	214	202
Taxes other than income taxes	32	32	74	77
Total operating expenses	433	443	968	1,019
Operating Income	134	104	322	290
Other Income, Net	17	15	28	26
Interest Charges	38	36	77	73
Income Before Income Taxes	113	83	273	243
Income Taxes	29	20	68	59
Net Income	84	63	205	184
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$83	$62	$203	$182
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2	$—
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $10, respectively)	256	215
Accounts receivable – affiliates	22	28
Unbilled revenue	110	139
Miscellaneous accounts receivable	21	25
Inventories	108	121
Current regulatory assets	50	57
Other current assets	35	29
Total current assets	604	614
Property and Plant, Net	10,559	10,083
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	809	694
Other assets	419	383
Total investments and other assets	1,639	1,488
TOTAL ASSETS	$12,802	$12,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$41	$53
Accounts and wages payable	293	299
Accounts payable – affiliates	41	82
Customer deposits	94	77
Current environmental remediation	48	42
Current regulatory liabilities	70	84
Other current liabilities	209	207
Total current liabilities	796	844
Long-term Debt, Net	3,576	3,575
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,277	1,224
Regulatory liabilities	1,906	1,849
Pension and other postretirement benefits	225	214
Environmental remediation	73	87
Other deferred credits and liabilities	264	260
Total deferred credits and other liabilities	3,745	3,634
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,538	2,188
Preferred stock	62	62
Retained earnings	2,085	1,882
Total shareholders' equity	4,685	4,132
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,802	$12,185
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$205	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	201
Amortization of debt issuance costs and premium/discounts	6	6
Deferred income taxes and investment tax credits, net	40	43
Other	(5)	—
Changes in assets and liabilities:
Receivables	(13)	35
Inventories	13	28
Accounts and wages payable	(12)	(38)
Taxes accrued	(32)	(22)
Regulatory assets and liabilities	(65)	1
Assets, other	(15)	1
Liabilities, other	12	24
Pension and other postretirement benefits	(8)	(11)
Net cash provided by operating activities	340	452
Cash Flows From Investing Activities:
Capital expenditures	(661)	(556)
Other	2	(2)
Net cash used in investing activities	(659)	(558)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(12)	127
Capital contribution from parent	350	—
Net cash provided by financing activities	336	125
Net change in cash, cash equivalents, and restricted cash	17	19
Cash, cash equivalents and restricted cash at beginning of year	125	80
Cash, cash equivalents, and restricted cash at end of period	$142	$99
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,288	2,173	2,188	2,173
Capital contribution from parent	250	—	350	—
Other paid-in capital, end of period	2,538	2,173	2,538	2,173

Preferred Stock	62	62	62	62

Retained Earnings:
Beginning of period	2,002	1,659	1,882	1,539
Net income	84	63	205	184
Preferred stock dividends	(1)	(1)	(2)	(2)
Retained earnings, end of period	2,085	1,721	2,085	1,721

Total Shareholders’ Equity	$4,685	$3,956	$4,685	$3,956
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
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
•Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.
•Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.
•ATXI operates a FERC rate-regulated electric transmission business in the MISO.
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first six months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March. In early June, a small portion of our workforce began the process of returning to our work locations under a phased approach. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. We continue to monitor the impacts the pandemic is having on our businesses, including but not limited to potential impacts on our liquidity and financing plans; demand for residential, commercial, and industrial electric and natural gas services; more flexible payment plans for customers; the timing and extent to which recovery of incremental costs and forgone late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and, with respect to large nonresidential natural gas customers, at Ameren Illinois, are exposed to such changes. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. In 2020, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense. However, Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense, which could result in higher bad debt write-offs. Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. As of June 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 19%, and 33%, or $132 million, $42 million, and $90 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ "Accounts receivable – trade" before allowance for doubtful accounts, respectively. As of June 30, 2019, these percentages were 17%, 11%, and 25%, or $83 million, $24 million, and $59 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters below.
The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, deferral of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. Ameren has implemented certain provisions of the act, and is currently evaluating other provisions of the act. As of June 30, 2020, there was no material impact to Ameren’s, Ameren Missouri’s, and Ameren Illinois’ financial statements as a result of the act.
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
Variable Interest Entities
As of June 30, 2020, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of June 30, 2020, the maximum exposure to loss related to these variable interest entities was approximately $17 million, which primarily represents due diligence and legal costs incurred by Ameren Missouri associated with the acquisitions. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of June 30, 2020, and December 31, 2019, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $33 million and $28 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2020, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $33 million plus associated outstanding funding commitments of $38 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2020, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $257 million (December 31, 2019 – $264 million) and $117 million (December 31, 2019 – $123 million), respectively, while total borrowings against the policies were $110 million (December 31, 2019 – $114 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
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
Missouri
2019 Electric Service Regulatory Rate Review
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.
Wind Generation Facilities
In 2019, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 300-megawatt wind generation facility. In 2018, Ameren Missouri entered into a build-transfer agreement to acquire, after construction, an up-to 400-megawatt wind generation facility. These two agreements are subject to customary contract terms and conditions. The two build-transfer acquisitions collectively represent $1.2 billion of capital expenditures and would support Ameren Missouri’s compliance with the Missouri renewable energy standard. Both acquisitions have received all regulatory approvals, and both projects have received all applicable zoning approvals, have entered into RTO interconnection agreements, and are under construction.

In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier to each facility, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. Ameren Missouri and the developers continue to monitor the impact to each project schedule. Ameren Missouri expects the up-to 400-megawatt project and a majority of the up-to 300 megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on an updated schedule from the developer, Ameren Missouri expects a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, to be placed in-service in the first quarter of 2021. In May 2020, the IRS issued guidance that extended the in-service date criteria to December 31, 2021, for qualifying for federal production tax credits. As a result of this extension, Ameren does not anticipate that delays in the completion of the wind generation facilities will affect Ameren’s ability to realize anticipated federal production tax credits.
MEEIA
In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement with respect to the 2022 program year of Ameren Missouri’s MEEIA 2019 program. The order establishes performance incentives that would provide Ameren Missouri an opportunity to earn additional revenues, including $11 million if Ameren Missouri achieves certain energy-efficiency goals during the 2022 program year and an additional $1 million if Ameren Missouri exceeds its targeted energy-efficiency goals. Ameren Missouri intends to invest $70 million in energy-efficiency programs during the 2022 program year. The August 2020 order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri will recognize revenues of $6 million in the third quarter of 2020. Ameren Missouri did not recognize revenues related to MEEIA performance incentives during the first half of 2020. As a result of MoPSC orders issued in September 2017, October 2018, and January 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $20 million during the first quarter and first half of 2019.
Customer Disconnections and Late Fees
Ameren Missouri resumed charging late fees to commercial and industrial customers and disconnecting those customers for nonpayment in mid-July 2020, while it resumed those activities for residential customers in early August 2020, following the suspension of both disconnections and late fees for all customers in mid-March 2020. Ameren Missouri does not have a regulatory mechanism to recover forgone late fees.
Illinois
Electric Distribution Service Rates
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to reduce its rates by $45 million with the ICC. This update reflects a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflects an increase based on expected net plant additions for 2020. In June 2020, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $53 million decrease in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
Electric Customer Energy-Efficiency Investments
In May 2020, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $7 million with the ICC. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
2020 Natural Gas Delivery Service Regulatory Rate Review
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $96 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. In June 2020, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $67 million, based on a 9.3% ROE, a capital structure composed of 50.4% common equity, and a rate base of $2.1 billion. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
QIP Reconciliation Hearing
In March 2019, Ameren Illinois filed a request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2018. In November 2019, the Illinois Attorney General's office challenged the recovery of capital investments, among other things, that were made during 2018, alleging that the amount of investments is excessive based on a comparison to historical investment levels. The Illinois Attorney General's office is not alleging project imprudence or that the investments do not qualify for recovery. In March 2020, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2018. Ameren Illinois’ 2018 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
Service Disconnection Moratorium Proceeding
In March 2020, the ICC issued an order requiring all Illinois electric distribution and natural gas utilities to suspend disconnections and late fees for customer nonpayment, on an interim basis, effective March 18, 2020. Pursuant to an ICC order issued in June 2020 and a voluntary extension of the suspension of residential disconnections, Ameren Illinois expects to resume disconnecting commercial and industrial customers and residential customers for nonpayment in mid-August 2020 and early September 2020, respectively, while it resumed charging late fees to all customers in late July 2020.The June 2020 order requires Ameren Illinois to implement more flexible credit and collection practices, on a temporary basis, including longer deferred payment arrangements, extending to 24 months in certain cases, and programs to provide financial assistance to customers. In addition, the order allows Ameren Illinois to recover costs incurred related to the financial assistance programs. These costs will be deferred as regulatory assets and the portion associated with Ameren Illinois’ electric distribution business will be recovered through its bad debt rider and the portion associated with its natural gas distribution business will be recovered through a special purpose rider established by the order. The order also allows Ameren Illinois to recover forgone customer late fees and costs incurred related to the COVID-19 pandemic. The portion of these forgone late fees and costs associated with Ameren Illinois’ electric distribution business will be recovered through formula rates and the portion associated with its natural gas distribution business will be recovered through the special purpose rider. In addition, the order allows Ameren Illinois’ electric distribution business to recover bad debt expense, instead of write-offs, net of subsequent recoveries, through its bad debt riders until the end of 2020.
Federal
Transmission Formula Rate Revisions
In February 2020, MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to calculation inputs for materials and supplies. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. This review could lead the FERC to ultimately require refunds for periods prior to 2019. In June 2020, Ameren Missouri, Ameren Illinois, and ATXI filed requests for rehearing arguing, among other things, the revisions should be applied retrospectively to include the period January 1, 2019, to June 1, 2020, and that the FERC should not require refunds for periods prior to 2019. In July 2020, the FERC denied the rehearing requests without addressing the issues raised, and indicated it will issue future orders. The FERC is under no deadline to issue orders, nor is it required to address the issues raised in the rehearing requests. In July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the July 2020 rehearing denials to the United States Court of Appeals for the District of Columbia Circuit, which is under no deadline to address the appeal. Regardless of the outcome of the appeal, the impacts of the May 2020 orders are not expected to be material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base ROE to 10.32%, or a 10.82% total allowed ROE with the inclusion of a 50 basis point incentive adder for participation in an RTO, that was effective from late September 2016 forward. The September 2016 order also required refunds for the period November 2013 to February 2015, which were paid in 2017. With the maximum FERC-allowed refund period for the November 2013 complaint case ending in February 2015, another customer complaint case was filed in February 2015, seeking a further reduction in the allowed base ROE for the period of February 2015 to May 2016. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88%, superseding the 10.32% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case. In December 2019, MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. In May 2020, the FERC issued an order addressing the requests for rehearing, which set the allowed base ROE at 10.02%, superseding the 9.88% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The May 2020 order also denied rehearing of the FERC's dismissal of the February 2015 complaint case. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new ROE methodology established by the May 2020 order. The FERC has not ruled on the rehearing requests and is under no deadline to do so. In July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal.
As a result of the May 2020 order, which increased the FERC-allowed base ROE from 9.88% to 10.02%, Ameren and Ameren Illinois recognized income of $13 million and $7 million, respectively, during the second quarter of 2020. As of June 30, 2020, Ameren and Ameren Illinois had recorded current regulatory liabilities of $23 million and $11 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which addressed many of the issues in the Notice of Inquiry on transmission incentives, and included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and improved parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. Initial comments were due by July 2020. While the FERC has not formally terminated the Notice of Inquiry regarding its transmission incentives policy, Ameren does not expect further actions relating to it. Ameren is unable to predict the ultimate impact of the Notice of Inquiry regarding its allowed base ROE policy or the Notice of Proposed Rulemaking at this time.
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
Short-Term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of June 30, 2020, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.2 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2020. As of June 30, 2020, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 56%, 50%, and 44% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2020, and December 31, 2019. There were no borrowings outstanding under the Credit Agreements as of June 30, 2020, or December 31, 2019.

	June 30, 2020	December 31, 2019
Ameren (parent)	$—	$153
Ameren Missouri	79	234
Ameren Illinois	41	53
Ameren consolidated	$120	$440
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the six months ended June 30, 2020 and 2019:

	Ameren (parent)	Ameren Missouri		Ameren Illinois	Ameren Consolidated
2020
Average daily amount outstanding	$93	$202		$40	$335
Weighted-average interest rate	2.05%	1.86%		1.98%	1.92%
Peak amount outstanding during period(a)	$425	$573		$150	$908
Peak interest rate	3.30%	5.05%	(b)	3.40%	5.05%	(b)
2019
Average daily amount outstanding	$542	$174		$106	$822
Weighted-average interest rate	2.80%	2.79%		2.72%	2.79%
Peak amount outstanding during period(a)	$636	$549		$202	$1,113
Peak interest rate	3.10%	2.97%		2.90%	3.10%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
(b)Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2020, was 0.42% and 1.18%, respectively (2019 – 2.75% and 2.81%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2020 and 2019.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2020, Ameren issued a total of 0.2 million and 0.4 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $14 million and $27 million, respectively. In addition, in the first quarter of 2020, Ameren issued 0.5 million shares of common stock valued at $38 million upon the vesting of stock-based compensation.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At June 30, 2020, Ameren could have settled the forward sale agreement with physical delivery of 7.5 million shares of common stock to the counterparty in exchange for $547 million. The forward sale agreement could also have been settled at June 30, 2020, with delivery of approximately $16 million or 0.2 million shares of common stock to the counterparty, if Ameren had elected to net cash or net share settle, respectively. For additional information about the forward sale agreement, see Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K.
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
Ameren Illinois
Ameren Illinois received cash capital contributions totaling $350 million from Ameren (parent) during the six months ended June 30, 2020.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At June 30, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020		2019
Ameren:
Allowance for equity funds used during construction	$9	$8	$13		$13
Interest income on industrial development revenue bonds	6	6	12		13
Other interest income	1	3	2		4
Non-service cost components of net periodic benefit income(a)	30	22	53		44
Miscellaneous income	7	1	9		4
Donations	(1)	(1)	(14)	(b)	(7)
Miscellaneous expense	(4)	(3)	(6)		(6)
Total Other Income, Net	$48	$36	$69		$65

	Three Months		Six Months
	2020	2019	2020		2019
Ameren Missouri:
Allowance for equity funds used during construction	$6	$5	$8		$8
Interest income on industrial development revenue bonds	7	6	12		13
Non-service cost components of net periodic benefit income(a)	14	4	19		9
Miscellaneous income	1	2	2		2
Donations	(1)	—	(9)	(b)	(2)
Miscellaneous expense	(2)	(1)	(3)		(2)
Total Other Income, Net	$25	$16	$29		$28
Ameren Illinois:
Allowance for equity funds used during construction	$3	$3	$5		$5
Interest income	1	2	2		4
Non-service cost components of net periodic benefit income	11	12	24		24
Miscellaneous income	4	1	5		2
Donations	(1)	(1)	(5)		(5)
Miscellaneous expense	(1)	(2)	(3)		(4)
Total Other Income, Net	$17	$15	$28		$26
(a)For the three and six months ended June 30, 2020, the non-service cost components of net periodic benefit income were partially offset by amounts deferred of $(3) million and $3 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $8 million and $15 million for three and six months ended June 30, 2019, respectively.
(b)Includes $8 million pursuant to Ameren Missouri’s March 2020 electric rate order. See Note 2 – Rate and Regulatory Matters for additional information.
NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power and uranium, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:
•an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;
•market values of natural gas and uranium inventories that differ from the cost of those commodities in inventory;
•actual cash outlays for the purchase of these commodities that differ from anticipated cash outlays; and
•actual off-system sales revenues that differ from anticipated revenues
The derivatives that we use to hedge these risks are governed by our risk management policies for forward contracts, futures, options, and swaps. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The goal of the hedging program is generally to mitigate financial risks while ensuring that sufficient volumes are available to meet our requirements. Contracts we enter into as part of our risk management program may be settled financially, settled by physical delivery, or net settled with the counterparty.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2020, and December 31, 2019, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.

The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2020, and December 31, 2019. As of June 30, 2020, these contracts extended through October 2023, March 2024, May 2032 and March 2023 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions, except as indicated)
	June 30, 2020			December 31, 2019
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	53	—	53	58	—	58
Natural gas (in mmbtu)	25	137	162	20	136	156
Power (in megawatthours)	6	7	13	5	7	12
Uranium (pounds in thousands)	365	—	365	565	—	565
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2020, and December 31, 2019:

		June 30, 2020			December 31, 2019
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$4	$—	$4
	Other assets	1	—	1	2	—	2
Natural gas	Other current assets	—	3	3	—	3	3
	Other assets	1	2	3	—	1	1
Power	Other current assets	17	—	17	14	—	14
	Other assets	2	—	2	2	—	2
Uranium	Other assets	1	—	1	—	—	—
	Total assets	$24	$5	$29	$22	$4	$26
Fuel oils	Other current liabilities	$15	$—	$15	$4	$—	$4
	Other deferred credits and liabilities	8	—	8	3	—	3
Natural gas	Other current liabilities	2	10	12	1	12	13
	Other deferred credits and liabilities	—	3	3	1	6	7
Power	Other current liabilities	2	18	20	2	17	19
	Other deferred credits and liabilities	2	211	213	1	207	208
Uranium	Other deferred credits and liabilities	—	—	—	1	—	1
	Total liabilities	$29	$242	$271	$13	$242	$255
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2020, and December 31, 2019.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2020, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of June 30, 2020, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.

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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2020 or 2019. At June 30, 2020, and December 31, 2019, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	June 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$3	$3		$—	$—	$6	$6
Natural gas	—	1	—	1		—	—	—	—
Power	2	—	17	19		—	2	14	16
Uranium	—	—	1	1		—	—	—	—
Total derivative assets – commodity contracts	$2	$1	$21	$24		$—	$2	$20	$22
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$556	$—	$—	$556		$569	$—	$—	$569
Debt securities:
U.S. Treasury and agency securities	—	106	—	106		—	107	—	107
Corporate bonds	—	116	—	116		—	93	—	93
Other	—	72	—	72		—	73	—	73
Total nuclear decommissioning trust fund	$556	$294	$—	$850	(a)	$569	$273	$—	$842	(a)
Total Ameren Missouri	$558	$295	$21	$874		$569	$275	$20	$864
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$2	$3	$5		$—	$1	$3	$4
Ameren
Derivative assets – commodity contracts(b)	$2	$3	$24	$29		$—	$3	$23	$26
Nuclear decommissioning trust fund(c)	556	294	—	850	(a)	569	273	—	842	(a)
Total Ameren	$558	$297	$24	$879		$569	$276	$23	$868
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$14	$—	$9	$23		$1	$—	$6	$7
Natural gas	—	2	—	2		—	2	—	2
Power	3	—	1	4		—	2	1	3
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$17	$2	$10	$29		$1	$4	$8	$13
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$9	$3	$13		$3	$12	$3	$18
Power	—	—	229	229		—	—	224	224
Total Ameren Illinois	$1	$9	$232	$242		$3	$12	$227	$242
Ameren
Derivative liabilities – commodity contracts(b)	$18	$11	$242	$271		$4	$16	$235	$255

(a)Balance excludes $4 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2020, and December 31, 2019, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019:

	2020			2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$17	$(241)	$(224)	$—	$(184)	$(184)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	9	7	16	16	(11)	5
Settlements	(10)	5	(5)	(1)	4	3
Ending balance at June 30	$16	$(229)	$(213)	$15	$(191)	$(176)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$8	$7	$15	$16	$(11)	$5
For the six months ended June 30:
Beginning balance at January 1	$13	$(224)	$(211)	$—	$(183)	$(183)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	20	(14)	6	16	(15)	1
Settlements	(17)	9	(8)	(1)	7	6
Ending balance at June 30	16	(229)	(213)	15	(191)	(176)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$12	$(13)	$(1)	$16	$(15)	$1
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2020, and December 31, 2019:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2020	Power(c)	$17	$(230)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 35	26
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	3 – 4	3
2019	Power(d)	$14	$(225)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 34	25
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	(1) – 0	0
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations through 2029 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2029 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.
(d)Valuations through 2028 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2028 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of June 30, 2020, and December 31, 2019:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	June 30, 2020
Ameren:
Cash, cash equivalents, and restricted cash	$163		$163	$—	$—		$163
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	120		—	120	—		120
Long-term debt (including current portion)(a)	10,528	(b)	—	11,747	510	(c)	12,257
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$11		$11	$—	$—		$11
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	79		—	79	—		79
Long-term debt (including current portion)(a)	4,567	(b)	—	5,258	—		5,258
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$142		$142	$—	$—		$142
Short-term debt	41		—	41	—		41
Long-term debt (including current portion)	3,576	(b)	—	4,369	—		4,369
	December 31, 2019
Ameren:
Cash, cash equivalents, and restricted cash	$176		$176	$—	$—		$176
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	440		—	440	—		440
Long-term debt (including current portion)(a)	9,357	(b)	—	9,957	484	(c)	10,441
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$39		$39	$—	$—		$39
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	234		—	234	—		234
Long-term debt (including current portion)(a)	4,190	(b)	—	4,772	—		4,772
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$125		$125	$—	$—		$125
Short-term debt	53		—	53	—		53
Long-term debt (including current portion)	3,575	(b)	—	4,019	—		4,019
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of June 30, 2020, and December 31, 2019, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $78 million, $32 million, and $33 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2020. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $72 million, $30 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2019.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
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

Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2020, and December 31, 2019:

	June 30, 2020		December 31, 2019
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$39	$6	$15	$43
Income taxes receivable from parent(b)	—	11	15	17
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
Ameren Illinois received cash capital contributions totaling $350 million from Ameren (parent) during the six months ended June 30, 2020.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2020 and 2019:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2020		$3	$	(a)		$6	$	(a)
agreements with Ameren Illinois		2019		2		(a)		2		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2020		$6	$	(b)		$13		$1
rent and facility services		2019		6		(b)		13		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2020		$1	$	(b)		$1	$	(b)
miscellaneous support services		2019		(b)		1		(b)		1
Total Operating Revenues		2020		$10	$	(b)		$20		$1
		2019		8		1		15		2
Ameren Illinois power supply	Purchased Power	2020	$	(a)		$3	$	(a)		$6
agreements with Ameren Missouri		2019		(a)		2		(a)		2
Ameren Illinois transmission	Purchased Power	2020	$	(a)		$1	$	(a)		$1
services with ATXI		2019		(a)		(b)		(a)		(b)
Total Purchased Power		2020	$	(a)		$4	$	(a)		$7
		2019		(a)		2		(a)		2
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2020	$	(b)		$1	$	(b)		$2
rent and facility services		2019		1		2		1		3
Ameren Services support services	Other Operations and Maintenance	2020		$32		$31		$67		$64
agreement		2019		32		31		64		61
Total Other Operations and		2020		$32		$32		$67		$66
Maintenance		2019		33		33		65		64
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2020	$	(b)	$	(b)	$	(b)	$	(b)
		2019		(b)		(b)		(b)		(b)
(a)Not applicable.
(b)Amount less than $1 million.
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
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at June 30, 2020. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at June 30, 2020.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2020	$172	$102	$7	$115	(d)	$1	$59	$456
2021	235	148	57	113	(d)	3	57	613
2022	193	89	11	37		3	26	359
2023	113	52	45	12		3	24	249
2024	94	21	15	2		3	23	158
Thereafter	55	72	16	—		21	63	227
Total	$862	$484	$151	$279		$34	$252	$2,062
Ameren Missouri:
2020	$172	$22	$7	$—		$1	$44	$246
2021	235	33	57	—		3	40	368
2022	193	20	11	—		3	26	253
2023	113	16	45	—		3	24	201
2024	94	6	15	—		3	23	141
Thereafter	55	21	16	—		21	26	139
Total	$862	$118	$151	$—		$34	$183	$1,348
Ameren Illinois:
2020	$—	$80	$—	$115	(d)	$—	$10	$205
2021	—	115	—	113	(d)	—	12	240
2022	—	69	—	37		—	—	106
2023	—	36	—	12		—	—	48
2024	—	15	—	2		—	—	17
Thereafter	—	51	—	—		—	—	51
Total	$—	$366	$—	$279		$—	$22	$667
(a)Includes amounts for generation and for distribution.
(b)The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $33 million through 2024.
(c)The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.
(d)In January 2018, as required by the FEJA, Ameren Illinois entered into agreements to acquire zero emission credits through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year, which begins each June. The amounts above reflect Ameren Illinois’ commitment to acquire $58 million of zero emission credits through May 2021.
Environmental Matters
We are subject to various environmental laws, including statutes and regulations, enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws. These laws address emissions, discharges to surface and groundwater, water consumption; impacts to air, land, and water; and chemical and waste storage, handling and disposal. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
Environmental regulations have a significant impact on the electric utility industry and our operations. Compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulations could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated as a solid waste under the Resource Conservation Act and a regulation known as the CCR rule, which will require the closure of our surface impoundments and the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
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
CO2 Emissions Standards
In September 2019, the EPA’s Affordable Clean Energy Rule, which establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units, became effective. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by July 2022. The plan is expected to include a standard of performance for each affected generating unit. We are evaluating the impact of the adoption and implementation of the Affordable Clean Energy Rule and, along with other stakeholders, are working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, we cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. The district court has stayed implementation of the majority of the requirements of its order while the case is under appeal. Ameren Missouri believes the district court both misinterpreted and misapplied the law in its ruling. We are unable to predict the ultimate resolution of this matter. Briefing in this case has been completed, and the appellate court is expected to hear oral arguments in 2020; however, it is under no deadline to issue a ruling in this case.

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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology. The EPA’s 2015 rule prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. In September 2017, the EPA published a rule that postponed the compliance dates by two years for the limitations applicable to two specific waste streams so that it could potentially revise those standards. To meet the requirements of the guidelines, Ameren Missouri is constructing wastewater treatment facilities and dry ash handling systems at three of its energy centers, and is scheduled to complete the projects in 2020. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
In 2015, the EPA issued the CCR rule, which established requirements for the management and disposal of CCR from coal-fired power plants. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing surface impoundments at three facilities, and is scheduled to complete the last of such closures in 2023. The EPA has issued a series of revisions to the CCR rule and is proposing additional revisions. None of those revisions or proposals is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $139 million recorded on their respective balance sheets as of June 30, 2020, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $125 million from 2020 through 2024 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2020, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of June 30, 2020, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $121 million to $190 million. Ameren and Ameren Illinois recorded a liability of $121 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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

Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such historical practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at June 30, 2020:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2020	$450		$—
Pool participation	(a)	13,348	(a)	138	(b)
		$13,798	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2020	$3,200	(d)	$25	(e)
Replacement power:
NEIL	April 1, 2020	$490	(f)	$7	(e)
(a)Provided through mandatory participation in an industrywide retrospective premium assessment program. The maximum coverage available is dependent on the number of United States commercial reactors participating in the program.
(b)Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $450 million in the event of an incident at any licensed United States commercial reactor, payable at $21 million per year.
(c)Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. This limit is subject to change to account for the effects of inflation and changes in the number of licensed power reactors.
(d)NEIL provides $2.7 billion in property damage, stabilization, decontamination, and premature decommissioning insurance for radiation events and $2.3 billion in property damage insurance for nonradiation events. EMANI provides $490 million in property damage insurance for both radiation and nonradiation events.
(e)All NEIL-insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.
(f)Provides replacement power cost insurance in the event of a prolonged accidental outage. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first 12 weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Nonradiation events are limited to $328 million.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2020 and 2019:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost(a)	$28	$22	$55	$44	$6	$5	$10	$9
Non-service cost components:
Interest cost	44	46	87	93	9	10	19	21
Expected return on plan assets	(72)	(69)	(145)	(138)	(20)	(19)	(40)	(38)
Amortization of:
Prior service benefit	(1)	—	(1)	—	(1)	(2)	(2)	(3)
Actuarial loss (gain)	16	7	30	13	(2)	(3)	(4)	(7)
Total non-service cost components(b)	$(13)	$(16)	$(29)	$(32)	$(14)	$(14)	$(27)	$(27)
Net periodic benefit cost (income)	$15	$6	$26	$12	$(8)	$(9)	$(17)	$(18)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2020 and 2019:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019
Ameren Missouri(a)	$7	$1	$11	$2	$(1)	$(1)	$(2)	$(3)
Ameren Illinois	9	5	16	10	(8)	(8)	(16)	(15)
Other	(1)	—	(1)	—	1	—	1	—
Ameren(a)	$15	$6	$26	$12	$(8)	$(9)	$(17)	$(18)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
Funding
Based on its assumptions at June 30, 2020, its investment performance in 2020, and its pension funding policy, Ameren expects to make estimated aggregate contributions of approximately $80 million through 2024. This is an increase from the estimated aggregate contributions of $70 million at December 31, 2019, due to year-to-date performance of Ameren’s pension and other postretirement benefit plan assets in 2020.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2020 and 2019:

	Ameren		Ameren Missouri		Ameren Illinois
	2020	2019	2020	2019	2020	2019
Three Months
Federal statutory corporate income tax rate:	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(9)	(9)	(16)	(12)	(3)	(4)
Depreciation differences	—	—	—	—	1	(1)
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
State tax	5	6	3	4	7	7
Effective income tax rate	17%	18%	7%	12%	26%	23%

	Ameren		Ameren Missouri		Ameren Illinois
	2020	2019	2020	2019	2020	2019
Six Months
Federal statutory corporate income tax rate:	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes	(9)	(8)	(16)	(12)	(3)	(4)
Depreciation differences	—	—	—	1	—	—
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
State tax	5	6	3	4	7	7
Stock-based compensation	(2)	(3)	—	—	—	—
Other permanent items	—	(1)	—	(1)	—	—
Effective income tax rate	15%	15%	7%	12%	25%	24%
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of June 30, 2020, and December 31, 2019:

	June 30, 2020			December 31, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$8	$—	$2	$16	$9	$—
Restricted cash included in “Other current assets”	14	5	5	14	4	5
Restricted cash included in “Other assets”	135	—	135	120	—	120
Restricted cash included in “Nuclear decommissioning trust fund”	6	6	—	26	26	—
Total cash, cash equivalents, and restricted cash	$163	$11	$142	$176	$39	$125
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2020, and December 31, 2019, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $34 million and $32 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020	2019
Ameren:
Beginning of period	$19	$19	$17	$18
Bad debt expense	7	5	10	8
Net write-offs	(1)	(5)	(2)	(7)
End of period	$25	$19	$25	$19
Ameren Missouri:
Beginning of period	$8	$7	$7	$7
Bad debt expense	2	2	4	3
Net write-offs	(1)	(2)	(2)	(3)
End of period	$9	$7	$9	$7
Ameren Illinois:(a)
Beginning of Period	$11	$12	$10	$11
Bad debt expense	5	3	6	5
Net write-offs	—	(3)	—	(4)
End of Period	$16	$12	$16	$12
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates. In 2020, the rate-adjustment mechanism for electric distribution allows for recovery of bad debt expense recognized under GAAP. See Note 2 – Rate and Regulatory Matters for additional information.
Net write-offs decreased for the three and six months ended June 30, 2020, compared with the year-ago periods, due to the temporary suspension of disconnecting customers for nonpayment. See Note 2 – Rate and Regulatory Matters for additional information.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2020 and 2019:

	June 30, 2020			June 30, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$287	$111	$165	$263	$101	$143
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	(4)	(4)	—	90	90	—
Financing
Issuance of common stock for stock-based compensation	$38	$—	$—	$54	$—	$—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2020:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2019	$687	(a)	$4	(b)	$691	(a)
Liabilities settled	(28)		—		(28)
Accretion	15	(c)	—		15	(c)
Change in estimates	14	(d)	—		14	(d)
Balance at June 30, 2020	$688	(a)	$4	(b)	$692	(a)
(a)Balance included $53 million in “Other current liabilities” on the balance sheet as of both December 31, 2019, and June 30, 2020.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
(d)Ameren Missouri changed its fair value estimate primarily due to an increase in the cost estimate for closure of certain CCR storage facilities.

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
For the six months ended June 30, 2020 and 2019, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $8 million and $14 million, respectively.
Deferred Compensation
As of June 30, 2020, and December 31, 2019, “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $87 million and $86 million, respectively, recorded at the present value of future benefits to be paid.
Operating Revenues
As of June 30, 2020 and 2019, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020	2019
Ameren Missouri	$36	$38	$66	$69
Ameren Illinois	26	25	61	64
Ameren	$62	$63	$127	$133
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020	2019
Weighted-average Common Shares Outstanding – Basic	246.9	245.6	246.7	245.3
Assumed settlement of performance share units and restricted stock units	1.0	1.6	1.0	1.5
Dilutive effect of forward sale agreement	—	—	0.3	—
Weighted-average Common Shares Outstanding – Diluted(a)	247.9	247.2	248.0	246.8
(a)There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2020 and 2019.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2020 and 2019. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.

Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2020:
External revenues	$782	$352	$140	$124		$—	$—	$1,398
Intersegment revenues	10	—	—	12	(a)	—	(22)	—
Net income (loss) attributable to Ameren common shareholders	152	36	9	59	(b)	(13)	—	243
Capital expenditures	238	139	79	135		(1)	2	592
Three Months 2019:
External revenues	$790	$358	$136	$95		$—	$—	$1,379
Intersegment revenues	8	1	—	14	(a)	—	(23)	—
Net income (loss) attributable to Ameren common shareholders	107	37	1	42	(b)	(8)	—	179
Capital expenditures	255	127	77	127		—	(5)	581
Six Months 2020:
External revenues	$1,452	$741	$411	$234		$—	$—	$2,838
Intersegment revenues	20	1	—	25	(a)	—	(46)	—
Net income attributable to Ameren common shareholders	142	73	64	106	(b)	4	—	389
Capital expenditures	516	262	140	305		2	3	1,228
Six Months 2019:
External revenues	$1,541	$744	$456	$194		$—	$—	$2,935
Intersegment revenues	15	2	—	29	(a)	—	(46)	—
Net income attributable to Ameren common shareholders	146	73	58	86	(b)	7	—	370
Capital expenditures	495	251	128	248		10	(7)	1,125
(a)Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
Three Months 2020:
External revenues	$352	$140	$75		$—	$567
Intersegment revenues	—	—	12	(a)	(12)	—
Net income available to common shareholder	36	9	38		—	83
Capital expenditures	139	79	119		—	337
Three Months 2019:
External revenues	$359	$136	$52		$—	$547
Intersegment revenues	—	—	14	(a)	(14)	—
Net income available to common shareholder	37	1	24		—	62
Capital expenditures	127	77	85		—	289
Six Months 2020:
External revenues	$742	$411	$137		$—	$1,290
Intersegment revenues	—	—	24	(a)	(24)	—
Net income available to common shareholder	73	64	66		—	203
Capital expenditures	262	140	259		—	661
Six Months 2019:
External revenues	$746	$456	$107		$—	$1,309
Intersegment revenues	—	—	29	(a)	(29)	—
Net income available to common shareholder	73	58	51		—	182
Capital expenditures	251	128	177		—	556
(a)Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2020 and 2019. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2020:
Residential	$359	$210	$—	$—	$—	$569
Commercial	264	112	—	—	—	376
Industrial	67	30	—	—	—	97
Other	81	—	—	136	(22)	195
Total electric revenues	$771	$352	$—	$136	$(22)	$1,237
Residential	$11	$—	$94	$—	$—	$105
Commercial	4	—	22	—	—	26
Industrial	1	—	3	—	—	4
Other	5	—	21	—	—	26
Total gas revenues	$21	$—	$140	$—	$—	$161
Total revenues(a)	$792	$352	$140	$136	$(22)	$1,398
Three Months 2019:
Residential	$333	$199	$—	$—	$—	$532
Commercial	310	124	—	—	—	434
Industrial	77	33	—	—	—	110
Other	53	3	—	109	(23)	142
Total electric revenues	$773	$359	$—	$109	$(23)	$1,218
Residential	$10	$—	$88	$—	$—	$98
Commercial	4	—	23	—	—	27
Industrial	—	—	3	—	—	3
Other	11	—	22	—	—	33
Total gas revenues	$25	$—	$136	$—	$—	$161
Total revenues(a)	$798	$359	$136	$109	$(23)	$1,379
Six Months 2020:
Residential	$656	$430	$—	$—	$—	$1,086
Commercial	485	238	—	—	—	723
Industrial	120	65	—	—	—	185
Other	141	9	—	259	(46)	363
Total electric revenues	$1,402	$742	$—	$259	$(46)	$2,357
Residential	$44	$—	$307	$—	$—	$351
Commercial	17	—	76	—	—	93
Industrial	2	—	6	—	—	8
Other	7	—	22	—	—	29
Total natural gas revenues	$70	$—	$411	$—	$—	$481
Total revenues(a)	$1,472	$742	$411	$259	$(46)	$2,838

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Six Months 2019:
Residential	$645	$416	$—	$—	$—	$1,061
Commercial	549	247	—	—	—	796
Industrial	132	67	—	—	—	199
Other	151	16	—	223	(46)	344
Total electric revenues	$1,477	$746	$—	$223	$(46)	$2,400
Residential	$48	$—	$334	$—	$—	$382
Commercial	20	—	88	—	—	108
Industrial	2	—	7	—	—	9
Other	9	—	27	—	—	36
Total natural gas revenues	$79	$—	$456	$—	$—	$535
Total revenues(a)	$1,556	$746	$456	$223	$(46)	$2,935
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2020:
Revenues from alternative revenue programs	$(6)	$5	$3	$18	$20
Other revenues not from contracts with customers	7	—	—	—	7
Three Months 2019:
Revenues from alternative revenue programs	$—	$12	$4	$(8)	$8
Other revenues not from contracts with customers	4	1	—	—	5
Six Months 2020:
Revenues from alternative revenue programs	$(9)	$51	$14	$30	$86
Other revenues not from contracts with customers	15	1	1	—	17
Six Months 2019:
Revenues from alternative revenue programs	$15	$34	$1	$(13)	$37
Other revenues not from contracts with customers	9	4	1	—	14

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2020:
Residential	$210	$94	$—	$—	$304
Commercial	112	22	—	—	134
Industrial	30	3	—	—	33
Other	—	21	87	(12)	96
Total revenues(a)	$352	$140	$87	$(12)	$567
Three Months 2019:
Residential	$199	$88	$—	$—	$287
Commercial	124	23	—	—	147
Industrial	33	3	—	—	36
Other	3	22	66	(14)	77
Total revenues(a)	$359	$136	$66	$(14)	$547
Six Months 2020:
Residential	$430	$307	$—	$—	$737
Commercial	238	76	—	—	314
Industrial	65	6	—	—	71
Other	9	22	161	(24)	168
Total revenues(a)	$742	$411	$161	$(24)	$1,290
Six Months 2019:
Residential	$416	$334	$—	$—	$750
Commercial	247	88	—	—	335
Industrial	67	7	—	—	74
Other	16	27	136	(29)	150
Total revenues(a)	$746	$456	$136	$(29)	$1,309
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Revenues from alternative revenue programs	$5	$3	$14	$22
Other revenues not from contracts with customers	—	—	—	—
Three Months 2019:
Revenues from alternative revenue programs	$12	$4	$(9)	$7
Other revenues not from contracts with customers	1	—	—	1
Six Months 2020:
Revenues from alternative revenue programs	$51	$14	$24	$89
Other revenues not from contracts with customers	1	1	—	2
Six Months 2019:
Revenues from alternative revenue programs	$34	$1	$(14)	$21
Other revenues not from contracts with customers	4	1	—	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the financial statements and Risk Factors contained in this Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Also see the Glossary of Terms and Abbreviations at the front of this report and in the Form 10-K.

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
•Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.
•Ameren Illinois Company, doing business as Ameren Illinois, operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.
•ATXI operates a FERC rate-regulated electric transmission business in the MISO.
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2020, was $243 million, or $0.98 per diluted share, compared with $179 million, or $0.72 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2020, was $389 million, or $1.57 per diluted share, compared with $370 million, or $1.50 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2020, compared to the year-ago periods, was favorably affected by the absence in 2020 of expenses related to the Callaway Energy Center’s 2019 scheduled refueling and maintenance outage; infrastructure investments that drove higher earnings at Ameren Transmission and Ameren Illinois Electric Distribution, each of which utilizes formula ratemaking; a lower base level of expenses, partially offset by lower base rates, at Ameren Missouri pursuant to the MoPSC’s March 2020 electric rate order; and increased Ameren Transmission earnings resulting from the May 2020 FERC order addressing the allowed base ROE. Net income for the three and six months ended June 30, 2020, compared to the year-ago periods, was unfavorably affected by a lower recognized ROE at Ameren Illinois Electric Distribution. Excluding the absence of the Callaway Energy Center’s scheduled refueling and maintenance outage costs, earnings for the three months ended June 30, 2020, compared to the year-ago period, were favorably affected by lower other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods. Earnings for the three months ended June 30, 2020, were also favorably affected by weather, which was offset by decreased electric retail sales not attributable to weather due, in part, to the COVID-19 pandemic. Earnings for the six months ended June 30, 2020, compared to the year-ago period, were unfavorably affected by lower revenues due to the absence of MEEIA performance incentives recognition in 2020, decreased electric retail sales at Ameren Missouri due, in part, to the COVID-19 pandemic, and decreased income tax benefits at Ameren (parent) related to stock-based compensation.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested $1.2 billion in those businesses in the six months ended June 30, 2020.
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first six months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In early 2020, Ameren began implementing its business continuity plans, and continues to implement measures to mitigate the risk of COVID-19 transmission. Actions included restricting travel for employees, implementing work-from-home policies, securing and supplying personal protective equipment, and implementing work practices to ensure the safety of our employees and customers, while maintaining social distancing. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March. In early June, a small portion of our workforce began the process of returning to our work locations under a phased approach. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. We continue to monitor the impacts the pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Management’s Discussion and Analysis of Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 included in the five-year range above are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for more information regarding Ameren Missouri’s March and April 2020 electric service regulatory rate orders.
Construction on the new wind generation facilities continues to progress. Delays to the original construction schedule have occurred in 2020 as a result of changes in supply and construction activities. Ameren Missouri and the developers continue to monitor the impact to each project schedule. Ameren Missouri expects the up-to 400-megawatt project and a majority of the up-to 300 megawatt project to be placed in-service by the end of 2020. Based on an updated schedule from the developer, Ameren Missouri expects a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, to be placed in-service in the first quarter of 2021. In May 2020, the IRS issued guidance that extended the in-service date criteria to December 31, 2021, for qualifying for production tax credits. As a result of this extension, Ameren does not anticipate that delays in the completion of the wind generation facilities will affect Ameren’s ability to realize anticipated federal production tax credits. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding Ameren Missouri wind generation facilities.
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses associated with the fall 2020 refueling and maintenance outage are being deferred, as incurred, as a regulatory asset, and will be amortized after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Deferring and amortizing these expenses allows the timing of expense recognition to more closely align with revenues and mitigates future earnings volatility between outage and non-outage years.
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $96 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% allowed ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. In June 2020, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $67 million, based on a 9.3% ROE, a capital structure composed of 50.4% common equity, and a rate base of $2.1 billion. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to reduce its rates by $45 million with the ICC. This update reflects a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflects an increase based on expected net plant additions for 2020. In June 2020, the ICC staff submitted its calculation of the revenue requirement included in

Ameren Illinois’ update filing, recommending a $53 million decrease in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, including those resulting from the COVID-19 pandemic discussed below, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by nuclear refueling and other energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters, under Part I, Item 1, of this report and the Business Section under Part I, Item 1, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
We continue to monitor the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. Ameren Missouri and Ameren Illinois suspended customer disconnections and late fee charges for nonpayment in mid-March 2020 and began to resume these activities in the third quarter of 2020. For additional information, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report. Regarding bad debt expense, Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. In 2020, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense. However, Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense, which could result in higher bad debt write-offs. As of June 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 19%, and 33%, or $132 million, $42 million, and $90 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ "Accounts receivable – trade" before allowance for doubtful accounts, respectively. As of June 30, 2019, these percentages were 17%, 11%, and 25%, or $83 million, $24 million, and $59 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri's electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In the three and six months ended June 30, 2020, compared to the same periods in 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. While the impacts of the COVID-19 pandemic are difficult to predict, Ameren Missouri expects the net reduction in sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, to continue in the July through December 2020 period, compared to the same period in 2019. The COVID-19 pandemic may continue to affect Ameren Missouri’s total electric sales volumes and sales volumes by customer class beyond 2020. Assuming a ratable change in Ameren Missouri's electric sales volumes by month, a 1% change for the calendar year 2020 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates. Based on Ameren Missouri's current projections, the net decline in electric sales volumes for July 1 through December 31, 2020, compared to the same period in 2019, excluding the estimated effects of weather and customer energy-efficiency programs, is expected to result in a decline in earnings per diluted share of approximately 5 cents. The following table provides the increases and (decreases) in Ameren Missouri electric sales volumes by customer class for the three and six months ended June 30, 2020, and the estimated changes for the calendar year 2020, compared to the same periods in 2019, excluding the estimated effects of weather and customer energy-efficiency programs:

			Calendar Year (a)
	QTD YoY	YTD YoY
Residential	7.0%	4.5%	4.0%
Commercial	(13.1)%	(7.3)%	(7.5)%
Industrial	(9.0)%	(5.8)%	(4.5)%
Total	(4.9)%	(2.2)%	(2.5)%
(a) Based on actual results from January 1 through June 30, 2020, and Ameren Missouri’s projection for July 1 through December 31, 2020, compared to the same period in 2019.
Ameren Illinois also experienced decreases in electric and natural gas sales volumes in the three and six months ended June 30, 2020. However, Ameren Illinois’ electric distribution and transmission businesses have formula ratemaking frameworks, which provide for recovery of their revenue requirements independent of sales volumes, and Ameren Illinois' natural gas distribution business has a VBA, which provides for recovery of the natural gas distribution service revenue requirement associated with sales volumes for residential and small nonresidential customers. Additionally, ATXI’s electric transmission business has a formula ratemaking framework, which provides for recovery of its revenue requirement independent of sales volumes. None of Ameren’s businesses have experienced significant disruptions to their supply chain operations. However, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the impact of supply chain disruptions related to Ameren Missouri’s acquisition of an up-to 300-megawatt wind generation facility.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020	2019
Net income attributable to Ameren common shareholders	$243	$179	$389	$370
Earnings per common share – diluted	0.98	0.72	1.57	1.50
Net income attributable to Ameren common shareholders increased $64 million, or 26 cents per diluted share, in the three months ended June 30, 2020, compared with the year-ago period. The increase was due to net income increases of $45 million, $17 million and $8 million at Ameren Missouri, Ameren Transmission, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by a $5 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent), and a $1 million decrease in net income at Ameren Illinois Electric Distribution.
Net income attributable to Ameren common shareholders increased $19 million, or 7 cents per diluted share, in the six months ended June 30, 2020, compared with the year-ago period. The increase was due to net income increases of $20 million and $6 million at Ameren Transmission and Ameren Illinois Natural Gas, respectively. These increases were partially offset by net income decreases of $4 million and $3 million at Ameren Missouri and from activity not reported as part of a segment, primarily at Ameren (parent), respectively.
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2020, compared to the year-ago periods (except where a specific period is referenced), by:
•decreased other operations and maintenance expenses related to the absence of a scheduled refueling and maintenance outage at the Callaway Energy Center, which last occurred in the second quarter of 2019 and which costs previously were expensed as incurred, as compared with the deferral of expenses for the fall 2020 refueling and maintenance outage under the February 2020 MoPSC order (8 cents and 10 cents per share, respectively);
•lower base level of expenses, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA, at Ameren Missouri pursuant to the MoPSC’s March 2020 electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (7 cents per share for both periods);
•increased Ameren Transmission and Ameren Illinois Electric Distribution earnings under formula ratemaking because of additional rate base investments (4 cents and 7 cents per share, respectively);
•increased electric retail sales at Ameren Missouri for the three months ended June 30, 2020, due to weather resulting from warmer early summer temperatures experienced in 2020 (estimated at 5 cents per share for the three months ended June 30, 2020);
•increased Ameren Transmission earnings resulting from the May 2020 FERC order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff (4 cents per share for both periods);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent and 2 cents per share, respectively); and
•decreased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding decreased costs associated with the Callaway Energy Center’s scheduled refueling and maintenance outage, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods, and changes in the cash surrender value of company-owned life insurance, which increased in the three months ended June 30, 2020, but decreased in the six months ended June 30, 2020 (9 cents and 1 cent per share, respectively).

Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2020, compared to the year-ago periods (except where a specific period is referenced), by:
•the absence in 2020 of MEEIA 2013 and MEEIA 2016 performance incentives at Ameren Missouri recognized in the first quarter of 2019 (6 cents per share for the six months ended June 30, 2020);
•decreased electric retail sales, excluding the estimated effects of weather, at Ameren Missouri due to decreased demand from commercial and industrial customers, partially offset by increased demand from higher margin residential customers. Demand was affected, in part, by the COVID-19 pandemic (estimated at 5 cents per share for both periods);
•decreased Ameren Illinois Electric Distribution earnings under formula ratemaking because of a lower recognized ROE (2 cents and 4 cents per share, respectively);
•decreased income tax benefits at Ameren (parent) related to stock-based compensation (3 cents per share for the six months ended June 30, 2020);
•increased net financing costs primarily at Ameren (parent), because of its April 2020 debt issuance (3 cents and 2 cents per share, respectively);
•increased charitable donations at Ameren Missouri pursuant to its March 2020 electric rate order (2 cents per share for the six months ended June 30, 2020);
•decreased electric sales at Ameren Missouri, primarily due to milder winter temperatures experienced in 2020 (1 cent per share for the six months ended June 30, 2020); and
•increased weighted-average basic common shares outstanding (1 cent per share for both periods).
The cents per share information presented is based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2019, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2020 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2020:
Electric margins	$615	$264	$—	$136	$(6)	$1,009
Natural gas margins	15	—	104	—	—	119
Other operations and maintenance expenses	(202)	(118)	(52)	(15)	3	(384)
Depreciation and amortization expenses	(155)	(71)	(20)	(23)	(2)	(271)
Taxes other than income taxes	(83)	(19)	(13)	(2)	(2)	(119)
Other income, net	25	9	5	3	6	48
Interest charges	(50)	(18)	(10)	(18)	(12)	(108)
Income taxes	(12)	(11)	(4)	(22)	(1)	(50)
Net income (loss)	153	36	10	59	(14)	244
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$152	$36	$9	$59	$(13)	$243
Three Months 2019:
Electric margins	$611	$267	$—	$109	$(7)	$980
Natural gas margins	17	—	100	—	—	117
Other operations and maintenance expenses	(254)	(126)	(59)	(14)	3	(450)
Depreciation and amortization expenses	(139)	(68)	(19)	(21)	(2)	(249)
Taxes other than income taxes	(83)	(19)	(13)	(1)	(2)	(118)
Other income, net	16	10	3	3	4	36
Interest charges	(45)	(17)	(9)	(19)	(7)	(97)
Income (taxes) benefit	(15)	(10)	(1)	(15)	2	(39)
Net income (loss)	108	37	2	42	(9)	180
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$107	$37	$1	$42	$(8)	$179
Six Months 2020:
Electric margins	$1,067	$544	$—	$259	$(15)	$1,855
Natural gas margins	46	—	286	—	—	332
Other operations and maintenance expenses	(441)	(248)	(109)	(29)	5	(822)
Depreciation and amortization expenses	(294)	(142)	(41)	(47)	(2)	(526)
Taxes other than income taxes	(162)	(38)	(35)	(4)	(5)	(244)
Other income, net	29	16	7	5	12	69
Interest charges	(90)	(36)	(20)	(39)	(16)	(201)
Income (taxes) benefit	(11)	(22)	(23)	(39)	24	(71)
Net income	144	74	65	106	3	392
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$142	$73	$64	$106	$4	$389
Six Months 2019:
Electric margins	$1,104	$534	$—	$223	$(15)	$1,846
Natural gas margins	44	—	286	—	—	330
Other operations and maintenance expenses	(478)	(245)	(118)	(29)	3	(867)
Depreciation and amortization expenses	(279)	(136)	(39)	(41)	(2)	(497)
Taxes other than income taxes	(160)	(39)	(37)	(2)	(6)	(244)
Other income, net	28	16	6	4	11	65
Interest charges	(92)	(35)	(19)	(38)	(10)	(194)
Income (taxes) benefit	(19)	(21)	(20)	(31)	25	(66)
Net income	148	74	59	86	6	373
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$146	$73	$58	$86	$7	$370

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Electric and natural gas margins	$264	$104	$87	$455
Other operations and maintenance expenses	(118)	(52)	(12)	(182)
Depreciation and amortization expenses	(71)	(20)	(16)	(107)
Taxes other than income taxes	(19)	(13)	—	(32)
Other income, net	9	5	3	17
Interest charges	(18)	(10)	(10)	(38)
Income taxes	(11)	(4)	(14)	(29)
Net income	36	10	38	84
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$36	$9	$38	$83
Three Months 2019:
Electric and natural gas margins	$267	$100	$66	$433
Other operations and maintenance expenses	(126)	(59)	(11)	(196)
Depreciation and amortization expenses	(68)	(19)	(14)	(101)
Taxes other than income taxes	(19)	(13)	—	(32)
Other income, net	10	3	2	15
Interest charges	(17)	(9)	(10)	(36)
Income taxes	(10)	(1)	(9)	(20)
Net income	37	2	24	63
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$37	$1	$24	$62
Six Months 2020:
Electric and natural gas margins	$544	$286	$161	$991
Other operations and maintenance expenses	(248)	(109)	(24)	(381)
Depreciation and amortization expenses	(142)	(41)	(31)	(214)
Taxes other than income taxes	(38)	(35)	(1)	(74)
Other income, net	16	7	5	28
Interest charges	(36)	(20)	(21)	(77)
Income taxes	(22)	(23)	(23)	(68)
Net income	74	65	66	205
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$73	$64	$66	$203
Six Months 2019:
Electric and natural gas margins	$534	$286	$136	$956
Other operations and maintenance expenses	(245)	(118)	(24)	(387)
Depreciation and amortization expenses	(136)	(39)	(27)	(202)
Taxes other than income taxes	(39)	(37)	(1)	(77)
Other income, net	16	6	4	26
Interest charges	(35)	(19)	(19)	(73)
Income taxes	(21)	(20)	(18)	(59)
Net income	74	59	51	184
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$73	$58	$51	$182
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

Electric Margins

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Increase of $29 Million (QTD YoY)	Overall Ameren Increase of $9 Million (YTD YoY)

$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,009
$136
$264
$615
$980
$109
$267
$611
$1,855
$259
$544
$1,067
$1,846
$223
$534
$1,104
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes other/intersegment eliminations of $(6) million and $(7) million in the three months ended June 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $(15) million and $(15) million in the six months ended June 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Total by Segment	Increase (Decrease) by Segment
	Overall Ameren Increase of $2 Million (QTD YoY)	Overall Ameren Increase of $2 Million (YTD YoY)

$ (Millions)
$350
$300
$250
$200
$150
$100
$50
$0
$119
$104
$15
$117
$100
$17
$332
$286
$46
$330
$286
$44
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2020, compared with the year-ago periods.

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$21	$—	$—	$—	$—	$21
Base rates (estimate)(c)	(18)	(7)	—	27	—	2
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(25)	—	—	—	—	(25)
Off-system sales	21	—	—	—	—	21
Energy-efficiency program investments	—	3	—	—	—	3
Other	(5)	—	—	—	1	(4)
Cost recovery mechanisms – offset in fuel and purchased power(d)	2	(3)	—	—	—	(1)
Other cost recovery mechanisms(e)	2	—	—	—	—	2
Total electric revenue change	$(2)	$(7)	$—	$27	$1	$19
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(15)	$—	$—	$—	$—	$(15)
Effect of weather (estimate)(b)	(4)	—	—	—	—	(4)
Effect of lower net energy costs included in base rates	29				—	29
Transmission services charges	(1)	—	—	—	—	(1)
Other	(1)	1	—	—	—	—
Cost recovery mechanisms – offset in electric revenue(d)	(2)	3	—	—	—	1
Total fuel and purchased power change	$6	$4	$—	$—	$—	$10
Net change in electric margins	$4	$(3)	$—	$27	$1	$29
Natural gas revenue change:
Effect of weather (estimate)(b)	$—	$—	$—	$—	$—	$—
Change in rate design	(1)	—	—	—	—	(1)
QIP rider	—	—	5	—	—	5
Other	(1)	—	(1)	—	—	(2)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(2)	—	—	—	—	(2)
Other cost recovery mechanisms(e)	—	—	—	—	—	—
Total natural gas revenue change	$(4)	$—	$4	$—	$—	$—
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$—	$—	$—	$—	$—	$—
Cost recovery mechanisms – offset in natural gas revenue(d)	2	—	—	—	—	2
Total natural gas purchased for resale change	$2	$—	$—	$—	$—	$2
Net change in natural gas margins	$(2)	$—	$4	$—	$—	$2

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(6)	$—	$—	$—	$—	$(6)
Base rates (estimate)(c)	(18)	4	—	36	—	22
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(24)	—	—	—	—	(24)
MEEIA 2013 and MEEIA 2016 performance incentives	(20)	—	—	—	—	(20)
Off-system sales	(1)	—	—	—	—	(1)
Energy-efficiency program investments	—	6	—	—	—	6
Other	(4)	(1)	—	—	—	(5)
Cost recovery mechanisms – offset in fuel and purchased power(d)	(1)	(12)	—	—	—	(13)
Other cost recovery mechanisms(e)	(1)	(1)	—	—	—	(2)
Total electric revenue change	$(75)	$(4)	$—	$36	$—	$(43)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$9	$—	$—	$—	$—	$9
Effect of weather (estimate)(b)	4	—	—	—	—	4
Effect of lower net energy costs included in base rates	29	—	—	—	—	29
Transmission services charges	(3)	—	—	—	—	(3)
Other	(2)	2	—	—	—	—
Cost recovery mechanisms – offset in electric revenue(d)	1	12	—	—	—	13
Total fuel and purchased power change	$38	$14	$—	$—	$—	$52
Net change in electric margins	$(37)	$10	$—	$36	$—	$9
Natural gas revenue change:
Effect of weather (estimate)(b)	$(1)	$—	$—	$—	$—	$(1)
Change in rate design	3	—	—	—	—	3
QIP rider	—	—	10	—	—	10
Other	—	—	(2)	—	—	(2)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(11)	—	(45)	—	—	(56)
Other cost recovery mechanisms(e)	—	—	(8)	—	—	(8)
Total natural gas revenue change	$(9)	$—	$(45)	$—	$—	$(54)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$—	$—	$—	$—	$—	$—
Cost recovery mechanisms – offset in natural gas revenue(d)	11	—	45	—	—	56
Total natural gas purchased for resale change	$11	$—	$45	$—	$—	$56
Net change in natural gas margins	$2	$—	$—	$—	$—	$2
(a)Includes an increase in transmission margins of $21 million and $25 million at Ameren Illinois for the three and six months ended June 30, 2020, compared with the year-ago periods.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $12 million for the recovery of lost electric margins for the three and six months ended June 30, 2020, compared with the year-ago periods, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
(d)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins.
(e)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $29 million, or 3%, for the three months ended June 30, 2020, compared with the year-ago period, primarily because of increased margins at Ameren Transmission. Ameren’s electric margins increased $9 million, or less than 1%, for the six months ended June 30, 2020, compared with the year-ago period, primarily because of increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, partially offset by decreased margins at Ameren Missouri, as discussed below.
Ameren’s natural gas margins were comparable between periods, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $27 million, or 25%, and $36 million, or 16%, for the three and six months ended June 30, 2020, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 13% increase in rate base used to calculate the revenue requirement, and the result of a May 2020 FERC order, which increased the ROE related to the November 2013 complaint case, compared with the ROE set by a November 2019 FERC order, and dismissed the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri’s electric margins increased $4 million, or 1%, and decreased $37 million, or 3%, for the three and six months ended June 30, 2020, respectively, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•Excluding the estimated effects of weather and the MEEIA 2016 and 2019 customer energy-efficiency programs, electric revenues decreased an estimated $25 million and $24 million, respectively. The decrease was primarily due to a decrease in sales volumes (-$17 million and -$18 million, respectively), which were unfavorably affected by the COVID-19 pandemic, and a decrease in the average retail price per kilowatthour due to changes in customer usage patterns and shifts in commercial and industrial usage between rate classes (-$8 million and -$6 million, respectively). While the MEEIA 2016 and 2019 customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
•The absence of revenues associated with MEEIA 2013 and 2016 performance incentives in 2020, which were recognized in the first quarter of 2019, decreased revenues $20 million for the six months ended June 30, 2020. See Note 2 – Rate and Regulatory Matters under Part I, Item 1 of this report for information regarding the MEEIA 2013 and MEEIA 2016 performance incentives.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•Summer temperatures were warmer as cooling degree days increased 5% and spring temperatures were colder as heating degree days increased 48% for the three months ended June 30, 2020. The aggregate effect of weather increased margins an estimated $17 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$21 million) and the effect of weather (estimate) on fuel and purchased power (-$4 million) in the table above.
•Lower net energy costs included in base rates partially offset by lower electric base rates as a result of the March 2020 electric rate order (effective April 1st) increased margins $11 million for the three months ended June 30, 2020. The change in electric base rates is the sum of the change in base rates (estimate) (-$18 million) and the effect of lower net energy costs included in base rates (+$29 million) in the table above.
•Net energy costs increased margins $6 million and $8 million, respectively, as a result of decreased sales volumes, which were reduced by the COVID-19 pandemic. The change in net energy costs is the sum of the effect of revenue change in off-system sales (+$21 million and -$1 million, respectively), and the effect of the change in energy costs (-$15 million and $9 million, respectively) in the table above.
Ameren Missouri’s natural gas margins were comparable between periods.
Ameren Illinois
Ameren Illinois’ electric margins increased $18 million, or 5%, and $35 million, or 5%, for the three and six months ended June 30, 2020, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Transmission in both periods and increased margins at Ameren Illinois Electric Distribution in the six months ended June 30, 2020. Ameren Illinois Natural Gas’ margins increased $4 million, or 4%, for the three months ended June 30, 2020, compared with the year-ago period. Ameren Illinois Natural Gas’ margins were comparable between the six months ended June 30, 2020 and 2019.

Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $3 million, or 1%, and increased $10 million, or 2%, for the three and six months ended June 30, 2020, respectively, compared with the year-ago periods.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•Margins increased due to higher recoverable non-purchased power expenses (+$9 million) and increased capital investment (+$5 million), as evidenced by a 7% increase in rate base, partially offset by a lower recognized ROE (-$10 million), as evidenced by a decrease of 118 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds under formula ratemaking for the six months ended June 30, 2020. The sum of these changes collectively increased margins $4 million for the six months ended June 30, 2020.
•Revenues increased $3 million and $6 million, respectively, due to increased energy-efficiency program investments under formula ratemaking.
Ameren Illinois Electric Distribution’s margins decreased for the three months ended June 30, 2020, compared with the year-ago period due to lower recoverable non-purchased power expenses (-$5 million) and a lower recognized ROE (-$4 million), partially offset by increased capital investment (+$2 million) under performance-based formula ratemaking. The sum of these changes collectively decreased margins $7 million.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $4 million, or 4%, for the three months ended June 30, 2020, compared with the year-ago period. Revenues increased from QIP recoveries due to additional investment in qualified natural gas infrastructure. Ameren Illinois Natural Gas’ margins were comparable between the six months ended June 30, 2020 and 2019.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $21 million, or 32%, and $25 million, or 18%, for the three and six months ended June 30, 2020, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 19% increase in rate base used to calculate the revenue requirement, and the result of a May 2020 FERC order, which increased the ROE related to the November 2013 complaint case, compared with the ROE set by a November 2019 FERC order, and dismissed the February 2015 complaint case. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Decrease of $66 Million (QTD YoY)	Overall Ameren Decrease of $45 Million (YTD YoY)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$384
$15
$52
$118
$202
$450
$14
$59
$126
$254
$822
$29
$109
$248
$441
$867
$29
$118
$245
$478
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes other/intersegment eliminations of $(3) million and $(3) million in the three months ended June 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $(5) million and $(3) million in the six months ended June 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $66 million and $45 million in the three and six months ended June 30, 2020, respectively, compared with the year-ago periods, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $52 million and $37 million in the three and six months ended June 30, 2020, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and six months ended June 30, 2020, compared with the year-ago periods (except where a specific period is referenced):
•Callaway Energy Center refueling operations and maintenance costs decreased $25 million and $32 million, respectively, primarily because of the refueling and maintenance outage that was completed in May 2019. The 2019 outage costs were expensed as incurred. Costs for the current year’s fall refueling and maintenance outage are deferred as a regulatory asset pursuant to the February 2020 MoPSC order.
•Non-Callaway Energy Center maintenance costs decreased $13 million and $15 million, respectively, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods.
•The cash surrender value of company-owned life insurance increased $6 million in the three months ended June 30, 2020, because of increased favorable market returns in the current-year period compared with the year-ago period.
•Transmission and distribution expenditures decreased $6 million and $5 million, respectively, primarily due to storms in the second quarter of 2019.
•Amortization of solar rebate costs decreased $4 million in both periods as a result of the March 2020 MoPSC electric rate order.

The following items partially offset the above decreases in other operations and maintenance expenses in the three and six months ended June 30, 2020, compared with the year-ago periods (except where a specific period is referenced):
•The cash surrender value of company-owned life insurance decreased $9 million in the six months ended June 30, 2020, because of favorable market returns in the year-ago period.
•Customer energy-efficiency program costs increased $5 million in the three months ended June 30, 2020, because of lower participation in the MEEIA 2019 programs in the second quarter of 2019 as programs had just begun.
•Technology-related expenditures increased $5 million in the six months ended June 30, 2020, primarily due to costs associated with the implementation of cloud computing technology.
Ameren Illinois
Other operations and maintenance expenses decreased $14 million and $6 million in the three and six months ended June 30, 2020, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $8 million in the three months ended June 30, 2020, compared with the year-ago period, primarily due to a $3 million increase in the cash surrender value of company-owned life insurance, resulting from increased favorable market returns in the current-year period compared with the year-ago period, and a $2 million decrease in labor and benefit costs, primarily due to lower medical costs. Additionally, meter reading costs decreased by $2 million due to increased automated meter deployment. Other operations and maintenance expenses increased $3 million in the six months ended June 30, 2020, compared with the year-ago period, primarily due to a $4 million decrease in the cash surrender value of company-owned life insurance because of favorable market returns in the year-ago period and a $4 million increase in amortization of regulatory assets associated with energy-efficiency program investments under performance-based formula ratemaking. These increases were partially offset by a $3 million decrease in meter reading costs and a $2 million decrease in injury claims.
Ameren Illinois Natural Gas
Other operations and maintenance expenses decreased $7 million in the three months ended June 30, 2020, compared with the year-ago period, primarily due to a $2 million increase in the cash surrender value of company-owned life insurance because of increased favorable market returns in the current-year period compared with the year-ago period, and insignificant decreases in various other operations and maintenance expenses, including reductions in medical benefit costs, meter reading costs, and energy-efficiency rider costs. Other operations and maintenance expenses decreased $9 million in the six months ended June 30, 2020, compared with the year-ago period, primarily due to a $5 million reduction in energy-efficiency and environmental remediation rider costs and a $3 million reduction in meter reading costs due to increased automated meter deployment.

Depreciation and Amortization Expenses

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Increase of $22 Million (QTD YoY)	Overall Ameren Increase of $29 Million (YTD YoY)

$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$271
$23
$20
$71
$155
$249
$21
$19
$68
$139
$526
$47
$41
$142
$294
$497
$41
$39
$136
$279
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes other/intersegment eliminations of $2 million and $2 million in the three months ended June 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $2 million and $2 million in the six months ended June 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $22 million, $16 million, and $6 million in the three months ended June 30, 2020, and $29 million, $15 million, and $12 million in the six months ended June 30, 2020 compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses include a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA. As a result of the March 2020 MoPSC electric rate order, the deferral to a regulatory asset of depreciation and amortization expenses related to PISA-eligible assets placed in-service through December 31, 2019, ceased as of April 1, 2020, as the associated depreciation and amortization expenses were then reflected in customer rates. The PISA deferral of depreciation and amortization expenses was $1 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $14 million and $7 million for the six months ended June 30, 2020 and 2019, respectively.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Increase of $1 Million (QTD YoY)	Overall Ameren Change of $— Million (YTD YoY)

$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$119
$13
$19
$83
$118
$13
$19
$83
$244
$35
$38
$162
$244
$37
$39
$160
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes $2 million, $1 million, $4 million, and $2 million at Ameren Transmission in the three months ended June 30, 2020, the three months ended June 30, 2019, the six months ended June 30, 2020, and the six months ended June 30, 2019, respectively, and other/intersegment eliminations of $2 million, $2 million, $5 million, and $6 million, in the three months ended June 30, 2020, the three months ended June 30, 2019, the six months ended June 30, 2020, and the six months ended June 30, 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes were comparable between periods at Ameren, Ameren Missouri, Ameren Illinois, and their respective segments.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
	Overall Ameren Increase of $12 Million (QTD YoY)	Overall Ameren Increase of $4 Million (YTD YoY)

$80
$70
$60
$50
$40
$30
$20
$10
$0
$ (Millions)
$48
$6
$3
$5
$9
$25
$36
$4
$3
$3
$10
$16
$69
$12
$5
$7
$16
$29
$65
$11
$4
$6
$16
$28
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $12 million in the three months ended June 30, 2020, compared with the year-ago period, primarily due to a $9 million increase in the non-service cost components of net periodic benefit income at Ameren Missouri, partially due to changes in the base level of pension and postretirement costs as a result of the March 2020 MoPSC electric rate order. Other income, net, increased $4 million in the six months ended June 30, 2020, compared with the year-ago period. An increase of $10 million in the non-service cost components of net periodic benefit income at Ameren Missouri was partially offset by a $7 million increase in donations, primarily due to charitable donations made pursuant to the March 2020 MoPSC electric rate order. Additionally, other income, net, increased due to insignificant activity across the other Ameren segments. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the Ameren Missouri 2019 electric service regulatory rate review.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information.

Interest Charges

Total by Segment	Increase (Decrease) by Segment
	Overall Ameren Increase of $11 Million (QTD YoY)	Overall Ameren Increase of $7 Million (YTD YoY)

$ (Millions)
$200
$150
$100
$50
$0
$108
$12
$18
$10
$18
$50
$97
$7
$19
$9
$17
$45
$201
$16
$39
$20
$36
$90
$194
$10
$38
$19
$35
$92
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $11 million and $7 million in the three and six months ended June 30, 2020, respectively, compared with the year-ago periods. Interest charges at Ameren and Ameren Missouri include a deferral to a regulatory asset of interest charges pursuant to the PISA. As a result of the March 2020 MoPSC electric rate order, the deferral to a regulatory asset of amounts related to PISA-eligible assets placed in-service through December 31, 2019, ceased as of April 1, 2020, as the return on those PISA assets was then reflected in customer rates. The PISA deferral of interest charges was less than $1 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $9 million and $5 million for the six months ended June 30, 2020 and 2019, respectively. The increase in interest charges in the three months ended June 30, 2020, was primarily due to a long-term debt issuance at Ameren (parent) in April 2020 and the lower PISA deferral at Ameren Missouri. The increase in interest charges in the six months ended June 30, 2020, was primarily due to increased interest charges at Ameren (parent), resulting from its April 2020 long-term debt issuance.

Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2020 and 2019:

	Three Months(a)		Six Months(a)
	2020	2019	2020	2019
Ameren	17%	18%	15%	15%
Ameren Missouri	7%	12%	7%	12%
Ameren Illinois	26%	23%	25%	24%
Ameren Illinois Electric Distribution	25%	21%	24%	22%
Ameren Illinois Natural Gas	29%	22%	26%	25%
Ameren Illinois Transmission	27%	26%	26%	25%
Ameren Transmission	27%	27%	27%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2020 and 2019.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.

The effective income tax rate was higher at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas in the three months ended June 30, 2020, compared with the year-ago period, primarily because of lower amortization of excess deferred taxes and lower tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction. The effective income tax rate was higher at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas in the six months ended June 30, 2020, compared with the year-ago period, primarily because of lower amortization of excess deferred taxes.
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
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2020, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, the Ameren Companies had net available liquidity of $2.2 billion at June 30, 2020. As a result of capital market volatility due, in part, to the COVID-19 pandemic, and to increase net available liquidity, Ameren (parent) accelerated a debt issuance to April 2020, which had been planned for later in 2020. Additionally, Ameren expects to receive between $540 million and $550 million upon settlement of the forward sale agreement, which can be settled at Ameren’s discretion on or prior to March 31, 2021. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by Financing Activities
	2020	2019	Variance	2020	2019	Variance	2020	2019	Variance
Ameren	$694	$879	$(185)	$(1,315)	$(1,154)	$(161)	$608	$290	$318
Ameren Missouri	292	361	(69)	(604)	(521)	(83)	284	165	119
Ameren Illinois	340	452	(112)	(659)	(558)	(101)	336	125	211
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by changes in customer demand due to weather, significantly affects the amount and timing of our cash provided by operating activities.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. For information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report. In addition, see Results of Operations above for more information on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement.

Ameren
Ameren’s cash provided by operating activities decreased $185 million in the first six months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•A $156 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances, which was affected by an increase in amounts that were 30 days or greater past due or that were a part of a deferred payment arrangement, and a decrease in sales volumes at Ameren Missouri, partially offset by decreased fuel and purchased power costs at Ameren Missouri, decreased purchased power costs and volumes and natural gas costs at Ameren Illinois, and a net increase attributable to regulatory recovery mechanisms.
•A $32 million decrease, primarily resulting from increased coal inventory levels as less coal was purchased in 2019 due to delivery disruptions that occurred from flooding.
•A $21 million increase in payments to settle ARO liabilities, primarily related to Ameren Missouri’s CCR storage facilities.
•A net $20 million decrease in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to the FEJA.
•A $14 million increase in property tax payments at Ameren Missouri due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $27 million decrease in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center. There was no refueling and maintenance outage in the first half of 2020.
•A $17 million decrease in non-Callaway Energy Center maintenance costs at Ameren Missouri, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, the deferral of projects to future periods, and lower storm costs.
•A $12 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. The deferred amounts will be paid over two years beginning in 2021.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $69 million in the first six months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•An $89 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances and a decrease in sales volumes, partially offset by decreased fuel and purchased power costs and a net increase attributable to regulatory recovery mechanisms.
•A $32 million decrease, primarily resulting from increased coal inventory levels as less coal was purchased in 2019 due to delivery disruptions that occurred from flooding in 2019.
•A $21 million increase in payments to settle ARO liabilities, primarily related to CCR storage facilities.
•A net $14 million decrease in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas and changes in contracted commodity volumes.
•A $14 million increase in property tax payments due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $57 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2020.
•A $27 million decrease in payments for nuclear refueling and maintenance outages at the Callaway Energy Center. There was no refueling and maintenance outage in the first half of 2020.
•A $17 million decrease in non-Callaway Energy Center maintenance costs, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, the deferral of projects to future periods, and lower storm costs.
•A $6 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. The deferred amounts will be paid over two years beginning in 2021.

Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $112 million in the first six months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•A $67 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased purchased power costs and volumes and natural gas costs.
•A $31 million increase in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing.
•A net $6 million decrease in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from renewable energy contracts entered into pursuant to the FEJA.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $5 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. The deferred amounts will be paid over two years beginning in 2021.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $161 million in the first six months of 2020, compared with the year-ago period, primarily as a result of a $103 million increase in capital expenditures. Partially offsetting capital expenditure increases at Ameren Missouri and Ameren Illinois discussed below, Ameren’s capital expenditures decreased due to a $25 million decrease at ATXI. ATXI’s capital expenditures decreased as a result of decreased expenditures on the Mark Twain project compared to the year-ago period. Cash used in investing activities also increased $31 million due to the timing of nuclear fuel expenditures and $31 million due to net investment activity in the nuclear decommissioning trust fund at Ameren Missouri in the first six months of 2020, compared with the year-ago period.
Ameren Missouri’s cash used in investing activities increased $83 million in the first six months of 2020, compared with the year-ago period, primarily as a result of a $31 million increase due to the timing of nuclear fuel expenditures and a $31 million net increase in investment activity in the nuclear decommissioning trust fund. Ameren Missouri also had a $21 million increase in capital expenditures compared with the year-ago period, primarily related to electric delivery infrastructure upgrades and electric transmission system reliability projects.
Ameren Illinois’ cash used in investing activities increased $101 million in the first six months of 2020, compared with the year-ago period, primarily due to a $105 million increase in capital expenditures primarily related to electric transmission system reliability projects and upgrades to electric delivery and natural gas infrastructure.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $318 million during the first six months of 2020, compared with the year-ago period. During the first six months of 2020, Ameren utilized proceeds from the issuance of $1,263 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million, and to fund, in part, investing activities. During the first six months of 2020, Ameren repaid net short-term debt of $320 million. In comparison, during the first six months of 2019, Ameren utilized proceeds of $851 million from a long-term debt issuance and net commercial paper issuances to repay $329 million of higher-cost long-term debt and to fund, in part, investing activities. During the first six months of 2020, Ameren paid common stock dividends of $244 million, compared with $233 million in dividend payments in the year-ago period.
Ameren Missouri’s cash provided by financing activities increased $119 million during the first six months of 2020, compared with the year-ago period. During the first six months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. During the first six months of 2020, Ameren Missouri repaid net short-term debt of $155 million, borrowed $65 million from the money pool, and used cash provided by financing activities to fund, in part, investing activities. In comparison, during the first six months of 2019, Ameren Missouri utilized net proceeds from the issuance of $450 million in long-term debt to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $329 million, and net commercial paper issuances of $150 million to fund, in part, investing activities. During the first six months of 2020, Ameren Missouri did not pay common stock dividends, compared with $100 million in dividend payments in the year-ago period.

Ameren Illinois’ cash provided by financing activities increased $211 million during the first six months of 2020, compared with the year-ago period. During the first six months of 2020, Ameren Illinois received $350 million in capital contributions from Ameren (parent), repaid net short-term debt of $12 million, and used cash provided by financing activities to fund, in part, investing activities. In comparison, during the first six months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $127 million to fund, in part, investing activities.
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
The following table presents Ameren’s consolidated liquidity as of June 30, 2020:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren Missouri commercial paper outstanding	79
Less: Ameren Missouri letters of credit	3
Missouri Credit Agreement – subtotal	1,118
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren Illinois commercial paper outstanding	41
Less: Ameren Illinois letters of credit	2
Illinois Credit Agreement – subtotal	1,057
Subtotal	$2,175
Add: Cash and cash equivalents	8
Net Available Liquidity	$2,183
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2020, Ameren (parent), Ameren Missouri, and Ameren Illinois each borrowed under the Credit Agreements and issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance. As a result of volatility in the capital markets, the Ameren Companies borrowed under the Credit Agreements in certain instances in the first quarter of 2020 rather than issuing commercial paper.
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

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the six months ended June 30, 2020 and 2019:

	Month Issued, Redeemed, or Matured	2020		2019
Issuances of Long-term Debt
Ameren:
3.50% Senior unsecured notes due 2031	April	$798		$—
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	$465		$—
3.50% First mortgage bonds due 2029	March	—		450
Total Ameren long-term debt issuances		$1,263		$450
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$27	(a) (b)	$37	(a) (b)
Total common stock issuances		$27		$37
Total Ameren long-term debt and common stock issuances		$1,290		$487
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$85		$—
6.70% Senior secured notes due 2019	February	—		329
Total Ameren long-term debt redemptions and maturities		$85		$329
(a)Ameren issued a total of 0.4 million and 0.5 million shares of common stock under its DRPlus and 401(k) plan in the six months ended June 30, 2020 and 2019, respectively.
(b)Excludes 0.5 million and 0.8 million shares of common stock valued at $38 million and $54 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2020 and 2019, respectively.
See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreement relating to 7.5 million shares of common stock, and Ameren (parent)’s capital contributions to Ameren Illinois.
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
At June 30, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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

See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2020, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2020 and 2019:

	Six Months
	2020	2019
Ameren	$244	$233
Ameren Missouri	—	100
ATXI	—	15
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 10 – Retirement Benefits under Part II, Item 8, of the Form 10-K for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At June 30, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, variable interest entities, letters of credit, and Ameren (parent) guarantee arrangements on behalf of its subsidiaries. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities. See Note 5 – Long-Term Debt and Equity under Part II, Item 8, of the Form 10-K for further detail concerning the forward sale agreement relating to common stock.
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at June 30, 2020. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2020, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $170 million, $144 million, and $26 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2020, if market prices were 15% higher or lower than June 30, 2020 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2020 and beyond. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to monitor the impacts the pandemic is having on our businesses, including but not limited to potential impacts on our liquidity and financing plans; demand for residential, commercial, and industrial electric and natural gas services; extended deferred payment arrangements and additional financial assistance programs for customers; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy efficiency programs; and pension valuations. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Operations
•In the first six months of 2020, we have experienced a net decrease in our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things. Further, our customers' payment for services has been adversely affected by the COVID-19 pandemic, which has led to an increase in our accounts receivable balances that are past due or that are a part of a deferred payment arrangement. Because of Ameren Illinois' and ATXI's regulatory frameworks, revenues are largely decoupled from changes in sales volumes. Additionally, bad debt write-offs, net of any subsequent recoveries, at Ameren Illinois' electric distribution and natural gas distribution businesses are recoverable through regulatory mechanisms. In 2020, Ameren Illinois' electric bad debt rider provides for the recovery of bad debt expense. However, earnings at Ameren Missouri are exposed to sales volume changes and increases in bad debt expense, which could result in higher bad debt write-offs. See the Results of Operations section above for additional information on our accounts receivable balances and changes in Ameren Missouri's sales volumes in 2020, compared to 2019. Additionally, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information on our reinstatement of customer disconnection and late fee charges for non-payment, as well as a June 2020 ICC order in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and a return at the applicable WACC on investments in certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense and a return at the applicable WACC for investments in renewable generation plant placed in service and not recovered under the PISA. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Both the rate increase limitation and the PISA are effective through December 2023, unless Ameren Missouri requests and the MoPSC approves an extension through December 2028.
•In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 included in the five-year range above are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028. As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar-plus-storage facilities. In June 2020, Ameren Missouri withdrew its application for the certificates of convenience and necessity following intervenor feedback. Ameren Missouri is evaluating new solar generation facilities as a part of its integrated resource plan, which is expected to be filed in September 2020. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The initial plan included a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a rate-adjustment mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021 and $70 million in 2022. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement establishing performance incentives for the 2022 program year. The order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri will recognize revenues of $6 million in the third quarter of 2020. If the target goals are achieved for 2020, 2021, and 2022, additional revenues of $10 million, $13 million, and $11 million would be recognized in 2021, 2022, and 2023, respectively. Incremental additional revenues of $3 million, $3 million, and $1 million may be earned for 2020, 2021, and 2022, respectively, and would be recognized in the respective following year if Ameren Missouri exceeds its targeted energy savings goals. Ameren Missouri’s ability to achieve and/or exceed targeted energy savings goals could be affected by the COVID-19 pandemic. Ameren Missouri recognized $28 million, $11 million, and $37 million in revenues related to MEEIA performance incentives in 2016, 2018, and 2019, respectively.
•In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, resulting in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.52% ROE, the revenue requirements included in 2020 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $313 million and $192 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $16 million and $15 million, respectively, from the revenue requirements reflected in 2019 rates, primarily due to expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2020, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2020 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•In May 2020, the FERC issued an order in a complaint case filed in November 2013, which set the allowed base ROE for MISO transmission owners, including Ameren Illinois and ATXI, at 10.02%, superseding the 9.88% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. As a result of this order, Ameren and Ameren Illinois expect to pay total refunds of approximately $28 million and $16 million. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new ROE methodology established by the May 2020 order. In July 2020, Ameren Missouri,

Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal. The allowed ROE may also be affected by the FERC’s Notice of Inquiry regarding its allowed base ROE policy issued in 2019, or the FERC’s Notice of Proposed Rulemaking on its transmission incentives policy issued in March 2020. A 50 basis point change in the FERC-allowed base ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $10 million and $6 million, respectively, based on each company’s 2020 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Unless extended, the formula ratemaking framework expires at the end of 2022. If not extended, Ameren Illinois would then be required to establish future rates through a traditional regulatory rate review with the ICC. The decoupling provisions extend beyond the end of the formula ratemaking by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
•In 2019, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2020 electric distribution service revenues will be based on its 2020 actual recoverable costs, 2020 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework. As of June 30, 2020, Ameren Illinois expects its 2020 year-end rate base to be $3.4 billion. The 2020 revenue requirement reconciliation will be collected from, or refunded to, customers in 2022. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2020 projected year-end rate base. Ameren Illinois’ allowed ROE for the first half of 2020 and 2019 was based on an expected annual average of the monthly yields of the 30-year United States Treasury bonds of 1.6% and 2.8%, respectively.
•In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update to reduce its rates by $45 million with the ICC. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021. These rates will affect Ameren Illinois' cash receipts during 2021, but will not affect electric distribution service revenues, which will be based on 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•In July 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $96 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
•Ameren Illinois earns a return at the applicable WACC on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals, which may be affected by the COVID-19 pandemic. Pursuant to the FEJA, Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2024, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework.
•In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses associated with the fall 2020 refueling and maintenance outage are being deferred, as incurred, as a regulatory asset, and will be amortized after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Ameren Missouri expects to incur approximately $40 million in maintenance expenses related to the fall 2020 outage. During a scheduled outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. Prior to 2020, maintenance expenses for refueling and maintenance outages were expensed as incurred.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of COVID-19, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economywide CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. See the Results of Operations section above for additional information on our accounts receivable balances. Further, our liquidity and our capital expenditure plans could be adversely affected by other impacts resulting from the COVID-19 pandemic, including but not limited to potential impacts on our ability to access the capital markets on reasonable terms and when needed, Ameren Missouri’s expected wind generation acquisitions, and the timing of tax payments and the utilization of tax credits. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets, Ameren Missouri’s expected wind generation acquisitions, and the timing of tax payments and the utilization of tax credits, see below.
•Ameren Missouri’s 2017 IRP targets cleaner and more diverse sources of energy generation, including solar, wind, natural gas, hydro, and nuclear power. It also includes expanding renewable sources by adding 700 megawatts of wind generation by the end of 2020 in Missouri and adding 100 megawatts of solar generation by 2027. These new renewable energy sources would support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also provides for the expected implementation of continued customer energy-efficiency programs. Ameren Missouri’s plan for the addition of renewable resources could be affected by, among other factors: Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required project approvals; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind and solar generation technologies; energy prices; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. Ameren Missouri expects to file its next integrated resource plan in September 2020. Ameren Missouri will seek stakeholder feedback and assess different scenarios to meet future energy needs, which will be used to create an updated plan for its current generation portfolio and ongoing transition to cleaner sources of energy.
•In connection with the 2017 IRP filing, Ameren Missouri established a goal of reducing CO2 emissions 80% by 2050 from a 2005 base level. Ameren Missouri is also targeting a 35% CO2 emission reduction by 2030 and a 50% reduction by 2040 from the 2005 level. In order to meet these goals, among other things, Ameren Missouri expects to retire its coal-fired generation at the end of each energy center’s useful life. As indicated in the 2017 IRP, the Meramec, Sioux, Labadie, and Rush Island energy centers are expected to be retired in 2022, 2033, 2042, and 2045, respectively. The next integrated resource plan is expected to be filed in September 2020.
•Consistent with its 2017 IRP filing, Ameren Missouri entered into build-transfer agreements to acquire, after construction, an up-to 300-megawatt wind generation facility and an up-to 400-megawatt wind generation facility in 2019 and 2018, respectively. Delays to the original construction schedule have occurred in 2020 as a result of changes in supply and construction activities. Ameren Missouri and the developers continue to monitor the impact to each project schedule. Ameren Missouri and the developers continue to monitor the impact to each project schedule. Ameren Missouri expects the up-to 400-megawatt project and a majority of the up-to 300 megawatt project to be placed in-service by the end of 2020. However, at this time, due to manufacturing, shipping, and other supply chain issues, and based on an updated schedule from the developer, Ameren Missouri expects a portion of the up-to 300-megawatt project, representing approximately $100 million of investment, to be placed in-service in the first quarter of 2021. See discussion below related to production tax credits.
•Through 2024, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $16.6 billion (Ameren Missouri – up to $8.4 billion; Ameren Illinois – up to $8.0 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2020 through 2024. Ameren’s and Ameren Missouri’s estimates exclude any capital expenditures related to pollution control equipment that may be required as a result of the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, could result in significant increases in capital expenditures and operating costs. Certain of these regulations are being challenged through litigation, or reviewed or recommended for repeal by the EPA, or new replacement or alternative regulations are being contemplated, proposed, or adopted by the EPA and state regulators. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the Credit Agreements. Ameren (parent)’s $350 million of senior unsecured notes mature in November 2020, and are expected to be repaid using a portion of the proceeds from Ameren (parent)’s April 2020 issuance of $800 million of senior unsecured notes. The Ameren Companies have no additional maturities of long-term debt until 2022. With the recently completed Ameren Missouri and Ameren (parent) debt issuances and availability under the Credit Agreements, as well as anticipated proceeds from the settlement of the forward sale agreement discussed below, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, including the expected wind generation acquisitions, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity, including as a result of decreased sales and increased customer nonpayment. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement discussed below. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional information.
•As of June 30, 2020, Ameren had $99 million in tax benefits related to federal and state income tax credit carryforwards and $6 million in outstanding income tax refunds. Future expected income tax payments and refunds are based on expected taxable income, available income tax credits, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. In the case of Ameren Missouri and Ameren Illinois, future expected income tax payments and refunds are consistent with the tax allocation agreement between Ameren

(parent) and its subsidiaries. Ameren expects to make income tax payments between $5 million and $75 million in each year from 2020 to 2024, totaling $150 million to $200 million for the five-year period. Ameren Missouri expects to make income tax payments to Ameren (parent) between $20 million and $30 million in 2020. Additionally, Ameren Missouri expects to receive refunds from Ameren (parent) in each year from 2021 to 2024, totaling $60 million to $100 million for the four-year period, primarily due to the expected utilization of federal production tax credits to be generated from its wind generation acquisitions. Ameren Illinois expects to make income tax payments to Ameren (parent) between $20 million and $30 million in 2020 and between $50 million and $90 million in each year from 2021 to 2024, totaling $260 million to $310 million for the five-year period.
•Ameren Missouri expects its wind generation acquisitions to generate federal production tax credits between $65 million and $70 million in each year from 2021 to 2030. Ameren expects to utilize approximately $140 million of these federal production tax credits from 2021 to 2024. In May 2020, the IRS issued guidance that extended the in-service date criteria to December 31, 2021, for qualifying for federal production tax credits. As a result of this extension, Ameren does not anticipate that delays in the completion of the wind generation facilities will affect Ameren’s ability to realize anticipated federal production tax credits.
•The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, deferral of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. Ameren has implemented certain provisions of the act, and is currently evaluating other provisions of the act. As of June 30, 2020, there was no material impact to Ameren’s, Ameren Missouri’s, and Ameren Illinois’ financial statements as a result of the act.
•In 2018, legislation modifying Missouri tax law was enacted to decrease the state’s corporate income tax rate from 6.25% to 4%, effective January 1, 2020. The effect of this tax decrease is reflected in Ameren Missouri’s electric service rates that became effective on April 1, 2020. Ameren and Ameren Missouri do not expect this income tax decrease to have a material impact on net income.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2020, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls over Financial Reporting
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report, include the following:
•Ameren Illinois’ annual electric distribution service formula rate update filed with the ICC in April 2020;
•Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;
•Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in May 2020;
•Ameren Illinois’ QIP reconciliation hearing with the ICC requested in March 2019;
•the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases;
•various parties’ requests for a rehearing of the May 2020 FERC order related to the November 2013 complaint case;
•the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the May 2020 FERC order related to the November 2013 complaint case;
•the March 2019 FERC Notice of Inquiry regarding its allowed base ROE policy;
•the March 2020 FERC Notice of Proposed Rulemaking on its transmission incentives policy;
•litigation against Ameren Missouri with respect to NSR and the Clean Air Act; and
•remediation matters associated with former MGP sites of Ameren Illinois.
ITEM 1A. RISK FACTORS.
The Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
Our results of operations, financial position, and liquidity have been and are expected to continue to be adversely affected by the international public health emergency associated with the COVID-19 pandemic.
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first six months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. It may also affect Ameren Missouri’s ability to recover any lost revenues or incremental costs. As a result of the COVID-19 pandemic, measures have been taken by local, state, and federal governments, such as travel bans, quarantines, and shelter-in place orders. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with individuals allowed to leave their homes and nonessential businesses allowed to begin reopening. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders. As a result of the COVID-19 pandemic, economic activity has been disrupted in the service territories of Ameren Missouri and Ameren Illinois. It has also caused disruptions in the capital markets, which could adversely affect our ability to access these markets on reasonable terms and when needed. These disruptions could continue for a prolonged period of time or become more severe.
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
As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience changes to our sales volumes. In the three and six months ended June 30, 2020, compared to the same periods in 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. While the impacts of the COVID-19 pandemic are difficult to predict, Ameren Missouri expects the net reduction in sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, to continue in the July through December 2020 period, compared to the same period in 2019. The COVID-19 pandemic may continue to affect Ameren Missouri’s total electric sales volumes and sales volumes by customer class beyond 2020. Assuming a ratable change in Ameren Missouri's electric sales volumes by month, a 1% change for the calendar year 2020 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates. Pursuant to the PISA, Ameren Missouri’s electric rates are limited to a 2.85% compound annual growth rate cap. Continued long-term declines in sales volumes, along with increased capital investments and operating costs, could result in Ameren Missouri’s inability to recover amounts exceeding the rate cap. Ameren Illinois also experienced decreases in electric and natural gas sales volumes in the three and six months ended June 30, 2020. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and, with respect to large nonresidential natural gas customers, at Ameren Illinois, are exposed to such changes.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. Ameren Missouri resumed charging late fees to commercial and industrial customers and disconnecting those customers for nonpayment in mid-July 2020, while it resumed those activities for residential customers in early August 2020, following the suspension of both disconnections and late fees for all customers in mid-March 2020. Ameren Illinois expects to resume disconnecting commercial and industrial customers and residential customers for nonpayment in mid-August 2020 and early September 2020, respectively, while it resumed charging late fees to all customers in late July 2020, following the suspension of both disconnections and late fees for all customers in mid-March 2020. However, future regulatory or legislative action could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time. As of June 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 19%, and 33%, or $132 million, $42 million, and $90 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ "Accounts receivable – trade" before allowance for doubtful accounts, respectively. As of June 30, 2019, these percentages were 17%, 11%, and 25%, or $83 million, $24 million, and $59 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Illinois' electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. In 2020, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense. However, Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense, which could result in higher bad debt write-offs. If Ameren Missouri seeks recovery of certain COVID-19 pandemic related costs, it could be unsuccessful in obtaining regulatory approval to recover them, which may adversely affect Ameren and Ameren Missouri’s results of operations.
In addition, suppliers and contractors may not perform as provided under their contracts. This could cause delays in construction projects, including additional delays related to Ameren Missouri’s expected acquisition of two wind generation facilities, or the performance of necessary maintenance to our electric and natural gas infrastructure, which could lead to failures of equipment that can result in unanticipated liabilities or unplanned outages. Delays in our construction projects could also result in reduced planned capital expenditures and decreased rate base growth.
Also, our businesses depend on skilled professional and technical employees. Our operations could be adversely affected if a large portion of our employees contracted COVID-19 or became quarantined at the same time. This could lead to facility shutdowns and disruptions in the delivery of electricity and natural gas to our customers. In addition, remote working arrangements increase our data security risks, including loss of data related to sensitive customer, employee, financial, and operating system information, through insider or outsider actions.
Ameren cannot predict the extent or duration of the COVID-19 pandemic or its effects on the global, national, or local economy, the capital markets, or its customers, suppliers, business continuity plans, results of operations, financial position, liquidity, planned rate base growth, or sales volumes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2020, to June 30, 2020.

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
Date: August 7, 2020