Form 10-Q
period 2020-09-30
AMEREN CORP; UNION ELECTRIC CO; Ameren Illinois Co
filed 2020-11-05
CIK 1002910, 100826, 18654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2020

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 30, 2020, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	247,206,978
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
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
2020 IRP – Integrated Resource Plan, a long-term nonbinding plan that Ameren Missouri filed with the MoPSC in September 2020, which includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability and achieving a goal of net-zero CO2 emissions by 2050.
COVID-19 pandemic – The global pandemic resulting from the outbreak of the 2019 novel coronavirus, which causes coronavirus disease 2019 (COVID-19).
Customer demand charges – Revenues from nonresidential customers based on their peak demand during a specified time interval.
Deferred payment arrangement – A payment option that allows certain Ameren Missouri and Ameren Illinois retail customers to pay a utility bill balance over a period of time, generally over a period of up to 12 months. On a temporary basis through January 31, 2021, Ameren Illinois' residential retail customers may elect to pay a utility bill balance over a period of up to 24 months.
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
QTD – Three months ended September 30.
YTD – Nine months ended September 30.
YoY – Compared with the year-ago period.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from potential future orders and the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the May 2020 FERC order determining the allowed base ROE under the MISO tariff, the Notice of Inquiry issued by the FERC in March 2019 regarding its allowed base ROE policy, the Notice of Proposed Rulemaking issued by the FERC in March 2020 regarding its transmission incentives policy, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, requests filed with the MoPSC in October 2020 for accounting authority orders related to Ameren Missouri's electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic, Ameren Illinois’ May 2020 annual electric energy-efficiency formula rate update, Ameren Illinois’ April 2020 annual electric distribution formula rate update filing, and Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in February 2020;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes, customers’ payment for our services and their use of deferred payment arrangements, future regulatory or legislative actions that could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time, the health and welfare of our workforce and contractors, supplier disruptions, delays in the completion of construction projects, which could impact our planned capital expenditures and expected planned rate base growth, Ameren Missouri’s ability to recover any forgone customer late fee revenues or incremental costs, our ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs, increased data security risks as a result of the transition to remote working arrangements for a significant portion of our workforce, and our ability to access the capital markets on reasonable terms and when needed;

•the effect and duration of Ameren Illinois’ election to participate in performance-based formula ratemaking frameworks, which, unless extended, expires at the end of 2022, for its electric distribution service and its participation in electric energy-efficiency programs, including the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;
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
•the effects on energy prices and demand for our services resulting from technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;
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
•Ameren Missouri’s ability to acquire wind, solar, and other renewable energy generation facilities and recover its cost of investment and related return in a timely manner, which is affected by the ability to obtain all necessary project approvals; the ability of developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic; and Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs;

•the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri's ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•advancements in carbon-free generation and storage technologies, and constructive federal and state energy and economic policies with respect to those technologies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$1,489	$1,528	$3,846	$3,928
Natural gas	139	131	620	666
Total operating revenues	1,628	1,659	4,466	4,594
Operating Expenses:
Fuel	141	147	400	409
Purchased power	140	148	383	440
Natural gas purchased for resale	34	31	183	236
Other operations and maintenance	418	434	1,240	1,301
Depreciation and amortization	273	248	799	745
Taxes other than income taxes	128	131	372	375
Total operating expenses	1,134	1,139	3,377	3,506
Operating Income	494	520	1,089	1,088
Other Income, Net	48	34	117	99
Interest Charges	110	96	311	290
Income Before Income Taxes	432	458	895	897
Income Taxes	63	92	134	158
Net Income	369	366	761	739
Less: Net Income Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Ameren Common Shareholders	$367	$364	$756	$734

Net Income	$369	$366	$761	$739
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	1	—	2	1
Comprehensive Income	370	366	763	740
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$368	$364	$758	$735

Earnings per Common Share – Basic	$1.48	$1.48	$3.06	$2.99

Earnings per Common Share – Diluted	$1.47	$1.47	$3.04	$2.97

Weighted-average Common Shares Outstanding – Basic	247.1	245.9	246.8	245.5
Weighted-average Common Shares Outstanding – Diluted	249.2	247.5	248.4	247.0
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6	$16
Accounts receivable – trade (less allowance for doubtful accounts of $44 and $17, respectively)	525	393
Unbilled revenue	221	278
Miscellaneous accounts receivable	71	63
Inventories	557	494
Other current assets	210	187
Total current assets	1,590	1,431
Property, Plant, and Equipment, Net	25,541	24,376
Investments and Other Assets:
Nuclear decommissioning trust fund	904	847
Goodwill	411	411
Regulatory assets	1,078	992
Other assets	993	876
Total investments and other assets	3,386	3,126
TOTAL ASSETS	$30,517	$28,933
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$357	$442
Short-term debt	272	440
Accounts and wages payable	640	874
Taxes accrued	199	37
Customer deposits	109	111
Current regulatory liabilities	96	164
Other current liabilities	432	437
Total current liabilities	2,105	2,505
Long-term Debt, Net	10,172	8,915
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	3,151	2,919
Regulatory liabilities	4,972	4,887
Asset retirement obligations	675	638
Pension and other postretirement benefits	373	401
Other deferred credits and liabilities	438	467
Total deferred credits and other liabilities	9,609	9,312
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 247.2 and 246.2, respectively	2	2
Other paid-in capital, principally premium on common stock	5,733	5,694
Retained earnings	2,769	2,380
Accumulated other comprehensive loss	(15)	(17)
Total Ameren Corporation shareholders’ equity	8,489	8,059
Noncontrolling Interests	142	142
Total equity	8,631	8,201
TOTAL LIABILITIES AND EQUITY	$30,517	$28,933
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$761	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802	745
Amortization of nuclear fuel	68	56
Amortization of debt issuance costs and premium/discounts	16	14
Deferred income taxes and investment tax credits, net	125	144
Allowance for equity funds used during construction	(25)	(20)
Stock-based compensation costs	16	15
Other	14	(11)
Changes in assets and liabilities:
Receivables	(113)	10
Inventories	(61)	(4)
Accounts and wages payable	(190)	(205)
Taxes accrued	154	118
Regulatory assets and liabilities	(55)	147
Assets, other	(66)	(56)
Liabilities, other	(76)	11
Pension and other postretirement benefits	(41)	(35)
Net cash provided by operating activities	1,329	1,668
Cash Flows From Investing Activities:
Capital expenditures	(1,884)	(1,761)
Nuclear fuel expenditures	(61)	(26)
Purchases of securities – nuclear decommissioning trust fund	(169)	(192)
Sales and maturities of securities – nuclear decommissioning trust fund	135	184
Purchase of bonds	—	(207)
Proceeds from sale of remarketed bonds	—	207
Other	(2)	(3)
Net cash used in investing activities	(1,981)	(1,798)
Cash Flows From Financing Activities:
Dividends on common stock	(367)	(350)
Dividends paid to noncontrolling interest holders	(5)	(5)
Short-term debt, net	(168)	(53)
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	1,263	900
Issuances of common stock	37	54
Employee payroll taxes related to stock-based compensation	(20)	(29)
Debt issuance costs	(11)	(10)
Net cash provided by financing activities	644	178
Net change in cash, cash equivalents, and restricted cash	(8)	48
Cash, cash equivalents, and restricted cash at beginning of year	176	107
Cash, cash equivalents, and restricted cash at end of period	$168	$155
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock	$2	$2	$2	$2

Other Paid-in Capital:
Beginning of period	5,716	5,649	5,694	5,627
Shares issued under the DRPlus and 401(k) plan	10	17	37	54
Stock-based compensation activity	7	7	2	(8)
Other paid-in capital, end of period	5,733	5,673	5,733	5,673

Retained Earnings:
Beginning of period	2,525	2,161	2,380	2,024
Net income attributable to Ameren common shareholders	367	364	756	734
Dividends on common stock	(123)	(117)	(367)	(350)
Retained earnings, end of period	2,769	2,408	2,769	2,408

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(16)	(21)	(17)	(22)
Change in deferred retirement benefit costs	1	—	2	1
Deferred retirement benefit costs, end of period	(15)	(21)	(15)	(21)
Total accumulated other comprehensive loss, end of period	(15)	(21)	(15)	(21)
Total Ameren Corporation Shareholders’ Equity	$8,489	$8,062	$8,489	$8,062

Noncontrolling Interests:
Beginning of period	142	142	142	142
Net income attributable to noncontrolling interest holders	2	2	5	5
Dividends paid to noncontrolling interest holders	(2)	(2)	(5)	(5)
Noncontrolling interests, end of period	142	142	142	142
Total Equity	$8,631	$8,204	$8,631	$8,204

Common stock shares outstanding at beginning of period	247.1	245.8	246.2	244.5
Shares issued under the DRPlus and 401(k) plan	0.1	0.2	0.5	0.7
Shares issued for stock-based compensation	—	—	0.5	0.8
Common stock shares outstanding at end of period	247.2	246.0	247.2	246.0

Dividends per common share	$0.4950	$0.4750	$1.4850	$1.4250
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$984	$1,040	$2,386	$2,517
Natural gas	17	19	87	98
Total operating revenues	1,001	1,059	2,473	2,615
Operating Expenses:
Fuel	141	147	400	409
Purchased power	48	49	124	160
Natural gas purchased for resale	5	6	29	41
Other operations and maintenance	221	242	662	720
Depreciation and amortization	154	138	448	417
Taxes other than income taxes	92	96	254	256
Total operating expenses	661	678	1,917	2,003
Operating Income	340	381	556	612
Other Income, Net	26	15	55	43
Interest Charges	50	44	140	136
Income Before Income Taxes	316	352	471	519
Income Taxes	18	51	29	70
Net Income	298	301	442	449
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$297	$300	$439	$446
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9
Advances to money pool	5	—
Accounts receivable – trade (less allowance for doubtful accounts of $14 and $7, respectively)	263	164
Accounts receivable – affiliates	12	30
Unbilled revenue	117	139
Miscellaneous accounts receivable	44	33
Inventories	408	373
Other current assets	119	66
Total current assets	968	814
Property, Plant, and Equipment, Net	12,991	12,635
Investments and Other Assets:
Nuclear decommissioning trust fund	904	847
Regulatory assets	310	285
Other assets	350	356
Total investments and other assets	1,564	1,488
TOTAL ASSETS	$15,523	$14,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7	$92
Short-term debt	—	234
Accounts and wages payable	256	465
Accounts payable – affiliates	70	52
Taxes accrued	164	24
Interest accrued	59	48
Current asset retirement obligations	53	53
Current regulatory liabilities	40	62
Other current liabilities	102	96
Total current liabilities	751	1,126
Long-term Debt, Net	4,561	4,098
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,689	1,612
Regulatory liabilities	2,898	2,937
Asset retirement obligations	670	634
Pension and other postretirement benefits	129	141
Other deferred credits and liabilities	37	40
Total deferred credits and other liabilities	5,423	5,364
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,027	2,027
Preferred stock	80	80
Retained earnings	2,170	1,731
Total shareholders’ equity	4,788	4,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,523	$14,937
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$442	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	419
Amortization of nuclear fuel	68	56
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and investment tax credits, net	(1)	(9)
Allowance for equity funds used during construction	(15)	(14)
Other	13	10
Changes in assets and liabilities:
Receivables	(93)	(32)
Inventories	(33)	3
Accounts and wages payable	(168)	(153)
Taxes accrued	158	148
Regulatory assets and liabilities	(56)	5
Assets, other	(10)	(37)
Liabilities, other	(46)	(4)
Pension and other postretirement benefits	(6)	(5)
Net cash provided by operating activities	709	840
Cash Flows From Investing Activities:
Capital expenditures	(778)	(751)
Nuclear fuel expenditures	(61)	(26)
Purchases of securities – nuclear decommissioning trust fund	(169)	(192)
Sales and maturities of securities – nuclear decommissioning trust fund	135	184
Purchase of bonds	—	(207)
Proceeds from sale of remarketed bonds	—	207
Money pool advances, net	(5)	—
Other	1	—
Net cash used in investing activities	(877)	(785)
Cash Flows From Financing Activities:
Dividends on common stock	—	(250)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	(234)	89
Maturities of long-term debt	(85)	(329)
Issuances of long-term debt	465	450
Debt issuance costs	(4)	(6)
Net cash provided by (used in) financing activities	139	(49)
Net change in cash, cash equivalents, and restricted cash	(29)	6
Cash, cash equivalents, and restricted cash at beginning of year	39	8
Cash, cash equivalents, and restricted cash at end of period	$10	$14
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	2,027	1,903	2,027	1,903

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	1,873	1,781	1,731	1,735
Net income	298	301	442	449
Dividends on common stock	—	(150)	—	(250)
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	2,170	1,931	2,170	1,931

Total Shareholders’ Equity	$4,788	$4,425	$4,788	$4,425
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Electric	$467	$452	$1,346	$1,305
Natural gas	122	112	533	568
Total operating revenues	589	564	1,879	1,873
Operating Expenses:
Purchased power	97	101	271	284
Natural gas purchased for resale	29	25	154	195
Other operations and maintenance	197	193	578	580
Depreciation and amortization	109	102	323	304
Taxes other than income taxes	33	33	107	110
Total operating expenses	465	454	1,433	1,473
Operating Income	124	110	446	400
Other Income, Net	17	13	45	39
Interest Charges	39	38	116	111
Income Before Income Taxes	102	85	375	328
Income Taxes	25	20	93	79
Net Income	77	65	282	249
Preferred Stock Dividends	—	—	2	2
Net Income Available to Common Shareholder	$77	$65	$280	$247
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $30 and $10, respectively)	247	215
Accounts receivable – affiliates	15	28
Unbilled revenue	104	139
Miscellaneous accounts receivable	24	25
Inventories	149	121
Current regulatory assets	29	57
Other current assets	31	29
Total current assets	599	614
Property, Plant, and Equipment, Net	10,861	10,083
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	748	694
Other assets	480	383
Total investments and other assets	1,639	1,488
TOTAL ASSETS	$13,099	$12,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$242	$53
Accounts and wages payable	318	299
Accounts payable – affiliates	43	82
Customer deposits	80	77
Current regulatory liabilities	47	84
Other current liabilities	234	249
Total current liabilities	964	844
Long-term Debt, Net	3,576	3,575
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,314	1,224
Regulatory liabilities	1,968	1,849
Pension and other postretirement benefits	204	214
Environmental remediation	66	87
Other deferred credits and liabilities	245	260
Total deferred credits and other liabilities	3,797	3,634
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,538	2,188
Preferred stock	62	62
Retained earnings	2,162	1,882
Total shareholders' equity	4,762	4,132
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,099	$12,185
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$282	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	303
Amortization of debt issuance costs and premium/discounts	9	9
Deferred income taxes and investment tax credits, net	72	42
Other	—	8
Changes in assets and liabilities:
Receivables	(9)	18
Inventories	(28)	(7)
Accounts and wages payable	(12)	(48)
Taxes accrued	(20)	14
Regulatory assets and liabilities	11	147
Assets, other	(52)	(15)
Liabilities, other	(30)	13
Pension and other postretirement benefits	(30)	(27)
Net cash provided by operating activities	515	706
Cash Flows From Investing Activities:
Capital expenditures	(1,031)	(900)
Other	1	(3)
Net cash used in investing activities	(1,030)	(903)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	189	237
Capital contributions from parent	350	—
Other	—	(1)
Net cash provided by financing activities	537	234
Net change in cash, cash equivalents, and restricted cash	22	37
Cash, cash equivalents and restricted cash at beginning of year	125	80
Cash, cash equivalents, and restricted cash at end of period	$147	$117
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,538	2,173	2,188	2,173
Capital contribution from parent	—	—	350	—
Other paid-in capital, end of period	2,538	2,173	2,538	2,173

Preferred Stock	62	62	62	62

Retained Earnings:
Beginning of period	2,085	1,721	1,882	1,539
Net income	77	65	282	249
Dividends on preferred stock	—	—	(2)	(2)
Retained earnings, end of period	2,162	1,786	2,162	1,786

Total Shareholders’ Equity	$4,762	$4,021	$4,762	$4,021
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020
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
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first nine months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March 2020. In early June 2020, a small portion of our workforce began the process of returning to our work locations under a phased approach and approximately 50% of our workforce continues to work remotely. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future.
We continue to assess the impacts the pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; more flexible payment plans for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense in 2020. Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense. In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to costs incurred, net of savings, and forgone customer late fee revenues resulting from the COVID-19 pandemic. Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. As of September 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 18%, and 35%, or $151 million, $49 million, and $102 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of September 30, 2019, these percentages were 13%, 9%, and 18%, or $65 million, $23 million, and $42 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment and Ameren Missouri’s requests for accounting authority orders related to the COVID-19 pandemic, see Note 2 – Rate and Regulatory Matters below.

The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, deferral of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. As of September 30, 2020, the implementation of the act by the Ameren Companies had no material impact to their financial statements.
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
Variable Interest Entities
As of September 30, 2020, Ameren and Ameren Missouri had interests in unconsolidated variable interest entities that were established to construct wind generation facilities and, ultimately, sell those constructed facilities to Ameren Missouri. Neither Ameren nor Ameren Missouri are the primary beneficiary of these variable interest entities because neither has the power to direct matters that most significantly affect the entities' activities, which include designing, financing, and constructing the wind generation facilities. As a result, these variable interest entities have not been consolidated. As of September 30, 2020, the maximum exposure to loss related to these variable interest entities was approximately $18 million, which primarily represents due diligence and legal costs incurred by Ameren Missouri associated with the acquisitions. The risk of a loss was assessed to be remote and, accordingly, Ameren and Ameren Missouri have not recognized a liability associated with any portion of the maximum exposure to loss. See Note 2 – Rate and Regulatory Matters for additional information on the agreements to acquire these wind generation facilities.
As of September 30, 2020, and December 31, 2019, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $34 million and $28 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2020, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $34 million plus associated outstanding funding commitments of $37 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2020, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $260 million (December 31, 2019 – $264 million) and $114 million (December 31, 2019 – $123 million), respectively, while total borrowings against the policies were $107 million (December 31, 2019 – $114 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
Accounting and Reporting Developments
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about authoritative accounting guidance relating to defined benefit plan disclosures that will be effective for the Ameren Companies in the fourth quarter of 2020.
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
Missouri
March 2020 MoPSC Electric Rate Order
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service, which reflects infrastructure investments as of December 31, 2019. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.
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
In 2020, the developers of the wind generation facilities received notices from the wind turbine supplier to each facility, and the developer of the up-to 300-megawatt project received a notice from the construction contractor, of changes in supply and/or construction activities resulting from the COVID-19 pandemic. There have been changes to the schedules for both projects, particularly with regard to wind turbine deliveries. During the third quarter of 2020, all remaining wind turbine deliveries for the up-to 400-megawatt project were completed. Based on the construction schedule, Ameren Missouri expects this project to be placed in-service by the end of 2020. At this time, due to manufacturing, shipping, and other supply chain issues in 2020, and, based on an updated construction schedule from the developer, Ameren Missouri expects the up-to 300-megawatt project to be partially placed in-service by the end of 2020, and the remaining portion of the project, representing approximately $200 million of investment, to be placed in-service in the first quarter of 2021. Ameren Missouri and the developer of the up-to 300-megawatt project continue to monitor the impact to this project's schedule. In May 2020, the IRS issued guidance that extended the in-service date criteria to December 31, 2021, for qualifying for federal production tax credits. As a result of this extension, Ameren does not anticipate that delays in the completion of the wind generation facilities will affect Ameren’s ability to realize anticipated federal production tax credits.
MEEIA
In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement with respect to the 2022 program year of Ameren Missouri’s six-year MEEIA 2019 program. The order established performance incentives that would provide Ameren Missouri an opportunity to earn additional revenues, including $11 million if Ameren Missouri achieves certain energy-efficiency goals during the 2022 program year and an additional $1 million if Ameren Missouri exceeds its targeted energy-efficiency goals. Ameren Missouri intends to invest $70 million in energy-efficiency programs during the 2022 program year. The August 2020 order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $6 million in the third quarter of 2020. As a result of MoPSC orders issued in September 2017, October 2018, January 2019, and September 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $38 million during the first nine months of 2019.
Requests for Accounting Authority Orders Related to COVID-19 Pandemic Costs
Ameren Missouri suspended disconnections for customer nonpayment and charging late fees in mid-March 2020, and resumed those activities for commercial and industrial customers in mid-July 2020 and residential customers in early August 2020. In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to its electric and natural gas services. The orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic and forgone customer late fee revenues from March 2020 to June 2021, for potential recovery in future electric and natural gas service regulatory rate reviews. These costs would be net of any cost savings Ameren Missouri realizes as a result of the COVID-19 pandemic. The orders would also allow Ameren Missouri to accumulate bad debt write-offs incurred from March 2020 to September 2021 due to the COVID-19 pandemic, for potential recovery in future electric and natural gas service regulatory rate reviews. The requests include an estimated $9 million of costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic from March 2020 through September 2020. The requests did not seek accumulation for potential recovery of forgone revenues associated with decreased sales volumes related to the COVID-19 pandemic. The MoPSC is under no deadline to issue orders, and Ameren Missouri cannot predict the ultimate outcome of these regulatory proceedings.
Illinois
Electric Distribution Service Rates
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update with the ICC, requesting a reduction of $45 million in its rates. This update reflects a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflects an increase based on expected net plant additions for 2020. In September 2020, the ICC staff submitted its revised calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $49 million decrease in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
Electric Customer Energy-Efficiency Investments
In May 2020, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $7 million with the ICC. In August 2020, the ICC staff submitted a calculation of the revenue requirement included in Ameren Illinois’ filing, recommending an amount comparable to that included in Ameren Illinois’ filing. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
2020 Natural Gas Delivery Service Regulatory Rate Review
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In September 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $97 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. In October 2020, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $69 million, based on a 9.3% ROE, a capital structure composed of 50.4% common equity, and a rate base of $2.1 billion. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
QIP Reconciliation Hearing
In March 2019, Ameren Illinois filed its annual request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2018. In November 2019, the Illinois Attorney General's office challenged the recovery of capital investments, among other things, that were made during 2018, alleging that the amount of investments is excessive based on a comparison to historical investment levels. The Illinois Attorney General's office is not alleging project imprudence or that the investments do not qualify for recovery. In March 2020, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2018. Ameren Illinois’ 2018 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
Service Disconnection Moratorium Proceeding
In March 2020, the ICC issued an order requiring all Illinois electric distribution and natural gas utilities to suspend disconnections and late fees for customer nonpayment, on an interim basis, effective March 18, 2020. Pursuant to an ICC order issued in June 2020 and a voluntary extension of the suspension of residential disconnections, Ameren Illinois resumed disconnection activities for commercial and industrial customers for nonpayment in early August 2020 and residential customers in mid-September 2020, with the exception of residential customers classified as low income, expressing a financial hardship, or relying on medical equipment. Disconnections for nonpayment for these residential customers are expected to begin in April 2021, which is after the annual winter moratorium period on disconnections from December 1, 2020 to March 31, 2021. Ameren Illinois also resumed charging late fees to all customers in late July 2020. The June 2020 order requires Ameren Illinois to implement more flexible credit and collection practices, on a temporary basis, including longer deferred payment arrangements, extending to 24 months in certain cases, and programs to provide financial assistance to customers. In addition, the order allows Ameren Illinois to recover up to $8 million in costs incurred related to the financial assistance programs. These costs will be deferred as regulatory assets and the portion associated with Ameren Illinois’ electric distribution business will be recovered through its bad debt rider and the portion associated with its natural gas distribution business will be recovered through a special purpose rider established by the order. The order also allows Ameren Illinois to recover forgone customer late fees and costs incurred related to the COVID-19 pandemic. The portion of these forgone late fees and costs associated with Ameren Illinois’ electric distribution business will be recovered through formula rates and the portion associated with its natural gas distribution business will be recovered through the special purpose rider. In addition, the order allows Ameren Illinois’ electric distribution business to recover bad debt expense, instead of write-offs net of subsequent recoveries, through its bad debt rider until the end of 2020.
Federal
Transmission Formula Rate Revisions
In February 2020, the MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to calculation inputs for materials and supplies. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. This review could lead the FERC to ultimately require refunds for periods prior to 2019. In June 2020, Ameren Missouri, Ameren Illinois, and ATXI filed requests for rehearing arguing, among other things, the revisions should be applied retrospectively to include the period January 1, 2019, to June 1, 2020, and that the FERC should not require refunds for periods prior to 2019. In July 2020, the FERC denied the rehearing requests without addressing the issues raised. In July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the July 2020 rehearing denials to the United States Court of Appeals for the District of Columbia Circuit, which is under no deadline to address the appeal. In October 2020, the FERC issued an order reaffirming its May 2020 order and denying the arguments raised in the rehearing requests filed by Ameren Missouri, Ameren Illinois, and ATXI. Pursuant to the May 2020 order, in the second quarter of 2020, Ameren and Ameren Illinois recorded a $2 million reduction to revenue for the period of January 2019 through May 2020. Regardless of the outcome of the appeal, the impacts of the May 2020 and October 2020 orders are not expected to be material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
FERC Complaint Cases
In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base ROE to 10.32%, or a 10.82% total allowed ROE with the inclusion of a 50 basis point incentive adder for participation in an RTO, that was effective from late September 2016 forward. The September 2016 order also required refunds for the period November 2013 to February 2015, which were paid in 2017. With the maximum FERC-allowed refund period for the November 2013 complaint case ending in February 2015, another customer complaint case was filed in February 2015, seeking a further reduction in the allowed base ROE for the period of February 2015 to May 2016. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88%, superseding the 10.32% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case. In December 2019, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. In May 2020, the FERC issued an order addressing the requests for rehearing, which set the allowed base ROE at 10.02%, superseding the 9.88% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The May 2020 order also denied rehearing of the FERC's dismissal of the February 2015 complaint case. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new

ROE methodology established by the May 2020 order. In July 2020, the FERC denied the rehearing requests without addressing the issues raised, and indicated it will address the requests for rehearing in a future order. Also in July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal.
As a result of the May 2020 order, which increased the FERC-allowed base ROE from 9.88% to 10.02% for the periods November 2013 to February 2015 and late September 2016 forward, Ameren and Ameren Illinois recognized income of $13 million and $7 million, respectively, during the second quarter of 2020. As of September 30, 2020, Ameren and Ameren Illinois had recorded current regulatory liabilities of $15 million and $7 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
In March 2019, the FERC issued separate Notices of Inquiry regarding its allowed base ROE policy and its transmission incentives policy. The Notice of Inquiry addressing the FERC’s base ROE policy, among other things, broadened the ability to comment on the new methodology beyond electric utilities that are participants in the complaint cases. The transmission incentives Notice of Inquiry was open for comment on the FERC’s transmission incentive policy, including incentive adders to the base ROE. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which addressed many of the issues in the Notice of Inquiry on transmission incentives. The Notice of Proposed Rulemaking included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. Initial comments were due by July 2020. While the FERC has not formally terminated the Notice of Inquiry regarding its transmission incentives policy, Ameren does not expect further actions relating to it. Ameren is unable to predict the ultimate impact of the Notice of Inquiry regarding its allowed base ROE policy or the Notice of Proposed Rulemaking at this time.
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
Short-Term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of September 30, 2020, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.0 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2020. As of September 30, 2020, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 55%, 48%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2020, and December 31, 2019. There were no borrowings outstanding under the Credit Agreements as of September 30, 2020, or December 31, 2019.

	September 30, 2020	December 31, 2019
Ameren (parent)	$30	$153
Ameren Missouri	—	234
Ameren Illinois	242	53
Ameren consolidated	$272	$440

The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the nine months ended September 30, 2020 and 2019:

	Ameren (parent)	Ameren Missouri		Ameren Illinois		Ameren Consolidated
2020
Average daily amount outstanding	$62	$142		$53		$257
Weighted-average interest rate	2.04%	1.76%		1.10%		1.70%
Peak amount outstanding during period(a)	$425	$573		$243		$908
Peak interest rate	3.30%	5.05%	(b)	3.40%		5.05%	(b)
2019
Average daily amount outstanding	$532	$141		$147		$821
Weighted-average interest rate	2.70%	2.73%		2.58%		2.68%
Peak amount outstanding during period(a)	$651	$549		$310		$1,113
Peak interest rate	3.80%	2.97%		5.00%	(c)	5.00%	(c)
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
(b)Ameren’s and Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.
(c)Ameren’s and Ameren Illinois’ peak interest rate was affected by temporary disruptions in the commercial paper market in the third quarter of 2019.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2020, was 0.10% and 0.81%, respectively (2019 – 2.40% and 2.67%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2020 and 2019.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2020, Ameren issued a total of 0.1 million and 0.5 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $10 million and $37 million, respectively. In addition, in the first quarter of 2020, Ameren issued 0.5 million shares of common stock valued at $38 million upon the vesting of stock-based compensation.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2020, Ameren could have settled the forward sale agreement with physical delivery of 7.5 million shares of common stock to the counterparty in exchange for $543 million. The forward sale agreement could also have been settled at September 30, 2020, with delivery of approximately $54 million or 0.7 million shares of common stock to the counterparty, if Ameren had elected to net cash or net share settle, respectively. For additional information about the forward sale agreement, see Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K.
In April 2020, Ameren (parent) issued $800 million of 3.50% senior unsecured notes due January 2031, with interest payable semiannually on January 15 and July 15 of each year, beginning July 15, 2020. Ameren received net proceeds of $793 million, which were used for general corporate purposes, including to repay outstanding short-term debt, and were used to fund the repayment of Ameren’s $350 million of 2.70% senior unsecured notes, which were redeemed at par plus accrued interest in October 2020.
In October 2020, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an unspecified amount of certain types of securities. This registration statement became effective immediately upon filing and expires in October 2023.
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

In October 2020, Ameren Missouri issued $550 million of 2.625% first mortgage bonds due March 2051, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2021. The bonds were issued as green bonds; therefore, the proceeds will be used for eligible green projects. Ameren Missouri received net proceeds of $543 million, which are expected to be used to partially finance the acquisition of two wind generation facilities. See Note 2 – Rate and Regulatory Matters for information about the wind generation facilities.
Ameren Illinois
Ameren Illinois received cash capital contributions totaling $350 million from Ameren (parent) during the nine months ended September 30, 2020.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At September 30, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock and variable interest entities. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020		2019
Ameren:
Allowance for equity funds used during construction	$12	$7	$25		$20
Interest income on industrial development revenue bonds	7	6	19		19
Other interest income	—	2	2		6
Non-service cost components of net periodic benefit income(a)	32	23	85		67
Miscellaneous income	1	2	10		6
Donations	—	(1)	(14)	(b)	(8)
Miscellaneous expense	(4)	(5)	(10)		(11)
Total Other Income, Net	$48	$34	$117		$99
Ameren Missouri:
Allowance for equity funds used during construction	$7	$6	$15		$14
Interest income on industrial development revenue bonds	7	6	19		19
Non-service cost components of net periodic benefit income(a)	13	4	32		13
Miscellaneous income	1	2	3		4
Donations	—	(1)	(9)	(b)	(3)
Miscellaneous expense	(2)	(2)	(5)		(4)
Total Other Income, Net	$26	$15	$55		$43
Ameren Illinois:
Allowance for equity funds used during construction	$5	$1	$10		$6
Interest income	—	1	2		5
Non-service cost components of net periodic benefit income	12	12	36		36
Miscellaneous income	1	1	6		3
Donations	—	—	(5)		(5)
Miscellaneous expense	(1)	(2)	(4)		(6)
Total Other Income, Net	$17	$13	$45		$39
(a)For the three and nine months ended September 30, 2020, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(3) million and less than $(1) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $7 million and $22 million for three and nine months ended September 30, 2019, respectively.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2020, and December 31, 2019, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2020, and December 31, 2019. As of September 30, 2020, these contracts extended through October 2023, October 2025, May 2032 and March 2023 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions, except as indicated)
	September 30, 2020			December 31, 2019
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	44	—	44	58	—	58
Natural gas (in mmbtu)	32	123	155	20	136	156
Power (in megawatthours)	6	7	13	5	7	12
Uranium (pounds in thousands)	365	—	365	565	—	565

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2020, and December 31, 2019:

		September 30, 2020			December 31, 2019
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$4	$—	$4
	Other assets	—	—	—	2	—	2
Natural gas	Other current assets	2	10	12	—	3	3
	Other assets	2	4	6	—	1	1
Power	Other current assets	12	—	12	14	—	14
	Other assets	1	—	1	2	—	2
	Total assets	$19	$14	$33	$22	$4	$26
Fuel oils	Other current liabilities	$14	$—	$14	$4	$—	$4
	Other deferred credits and liabilities	6	—	6	3	—	3
Natural gas	Other current liabilities	—	2	2	1	12	13
	Other deferred credits and liabilities	—	1	1	1	6	7
Power	Other current liabilities	6	16	22	2	17	19
	Other deferred credits and liabilities	4	197	201	1	207	208
Uranium	Other deferred credits and liabilities	—	—	—	1	—	1
	Total liabilities	$30	$216	$246	$13	$242	$255
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2020, and December 31, 2019.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2020, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of September 30, 2020, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2020 or 2019. At September 30, 2020, and December 31, 2019, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

	September 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$2	$2		$—	$—	$6	$6
Natural gas	—	4	—	4		—	—	—	—
Power	1	—	12	13		—	2	14	16
Total derivative assets – commodity contracts	$1	$4	$14	$19		$—	$2	$20	$22
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$604	$—	$—	$604		$569	$—	$—	$569
Debt securities:
U.S. Treasury and agency securities	—	112	—	112		—	107	—	107
Corporate bonds	—	116	—	116		—	93	—	93
Other	—	66	—	66		—	73	—	73
Total nuclear decommissioning trust fund	$604	$294	$—	$898	(a)	$569	$273	$—	$842	(a)
Total Ameren Missouri	$605	$298	$14	$917		$569	$275	$20	$864
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$9	$5	$14		$—	$1	$3	$4
Ameren
Derivative assets – commodity contracts(b)	$1	$13	$19	$33		$—	$3	$23	$26
Nuclear decommissioning trust fund(c)	604	294	—	898	(a)	569	273	—	842	(a)
Total Ameren	$605	$307	$19	$931		$569	$276	$23	$868
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$13	$—	$7	$20		$1	$—	$6	$7
Natural gas	—	—	—	—		—	2	—	2
Power	8	—	2	10		—	2	1	3
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$21	$—	$9	$30		$1	$4	$8	$13
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$2	$1	$3		$3	$12	$3	$18
Power	—	—	213	213		—	—	224	224
Total Ameren Illinois	$—	$2	$214	$216		$3	$12	$227	$242
Ameren
Derivative liabilities – commodity contracts(b)	$21	$2	$223	$246		$4	$16	$235	$255
(a)Balance excludes $6 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2020, and December 31, 2019, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019:

	2020			2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$16	$(229)	$(213)	$15	$(191)	$(176)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(2)	12	10	(4)	(17)	(21)
Settlements	(4)	4	—	(1)	4	3
Transfers out of Level 3	—	—	—	(2)	—	(2)
Ending balance at September 30	$10	$(213)	$(203)	$8	$(204)	$(196)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(2)	$11	$9	$(4)	$(17)	$(21)
For the nine months ended September 30:
Beginning balance at January 1	$13	$(224)	$(211)	$—	$(183)	$(183)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	18	(2)	16	12	(32)	(20)
Settlements	(21)	13	(8)	(2)	11	9
Transfers out of Level 3	—	—	—	(2)	—	(2)
Ending balance at September 30	10	(213)	(203)	8	(204)	(196)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$6	$(1)	$5	$8	$(31)	$(23)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2020, and December 31, 2019:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2020	Power(c)	$12	$(215)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	20 – 36	28
					Nodal basis ($/MWh)	(5) – 1	(2)
					Trend rate (%)	3 – 4	3
2019	Power(d)	$14	$(225)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 34	25
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	(1) – 0	0
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of September 30, 2020, and December 31, 2019:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	September 30, 2020
Ameren:
Cash, cash equivalents, and restricted cash	$168		$168	$—	$—		$168
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	272		—	272	—		272
Long-term debt (including current portion)(a)	10,529	(b)	—	11,891	521	(c)	12,412
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$10		$10	$—	$—		$10
Advances to money pool	5		—	5	—		5
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Long-term debt (including current portion)(a)	4,568	(b)	—	5,316	—		5,316
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$147		$147	$—	$—		$147
Short-term debt	242		—	242	—		242
Long-term debt (including current portion)	3,576	(b)	—	4,431	—		4,431
	December 31, 2019
Ameren:
Cash, cash equivalents, and restricted cash	$176		$176	$—	$—		$176
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	440		—	440	—		440
Long-term debt (including current portion)(a)	9,357	(b)	—	9,957	484	(c)	10,441
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$39		$39	$—	$—		$39
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	234		—	234	—		234
Long-term debt (including current portion)(a)	4,190	(b)	—	4,772	—		4,772
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$125		$125	$—	$—		$125
Short-term debt	53		—	53	—		53
Long-term debt (including current portion)	3,575	(b)	—	4,019	—		4,019
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of September 30, 2020, and December 31, 2019, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $77 million, $32 million, and $33 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2020. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $72 million, $30 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2019.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 8 – RELATED-PARTY TRANSACTIONS
In the normal course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements, except as noted below. For a discussion of material related-party agreements and money pool arrangements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K.
Electric Power and Capacity Supply Agreements
In April and September 2020, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and acquire capacity. Ameren Missouri was among the winning suppliers in these events. As a result, in April 2020, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $2 million from June 2021 through May 2023. In September 2020, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $1 million from June 2021 through May 2023. Additionally, in September 2020, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 204,800 megawatthours at an average price of $31 per megawatthour during the period of September 2021 through November 2022.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$38	$9	$15	$43
Income taxes receivable from parent(b)	—	6	15	17
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2020 and 2019:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2020		$5	$	(a)		$11	$	(a)
agreements with Ameren Illinois		2019		1		(a)		3		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2020		$6	$	(b)		$19		$1
rent and facility services		2019		7		1		20		2
Ameren Missouri and Ameren Illinois	Operating Revenues	2020	$	(b)		$1		$1		$1
miscellaneous support services		2019		1		(b)		1		1
Ameren Missouri software licensing	Operating Revenues	2020	$	(a)	$	(a)	$	(a)	$	(a)
with Ameren Illinois(c)		2019		(a)		19		(a)		19
Total Operating Revenues		2020		$11		$1		$31		$2
		2019		9		20		24		22
Ameren Illinois power supply	Purchased Power	2020	$	(a)		$5	$	(a)		$11
agreements with Ameren Missouri		2019		(a)		1		(a)		3
Ameren Illinois transmission	Purchased Power	2020	$	(a)	$	(b)	$	(a)		$1
services with ATXI		2019		(a)		1		(a)		1
Total Purchased Power		2020	$	(a)		$5	$	(a)		$12
		2019		(a)		2		(a)		4
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2020	$	(b)		$1	$	(b)		$3
rent and facility services		2019		(b)		1		1		4
Ameren Services support services	Other Operations and Maintenance	2020		$36		$34		$103		$98
agreement		2019		34		30		98		91
Total Other Operations and		2020		$36		$35		$103		$101
Maintenance		2019		34		31		99		95
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2020	$	(b)	$	(b)	$	(b)	$	(b)
		2019		(b)		(b)		(b)		(b)
(a)Not applicable.
(b)Amount less than $1 million.
(c)In September 2019, Ameren Missouri purchased a license for advanced metering infrastructure software from Ameren Illinois. The amount of the $24 million cost-based transaction price over the $5 million remaining carrying value of the software was recorded as revenue by Ameren Illinois, with $14 million of revenue recorded at Ameren Illinois Electric Distribution and $5 million recorded at Ameren Illinois Natural Gas. The revenue recorded at Ameren Illinois Electric Distribution was reflected in formula ratemaking, which resulted in no impact to net income. Per authoritative accounting guidance for sales to rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation by Ameren.
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
Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, Note 13 – Related-party Transactions, and Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K. See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 8 – Related-party Transactions, and Note 10 – Callaway Energy Center of this report.
Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at September 30, 2020. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, and meter reading services, among other agreements, at September 30, 2020.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)		Methane Gas	Other	Total
Ameren:
2020	$94	$52	$3	$57	(d)	$—	$39	$245
2021	242	161	57	156	(d)	3	53	672
2022	193	108	12	63		3	23	402
2023	113	69	45	21		3	23	274
2024	94	28	20	4		3	20	169
Thereafter	55	73	21	—		21	61	231
Total	$791	$491	$158	$301		$33	$219	$1,993
Ameren Missouri:
2020	$94	$12	$3	$—		$—	$22	$131
2021	242	43	57	—		3	46	391
2022	193	38	12	—		3	23	269
2023	113	32	45	—		3	23	216
2024	94	13	20	—		3	20	150
Thereafter	55	22	21	—		21	24	143
Total	$791	$160	$158	$—		$33	$158	$1,300
Ameren Illinois:
2020	$—	$40	$—	$57	(d)	$—	$14	$111
2021	—	118	—	156	(d)	—	2	276
2022	—	70	—	63		—	—	133
2023	—	37	—	21		—	—	58
2024	—	15	—	4		—	—	19
Thereafter	—	51	—	—		—	—	51
Total	$—	$331	$—	$301		$—	$16	$648
(a)Includes amounts for generation and for distribution.
(b)The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $36 million through 2024.
(c)The purchased power amounts for Ameren and Ameren Missouri exclude a 102-megawatt power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.
(d)In January 2018, as required by the FEJA, Ameren Illinois entered into agreements to acquire zero emission credits through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year, which begins each June. The amounts above reflect Ameren Illinois’ commitment to acquire $42 million of zero emission credits through May 2021.
Environmental Matters
We are subject to various environmental laws, including statutes and regulations, enforced by federal, state, and local authorities. The development and operation of electric generation, transmission, and distribution facilities and natural gas storage, transmission, and distribution facilities can trigger compliance obligations with respect to environmental laws. These laws address emissions; discharges to surface and groundwater; water consumption; impacts to air, land, and water; and chemical and waste storage, handling and disposal. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities.

Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
Environmental regulations have a significant impact on the electric utility industry and our operations. Compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations that apply to air emissions from the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Water intake and discharges from power plants are regulated under the Clean Water Act. Such regulations require evaluation of the environmental impacts of water intake structures and could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers, either of which could result in significant capital expenditures. The management and disposal of coal ash is regulated as a solid waste under the Resource Conservation Recovery Act and a regulation known as the CCR rule, which will require the closure of our surface impoundments following the installations of dry ash handling systems at several of Ameren Missouri’s energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $200 million to $250 million from 2020 through 2024 in order to comply with existing environmental regulations. Additional environmental controls beyond 2024 could be required. This estimate of capital expenditures includes ash pond closure and corrective action costs required by the CCR regulations applicable to potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air Act litigation discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimate because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. Additional emission reduction requirements may apply in subsequent years. To achieve compliance with the CSAPR, Ameren Missouri burns low-sulfur coal, operates two scrubbers at its Sioux Energy Center, and optimizes other existing air pollution control equipment. Ameren Missouri expects to incur additional costs to lower its emissions at one or more of its energy centers to comply with the CSAPR in future years. These higher costs are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule establishes emission guidelines for states to follow in developing plans to limit CO2 emissions from coal-fired electric generating units. The EPA has identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. The rule requires the state of Missouri to develop a compliance plan and submit it to the EPA for approval by July 2022. The plan is expected to include a standard of performance for each affected generating unit. We continue to evaluate the impact of the adoption and implementation of the Affordable Clean Energy Rule. Ameren Missouri and other stakeholders are working with the state of Missouri to develop the compliance plan submitted to the EPA. At this time, Ameren Missouri cannot predict the outcome of Missouri’s compliance plan development process. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain. We also cannot predict the outcome of any potential legal challenges to the rule.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. The district court has stayed implementation of the majority of the requirements of its order while the case is under appeal. Ameren Missouri believes the district court both misinterpreted and misapplied the law in its ruling. Ameren Missouri is unable to predict the ultimate resolution of this matter. Briefing in this case has been completed, but the appellate court has not yet scheduled oral arguments. The appellate court is under no deadline to issue a ruling in this case.
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
Clean Water Act
The EPA’s Section 316(b) Rule requires power plant operators to evaluate cooling water intake structures and identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are being implemented through the permit renewal process of each energy center’s water discharge permit, which is expected to be completed by 2023.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges that are based on the effectiveness of available control technology and prohibits effluent discharges of certain waste streams and imposes more stringent limitations on certain water discharges from power plants. To meet the requirements of the guidelines, Ameren Missouri has completed or will complete construction in 2020 of wastewater treatment facilities and dry ash handling systems at three of its four coal-fired energy centers. The fourth coal-fired energy center is scheduled to close permanently in 2022. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
In 2015, the EPA issued the CCR rule, which established requirements for the management and disposal of CCR from coal-fired power plants. These regulations affect CCR disposal and handling costs at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing surface impoundments at three facilities, and is scheduled to complete the last of such closures at all of its energy centers in 2023. While the EPA has issued a series of revisions to the CCR rule, none of those revisions or proposals is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $125 million recorded on their respective balance sheets as of September 30, 2020, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $125 million from 2020 through 2024 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2020, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of September 30, 2020, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $106 million to $178 million. Ameren and Ameren Illinois recorded a liability of $106 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in November 2020 and reflected within the ARO. See Note 13 - Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at September 30, 2020:

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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost(a)	$28	$22	$83	$66	$4	$4	$14	$13
Non-service cost components:
Interest cost	43	46	130	139	10	11	29	32
Expected return on plan assets	(73)	(69)	(218)	(207)	(20)	(19)	(60)	(57)
Amortization of:
Prior service benefit	—	—	(1)	—	(1)	(1)	(3)	(4)
Actuarial loss (gain)	15	6	45	19	(3)	(4)	(7)	(11)
Total non-service cost components(b)	$(15)	$(17)	$(44)	$(49)	$(14)	$(13)	$(41)	$(40)
Net periodic benefit cost (income)	$13	$5	$39	$17	$(10)	$(9)	$(27)	$(27)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2020 and 2019:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019
Ameren Missouri(a)	$5	$1	$16	$3	$(2)	$(1)	$(4)	$(4)
Ameren Illinois	8	5	24	15	(8)	(8)	(24)	(23)
Other	—	(1)	(1)	(1)	—	—	1	—
Ameren(a)	$13	$5	$39	$17	$(10)	$(9)	$(27)	$(27)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
Funding
Based on its assumptions at September 30, 2020, its investment performance in 2020, and its pension funding policy, the estimated aggregate contributions through 2024 has not materially changed from the $70 million expected aggregate contributions at December 31, 2019.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2020 and 2019:

	Ameren			Ameren Missouri			Ameren Illinois
	2020		2019	2020		2019	2020	2019
Three Months
Federal statutory corporate income tax rate:	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	(1)		(1)	(1)		(1)	—	—
Amortization of excess deferred taxes	(9)	(a)	(7)	(16)	(a)	(11)	(3)	(3)
Depreciation differences	—		—	—		—	(1)	—
Renewable and other tax credits	(1)		—	(2)		—	—	—
State tax	4		6	4		5	7	6
Stock-based compensation	1		1	—		—	—	—
Effective income tax rate	15%		20%	6%		14%	24%	24%

	Ameren			Ameren Missouri			Ameren Illinois
	2020		2019	2020		2019	2020	2019
Nine Months
Federal statutory corporate income tax rate:	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—		(1)	(1)		(1)	—	—
Amortization of excess deferred taxes	(9)	(a)	(7)	(16)	(a)	(12)	(3)	(4)
Renewable and other tax credits	(1)		—	(1)		—	—	—
State tax	5		6	3		5	7	7
Stock-based compensation	(1)		(1)	—		—	—	—
Effective income tax rate	15%		18%	6%		13%	25%	24%
(a)Increase in the amortization of excess deferred taxes pursuant to the MoPSC’s March 2020 electric rate order. See Note 2 – Rate and Regulatory Matters for additional information.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of September 30, 2020, and December 31, 2019:

	September 30, 2020			December 31, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$6	$—	$—	$16	$9	$—
Restricted cash included in “Other current assets”	14	4	5	14	4	5
Restricted cash included in “Other assets”	142	—	142	120	—	120
Restricted cash included in “Nuclear decommissioning trust fund”	6	6	—	26	26	—
Total cash, cash equivalents, and restricted cash	$168	$10	$147	$176	$39	$125
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2020, and December 31, 2019, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $36 million and $32 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020	2019
Ameren:
Beginning of period	$25	$19	$17	$18
Bad debt expense	21	14	31	22
Net write-offs	(2)	(14)	(4)	(21)
End of period	$44	$19	$44	$19
Ameren Missouri:
Beginning of period	$9	$7	$7	$7
Bad debt expense	5	3	9	6
Net write-offs	—	(2)	(2)	(5)
End of period	$14	$8	$14	$8
Ameren Illinois:(a)
Beginning of Period	$16	$12	$10	$11
Bad debt expense	16	11	22	16
Net write-offs	(2)	(12)	(2)	(16)
End of Period	$30	$11	$30	$11
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
Net write-offs decreased for the three and nine months ended September 30, 2020, compared with the year-ago periods, due to the temporary suspension of disconnecting customers for nonpayment. See Note 2 – Rate and Regulatory Matters for additional information.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2020 and 2019:

	September 30, 2020			September 30, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Exchange of bond investments for the extinguishment of senior unsecured notes	$—	$—	$—	$17	$—	$17
Accrued capital expenditures	311	115	191	273	138	128
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	43	43	—	100	100	—
Financing
Exchange of bond investments for the extinguishment of senior unsecured notes	$—	$—	$—	$(17)	$—	$(17)
Issuance of common stock for stock-based compensation	38	—	—	54	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2020:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2019	$687		$4	(a)	$691	(b)
Liabilities settled	(42)		—		(42)
Accretion	21	(c)	1	(c)	22	(c)
Change in estimates	57	(d)	—		57	(d)
Balance at September 30, 2020	$723		$5	(a)	$728	(b)
(a)Included in “Other deferred credits and liabilities” on the balance sheet.
(b)Balance included $53 million in “Other current liabilities” on the balance sheet as of both December 31, 2019, and September 30, 2020.
(c)Accretion expense attributable to Ameren Missouri and Ameren Illinois was recorded as a decrease to regulatory liabilities and an increase to regulatory assets, respectively.

(d)Ameren Missouri changed its fair value estimate primarily due to an update to the decommissioning of the Callaway Energy Center to reflect the cost study and funding analysis filed with the MoPSC in November 2020 and an increase in the cost estimate for closure of certain CCR storage facilities.
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
On September 18, 2020, Ameren granted certain executive officers an additional 37,104 restricted share units with a grant date fair value of $3 million, which will vest after three years on September 17, 2023. The awards do not provide for pro rata vesting in connection with the executive officer's retirement.
For the nine months ended September 30, 2020 and 2019, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $8 million and $14 million, respectively.
Deferred Compensation
As of September 30, 2020, and December 31, 2019, the present value of benefits to be paid for deferred compensation obligations was $88 million and $86 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren's consolidated balance sheet.
Operating Revenues
As of September 30, 2020 and 2019, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020	2019
Ameren Missouri	$45	$49	$111	$118
Ameren Illinois	26	27	87	91
Ameren	$71	$76	$198	$209
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020	2019
Weighted-average Common Shares Outstanding – Basic	247.1	245.9	246.8	245.5
Assumed settlement of performance share units and restricted stock units	1.5	1.4	1.2	1.4
Dilutive effect of forward sale agreement	0.6	0.2	0.4	0.1
Weighted-average Common Shares Outstanding – Diluted(a)	249.2	247.5	248.4	247.0
(a)There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2020 and 2019.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2020 and 2019. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2020:
External revenues	$990	$390	$122	$126		$—	$—	$1,628
Intersegment revenues	11	1	—	15	(a)	—	(27)	—
Net income (loss) attributable to Ameren common shareholders	297	34	2	62	(b)	(28)	—	367
Capital expenditures	262	129	81	185		2	(3)	656
Three Months 2019:
External revenues	$1,050	$374	$107	$109		$—	$—	$1,640
Intersegment revenues	9	15	5	19	(a)	—	(29)	19	(c)
Net income (loss) attributable to Ameren common shareholders	300	32	(1)	53	(b)	(20)	—	364
Capital expenditures	256	139	113	129		(7)	6	636
Nine Months 2020:
External revenues	$2,442	$1,131	$533	$360		$—	$—	$4,466
Intersegment revenues	31	2	—	40	(a)	—	(73)	—
Net income (loss) attributable to Ameren common shareholders	439	107	66	168	(b)	(24)	—	756
Capital expenditures	778	391	221	490		4	—	1,884
Nine Months 2019:
External revenues	$2,591	$1,118	$563	$303		$—	$—	$4,575
Intersegment revenues	24	17	5	48	(a)	—	(75)	19	(c)
Net income (loss) attributable to Ameren common shareholders	446	105	57	139	(b)	(13)	—	734
Capital expenditures	751	390	241	377		3	(1)	1,761
(a)Ameren Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(c)Intersegment revenues at Ameren include $14 million and $5 million of revenue from Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. Under authoritative accounting guidance for rate-regulated entities, the revenue recognized by Ameren Illinois was not eliminated upon consolidation. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
Three Months 2020:
External revenues	$391	$122	$76		$—	$589
Intersegment revenues	—	—	15	(a)	(15)	—
Net income available to common shareholder	34	2	41		—	77
Capital expenditures	129	81	160		—	370
Three Months 2019:
External revenues	$389	$112	$63		$—	$564
Intersegment revenues	—	—	18	(a)	(18)	—
Net income (loss) available to common shareholder	32	(1)	34		—	65
Capital expenditures	139	113	92		—	344

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission		Intersegment Eliminations	Ameren Illinois
Nine Months 2020:
External revenues	$1,133	$533	$213		$—	$1,879
Intersegment revenues	—	—	39	(a)	(39)	—
Net income available to common shareholder	107	66	107		—	280
Capital expenditures	391	221	419		—	1,031
Nine Months 2019:
External revenues	$1,135	$568	$170		$—	$1,873
Intersegment revenues	—	—	47	(a)	(47)	—
Net income available to common shareholder	105	57	85		—	247
Capital expenditures	390	241	269		—	900
(a)Ameren Illinois Transmission earns revenue from transmission service provided to Ameren Illinois Electric Distribution.
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2020 and 2019. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2020:
Residential	$455	$234		$—		$—	$—	$689
Commercial	343	127		—		—	—	470
Industrial	87	26		—		—	—	113
Other	99	4		—		141	(27)	217
Total electric revenues	$984	$391		$—		$141	$(27)	$1,489
Residential	$8	$—		$68		$—	$—	$76
Commercial	3	—		18		—	—	21
Industrial	1	—		5		—	—	6
Other	5	—		31		—	—	36
Total gas revenues	$17	$—		$122		$—	$—	$139
Total revenues(a)	$1,001	$391		$122		$141	$(27)	$1,628
Three Months 2019:
Residential	$489	$224		$—		$—	$—	$713
Commercial	394	123		—		—	—	517
Industrial	94	27		—		—	—	121
Other	63	15	(b)	—		128	(29)	177
Total electric revenues	$1,040	$389		$—		$128	$(29)	$1,528
Residential	$8	$—		$65		$—	$—	$73
Commercial	4	—		17		—	—	21
Industrial	1	—		2		—	—	3
Other	6	—		28	(b)	—	—	34
Total gas revenues	$19	$—		$112		$—	$—	$131
Total revenues(a)	$1,059	$389		$112		$128	$(29)	$1,659

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Intersegment Eliminations	Ameren
Nine Months 2020:
Residential	$1,111	$664		$—		$—	$—	$1,775
Commercial	828	365		—		—	—	1,193
Industrial	207	91		—		—	—	298
Other	240	13		—		400	(73)	580
Total electric revenues	$2,386	$1,133		$—		$400	$(73)	$3,846
Residential	$52	$—		$375		$—	$—	$427
Commercial	20	—		94		—	—	114
Industrial	3	—		11		—	—	14
Other	12	—		53		—	—	65
Total natural gas revenues	$87	$—		$533		$—	$—	$620
Total revenues(a)	$2,473	$1,133		$533		$400	$(73)	$4,466
Nine Months 2019:
Residential	$1,134	$640		$—		$—	$—	$1,774
Commercial	943	370		—		—	—	1,313
Industrial	226	94		—		—	—	320
Other	214	31	(b)	—		351	(75)	521
Total electric revenues	$2,517	$1,135		$—		$351	$(75)	$3,928
Residential	$56	$—		$399		$—	$—	$455
Commercial	24	—		105		—	—	129
Industrial	3	—		9		—	—	12
Other	15	—		55	(b)	—	—	70
Total natural gas revenues	$98	$—		$568		$—	$—	$666
Total revenues(a)	$2,615	$1,135		$568		$351	$(75)	$4,594
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2020:
Revenues from alternative revenue programs	$1	$(110)	$3	$4	$(102)
Other revenues not from contracts with customers	6	5	—	—	11
Three Months 2019:
Revenues from alternative revenue programs	$26	$(145)	$1	$(12)	$(130)
Other revenues not from contracts with customers	5	1	1	—	7
Nine Months 2020:
Revenues from alternative revenue programs	$(8)	$(59)	$17	$34	$(16)
Other revenues not from contracts with customers	21	6	1	—	28
Nine Months 2019:
Revenues from alternative revenue programs	$41	$(111)	$2	$(25)	$(93)
Other revenues not from contracts with customers	14	5	2	—	21
(b)Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. See Note 8 – Related-party Transactions for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2020:
Residential	$234		$68		$—	$—	$302
Commercial	127		18		—	—	145
Industrial	26		5		—	—	31
Other	4		31		91	(15)	111
Total revenues(a)	$391		$122		$91	$(15)	$589
Three Months 2019:
Residential	$224		$65		$—	$—	$289
Commercial	123		17		—	—	140
Industrial	27		2		—	—	29
Other	15	(b)	28	(b)	81	(18)	106
Total revenues(a)	$389		$112		$81	$(18)	$564
Nine Months 2020:
Residential	$664		$375		$—	$—	$1,039
Commercial	365		94		—	—	459
Industrial	91		11		—	—	102
Other	13		53		252	(39)	279
Total revenues(a)	$1,133		$533		$252	$(39)	$1,879
Nine Months 2019:
Residential	$640		$399		$—	$—	$1,039
Commercial	370		105		—	—	475
Industrial	94		9		—	—	103
Other	31	(b)	55	(b)	217	(47)	256
Total revenues(a)	$1,135		$568		$217	$(47)	$1,873
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Revenues from alternative revenue programs	$(110)	$3	$5	$(102)
Other revenues not from contracts with customers	5	—	—	5
Three Months 2019:
Revenues from alternative revenue programs	$(145)	$1	$(12)	$(156)
Other revenues not from contracts with customers	1	1	—	2
Nine Months 2020:
Revenues from alternative revenue programs	$(59)	$17	$29	$(13)
Other revenues not from contracts with customers	6	1	—	7
Nine Months 2019:
Revenues from alternative revenue programs	$(111)	$2	$(26)	$(135)
Other revenues not from contracts with customers	5	2	—	7
(b)Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the three and nine months ended September 30, 2019, for a software licensing agreement with Ameren Missouri. See Note 8 – Related-party Transactions for additional information.
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2020, was $367 million, or $1.47 per diluted share, compared with $364 million, or $1.47 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2020, was $756 million, or $3.04 per diluted share, compared with $734 million, or $2.97 per diluted share, in the year-ago period. Net income for the three and nine months ended September 30, 2020, compared to the year-ago periods, was favorably affected by the results of Ameren Missouri’s March 2020 electric rate order and infrastructure investments that drove higher earnings at Ameren Transmission and Ameren Illinois Electric Distribution. Earnings for the three and nine months ended September 30, 2020, compared to the year-ago periods, were also favorably affected by lower other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods. Net income for the three and nine months ended September 30, 2020, compared to the year-ago periods, was unfavorably affected by lower revenues due to reduced MEEIA performance incentives; decreased electric retail sales at Ameren Missouri due to milder summer temperatures in 2020 and due, in part, to the COVID-19 pandemic; a lower recognized ROE at Ameren Illinois Electric Distribution; and higher net financing costs, primarily at Ameren (parent). Net income for the nine months ended September 30, 2020, compared to the year-ago period, was favorably affected by the absence in 2020 of expenses related to the Callaway Energy Center’s 2019 scheduled refueling and maintenance outage, increased Ameren Transmission earnings resulting from the May 2020 FERC order addressing the allowed base ROE, and increased Ameren Illinois Natural Gas earnings from investments. Earnings for the nine months ended September 30, 2020, compared to the year-ago period, were unfavorably affected by decreased income tax benefits at Ameren (parent) related to stock-based compensation.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren believes it has constructive regulatory frameworks for investment at all of its utility businesses and invested $1.9 billion in those businesses in the nine months ended September 30, 2020.
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first nine months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In early 2020, Ameren began implementing its business continuity plans, and continues to take measures to mitigate the risk of COVID-19 transmission. Actions included restricting travel for employees, implementing work-from-home policies, securing and supplying personal protective equipment, and implementing work practices to ensure the safety of our employees and customers, while maintaining social distancing. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March 2020. In early June 2020, a small portion of our workforce began the process of returning to our work locations under a phased approach and approximately 50% of our workforce continues to work remotely. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. We continue to assess the impacts the pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely eligible for recovery under the PISA and the RESRAM. These investments exclude incremental renewable generation investment opportunities of 950 megawatts by 2024, which are included in Ameren Missouri's 2020 IRP discussed below. The planned investments beyond 2023 included in the five-year range above are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA.
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
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri's annual revenue requirement for electric retail service, which reflects infrastructure investments as of December 31, 2019. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates became effective on April 1, 2020.
In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement with respect to the 2022 program year of Ameren Missouri’s six-year MEEIA 2019 program and related performance incentives. The order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $6 million in the third quarter of 2020.
In September 2020, Ameren Missouri filed its 2020 IRP with the MoPSC. In connection with the 2020 IRP filing, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. The plan, which is subject to review by the MoPSC, also includes expanding renewable sources by adding 3,100 megawatts of renewable generation by the end of 2030 and a total of 5,400 megawatts of renewable generation by 2040. These amounts include the 700 megawatts of wind generation projects discussed below, which are expected to be substantially complete in 2020 and fully in-service in early 2021, and will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives, or by 2022 and 2042, respectively.
In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to its electric and natural gas services. The orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic and forgone customer late fee revenues from March 2020 to June 2021, for potential recovery in future electric and natural gas service regulatory rate reviews. These costs would be net of any cost savings Ameren Missouri realizes as a result of the COVID-19 pandemic. The orders would also allow Ameren Missouri to accumulate bad debt write-offs incurred from March 2020 to September 2021 due to the COVID-19 pandemic, for potential recovery in future electric and natural gas service regulatory rate reviews. The requests include an estimated $9 million of costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic from March 2020 through September

2020. The requests did not seek accumulation for potential recovery of forgone revenues associated with decreased sales volumes related to the COVID-19 pandemic. The MoPSC is under no deadline to issue orders, and Ameren Missouri cannot predict the ultimate outcome of these regulatory proceedings.
Construction on the new wind generation facilities continues to progress. Delays to the original construction schedule have occurred in 2020 due to changes in supply and construction activities. During the third quarter of 2020, all remaining wind turbine deliveries for the up-to 400-megawatt project were completed. Based on the construction schedule, Ameren Missouri expects this project to be placed in-service by the end of 2020. At this time, due to manufacturing, shipping, and other supply chain issues in 2020, and, based on an updated construction schedule from the developer, Ameren Missouri expects the up-to 300-megawatt project to be partially placed in-service by the end of 2020, and the remaining portion of the project, representing approximately $200 million of investment, to be placed in-service in the first quarter of 2021. Ameren Missouri and the developer of the up-to 300-megawatt project continue to monitor the impact to this project's schedule. In May 2020, the IRS issued guidance that extended the in-service date criteria to December 31, 2021, for qualifying for federal production tax credits. As a result of this extension, Ameren does not anticipate that delays in the completion of the wind generation facilities will affect Ameren’s ability to realize anticipated federal production tax credits.
In February 2020, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In September 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $97 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.5% ROE, a capital structure composed of 54.1% common equity, and a rate base of $2.1 billion. Ameren Illinois used a 2021 future test year in this proceeding. In October 2020, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $69 million, based on a 9.3% ROE, a capital structure composed of 50.4% common equity, and a rate base of $2.1 billion. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update with the ICC, requesting a reduction of $45 million in its rates. In September 2020, the ICC staff submitted its revised calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $49 million decrease in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021.
In May 2020, in connection with customer complaint cases filed with the FERC relating to the allowed base ROE, the FERC issued an order addressing the requests for rehearing, which set the allowed base ROE at 10.02%, superseding the 9.88% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The May 2020 order also denied rehearing of the FERC's dismissal of the February 2015 complaint case. In July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal.
For more information regarding Ameren Missouri’s March 2020 electric rate order, the expected acquisition of wind generation facilities by Ameren Missouri, Ameren Illinois’ electric distribution service formula rate update, and legal proceedings related to the FERC allowed base ROE, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, including those resulting from the COVID-19 pandemic discussed below, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by non-nuclear energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
We continue to assess the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. Ameren Missouri and Ameren Illinois suspended customer disconnections and late fee charges for nonpayment in mid-March 2020 and resumed these activities in the third quarter of 2020. For additional information, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense in 2020. Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense. In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to costs incurred, net of savings, and forgone customer late fee revenues resulting from the COVID-19 pandemic. As of September 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 18%, and 35%, or $151 million, $49 million, and $102 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of September 30, 2019, these percentages were 13%, 9%, and 18%, or $65 million, $23 million, and $42 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri's electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In the three and nine months ended September 30, 2020, compared to the same periods in 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. While the impacts of the COVID-19 pandemic are difficult to predict, Ameren Missouri expects the net reduction in sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, to continue in the fourth quarter of 2020, compared to the same period in 2019. The COVID-19 pandemic may continue to affect Ameren Missouri’s total electric sales volumes and sales volumes by customer class beyond 2020. Assuming a ratable change in Ameren Missouri’s electric sales volumes by month, a 1% change for the calendar year 2020 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates. Based on Ameren Missouri’s current projections, and assuming no significant additional restrictions are placed on individuals and businesses in our service territories, the net decline in electric sales volumes for October 1 through December 31, 2020, compared to the same period in 2019, excluding the estimated effects of weather and customer energy-efficiency programs, is expected to result in a decline in earnings per diluted share of approximately 1 cent. The following table provides the approximate increases and (decreases) in Ameren Missouri electric sales volumes by customer class for the three and nine months ended September 30, 2020, and the estimated changes for the calendar year 2020, compared to the same periods in 2019, excluding the estimated effects of weather and customer energy-efficiency programs:

			Calendar Year (a)
	QTD YoY	YTD YoY
Residential	2.0%	3.5%	3.5%
Commercial	(7.5)%	(7.5)%	(6.5)%
Industrial	(0.5)%	(4.0)%	(3.0)%
Total	(2.5)%	(2.5)%	(2.0)%
(a) Based on actual results from January 1 through September 30, 2020, and Ameren Missouri’s projection for October 1 through December 31, 2020, compared to the same periods in 2019.
Ameren Illinois also experienced decreases in electric and natural gas sales volumes in the three and nine months ended September 30, 2020. However, Ameren Illinois’ electric distribution and transmission businesses have formula ratemaking frameworks, which provide for recovery of their revenue requirements independent of sales volumes, and Ameren Illinois' natural gas distribution business has a VBA, which provides for recovery of the natural gas distribution service revenue requirement associated with sales volumes for residential and small nonresidential customers. Additionally, ATXI’s electric transmission business has a formula ratemaking framework, which provides for recovery of its revenue requirement independent of sales volumes. None of Ameren’s businesses have experienced significant disruptions to their supply chain operations. However, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the impact of supply chain disruptions related to Ameren Missouri’s acquisition of an up-to 300-megawatt wind generation facility.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020	2019
Net income attributable to Ameren common shareholders	$367	$364	$756	$734
Earnings per common share – diluted	1.47	1.47	3.04	2.97
Net income attributable to Ameren common shareholders increased $3 million, with comparable earnings per diluted share, in the three months ended September 30, 2020, compared with the year-ago period. The increase was due to net income increases of $9 million, $3 million, and $2 million at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by a net income decrease of $3 million at Ameren Missouri and an $8 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $22 million, or 7 cents per diluted share, in the nine months ended September 30, 2020, compared with the year-ago period. The increase was due to net income increases of $29 million, $9 million, and $2 million at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by a net income decrease of $7 million at Ameren Missouri and an $11 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2020, compared to the year-ago periods (except where a specific period is referenced), by:
•lower base level of expenses, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA, at Ameren Missouri pursuant to the March 2020 MoPSC electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report (8 cents and 15 cents per share, respectively);
•increased Ameren Transmission and Ameren Illinois Electric Distribution earnings due to additional rate base investments, including energy-efficiency investments at Ameren Illinois (3 cents and 11 cents per share, respectively);
•decreased other operations and maintenance expenses related to the absence of a scheduled refueling and maintenance outage at the Callaway Energy Center, which last occurred in the second quarter of 2019 and which costs previously were expensed as incurred, as compared with the deferral of expenses for the fall 2020 refueling and maintenance outage under the February 2020 MoPSC order (10 cents per share for the nine months ended September 30, 2020);
•decreased other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, excluding decreased costs associated with the Callaway Energy Center’s scheduled refueling and maintenance outage, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods, and changes in the cash surrender value of company-owned life insurance, which increased in the three months ended September 30, 2020, but decreased in the nine months ended September 30, 2020 (4 cents and 5 cents per share, respectively);
•increased Ameren Transmission earnings resulting from the May 2020 FERC order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff (4 cents per share for the nine months ended September 30, 2020); and
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP rider (1 cent and 3 cents per share, respectively).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2020, compared to the year-ago periods (except where a specific period is referenced), by:
•lower MEEIA performance incentives recognized at Ameren Missouri (3 cents and 9 cents per share, respectively);
•decreased electric retail sales, excluding the estimated effects of weather, at Ameren Missouri due to decreased sales volumes and demand charge revenue from commercial and industrial customers, partially offset by increased sales volumes to higher margin residential customers. Demand was affected, in part, by the COVID-19 pandemic (2 cents and 8 cents per share, respectively);
•decreased electric retail sales at Ameren Missouri due to weather, primarily resulting from milder summer temperatures experienced in 2020 (estimated at 5 cents and 6 cents per share, respectively);
•decreased Ameren Illinois Electric Distribution earnings under performance-based formula ratemaking because of a lower recognized ROE driven by lower annual average monthly yields on 30-year United States Treasury bonds (1 cent and 5 cents per share, respectively);
•increased net financing costs primarily at Ameren (parent), primarily because of its April 2020 debt issuance (3 cents and 5 cents per share, respectively);

•lower margins at Ameren Missouri including decreased revenues from customer late fees and reconnection fees, and transmission service charges due, in part, to the COVID-19 pandemic (1 cent and 3 cents per share, respectively);
•decreased income tax benefits at Ameren (parent) related to stock-based compensation (3 cents per share for the nine months ended September 30, 2020);
•increased charitable donations at Ameren Missouri pursuant to its March 2020 electric rate order (2 cents per share for the nine months ended September 30, 2020);
•increased depreciation and amortization expenses not subject to riders or regulatory tracking mechanisms at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to additional property, plant, and equipment investments (1 cent and 2 cents per share, respectively); and
•increased weighted-average basic common shares outstanding (1 cent and 2 cents per share, respectively).
The cents per share information presented is based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2019, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2020 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization Expenses, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2020 and 2019:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2020:
Electric margins	$795	$279	$—	$141	$(7)	$1,208
Natural gas margins	12	—	93	—	—	105
Other operations and maintenance expenses	(221)	(133)	(52)	(14)	2	(418)
Depreciation and amortization expenses	(154)	(71)	(21)	(25)	(2)	(273)
Taxes other than income taxes	(92)	(21)	(11)	(2)	(2)	(128)
Other income, net	26	9	4	4	5	48
Interest charges	(50)	(19)	(10)	(19)	(12)	(110)
Income taxes	(18)	(10)	(1)	(22)	(12)	(63)
Net income (loss)	298	34	2	63	(28)	369
Noncontrolling interests – preferred stock dividends	(1)	—	—	(1)	—	(2)
Net income (loss) attributable to Ameren common shareholders	$297	$34	$2	$62	$(28)	$367
Three Months 2019:
Electric margins	$844	$270	$—	$128	$(9)	$1,233
Natural gas margins	13	—	87	—	—	100
Other operations and maintenance expenses	(242)	(128)	(52)	(15)	3	(434)
Depreciation and amortization expenses	(138)	(68)	(20)	(21)	(1)	(248)
Taxes other than income taxes	(96)	(22)	(10)	(1)	(2)	(131)
Other income, net	15	9	3	2	5	34
Interest charges	(44)	(19)	(9)	(20)	(4)	(96)
Income taxes	(51)	(10)	—	(19)	(12)	(92)
Net income (loss)	301	32	(1)	54	(20)	366
Noncontrolling interests – preferred stock dividends	(1)	—	—	(1)	—	(2)
Net income (loss) attributable to Ameren common shareholders	$300	$32	$(1)	$53	$(20)	$364
Nine Months 2020:
Electric margins	$1,862	$823	$—	$400	$(22)	$3,063
Natural gas margins	58	—	379	—	—	437
Other operations and maintenance expenses	(662)	(381)	(161)	(43)	7	(1,240)
Depreciation and amortization expenses	(448)	(213)	(62)	(72)	(4)	(799)
Taxes other than income taxes	(254)	(59)	(46)	(6)	(7)	(372)
Other income, net	55	25	11	9	17	117
Interest charges	(140)	(55)	(30)	(58)	(28)	(311)
Income (taxes) benefit	(29)	(32)	(24)	(61)	12	(134)
Net income (loss)	442	108	67	169	(25)	761
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	1	(5)
Net income (loss) attributable to Ameren common shareholders	$439	$107	$66	$168	$(24)	$756
Nine Months 2019:
Electric margins	$1,948	$804	$—	$351	$(24)	$3,079
Natural gas margins	57	—	373	—	—	430
Other operations and maintenance expenses	(720)	(373)	(170)	(44)	6	(1,301)
Depreciation and amortization expenses	(417)	(204)	(59)	(62)	(3)	(745)
Taxes other than income taxes	(256)	(61)	(47)	(3)	(8)	(375)
Other income, net	43	25	9	6	16	99
Interest charges	(136)	(54)	(28)	(58)	(14)	(290)
Income (taxes) benefit	(70)	(31)	(20)	(50)	13	(158)
Net income (loss)	449	106	58	140	(14)	739
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	1	(5)
Net income (loss) attributable to Ameren common shareholders	$446	$105	$57	$139	$(13)	$734

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2020 and 2019:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2020:
Electric and natural gas margins	$279	$93	$91	$463
Other operations and maintenance expenses	(133)	(52)	(12)	(197)
Depreciation and amortization expenses	(71)	(21)	(17)	(109)
Taxes other than income taxes	(21)	(11)	(1)	(33)
Other income, net	9	4	4	17
Interest charges	(19)	(10)	(10)	(39)
Income taxes	(10)	(1)	(14)	(25)
Net income attributable to common shareholder	$34	$2	$41	$77
Three Months 2019:
Electric and natural gas margins	$270	$87	$81	$438
Other operations and maintenance expenses	(128)	(52)	(13)	(193)
Depreciation and amortization expenses	(68)	(20)	(14)	(102)
Taxes other than income taxes	(22)	(10)	(1)	(33)
Other income, net	9	3	1	13
Interest charges	(19)	(9)	(10)	(38)
Income taxes	(10)	—	(10)	(20)
Net income (loss) attributable to common shareholder	$32	$(1)	$34	$65
Nine Months 2020:
Electric and natural gas margins	$823	$379	$252	$1,454
Other operations and maintenance expenses	(381)	(161)	(36)	(578)
Depreciation and amortization expenses	(213)	(62)	(48)	(323)
Taxes other than income taxes	(59)	(46)	(2)	(107)
Other income, net	25	11	9	45
Interest charges	(55)	(30)	(31)	(116)
Income taxes	(32)	(24)	(37)	(93)
Net income	108	67	107	282
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$107	$66	$107	$280
Nine Months 2019:
Electric and natural gas margins	$804	$373	$217	$1,394
Other operations and maintenance expenses	(373)	(170)	(37)	(580)
Depreciation and amortization expenses	(204)	(59)	(41)	(304)
Taxes other than income taxes	(61)	(47)	(2)	(110)
Other income, net	25	9	5	39
Interest charges	(54)	(28)	(29)	(111)
Income taxes	(31)	(20)	(28)	(79)
Net income	106	58	85	249
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$105	$57	$85	$247
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

Electric Margins

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Decrease of $25 Million (QTD YoY)	Overall Ameren Decrease of $16 Million (YTD YoY)

$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,208
$141
$279
$795
$1,233
$128
$270
$844
$3,063
$400
$823
$1,862
$3,079
$351
$804
$1,948
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes other/intersegment eliminations of $(7) million and $(9) million in the three months ended September 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $(22) million and $(24) million in the nine months ended September 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Total by Segment	Increase (Decrease) by Segment
	Overall Ameren Increase of $5 Million (QTD YoY)	Overall Ameren Increase of $7 Million (YTD YoY)

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$105
$93
$12
$100
$87
$13
$437
$379
$58
$430
$373
$57
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2020, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(23)	$—	$—	$—	$—	$(23)
Base rates (estimate)(c)	(34)	1	—	13	—	(20)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(7)	—	—	—	—	(7)
Customer demand charges	(4)	—	—	—	—	(4)
MEEIA 2013, MEEIA 2016, and MEEIA 2019 performance incentives	(11)	—	—	—	—	(11)
Off-system sales	33	—	—	—	—	33
Energy-efficiency program investments	—	2	—	—	—	2
Other	—	3	—	—	2	5
Cost recovery mechanisms – offset in fuel and purchased power(d)	—	(6)	—	—	—	(6)
Other cost recovery mechanisms(e)	(10)	2	—	—	—	(8)
Total electric revenue change	$(56)	$2	$—	$13	$2	$(39)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(29)	$—	$—	$—	$—	$(29)
Effect of weather (estimate)(b)	5	—	—	—	—	5
Effect of lower net energy costs included in base rates	32	—	—	—	—	32
Transmission services charges	(1)	—	—	—	—	(1)
Other	—	1	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(d)	—	6	—	—	—	6
Total fuel and purchased power change	$7	$7	$—	$—	$—	$14
Net change in electric margins	$(49)	$9	$—	$13	$2	$(25)
Natural gas revenue change:
QIP rider	$—	$—	$6	$—	$—	$6
Software licensing agreement	—	—	(5)	—	—	(5)
Other	(1)	—	4	—	—	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(1)	—	4	—	—	3
Other cost recovery mechanisms(e)	—	—	1	—	—	1
Total natural gas revenue change	$(2)	$—	$10	$—	$—	$8
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$1	$—	$(4)	$—	$—	$(3)
Total natural gas purchased for resale change	$1	$—	$(4)	$—	$—	$(3)
Net change in natural gas margins	$(1)	$—	$6	$—	$—	$5

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(29)	$—	$—	$—	$—	$(29)
Base rates (estimate)(c)	(51)	5	—	49	—	3
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(33)	—	—	—	—	(33)
Customer demand charges	(5)	—	—	—	—	(5)
MEEIA 2013, MEEIA 2016, and MEEIA 2019 performance incentives	(32)	—	—	—	—	(32)
Off-system sales	33	—	—	—	—	33
Customer late fees and reconnection fees	(4)	—	—	—	—	(4)
Energy-efficiency program investments	—	8	—	—	—	8
Other	(3)	4	—	—	2	3
Cost recovery mechanisms – offset in fuel and purchased power(d)	(1)	(20)	—	—	—	(21)
Other cost recovery mechanisms(e)	(6)	1	—	—	—	(5)
Total electric revenue change	$(131)	$(2)	$—	$49	$2	$(82)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(21)	$—	$—	$—	$—	$(21)
Effect of weather (estimate)(b)	9	—	—	—	—	9
Effect of lower net energy costs included in base rates	61	—	—	—	—	61
Transmission services charges	(3)	—	—	—	—	(3)
Other	(2)	1	—	—	—	(1)
Cost recovery mechanisms – offset in electric revenue(d)	1	20	—	—	—	21
Total fuel and purchased power change	$45	$21	$—	$—	$—	$66
Net change in electric margins	$(86)	$19	$—	$49	$2	$(16)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(2)	$—	$—	$—	$—	$(2)
QIP rider	—	—	16	—	—	16
Software licensing agreement	—	—	(5)	—	—	(5)
Other	2	—	2	—	—	4
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(11)	—	(41)	—	—	(52)
Other cost recovery mechanisms(e)	—	—	(7)	—	—	(7)
Total natural gas revenue change	$(11)	$—	$(35)	$—	$—	$(46)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(d)	11	—	41	—	—	52
Total natural gas purchased for resale change	$12	$—	$41	$—	$—	$53
Net change in natural gas margins	$1	$—	$6	$—	$—	$7
(a)Includes an increase in transmission margins of $10 million and $35 million at Ameren Illinois for the three and nine months ended September 30, 2020, compared with the year-ago periods.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $23 million and $35 million for the recovery of lost electric margins for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
(d)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins.
(e)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section and "Income Taxes" in the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins decreased $25 million, or 2%, and $16 million, or 1%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, as discussed below.
Ameren’s natural gas margins increased $5 million, or 5%, and $7 million, or 2%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $13 million, or 10%, and $49 million, or 14%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment, as evidenced by a 13% increase in rate base used to calculate the revenue requirement, and an increase in the allowed ROE resulting from the May 2020 FERC order. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri’s electric margins decreased $49 million, or 6%, and $86 million, or 4%, for the three and nine months ended September 30, 2020, respectively, compared with the year ago periods.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•The aggregate effect of changes in customer usage, excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, decreased electric revenues an estimated $11 million and $38 million, respectively. The decrease was primarily due to a reduction in sales volumes (-$18 million and -$37 million, respectively) and decreased revenues from customer demand charges (-$4 million and -$5 million, respectively), both of which were unfavorably affected by the COVID-19 pandemic. An increase in the average retail price per kilowatthour due to changes in customer usage patterns partially offset the decreases by +$11 million and +$4 million, respectively. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
•The absence of revenues associated with MEEIA 2013 and 2016 performance incentives in 2020, partially offset by revenues from the MEEIA 2019 performance incentive, decreased revenues $11 million and $32 million, respectively. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information regarding the MEEIA performance incentives.
•Summer temperatures were milder as cooling degree days decreased 14% and 8%, respectively, and winter temperatures were warmer as heating degree days decreased 9% for the nine months ended September 30, 2020. The aggregate effect of weather decreased margins an estimated $18 million and $20 million, respectively. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (-$23 million and -$29 million, respectively) and the effect of weather (estimate) on fuel and purchased power (+$5 million and +$9 million, respectively) in the table above.
•The COVID-19 pandemic caused the suspension of customer late fees and disconnections, which decreased revenues $4 million for the nine months ended September 30, 2020. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information on the suspension of customer late fees and disconnections.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•Lower net energy costs increased margins $4 million and $12 million, respectively, as a result of decreased sales volumes, which were reduced by the COVID-19 pandemic. The change in net energy costs is the sum of the effect of revenue change in off-system sales (+$33 million and +$33 million, respectively), and the effect of the change in energy costs (-$29 million and -$21 million, respectively) in the table above.
•Lower net energy costs included in base rates partially offset by lower electric base rates as a result of the March 2020 MoPSC electric rate order, with new rates effective April 1, 2020, increased margins $10 million for the nine months ended September 30, 2020. The change in electric base rates is the sum of the change in base rates (estimate) (-$51 million) and the effect of lower net energy costs included in base rates (+$61 million) in the table above.
Ameren Missouri’s natural gas margins were comparable between periods.

Ameren Illinois
Ameren Illinois’ electric margins increased $19 million, or 5%, and $54 million, or 5%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Transmission and Ameren Illinois Electric Distribution. Ameren Illinois Natural Gas’ margins increased $6 million, or 7%, and $6 million or 2%, respectively, for the three and nine months ended September 30, 2020, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $9 million, or 3%, and $19 million, or 2%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2020, compared with the year-ago periods (except when a specific period is referenced):
•Margins increased due to higher recoverable non-purchased power expenses (+$10 million) and increased capital investment (+$8 million), as evidenced by a 8% increase in rate base used to calculate the revenue requirement, partially offset by a lower recognized ROE (-$13 million), as evidenced by a decrease of 100 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds under performance-based formula ratemaking for the nine months ended September 30, 2020. The sum of these changes collectively increased margins $5 million for the nine months ended September 30, 2020.
•Revenues increased $2 million and $8 million, respectively, due to recovery of increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $6 million, or 7%, and $6 million or 2%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. Revenues increased from QIP recoveries due to additional investment in qualified natural gas infrastructure increased margins $6 million and $16 million, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. The absence of revenues from a 2019 software licensing agreement with Ameren Missouri decreased margins $5 million for the three and nine months ended September 30, 2020, compared with the year-ago periods. See Note 8 - Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $10 million, or 12%, and $35 million, or 16%, for the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 18% increase in rate base used to calculate the revenue requirement, and an increase in the allowed ROE resulting from the May 2020 FERC order. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Decrease of $16 Million (QTD YoY)	Overall Ameren Decrease of $61 Million (YTD YoY)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$418
$52
$133
$221
$434
$52
$128
$242
$1,240
$43
$161
$381
$662
$1,301
$44
$170
$373
$720
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes $14 million and $15 million of other operations and maintenance at Ameren Transmission in the three months ended September 30, 2020 and 2019, respectively. Includes other/intersegment eliminations of $(2) million and $(3) million in the three months ended September 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $(7) million and $(6) million in the nine months ended September 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $16 million and $61 million in the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $21 million and $58 million in the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and nine months ended September 30, 2020, compared with the year-ago periods (except where a specific period is referenced):
•Callaway Energy Center refueling operations and maintenance costs decreased $34 million in the nine months ended September 30, 2020, primarily because of the refueling and maintenance outage that was completed in May 2019. The 2019 outage costs were expensed as incurred. Costs for the current year’s fall refueling and maintenance outage are being deferred as a regulatory asset pursuant to the February 2020 MoPSC order.
•Energy center maintenance costs, other than those associated with the Callaway refueling and maintenance outage, decreased $6 million and $21 million, respectively, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods.
•Transmission and distribution expenditures decreased $6 million and $11 million, respectively, primarily due to increased labor directed towards capital projects versus operations and maintenance-oriented projects. The decrease in the three months ended September 30, 2020, was partially offset by increased storm costs in the current year period.

•Amortization of solar rebate costs incurred prior to the RESRAM decreased $5 million and $9 million, respectively, as a result of the March 2020 MoPSC electric rate order.
•The cash surrender value of company-owned life insurance increased $4 million in the three months ended September 30, 2020, because of favorable market returns in the current-year period.
•Customer energy-efficiency program costs decreased $3 million in the three months ended September 30, 2020, because of increased participation in the MEEIA 2019 programs in the third quarter of 2019.
The following items partially offset the above decreases in other operations and maintenance expenses in the three and nine months ended September 30, 2020, compared with the year-ago periods (except where a specific period is referenced):
•Solar rebate costs recoverable under the RESRAM resulted in increased expenses of $3 million and $7 million, respectively.
•Technology-related expenditures increased $6 million in the nine months ended September 30, 2020, primarily due to costs associated with the implementation of cloud computing technology.
•The cash surrender value of company-owned life insurance decreased $5 million in the nine months ended September 30, 2020, because of less favorable market returns in the current-year period, compared with the year-ago period.
Ameren Illinois
Other operations and maintenance expenses increased $4 million and decreased $2 million in the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $5 million and $8 million in the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods. The following items increased other operation and maintenance expenses in the three and nine months ended September 30, 2020, compared with the year-ago periods (except where a specific period is referenced):
•Amortization of regulatory assets associated with energy-efficiency program investments under performance-based formula ratemaking increased $5 million in the nine months ended September 30, 2020.
•Labor and benefits increased $4 million and $5 million, respectively, including an increase in power restoration assistance provided to other utilities.
•The cash surrender value of company-owned life insurance decreased $2 million in the nine months ended September 30, 2020, because of less favorable market returns in the current-year period, compared with the year-ago period.
•Environmental remediation rider costs increased $2 million in the three months ended September 30, 2020, due to timing of projects.
The following items partially offset the above increases in other operations and maintenance expenses in the three and nine months ended September 30, 2020 compared with the year-ago periods (except where a specific period is referenced):
•Meter reading costs decreased $4 million in the nine months ended September 30, 2020, as Ameren Illinois Electric Distribution completed deployment of automated smart meters in 2019.
•The cash surrender value of company-owned life insurance increased $2 million in the three months ended September 30, 2020, resulting from favorable market returns in the current-year period.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable between the three months ended September 30, 2020, and the year-ago period. Other operations and maintenance expenses decreased $9 million in the nine months ended September 30, 2020, compared with the year-ago period, primarily because of a $4 million reduction in energy-efficiency rider costs due to the deferral of projects to future periods and a $3 million reduction in meter reading costs as Ameren Illinois Natural Gas completed deployment of automated smart meters in 2019.

Depreciation and Amortization Expenses

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Increase of $25 Million (QTD YoY)	Overall Ameren Increase of $54 Million (YTD YoY)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$273
$21
$71
$154
$248
$20
$68
$138
$799
$72
$62
$213
$448
$745
$62
$59
$204
$417
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes $25 million and $21 million of depreciation and amortization expense at Ameren Transmission in the three months ended September 30, 2020 and 2019, respectively. Includes other/intersegment eliminations of $2 million and $1 million in the three months ended September 30, 2020, and 2019, respectively. Also includes other/intersegment eliminations of $4 million and $3 million in the nine months ended September 30, 2020, and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $25 million, $16 million, and $7 million in the three months ended September 30, 2020, and $54 million, $31 million, and $19 million in the nine months ended September 30, 2020, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflect a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA. As a result of the March 2020 MoPSC electric rate order, the deferral to a regulatory asset of depreciation and amortization expenses related to PISA-eligible assets placed in-service through December 31, 2019, ceased as of April 1, 2020, as the associated depreciation and amortization expenses were then reflected in customer rates. The PISA deferral of depreciation and amortization expenses was $3 million and $7 million for the three months ended September 30, 2020 and 2019, respectively, and $17 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Decrease of $3 Million (QTD YoY)	Overall Ameren Decrease of $3 Million (YTD YoY)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$128
$11
$21
$92
$131
$10
$22
$96
$372
$46
$59
$254
$375
$47
$61
$256
QTD 2020
QTD 2019
YTD 2020
YTD 2019

(a)Includes $2 million, $1 million, $6 million, and $3 million at Ameren Transmission in the three months ended September 30, 2020, the three months ended September 30, 2019, the nine months ended September 30, 2020, and the nine months ended September 30, 2019, respectively, and other/intersegment eliminations of $2 million, $2 million, $7 million, and $8 million, in the three months ended September 30, 2020, the three months ended September 30, 2019, the nine months ended September 30, 2020, and the nine months ended September 30, 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes decreased $3 million in the three months ended September 30, 2020, compared with the year-ago period, primarily due to a decrease in excise taxes at Ameren Missouri as a result of reduced sales, as discussed in the Electric and Natural Gas Margins section above. Taxes other than income taxes decreased $3 million in the nine months ended September 30, 2020, compared with the year-ago period, primarily due to a $7 million decrease in excise taxes at Ameren Missouri and a $2 million reduction in the electric distribution tax at Ameren Illinois Electric Distribution, both as a result of reduced sales. These decreases were partially offset by property tax increases of $4 million and $3 million at Ameren Missouri and Ameren Transmission, respectively, resulting from higher assessed values.

Other Income, Net

Total by Segment(a)	Increase (Decrease) by Segment
	Overall Ameren Increase of $14 Million (QTD YoY)	Overall Ameren Increase of $18 Million (YTD YoY)

$140
$120
$100
$80
$60
$40
$20
$0
$ (Millions)
$48
$5
$4
$9
$26
$34
$5
$3
$9
$15
$117
$17
$9
$11
$25
$55
$99
$16
$6
$9
$25
$43
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

(a)Includes $4 million and $2 million of other income, net, at Ameren Transmission in the three months ended September 30, 2020 and 2019, respectively.
Other income, net, increased $14 million in the three months ended September 30, 2020, compared with the year-ago period, primarily due to a $9 million increase in the non-service cost components of net periodic benefit income at Ameren Missouri, partially due to changes in the base level of pension and postretirement costs as a result of the March 2020 MoPSC electric rate order. Additionally, other income, net, increased due to a $3 million increase in the equity portion of allowance for funds used during construction at Ameren Transmission, primarily due to lower short-term borrowings in the current-year period. Other income, net, increased $18 million in the nine months ended September 30, 2020, compared with the year-ago period. An increase of $19 million in the non-service cost components of net periodic benefit income at Ameren Missouri was partially offset by a $6 million increase in donations, primarily due to charitable donations made pursuant to the March 2020 MoPSC electric rate order. Additionally, other income, net, increased due to a $3 million increase in the equity portion of allowance for funds used during construction at Ameren Transmission. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the Ameren Missouri's March 2020 electric rate order.
See Note 5 – Other Income, Net under Part I, Item 1, of this report for additional information.

Interest Charges

Total by Segment	Increase (Decrease) by Segment
	Overall Ameren Increase of $14 Million (QTD YoY)	Overall Ameren Increase of $21 Million (YTD YoY)

$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$110
$19
$10
$19
$50
$96
$20
$9
$19
$44
$311
$28
$58
$30
$55
$140
$290
$14
$58
$28
$54
$136
QTD 2020
QTD 2019
YTD 2020
YTD 2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

(a)Includes other/intersegment eliminations of $12 million and $4 million of other income, net, in the three months ended September 30, 2020 and 2019, respectively.
Interest charges increased $14 million and $21 million in the three and nine months ended September 30, 2020, respectively, compared with the year-ago periods, primarily due to a long-term debt issuance at Ameren (parent) in April 2020, which increased interest charges by $7 million and $14 million, respectively, and a long-term debt issuance at Ameren Missouri in March 2020, which increased interest charges by $3 million and $7 million, respectively. Lower PISA deferrals also resulted in increased interest charges at Ameren Missouri in the three months ended September 30, 2020. Interest charges at Ameren and Ameren Missouri reflect a deferral to a regulatory asset of interest charges pursuant to PISA. As a result of the March 2020 MoPSC electric rate order, the deferral to a regulatory asset of amounts related to PISA-eligible assets placed in-service through December 31, 2019, ceased as of April 1, 2020, as the return on those PISA assets was then reflected in customer rates. The PISA deferral of interest charges was less than $1 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $9 million for each of the nine months ended September 30, 2020 and 2019.

Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months(a)		Nine Months(a)
	2020	2019	2020	2019
Ameren	15%	20%	15%	18%
Ameren Missouri	6%	14%	6%	13%
Ameren Illinois	24%	24%	25%	24%
Ameren Illinois Electric Distribution	21%	23%	23%	23%
Ameren Illinois Natural Gas	(b)	(b)	26%	26%
Ameren Illinois Transmission	25%	24%	26%	25%
Ameren Transmission	26%	25%	27%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2020 and 2019.
(b)Not meaningful because of the insignificant amount of income before income taxes.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.

The effective income tax rate was lower at Ameren Illinois Electric Distribution in the three months ended September 30, 2020, compared with the year-ago period, primarily because of lower amortization of excess deferred taxes and lower tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement entered into in August 2019 relating to 7.5 million shares of common stock. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. Incremental renewable generation investment opportunities included in Ameren Missouri’s 2020 IRP may result in the need for additional equity. For additional information about the forward sale agreement, see Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2020, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $2.0 billion at September 30, 2020. As a result of capital market volatility, due, in part, to the COVID-19 pandemic, and to increase net available liquidity, Ameren (parent) accelerated a debt issuance to April 2020, which had been planned for later in 2020, and used a portion of the proceeds to repay $350 million of senior unsecured notes held by Ameren (parent) in October 2020. Additionally, Ameren expects to receive between $540 million and $550 million upon settlement of the forward sale agreement, which can be settled at Ameren’s discretion on or prior to March 31, 2021. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided by (Used in) Financing Activities
	2020	2019	Variance	2020	2019	Variance	2020	2019	Variance
Ameren	$1,329	$1,668	$(339)	$(1,981)	$(1,798)	$(183)	$644	$178	$466
Ameren Missouri	709	840	(131)	(877)	(785)	(92)	139	(49)	188
Ameren Illinois	515	706	(191)	(1,030)	(903)	(127)	537	234	303
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, significantly affects the amount and timing of our cash provided by operating activities.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. For information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report. In addition, see Results of Operations above for more information on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement.

Ameren
Ameren’s cash provided by operating activities decreased $339 million in the first nine months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•A $281 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances, which reflected an increase in amounts that were 30 days or greater past due or that were a part of a deferred payment arrangement, a decrease in sales volumes and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel and purchased power costs at Ameren Missouri and decreased purchased power costs and volumes and natural gas costs at Ameren Illinois.
•A $40 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased to mitigate against any potential supply disruptions.
•A $32 million increase in payments to settle ARO liabilities, primarily related to Ameren Missouri’s CCR storage facilities.
•A $27 million increase in pension and postretirement benefit plan contributions.
•A $25 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to the FEJA.
•A $19 million increase in interest payments, primarily due to an increase in the average outstanding debt at Ameren (parent) and Ameren Illinois.
•A $17 million decrease, primarily resulting from increased coal inventory levels as less coal was purchased in 2019 due to delivery disruptions that occurred from flooding.
•A $14 million increase in property tax payments at Ameren Missouri due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.
•Refunds paid in 2020 of $13 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $28 million decrease in non-Callaway Energy Center maintenance costs at Ameren Missouri, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, the deferral of projects to future periods, and lower storm costs.
•A $27 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
•A $22 million decrease in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center, as the current year refueling and maintenance outage began in October 2020, while the prior year refueling and maintenance outage was completed in the second quarter of 2019.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $131 million in the first nine months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•A $147 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances, a decrease in electric sales volumes, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel and purchased power costs.
•A $32 million increase in payments to settle ARO liabilities, primarily related to CCR storage facilities.
•A $23 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased to mitigate against any potential supply disruptions.
•A $17 million decrease, primarily resulting from increased coal inventory levels as less coal was purchased in 2019 due to delivery disruptions that occurred from flooding in 2019.
•A net $16 million increase in collateral posted with counterparties, primarily resulting from changes in the market prices of power and natural gas and changes in contracted commodity volumes.
•A $14 million increase in property tax payments due to higher property tax values in 2019, compared with 2018. Property tax payments in a given year are based on the preceding year’s property tax values.
•A $14 million increase in pension and postretirement benefit plan contributions.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $43 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2020.
•A $28 million decrease in non-Callaway Energy Center maintenance costs, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, the deferral of projects to future periods, and lower storm costs.
•A $22 million decrease in payments for nuclear refueling and maintenance outages at the Callaway Energy Center, as the current year refueling and maintenance outage began in October 2020, while the prior year refueling and maintenance outage was completed in the second quarter of 2019.
•A $12 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $191 million in the first nine months of 2020, compared with the year-ago period. The following items contributed to the decrease:
•A $136 million decrease resulting from decreased customer collections, primarily due to an increase in accounts receivable balances, which reflected an increase in amounts that were 30 days or greater past due or that were a part of a deferred payment arrangement, a decrease in sales volumes, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased purchased power costs and volumes and natural gas costs.
•A $32 million increase in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments in 2020.
•A $17 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased to mitigate against any potential supply disruptions.
•An $11 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•Refunds paid in 2020 of $9 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
•A net $9 million decrease in collateral received from counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from renewable energy contracts entered into pursuant to the FEJA.
•A $7 million increase in pension and postretirement benefit plan contributions.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $10 million decrease in payments for the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $183 million during the first nine months of 2020, compared with the year-ago period, primarily as a result of a $123 million increase in capital expenditures. Partially offsetting capital expenditure increases at Ameren Missouri and Ameren Illinois discussed below, ATXI's capital expenditures decreased $37 million, primarily as a result of decreased expenditures on the Mark Twain project as the project was placed in service in 2019. Cash used in investing activities also increased $35 million due to the timing of nuclear fuel expenditures and $26 million due to net investment activity in the nuclear decommissioning trust fund at Ameren Missouri during the first nine months of 2020, compared with the year-ago period.
Ameren Missouri’s cash used in investing activities increased $92 million during the first nine months of 2020, compared with the year-ago period, primarily as a result of a $35 million increase due to the timing of nuclear fuel expenditures, a $27 million increase in capital expenditures, and a $26 million increase due to net investment activity in the nuclear decommissioning trust fund compared with the year-ago period. Ameren Missouri's increase in capital expenditures was primarily related to electric delivery infrastructure upgrades and electric transmission system reliability projects.
Ameren Illinois’ cash used in investing activities increased $127 million during the first nine months of 2020, compared with the year-ago period, primarily due to a $131 million increase in capital expenditures primarily related to electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things. As a result of capital market volatility, due, in part, to the COVID-19 pandemic, and to increase net available liquidity, Ameren (parent) accelerated a debt issuance to April 2020, which had been planned for later in 2020, and used a portion of the proceeds to repay $350 million of senior unsecured notes held by Ameren (parent) in October 2020.
Ameren’s cash provided by consolidated financing activities increased $466 million during the first nine months of 2020, compared with the year-ago period. During the first nine months of 2020, Ameren utilized proceeds from the issuance of $1,263 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million, and to fund, in part, investing activities. During the first nine months of 2020, Ameren repaid net short-term debt of $168 million. In comparison, during the first nine months of 2019, Ameren utilized proceeds from the issuance of $900 million of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $329 million. During 2019, Ameren repaid net short-term debt of $53 million, and used cash provided by financing activities to fund, in part, investing activities. During the first nine months of 2020, Ameren paid common stock dividends of $367 million, compared with $350 million in dividend payments in the year-ago period.
Ameren Missouri’s financing activities provided cash of $139 million during the first nine months of 2020, compared to using cash of $49 million during the year-ago period. During the first nine months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. During the first nine months of 2020, Ameren Missouri repaid net short-term debt of $234 million and used cash provided by financing activities to fund, in part, investing activities. In comparison, during the first nine months of 2019, Ameren Missouri utilized net proceeds from the issuance of $450 million in long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $329 million, and net commercial paper issuances of $89 million to fund, in part, investing activities. During the first nine months of 2020, Ameren Missouri did not pay common stock dividends, compared with $250 million in dividend payments in the year-ago period, due to an expected increase in investing cash needs, including the anticipated acquisition of wind generation facilities.
Ameren Illinois’ cash provided by financing activities increased $303 million during the first nine months of 2020, compared with the year-ago period. During the first nine months of 2020, Ameren Illinois received $350 million in capital contributions from Ameren (parent), and utilized net proceeds from commercial paper issuance of $189 million to fund, in part, investing activities. In comparison, during the first nine months of 2019, Ameren Illinois utilized net proceeds from commercial paper issuances of $237 million to fund, in part, investing activities.
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
The following table presents Ameren’s consolidated liquidity as of September 30, 2020:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	19
Less: Ameren Missouri letters of credit	3
Missouri Credit Agreement – subtotal	1,178
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	11
Less: Ameren Illinois commercial paper outstanding	242
Less: Ameren Illinois letters of credit	2
Illinois Credit Agreement – subtotal	845
Subtotal	$2,023
Add: Cash and cash equivalents	6
Net Available Liquidity	$2,029
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2020, Ameren (parent), Ameren Missouri, and Ameren Illinois each borrowed under the Credit Agreements and issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance. As a result of volatility in the capital markets, the Ameren Companies borrowed under the Credit Agreements in certain instances in the first quarter of 2020 rather than issuing commercial paper.

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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In March 2020, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities, which expires in March 2022. In September 2020, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities, which expires in September 2022. In July 2019, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities, which expires in July 2021.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other borrowing arrangements, or other arrangements may be made.
Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the nine months ended September 30, 2020 and 2019:

	Month Issued, Redeemed, or Matured	2020		2019
Issuances of Long-term Debt
Ameren:
3.50% Senior unsecured notes due 2031	April	$798		$—
2.50% Senior unsecured notes due 2024	September	—		450
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	$465		$—
3.50% First mortgage bonds due 2029	March	—		450
Total Ameren long-term debt issuances		$1,263		$900
Issuances of Common Stock
Ameren:
DRPlus and 401(k)	Various	$37	(a) (b)	$54	(a) (b)
Total common stock issuances		$37		$54
Total Ameren long-term debt and common stock issuances		$1,300		$954
Redemptions and Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$85		$—
6.70% Senior secured notes due 2019	February	—		329
Ameren Illinois:
5.70% First mortgage bond due 2024	September	—		(c)
Total Ameren long-term debt redemptions and maturities		$85		$329
(a)Ameren issued a total of 0.5 million and 0.7 million shares of common stock under its DRPlus and 401(k) plan in the nine months ended September 30, 2020 and 2019, respectively.
(b)Excludes 0.5 million and 0.8 million shares of common stock valued at $38 million and $54 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively.
(c)Less than $1 million
In October 2020, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an unspecified amount of certain types of securities. This registration statement became effective immediately upon filing and expires in October 2023.
See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreement relating to 7.5 million shares of common stock, Ameren Missouri's October 2020 issuance of $550 million in first mortgage bonds, Ameren (parent)'s October 2020 redemption of $350 million of senior unsecured notes, and Ameren (parent)’s capital contributions to Ameren Illinois.
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
At September 30, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On October 9, 2020, Ameren’s board of directors declared a quarterly common stock dividend of 51.5 cents per share payable on December 31, 2020, to shareholders of record on December 9, 2020, resulting in an annualized equivalent dividend rate of $2.06 per share. The previous annualized equivalent dividend rate, based on the common stock dividend declared and paid in the third quarter of 2020, was $1.98 per share.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2020, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2020 and 2019:

	Nine Months
	2020	2019
Ameren	$367	$350
Ameren Missouri	—	250
ATXI	—	15
Commitments
For a listing of our obligations and commitments, see Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
Off-balance-sheet Arrangements
At September 30, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock and variable interest entities. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities. See Note 5 – Long-Term Debt and Equity under Part II, Item 8, of the Form 10-K for further detail concerning the forward sale agreement relating to common stock.

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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at September 30, 2020. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2020, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $167 million, $150 million, and $17 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2020, if market prices were 15% higher or lower than September 30, 2020 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2020 and beyond. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to assess the impacts the pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; more flexible payment plans for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

Operations
•In the first nine months of 2020, we have experienced a net decrease in our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things. Further, our customers’ payment for services has been adversely affected by the COVID-19 pandemic, which has led to an increase in our accounts receivable balances that are past due or that are a part of a deferred payment arrangement. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes. Additionally, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense in 2020. Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense. See the Results of Operations section above for additional information on our accounts receivable balances and changes in Ameren Missouri’s sales volumes in 2020, compared to 2019. Additionally, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, requests filed with the MoPSC for accounting authority orders related to Ameren Missouri's electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic for consideration of recovery in future regulatory rate reviews, and a June 2020 ICC order in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
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
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The initial plan included a portfolio of customer energy-efficiency programs through December 2021 and low-income customer energy-efficiency programs through December 2024, along with a rate-adjustment mechanism. Ameren Missouri intends to invest $226 million over the life of the plan, including $65 million per year through 2021 and $70 million in 2022. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement establishing performance incentives for the 2022 program year. The order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $6 million in the third quarter of 2020. If the target goals are achieved for 2020, 2021, and 2022, additional revenues of $10 million, $13 million, and $11 million would be recognized in 2021, 2022, and 2022, respectively. Incremental additional revenues of $3 million, $3 million, and $1 million may be earned for 2020, 2021, and 2022, respectively, and would be recognized in the respective following year if Ameren Missouri exceeds its targeted energy savings goals. Ameren Missouri’s ability to achieve and/or exceed targeted energy savings goals could be affected by the COVID-19 pandemic. Ameren Missouri recognized $28 million, $11 million, and $37 million in revenues related to MEEIA performance incentives in 2016, 2018, and 2019, respectively.
•In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, resulting in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for regulatory tracking mechanisms. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the

MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. The new rates, base level of expenses, and amortizations became effective on April 1, 2020.
•Ameren Missouri expects to file for electric and natural gas service regulatory rate reviews in the first half of 2021. Ameren Missouri expects key drivers of the electric service regulatory rate review to include increased infrastructure investments and other costs of service. Electric base rates were last reset on April 1, 2020, and are required to be reset at least every four years to allow for continued use of the FAC. Natural gas base rates were last reset on September 1, 2019.
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
•There are various legal proceedings pending that could result in a change to the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff. A 50 basis point change in the FERC-allowed base ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $10 million and $6 million, respectively, based on each company’s 2020 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Unless extended, the formula ratemaking framework expires at the end of 2022. If not extended, Ameren Illinois would then be required to establish future rates through a traditional regulatory rate review, which would allow the use of a future test year, with the ICC. The decoupling provisions extend beyond the end of the formula ratemaking by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
•In 2019, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $7 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2020. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2020 electric distribution service revenues will be based on its 2020 actual recoverable costs, 2020 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework. As of September 30, 2020, Ameren Illinois expects its 2020 year-end rate base to be $3.4 billion. The 2020 revenue requirement reconciliation will be collected from, or refunded to, customers in 2022. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $9 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2020 projected year-end rate base. Ameren Illinois’ allowed ROE for the first nine months of 2020 and 2019 was based on an expected annual average of the monthly yields of the 30-year United States Treasury bonds of 1.5% and 2.5%, respectively.
•In April 2020, Ameren Illinois filed its annual electric distribution service formula rate update with the ICC, requesting a reduction of $45 million in its rates. An ICC decision in this proceeding is expected by December 2020, with new rates effective January 2021. These rates will affect Ameren Illinois' cash receipts during 2021, but will not affect electric distribution service revenues, which will be based on 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•In September 2020, Ameren Illinois filed a revised request seeking to increase its annual revenues for natural gas delivery service by $97 million, which includes an estimated $46 million of annual revenues that would otherwise be recovered under the QIP and other riders. A decision by the ICC in this proceeding is required by January 2021, with new rates expected to be effective in February 2021. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to earn a reasonable return on investments when the rate changes go into effect.
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
•In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses associated with the fall 2020 refueling and maintenance outage are being deferred, as incurred, as a regulatory asset, and will be amortized after completion of the outage. Maintenance expenses will be amortized over the period between refueling and maintenance outages, which is approximately 18 months. Ameren Missouri's scheduled fall 2020 outage began in early October 2020. Ameren Missouri expects to incur approximately $40 million in maintenance expenses related to this outage. During a scheduled outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. Prior to 2020, maintenance expenses for refueling and maintenance outages were expensed as incurred.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of COVID-19, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economy-wide CO2 emission concerns. Increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. See the Results of Operations section above for additional information on our accounts receivable balances. Further, our liquidity and our capital expenditure plans could be adversely affected by other impacts resulting from the COVID-19 pandemic, including but not limited to potential impacts on our ability to access the capital markets on reasonable terms and when needed, Ameren Missouri’s expected wind generation acquisitions, and the timing of tax payments and the utilization of tax credits. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets and Ameren Missouri’s expected wind generation acquisitions, see below.
•In February 2020, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2020. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $7.6 billion over the five-year period from 2020 through 2024, with expenditures largely eligible for recovery under the PISA and the RESRAM. These investments exclude incremental renewable generation investment opportunities of 950 megawatts by 2024, which are included in Ameren Missouri's 2020 IRP discussed below. The planned investments beyond 2023 included in the five-year range above are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA. As a part of its Smart Energy Plan, Ameren Missouri expects to build solar generation facilities, including utility scale facilities and nonresidential customer site facilities. In September 2019, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC to build three solar-plus-storage facilities. In June 2020, Ameren Missouri withdrew its application for the certificates of convenience and necessity following intervenor feedback. Ameren Missouri is evaluating new solar generation facilities as a part of its integrated resource plan, which was filed in September 2020. Also in 2019, the MoPSC approved Ameren Missouri’s Charge Ahead program, which provides incentives for the development of over 1,000 electric vehicle charging stations along highways and at various locations in communities throughout Ameren Missouri’s service territory. The purpose of the program is to promote the development of electric vehicle charging infrastructure that will enable long-distance electric vehicle travel and encourage electrification of the transportation sector.

•In September 2020, Ameren Missouri filed its 2020 IRP with the MoPSC, which targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. The plan, which is subject to review by the MoPSC, also includes expanding renewable sources by adding 3,100 megawatts of renewable generation by the end of 2030 and a total of 5,400 megawatts of renewable generation by 2040. These amounts include the 700 megawatts of wind generation projects discussed below, which are expected to be substantially complete in 2020 and fully in-service in early 2021, and will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources by 2021, subject to customer rate increase limitations. Based on current and projected market prices for energy and for wind and solar generation technologies, among other factors, Ameren Missouri expects its ownership of these renewable resources would represent the lowest-cost option for customers. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental laws or requirements, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost.
•In connection with the 2020 IRP filing discussed above, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. In order to meet these goals, among other things, the 2020 IRP includes retiring Ameren Missouri's Meramec and Labadie coal-fired energy centers at the end of their useful lives and advancing the retirement dates of its Sioux and Rush Island coal-fired energy centers. As indicated in the 2020 IRP, the Meramec, Sioux, Rush Island, and Labadie energy centers are expected to be retired by 2022, 2028, 2039, and 2042, respectively. The next integrated resource plan is expected to be filed in September 2023.
•Consistent with its 2020 IRP filing, Ameren Missouri entered into build-transfer agreements to acquire, after construction, an up-to 300-megawatt wind generation facility and an up-to 400-megawatt wind generation facility in 2019 and 2018, respectively. Delays to the original construction schedule have occurred in 2020 due to changes in supply and construction activities. During the third quarter of 2020, all remaining wind turbine deliveries for the up-to 400-megawatt project were completed. Based on the construction schedule, Ameren Missouri expects this project to be placed in-service by the end of 2020. At this time, due to manufacturing, shipping, and other supply chain issues in 2020, and, based on an updated construction schedule from the developer, Ameren Missouri expects the up-to 300-megawatt project to be partially placed in-service by the end of 2020, and the remaining portion of the project, representing approximately $200 million of investment, to be placed in-service in the first quarter of 2021. Ameren Missouri and the developer of the up-to 300-megawatt project continue to monitor the impact to this project's schedule.
•Through 2024, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $16.6 billion (Ameren Missouri – up to $8.4 billion; Ameren Illinois – up to $8.0 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2020 through 2024. Ameren’s and Ameren Missouri’s estimates include the 700 megawatts of wind generation projects discussed above, but exclude incremental renewable generation investment opportunities of 950 megawatts by 2024, which are included in Ameren Missouri's 2020 IRP.
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

•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. Ameren (parent)’s $350 million of senior unsecured notes maturing in November 2020 were repaid in October 2020 using a portion of the proceeds from Ameren (parent)’s April 2020 issuance of $800 million of senior unsecured notes. The Ameren Companies have no material maturities of long-term debt until 2022. Ameren Illinois expects to issue long-term debt in the fourth quarter of 2020. With the recently completed Ameren Missouri debt issuance and availability under the Credit Agreements, as well as anticipated proceeds from the settlement of the forward sale agreement discussed below, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, including the expected wind generation acquisitions, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity, including as a result of decreased sales and increased customer nonpayment. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2024. Ameren expects these issuances to provide equity of about $100 million annually. Ameren also plans to issue incremental common equity to fund a portion of Ameren Missouri’s wind generation investments through the physical settlement of the forward sale agreement discussed below. Additionally, Ameren plans to issue incremental equity of about $150 million annually from 2021 to 2024. Incremental renewable generation investment opportunities included in Ameren Missouri’s 2020 IRP may result in the need for additional equity. Ameren expects its equity to total capitalization to be about 45% through the period ending December 2024, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to March 31, 2021. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. If physically settled, Ameren expects to receive between $540 million and $550 million upon settlement. Ameren expects to settle a portion of the forward sale agreement in the fourth quarter of 2020 to fund, in part, Ameren Missouri's wind generation investments discussed above. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional information.
•As of September 30, 2020, Ameren had $63 million in tax benefits related to federal and state income tax credit carryforwards, which will be utilized in future periods.
•The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, deferral of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. As of September 30, 2020, the implementation of the act by the Ameren Companies had no material impact to their financial statements. As of September 30, 2020, Ameren, Ameren Missouri, and Ameren Illinois have deferred $27 million, $12 million, and $10 million, respectively, of the 2020 employer portion of Social Security taxes. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2020, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report, include the following:
•Ameren Missouri's requests for accounting authority orders related to costs incurred, net of savings, and forgone customer late fee revenues resulting from the COVID-19 pandemic, filed with the MoPSC in October 2020;
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
The COVID-19 pandemic continues to be a rapidly evolving situation. In the first nine months of 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. It may also affect Ameren Missouri’s ability to recover any lost revenues or incremental costs. As a result of the COVID-19 pandemic, measures have been taken by local, state, and federal governments, such as travel bans, quarantines, and shelter-in place orders. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with individuals allowed to leave their homes and nonessential businesses allowed to begin reopening. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. Ameren's business operations are deemed essential and are not directly impacted by the shelter-in-place orders. As a result of the COVID-19 pandemic, economic activity has been disrupted in the service territories of Ameren Missouri and Ameren Illinois. It has also caused disruptions in the capital markets, which could adversely affect our ability to access these markets on reasonable terms and when needed. These disruptions could continue for a prolonged period of time or become more severe.
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
As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience changes to our sales volumes. In the three and nine months ended September 30, 2020, compared to the same periods in 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. While the impacts of the COVID-19 pandemic are difficult to predict, Ameren Missouri expects the net reduction in sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, to continue in the fourth quarter of 2020, compared to the same period in 2019. The COVID-19 pandemic may continue to affect Ameren Missouri’s total electric sales volumes and sales volumes by customer class beyond 2020. Assuming a ratable change in Ameren Missouri’s electric sales volumes by month, a 1% change for the calendar year 2020 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates. Pursuant to the PISA, Ameren Missouri’s electric rates are limited to a 2.85% compound annual growth rate cap. Continued long-term declines in sales volumes, along with increased capital investments and operating costs, could result in Ameren Missouri’s inability to recover amounts exceeding the rate cap. Ameren Illinois also experienced decreases in electric and natural gas sales volumes in the three and nine months ended September 30, 2020. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. Ameren Missouri suspended disconnections for customer nonpayment and charging late fees in mid-March 2020, and resumed those activities for commercial and industrial customers in mid-July 2020 and residential customers in early August 2020. Ameren Illinois resumed disconnection activities for commercial and industrial customers for nonpayment in early August 2020 and residential customers in mid-September 2020, with the exception of residential customers classified as low income, expressing a financial hardship, or relying on medical equipment. Disconnections for nonpayment for these residential customers are expected to begin in April 2021, which is after the annual winter moratorium period on disconnections from December 1, 2020 to March 31, 2021. Ameren Illinois also resumed charging late fees to all customers in late July 2020, following the suspension of both disconnections and late fees for all customers in mid-March 2020. However, future regulatory or legislative action could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time. As of September 30, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 18%, and 35%, or $151 million, $49 million, and $102 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of September 30, 2019, these percentages were 13%, 9%, and 18%, or $65 million, $23 million, and $42 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provides for the recovery of bad debt expense in 2020. Ameren Missouri does not have a bad debt rider or regulatory tracking mechanism and its earnings are exposed to increases in bad debt expense. While Ameren Missouri will be seeking recovery of certain COVID-19 pandemic related costs incurred, net of savings, and forgone customer late revenues, it could be unsuccessful in obtaining regulatory approval to recover them, which may adversely affect Ameren and Ameren Missouri’s results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2020, to September 30, 2020.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated October 1, 2020, for 2.625% First Mortgage Bonds due 2051	October 9, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 5, 2020